Form 10-Q
period 1996-03-31
NEXTEL COMMUNICATIONS INC
filed 1996-05-13
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

                                            Washington, D.C. 20549


                                                   FORM 10-Q


  (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                               OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-19656


                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                36-3939651
   (State of or other jurisdiction of      (I.R.S. Employer Identification No.)
    of incorporation or organization)

   201 ROUTE 17 NORTH, RUTHERFORD, NJ                     07070
(Address of principal executive offices)                (Zip Code)

                                 (201) 438-1400
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 Number of Shares Outstanding
             Title of Class                              on May 1, 1996
             --------------                     --------------------------------
 Class A Common Stock, $0.001 par value         208,704,965 (including 1,950,735
                                                     shares held in treasury)

 Class B Non-Voting Common Stock,                       17,830,000
     $0.001 par value

                           NEXTEL COMMUNICATIONS, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION.

         Item 1.  Financial Statements - Unaudited.

                Condensed Consolidated Balance Sheets -
                  December 31, 1995 and March 31, 1996.                       3

                Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1995 and 1996.                 4

                Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1995 and 1996.                 5

                Condensed Consolidated Statement of Changes in
                  Stockholders' Equity - Three Months Ended
                  March 31, 1996.                                             6

                Notes to Condensed Consolidated Interim Financial
                  Statements.                                                 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       10

PART II  OTHER INFORMATION.

         Item 1. Legal Proceedings.                                          16

         Item 6. Exhibits and Reports on Form 8-K.                           16

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                    DECEMBER 31,      MARCH 31,
                                                        1995             1996
                                                        ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                             $340,826       $470,432
  Marketable securities                                   68,443         26,276
  Accounts receivable, less allowance for
   doubtful accounts of $5,232 and $6,497                 41,451         51,672
  Radios and accessories                                  21,220         25,274
  Other                                                   32,721         26,933
                                                        --------       --------
        Total current assets                             504,661        600,587

Property, plant and equipment - net                    1,192,204      1,384,324
Intangible assets - net                                3,549,622      3,996,333
Other noncurrent assets                                  266,340        251,160
                                                      ----------     ----------
                                                      $5,512,827     $6,232,404
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other debt     $363,732       $372,009
  Current portion of long-termvv                           1,277          1,339
                                                        --------       --------
        Total current liabilities                        365,009        373,348

Deferred income taxes                                    549,277        556,115

Long-term debt                                          1,653,400      2,094,892
                                                        ---------      ---------
        Total liabilities                               2,567,686      3,024,355
                                                        ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Class A convertible redeemable,
   shares outstanding, 8,163,265 and 8,163,265           300,000        300,000
  Preferred stock, Class B convertible, shares
   outstanding 82 and 82                                      --             --
  Common stock, Class A, shares outstanding
   175,749,359 and 208,635,889                               176            209
  Common stock, Class B, non-voting convertible,
   shares outstanding 17,830,000 and 17,830,000               18             18
  Additional paid-in capital                           3,197,528      3,580,888
  Accumulated deficit                                   (579,231)      (697,949)
  Treasury shares - 24,860 and 1,950,735 shares             (768)        (1,119)
  Net unrealized gain on investments                      32,054         31,663
  Notes receivable - incentive equity plan                (1,018)        (1,021)
  Deferred compensation - net                             (3,618)        (4,640)
                                                       ---------      ---------
        Total stockholders' equity                     2,945,141      3,208,049
                                                       ---------      ---------
                                                      $5,512,827     $6,232,404
                                                      ==========     ==========

        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                          1995           1996
                                                          ----           ----

REVENUE:
  Radio service revenue                               $   20,077      $  58,098
  Analog equipment sales and maintenance                   9,424         10,220
                                                      ----------      ---------
                                                          29,501         68,318

COSTS AND EXPENSES RELATED TO REVENUE:
  Cost of radio service revenue                           15,565         52,232
  Cost of analog equipment sales and maintenance           7,122          7,606
                                                      ----------      ---------
                                                          22,687         59,838

        GROSS PROFIT                                       6,814          8,480
                                                      ----------      ---------

OTHER OPERATING COSTS AND EXPENSES:
  Selling, general and administrative                     36,591         68,750
  Depreciation and amortization                           40,363         86,674
                                                      ----------      ---------
                                                          76,954        155,424

OPERATING LOSS                                           (70,140)      (146,944)
                                                      ----------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                       (20,960)       (49,420)
  Interest income                                          6,557          6,624
                                                      ----------      ---------
                                                         (14,403)       (42,796)

LOSS BEFORE INCOME TAX BENEFIT                           (84,543)      (189,740)

INCOME TAX BENEFIT                                        31,344         71,022
                                                      ----------      ---------

NET LOSS                                              $  (53,199)     $(118,718)
                                                      ==========      =========

NET LOSS PER SHARE                                    $      (.50)    $    (.56)
                                                      ===========     =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (including shares of non-voting common stock)       105,655,000   213,653,000
                                                      ===========   ===========






        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                          1995           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(53,199)     $(118,718)
  Adjustment to reconcile net loss to net
   cash used in operating activities                     (1,792)        44,320
                                                       --------        -------

        Net cash used in operating activities           (54,991)       (74,398)
                                                       --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in other assets                     5,564         (4,300)
  Increase in intangible assets                          (1,273)
  Payments for acquisitions, net of cash acquired       (13,875)        73,152
  Capital expenditures                                  (54,617)       (26,997)
  Decrease in marketable securities                       7,577         43,174

        Net cash (used in) provided by
          investing activities                          (56,624)        85,029
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt financing activities:
   Borrowings under revolving credit agreements                         18,592
   Other - net                                             (532)          (300)
                                                       --------        -------
        Net debt financing activities                      (532)        18,292

  Common stock issued, options exercised                     41            781
  Common stock issued                                                   99,905
  Notes receivable, incentive equity plan                                   (3)
                                                       --------        -------

        Net cash (used in) provided by
          financing activities                            (491)        118,975

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (112,106)       129,606
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          301,679        340,826
CASH AND CASH EQUIVALENTS, END OF PERIOD               $189,573        $470,432
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                        $  2,321        $ 3,930
                                                       ========        =======
  Taxes paid                                           $    218        $   445
                                                       ========        =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Acquisition of equipment, including non-cash
   capitalized  interest                               $ 10,176        $ 9,041
                                                       ========        =======






        See Notes to Condensed Consolidated Interim Financial Statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1996
(DOLLARS IN THOUSANDS)
UNAUDITED

- - --------------------------------------------------------------------------------------------------------------------------

                                                                                      NET         NOTES
                                      CLASS   CLASS                                   UNREALIZED  RECEIVABLE
                  CLASS A   CLASS B   A       B       ADDITIONAL                      GAIN        INCENTIVE  DEFEREED
                  PREFERRED PREFERRED COMMON  COMMON  PAID-IN   ACCUMULATED  TREASURY ON          EQUITY     COMPENS-
                  STOCK     STOCK     STOCK   STOCK   CAPITAL   DEFICIT      SHARES   INVESTMENTS PLAN       ATION       TOTAL
                  -----     -----     -----   -----   -------   -----------  -------  ----------- ---------  --------    -----


BALANCE,
  JANUARY 1, 1996 $300,000  $  --     $ 176   $ 18    $3,197,528 $(579,231)  $(768)   $32,054     $(1,018)   $(3,618)    $2,945,141

  Issuances under
     incentive
     equity plan,
     warrants and                         2                  890              (351)                                             541
     other

  Common stock
     issued for
     acquisitions                        23              277,869                                                            277,892


  Common stock
    acquired by                           8               99,897                                                             99,905
    Comcast

  Deferred
    compensation
    and related
    amortization
    and collection
    of notes
    receivable                                             4,704                                     (3)    (1,022)         3,679

Net unrealized
    depreciation
    on investments                                                                       (391)                                 (391)

  Net loss                                                       (118,718)                                                 (118,718)
                   --------- -------- ------  ------ ----------  --------- -------  --------    ---------     -------    ----------

BALANCE,
  MARCH 31, 1996   $300,000  $   --   $ 209   $ 18  $3,580,888  $(697,949) $(1,119) $31,663     $(1,021)      $(4,640)   $3,208,049
                  ========= ======== ======  ====== ==========  =========  =======  ========    =========     =======    ==========

See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The condensed consolidated interim financial statements of Nextel Communications, Inc. and subsidiaries ("Nextel" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

    The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the interim periods are not necessarily indicative of results for an entire year.

    Effective  January 1, 1996,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). There was no material effect from the adoption of SFAS 121.

    Certain amounts presented for the period ended March 31, 1995 have been reclassified to conform to the presentation for the period ended March 31, 1996.

NOTE 2 - BUSINESS COMBINATIONS AND OTHER SIGNIFICANT TRANSACTIONS

    Dial Page Merger. On January 30, 1996, the merger with Dial Page, Inc. ("Dial Page") was consummated (the "Dial Page Merger"), whereby the stockholders of Dial Page received approximately 26,800,000 shares of Class A Common Stock, par value $0.001 per share ("Class A Common Stock"), or rights to receive such stock, having an aggregate value of approximately $277,892,000 on the contract date, determined pursuant to Emerging Issue Task Force Issue No. 95-19.

    The Dial Page Merger has been accounted for by the purchase method. Accordingly, assets and liabilities have been reflected at fair value, which may be subject to further refinement. The operating results of Dial Page are included in the condensed consolidated statements of operations from the acquisition date.

    Pro Forma Operations Data. The following pro forma statements of operations data gives effect to the Dial Page Merger, and to the completion on July 28, 1995 of the transactions with Motorola, Inc. ("Motorola") (the "Motorola Transaction") and with OneComm Corporation ("OneComm") (the "OneComm Merger") and the completion on July 31, 1995 of the transaction with American Mobile Systems Incorporated ("AMS") ("the AMS Transaction"), assuming such transactions had been consummated at the beginning of the earliest period presented (in thousands, except per share data):

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                  -------------------------
                                     1995          1996
                                     ----          ----
     Revenue                      $  59,827     $ 71,156
                                  =========     ========
     Net loss                     $(109,243)    $(126,613)
                                  =========     =========
     Net loss per share           $    (.51)         (.57)
                                  =========          ====

    The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of future operating results of the Company.

    Comcast Exercise of Purchase Rights. On February 9, 1996, Comcast FCI,
Inc., a subsidiary of Comcast Corporation (collectively, "Comcast"), purchased 8,155,506 shares of Class A Common Stock for $99,905,000 in connection with its exercise of its anti-dilutive rights to purchase shares in connection with the Dial Page Merger.

NOTE 3 - DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS

    Effective January 1, 1996, in order to conform its presentation to that of the majority of wireless communications companies, the Company classified equipment sales revenue and related costs for its Digital Mobile network operations within selling, general and administrative expenses. The loss on the sale of Digital Mobile units results from the Company's subsidy of Digital Mobile units sales and represents marketing costs for the Digital Mobile network. Sales of analog units result in a contribution to gross margin that is anticipated to continue in the foreseeable future; accordingly, sales of analog units will continue to be classified as revenue and the associated costs will continue to be classified as cost and expenses related to revenue. The statement of operations for the three months ended March 31, 1995 has been reclassified to conform with this presentation.

    Equipment sales and related costs of the Company's Digital Mobile network operations are included within selling, general and administrative expenses as follows (in thousands):


                                   THREE MONTHS ENDED
                                        MARCH 31,
                                  ----------------------
                                    1995        1996
     Equipment sales               $7,632     $25,167
     Cost of equipment sales        8,180      28,409
                                    -----      ------
                                   $ (548)    $(3,242)
                                   ======     =======

NOTE 4 - NET LOSS PER SHARE

    The net loss per share is based on the weighted average number of voting and non-voting common shares outstanding during the periods and does not include common stock equivalents since their effect would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    See Part II, Item 1 for a description of legal proceedings.


                                                      * * * * *

     As described in Note 3 to the Condensed Consolidated Interim Financial Statements, the Company has reclassified equipment sales and related costs of its Digital Mobile network operations within selling, general and administrative expenses to conform its presentation to that of the majority of telecommunications companies, including wireless companies. The following unaudited consolidated statements of operations are presented on a reclassified basis. (Dollars in Thousands, Except Per Share Amounts).

                                                         NINE MONTHS
                                           YEAR          ENDED      YEAR ENDED
                                           ENDED         DECEMBER   DECEMBER 31,
                                           MARCH 31,1994 31, 1994       1995
                                           ------------- --------   ------------
                                                        (Unaudited)
REVENUE:
  Radio service revenue                    $44,539        $50,155      $135,753
  Analog equipment sales and maintenance    23,389         24,702        35,950
                                          --------       --------      --------
                                            67,928         74,857       171,703
                                          ---------     ---------     --------

COSTS AND EXPENSES RELATED TO REVENUE:
  Cost of radio service revenue             11,815        27,287       114,908
  Cost of analog equipment sales and
    maintenance                             16,851        18,211        28,222
                                          --------      --------      --------
                                            28,666        45,498       143,130
                                          --------      --------     ---------

           GROSS PROFIT                     39,262        29,359        28,573
                                          --------      --------      --------

OTHER OPERATING COSTS AND EXPENSES:
  Selling, general and administrative (a)
                                            41,107        90,985       201,909
  Expenses related to Corporate
     Reorganization                                                     17,372
  Depreciation and amortization             58,398        94,147       236,178
                                          --------      --------     ---------
                                            99,505       185,132       455,459
                                          --------     ---------     ---------
OPERATING LOSS
                                           (60,243)     (155,773)     (426,886)
                                         ---------    ----------     ---------

OTHER INCOME (EXPENSE):
  Interest expense                         (29,891)      (69,491)     (115,034)
  Interest income                           11,790        28,037        25,525
  Other                                          3            33       (15,372)
                                               ---          ----     ---------
                                           (18,098)      (41,421)     (104,881)
                                         ---------     ---------     ---------

LOSS BEFORE INCOME TAX BENEFIT             (78,341)     (197,194)     (531,767)

INCOME TAX BENEFIT                          21,437        71,345       200,602
                                          --------      --------       -------

NET LOSS                                  $(56,904)   $ (125,849)    $(331,165)
                                         =========    ==========     =========

NET LOSS PER SHARE                       $   (0.73)        (1.25)        (2.31)
                                           =======       =======       =======

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     (including shares of  non-voting
      common stock)                      143,283,000    78,439,000  100,639,000
                                         ===========    ==========  ===========


(a) Includes Digital Mobile network equipment sales of $8,820 and $53,515 and related costs of $14,075 and $65,321 for the nine months ended December 31, 1994 and the year ended December 31, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel for the three month periods ended March 31, 1995 and 1996, and certain factors that will affect the Company's prospective financial condition.

    To further its objective of achieving nationwide Digital Mobile network coverage, Nextel consummated the Motorola Transaction, the OneComm Merger and the AMS Transaction in July 1995 and consummated the Dial Page Merger on January 30, 1996, (hereinafter referred to collectively as the "Acquisitions"). Also in July 1995, pursuant to a securities purchase agreement dated as of April 4, 1995 between the Company, Digital Radio, L.L.C. (the "McCaw Investor") and Craig O. McCaw, the Company consummated an equity investment in Nextel by the McCaw Investor, pursuant to which Nextel received net equity investment proceeds totaling approximately $312,645,000 (including amounts received in April 1995) and issued shares of common and preferred stock and stock options exercisable over the next six years (the "McCaw Transaction"). Funds received in the McCaw Transaction are being used for the implementation and operation of the Digital Mobile networks and to satisfy other cash requirements of the Company.

    The Company also has pursued various international investment and operating relationships in wireless communications ventures. In 1994, the Company had invested an aggregate of approximately $18,100,000 in cash, and exchanged 2,500,000 shares of Class A Common Stock, for an equity interest in Clearnet
Communications, Inc. ("Clearnet") that as of March 31, 1996 represents an approximate 25% equity interest (representing an approximate 1.6% voting interest). Clearnet operates wireless communications systems in Canada and in 1995 was one of two entities awarded a nationwide Personal Communications Services ("PCS") license in Canada. In 1994 and 1995, the Company invested an aggregate of approximately $57,200,000 for an 18% equity interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom") and has options to increase its equity ownership. Mobilcom operates wireless communications systems in Mexico. Additionally, in 1995, the Company invested approximately $10,000,000 for an approximately 25% equity-equivalent interest and committed an additional $13,000,000 in loan funding in the initial phase of a newly created Group Special Mobile digital cellular telephone system operating in Shanghai, China, of which approximately $3,300,000 was advanced in the first quarter of fiscal year 1996.

    On April 15, 1996, the Federal Communications Commission (the "FCC") concluded its auction of 900 MHz Specialized Mobile Radio ("SMR") frequencies. Nextel successfully bid a total of approximately $29,079,000 for 177 ten-channel licenses in markets throughout the United States, including Alaska and Hawaii. Final payment to the FCC and issuance of the licenses is expected to occur in June 1996.

    In markets where Digital Mobile network service has been launched, the Company has focused and continues to focus its marketing efforts toward potential customer groups primarily interested in the digital dispatch radio services and message mail services, which generally have met customer expectations and, on a limited basis, toward select potential customer groups primarily interested in the full integrated package of services, including its Digital Mobile network telephone service. The Company is implementing its Digital Mobile networks utilizing digital technology developed by Motorola (such technology is referred to as the "Integrated Dispatch Enhanced Network" or "iDEN"). To date, the Company has encountered certain technology and system performance issues that have resulted in delays in the implementation of its plans to deploy its Digital Mobile networks and in the commencement of aggressive marketing efforts with respect to its communications products and services, particularly its mobile telephone services. As a result of such delays, the Company has not achieved the operating revenues from its Digital Mobile networks at the level and on the schedule that it had previously anticipated.

    These technology and system performance issues relate primarily to the voice transmission quality of the mobile telephone service. Until these technology and system performance issues are resolved satisfactorily, the Company expects that it will continue to delay aggressive, broad-scale marketing of its Digital Mobile network multi-service and mobile telephone service offerings. The Company and Motorola have undertaken, and continue to undertake, system enhancement efforts to address the remaining system performance issues, particularly those associated with voice transmission quality. The Company anticipates that such system enhancement efforts will continue during 1996, followed by commercial system testing and technology optimization. Additionally, independent of such system enhancement efforts, the Company, together with Motorola, is pursuing a significant program directed toward the development and deployment of modification to the basic iDEN technology platform, to be known as Reconfigured iDEN, designed principally to produce improvements in voice transmission quality. Should system enhancements or Reconfigured iDEN result in acceptable voice transmission quality, the Company would reassess its present system deployment plans and implementation schedules and reevaluate its then-effective marketing and sales programs to determine whether changes in the timing, direction or emphasis of any or all of these areas would be warranted consistent with the Company's then-current views of perceived market opportunities and capital resource availability.

        Nextel and Motorola have been encouraged by their experience to date in the Reconfigured iDEN development and deployment process. Consistent with the Company's and Motorola's experience in the prior periods, all significant technology performance benchmarks, development process targets and key event schedules relating to the development and deployment of Reconfigured iDEN have been achieved or satisfied to date substantially as contemplated originally and agreed to by the parties. The results generated in a first stage "beta test" of the initial Reconfigured iDEN Digital Mobile network in the Chicago market, with a user population largely composed of Nextel and Motorola employees in the market area, were in line with expectations. In early May 1996, Nextel embarked on the next phase of pre-deployment testing and optimization of the Reconfigured iDEN technology, commencing user trials in the Chicago market involving a limited number of actual commercial customers. Such customers' experiences on and reactions to the Reconfigured iDEN Digital Mobile network will be closely monitored to enable Nextel and Motorola to identify and perform necessary system and subscriber unit equipment and software refinements and optimization activities in anticipation of a subsequent full-scale commercial launch. If the remaining development and testing procedures and related system optimization tasks are completed successfully within the currently anticipated schedule, the Company anticipates that the commercial launch of the Reconfigured iDEN Digital Mobile network in the Chicago market would occur late in the second or early in the third quarter of fiscal year 1996. Nextel currently is engaging in various planning and preparatory activities in a limited number of additional markets to facilitate a potential rapid deployment of Reconfigured iDEN Digital Mobile networks in such markets. Implementation of such an aggressive deployment schedule would be based on a number of factors, including primarily the preliminary commercial experience in the Reconfigured iDEN Digital Mobile network in the Chicago market and the availability of necessary capital. See also "--Future Capital Needs and Resources" and "--Forward-Looking Statements."

RESULTS OF OPERATIONS

    Total revenues for the three months ended March 31, 1996 were $68,318,000, up 132% from the three months ended March 31, 1995. Radio service revenue increased 189% to $58,098,000 and analog equipment sales and maintenance revenue increased 8% to $10,220,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Digital Mobile network equipment revenue, which is classified along with related costs within selling, general and administrative expenses (see Note 3 to the Condensed Consolidated Interim Financial Statements), increased 230% to $25,167,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995.

    Radio Service. The increase in radio service revenue was principally a result of an increase in analog units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network services in 1994 and 1995.

    The total number of units in service as of March 31, 1996 was 938,500 as compared to 340,600 as of March 31, 1995, reflecting growth from the
Acquisitions and the commencement of Digital Mobile network service in certain markets and increased sales in markets that commenced Digital Mobile network service in 1994 and 1995. The following table summarizes the overall growth:

                             UNITS IN SERVICE AS OF
                                    MARCH 31,
                                              1995       1996     CHANGE

     Analog SMR service                      318,000    809,400   491,400
     Digital Mobile service                  22,600     129,100   106,500
                                             ------     -------   -------
         Total                               340,600    938,500   597,900
                                             =======    =======   =======

    The churn rate for the analog SMR operations for the three months ended March 31, 1996 was 1.61% per month, up from the rate of 1.39% per month for the three months period ended March 31, 1995 (not including, for purposes of the three months ended March 31, 1995, the OneComm, AMS, Motorola and Dial Page operations, for which comparable churn data for the period prior to completion of the respective transactions is not yet available). The increase was due principally to reductions in analog capacity resulting from the migration of frequencies from the analog SMR systems to Digital Mobile networks and higher churn rates experienced in certain of the Acquisitions. There is insufficient history of customer activity on the Digital Mobile networks to derive a meaningful churn rate for the Digital Mobile networks.

    Gross profits from radio service for the three months ended March 31, 1996 was $5,866,000, up from $4,512,000 for the three months ended March 31, 1995, due principally to the significant increase in radio service revenue from the Digital Mobile networks. The radio service gross profit margin of 10% for the three months ended March 31, 1996 was down from 22% for the three months ended March 31, 1995, reflecting the costs associated with the Digital Mobile networks. The direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, will continue to increase as networks are placed into service. The Company's ability to add Digital Mobile units will be affected by, among other things, the satisfactory resolution of certain system performance issues currently being experienced in the Digital Mobile networks.

    Equipment Sales and Maintenance Revenue. Total equipment sales and maintenance revenue (before the reclassification described in note 3 to the Condensed Consolidated Interim Financial Statements) for the three months ended March 31, 1996 was $35,387,000, compared to $17,056,000 for the three months ended March 31, 1995. The increase resulted principally from equipment sales revenue from Digital Mobile unit sales. Analog equipment sales and maintenance revenue increased by 8% to $10,220,000, primarily due to increased maintenance revenue associated with analog SMR units acquired in the Motorola Transaction. Nextel's analog SMR unit sales are expected to decrease as a result of the Company's continuing focus away from the sale of analog SMR radios and migration of analog SMR customers to the Digital Mobile network service in the markets in which Digital Mobile networks have begun operating.

    The gross profit from analog equipment sales and maintenance for the three months ended March 31, 1996 was $2,614,000, compared to a gross profit of $2,302,000 for the three months ended March 31, 1995. The related gross margin percentage was 26% for the three months ended March 31, 1996, compared to a gross profit margin percentage of 24% for the three months ended March 31, 1995. The increase in the gross profit percentage resulted primarily from higher margins generated by operations acquired in the Motorola Transaction.

    Selling, general and administrative expenses increased by $32,159,000 to $68,750,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. The increase related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $3,242,000 for the three months ended March 31, 1996, compared to a loss of $548,000 for the three months ended March 31, 1995. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as part of its overall Digital Mobile network service offering.

    Depreciation and amortization increased $46,311,000 to $86,674,000 for the three months ended March 31, 1996, reflecting the effect of the Acquisitions and the activation of the Digital Mobile networks. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation and amortization of such assets begins upon commencement of commercial service in each market. As the Company anticipates that additional Digital Mobile networks may be activated during 1996 through growth and acquisitions, depreciation and amortization expense is expected to increase significantly.

    Interest income increased by $67,000 to $6,624,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, reflecting the Company's utilization of cash for the development and implementation of its Digital Mobile networks and for acquisitions, which was offset by cash and cash equivalents and marketable securities from the Acquisitions, the McCaw Transaction and the exercise by Comcast of its anti-dilutive rights. Interest expense totaled $49,420,000 for the three months ended March 31, 1996, up $28,460,000 from the three months ended March 31, 1995, reflecting increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005. The increase in interest expense from such notes was partially offset by capitalized interest relating to construction in progress of Digital Mobile networks. During the three months ended March 31, 1996, the Company capitalized interest of $6,624,000, compared to $10,176,000 for the three months ended March 31, 1995.

    The deferred tax benefit for the three months ended March 31, 1996 was $71,022,000, compared to $31,344,000 for the three months ended March 31, 1995. These benefits resulted from the utilization of net operating losses against deferred tax liabilities.

    The effect of the Acquisitions, the increase in Digital Mobile network related costs and increased depreciation and amortization were the primary factors in the $65,519,000 increase in net loss to $118,718,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had net losses of $118,718,000 and $331,165,000 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. The costs of developing and operating the Digital Mobile networks have offset the operating earnings of the analog SMR operations, including those acquired in the Acquisitions, and are expected to continue to offset such operating earnings for the next several years. The Company has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, the Company anticipates using its existing cash and investments, cash flow from analog SMR operations, and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

    Working capital (current assets less current liabilities) was $227,239,000 and $139,652,000 at March 31, 1996 and December 31, 1995, respectively. The increase reflects primarily cash from the exercise of the Comcast anti-dilutive rights and from the Dial Page Merger, partially offset by expenditures for the Digital Mobile networks.

    Vendor Financing. Pursuant to the OneComm Merger and the Motorola Transaction, the Company's debt facilities from Motorola increased from $260,000,000 to $685,000,000. As of March 31, 1996, $225,075,000 was outstanding under the Motorola facilities. During the three months ended March 31, 1996, the Company increased its borrowings under the NTFC Capital Corporation ("NTFC") $40,000,000 debt facility from $10,000,000 as of December 31, 1995 to $28,592,000. See "--Future Capital Needs and Resources."

     Cash Flows. Net cash used in operating activities for the three months ended March 31, 1996 was $74,398,000, compared to net cash used in operating activities of $54,991,000 for the three months ended March 31, 1995. The primary reason for the increase was the increase in costs incurred during the three months ended March 31, 1996 related to the operation of the Digital Mobile networks. Net cash provided by investing activities was $85,029,000 for the three months ended March 31, 1996, which includes a $43,174,000 decrease in marketable securities and net cash obtained from acquisitions totaling $73,152,000, offset by capital expenditures for the build-out of the Digital Mobile networks. Financing activities during the three months ended March 31, 1996 consisted primarily of the $99,905,000 cash received in connection with the exercise of the Comcast purchase rights and the additional borrowings of $18,592,000 under the NTFC debt facility. The resulting increase in cash and cash equivalents from December 31, 1995 was $129,606,000 to $470,432,000 at March 31, 1996.

FUTURE CAPITAL NEEDS AND RESOURCES

    Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks, operating expenses relating both to Digital Mobile network and to the Company's traditional analog SMR systems, potential acquisitions (including the acquisition of rights to spectrum through the 900 MHz spectrum auction process (see "--Overview") and the contemplated 800 MHz spectrum auction process and investment in various potential international wireless communications business opportunities) and other expenditures. Nextel anticipates that its cash utilization for investment activities and operating losses will continue to exceed its cash flows from operating activities over the next several years during the start-up phase of its Digital Mobile networks and that it will be necessary for Nextel to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses.

    Nextel's aggregate cash, cash equivalents and marketable securities at March 31, 1996 totaled approximately $496,708,000. At March 31, 1996, Nextel had drawn approximately $253,667,000 of its available financing under facilities in place with Motorola and NTFC, leaving an aggregate of approximately $471,333,000 available for borrowing under the Motorola and NTFC facilities (subject to satisfaction or waiver of applicable borrowing conditions).

    Nextel  believes  that  it  has  sufficient  funds  currently  available  or reasonably  expected  to  be  accessible  to it  under  its  existing  financing facilities to meet its cash needs for at least the remainder of the current fiscal year, in light of its current (and currently committed) business and investment activities. Nextel anticipates that it will likely be seeking additional debt or equity financing, either in the public capital markets or through privately negotiated investment or loan arrangements, prior to mid-1997 to obtain the funding necessary to permit both the full-scale implementation of its nationwide Digital Mobile networks and the pursuit of its other strategic objectives, including additional spectrum acquisition activities and international investment opportunities.

    For a detailed discussion of certain of the factors and considerations that could have a material effect on the timing and/or amount of future funding required by the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Capital Needs and Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    As discussed herein in "--Overview," the Company has commenced pre-deployment testing and optimization of the Reconfigured iDEN technology in the Chicago market and is engaging in planning and preparatory activities in a limited number of additional markets to facilitate a potential rapid deployment of Reconfigured iDEN Digital Mobile networks in such markets. If a rapid roll-out of additional Reconfigured iDEN Digital Mobile networks in other markets were to be pursued, it is likely that the timing and amount of the Company's capital expenditures and requirements relating to the Digital Mobile networks in the current fiscal year would accelerate significantly.

FORWARD-LOOKING STATEMENTS

    "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations (including the related discussions referred to above that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A filed with the Commission on April 26, 1996) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to, general economic conditions in the geographic areas and occupational market segments
(such as construction, delivery, and real estate management services) that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance, the successful development, testing and deployment of the Reconfigured iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

    The Company is involved in legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1995 (as amended by Form 10-K/A filed with the Commission on April 26, 1996). There have been no material changes in the status of those proceedings during the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
       (a)  List of Exhibits.

          Exhibit No.   Exhibit Description
             27*     Financial Data Schedule

       (b)  Reports on Form 8-K.
          (i) The Company filed a report on Form 8-K on February 6, 1996 reporting under Item 2 thereof the completion of the Dial Page Merger on January 30, 1996. Such report included the following financial statements:

              a)  Financial Statements of business acquired (Dial Page):

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1993 and 1994.

                  Consolidated  Statements  of  Operations  for the years  ended
                    December 31, 1992, 1993 and 1994.

                 Consolidated Statements of Stockholders'/Partners' Equity
                    (Deficit) for the years ended December 31, 1992, 1993 and 1994.
                  Consolidated  Statements  of Cash  Flows for the  years  ended
                    December 31, 1992, 1993 and 1994.

                  Notes to Consolidated Financial Statements.

                  Consolidated  Statements  of  Operations  for the nine  months
                    September 30, 1995 and 1994 (unaudited).

                  Consolidated   Balance   Sheet  as  of   September   30,  1995
                    (unaudited).

                  Consolidated  Statements  of Cash Flows for the three and nine months ended September 30, 1995 and 1994 (unaudited).

                  Notes to Consolidated Financial Statements (unaudited).

              b)  Pro forma financial information of Nextel:

                  Pro forma Condensed Consolidated Balance Sheets as of
                    September 30, 1995.

                  Pro forma  Condensed  Consolidated  Statements of Operation for the nine months ended September 30, 1995 and the twelve months ended December 31, 1994.

                  Notes to Pro forma Condensed Consolidated Financial
                    Statements.






























- - --------------
* Submitted only with the electronic filing of this document pursuant to the EDGAR rules.

                                     SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NEXTEL COMMUNICATIONS, INC.


Date: May 13, 1996                           By: STEVEN M. SHINDLER
                                                -------------------
                                                Steven M. Shindler
                                                Senior Vice President and
                                                   Chief Financial Officer

- - -                                  EXHIBIT INDEX


Exhibit No. Exhibit Description
    27*     Financial Data Schedule








































- - --------------
* Submitted only with the electronic filing of this document pursuant to the EDGAR rules.