Form 10-K/A
period 1995-12-31
NEXTEL COMMUNICATIONS INC
filed 1996-05-17
CIK 824169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the twelve months ended December 31, 1995, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ______________

                         Commission file number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      36-3939651
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   201 ROUTE 17 NORTH, RUTHERFORD, NJ                                07070
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (201) 438-1400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:CLASS A COMMON STOCK,
                                                           $0.001  PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,701,006,964.

On March 1, 1996 the number of shares outstanding of the registrant's Class A Common Stock and Class B Non-Voting Common Stock, $0.001 par value was 206,697,474 (including 1,950,735 shares held in treasury) and 17,830,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

      Items 10 and 13 of Part III of the Annual Report on Form 10-K of Nextel Communications, Inc. ("Nextel" or the "Company") for the twelve months ended December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996, as amended by Form 10-K/A filed with the Commission on April 26, 1996, are hereby amended in their entirety as follows to reflect information required by such items:



                                         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

      Based upon information received from the respective directors, set forth below is information regarding those persons serving as members of the Company's board of directors (the "Nextel Board") as of March 15, 1996.

      DANIEL F. AKERSON. (47) Mr. Akerson has served as Chairman of the Board of Directors and Chief Executive Officer since joining the Company on March 6, 1996. From 1993 until March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm ("Forstmann Little"). While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little
("General Instrument"). From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including president and chief operating officer. Mr. Akerson currently serves as a director of General Instrument and American Express Company.

      BRIAN D. MCAULEY. (55) Mr. McAuley has served as a director of the Company since co-founding the Company in 1987. Since October 1995, Mr. McAuley has served as a Vice Chairman of the Nextel Board. From 1987 to October 1, 1995, Mr. McAuley served as President of the Company, and from 1987 to September 1, 1994, Mr. McAuley also served as the Chief Executive Officer of the Company. Mr. McAuley is also a Certified Public Accountant with extensive experience in accounting, strategic planning, investment banking, acquisitions and divestitures. From September 1986 to April 1987, Mr. McAuley served as a financial consultant, including senior consultant to Reinheimer Nordberg, Inc., an investment banking firm. Previously, Mr. McAuley held a variety of positions at various firms, including serving as Senior Vice President, Chief Financial
Officer and a director of Millicom Incorporated, an international telecommunications firm. Mr. McAuley currently serves as a director of Clearnet Communications, Inc., a Canadian wireless communications company in which Nextel holds a minority equity interest and Corporacion Mobilcom S.A. de C.V., a Mexican SMR provider in which Nextel holds a minority equity interest.

      MORGAN E. O'BRIEN. (51) Mr. O'Brien has served as a director of the Company since co-founding the Company in 1987. Since March 6, 1996, Mr. O'Brien has served as a Vice Chairman of the Nextel Board. From 1987 to March 5, 1996, Mr. O'Brien served as Chairman of the Nextel Board, and from 1987 to October 16, 1994, Mr. O'Brien also served as General Counsel of the Company. Mr. O'Brien was with the firm of Jones, Day, Reavis & Pogue, an international law firm, from January 1986 to January 1990, during which time he served as partner-in-charge of the firm's telecommunications section from January 1986 until co-founding the Company in 1987. Mr. O'Brien also served as a consultant to Jones, Day, Reavis & Pogue from January 1990 to October 1991. From June 1979 until April 1987, Mr. O'Brien was in private legal practice and represented major specialized mobile radio ("SMR") operators in proceedings before the Federal Communications Commission (the "FCC"). From October 1970 to June 1979, Mr. O'Brien served in a variety of legal and managerial positions with the FCC in the areas of private radio and radio common carrier administration. Mr. McAuley currently serves as a director of Cellular Telecommunications Industry Association, a leading wireless communications trade association, and American Mobile Telecommunications Association, a leading SMR trade association.

     KEITH J. BANE. (54) Mr. Bane has served as a director of the Company since July 31, 1995. Since August 1994, Mr. Bane has been Executive Vice President and Chief Corporate Staff Officer of Motorola, Inc. ("Motorola"). From 1973 to August 1984, Mr. Bane held various senior management positions with Motorola. Prior to joining Motorola, Mr. Bane was a partner at the law firm of Kirkland and Ellis.

     ROBERT COOPER. (53) Mr. Cooper has served as a director of the Company since November 1988. Mr. Cooper has been President of Touch Tel Corp., a communications company, for more than five years.

     SCOT B. JARVIS. (35) Mr. Jarvis has served as a director of Nextel since April 4, 1995. Since October 1994, Mr. Jarvis has been Vice President of Eagle River, Inc., a company formed to make strategic investments in telecommunications ventures ("Eagle River"). From October 1994 to April 1995, Mr. Jarvis was also Vice President of NextLink, Inc., a company formed to make strategic investments in companies operating in the fiber optics market. From September 1993 to October 1994, Mr. Jarvis served as Vice President of McCaw Development Co. From December 1990 to September 1993, Mr. Jarvis was Vice President--General Manager in California of McCaw Cellular Communications, Inc. ("McCaw Cellular," now known as AT&T Wireless Services). Prior to December 1990, Mr. Jarvis served as Vice President Acquisitions and Development of McCaw Cellular.

      CRAIG O. MCCAW. (45) Mr. McCaw has served as a director of the Company since July 31, 1995. Since 1994, Mr. McCaw has been Chairman of the Board and Chief Executive Officer of Eagle River, and since 1995, Chairman of the Board of Digital Radio L.L.C., a company formed for the purpose of making an equity investment in Nextel (the "McCaw Investor"). From March 1990 to November 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of LIN Broadcasting Company. From 1974 to September 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of McCaw Cellular, which was sold to AT&T in August 1994. Mr. McCaw currently serves as Chairman of the Board of LIN Television Company, an owner and operator of television stations, and is an appointee to the President's National Security Telecommunications Advisory Committee.

     KEISUKE NAKASAKI. (54) Mr. Nakasaki has served as a director of the Company since July 31, 1995. Since July 1995, Mr. Nakasaki has been President and Chief Executive Officer of NTT America, Inc. ("NTT America"), a wholly-owned subsidiary of Nippon Telephone and Telegraph Corporation ("NTT") of Japan. From December 1992 to July 1995, Mr. Nakasaki served as a director of Thai Telephone and Telecommunications Public Co., Ltd. From July 1991 to December 1992, Mr. Nakasaki served as Vice President, Integrated Communications Systems of NTT. Prior to July 1991, Mr. Nakasaki held various management positions with NTT.

     MASAAKI TORIMOTO. (53) Mr. Torimoto has served as a director of the Company since February 28, 1995. Mr. Torimoto is employed by Matsushita Electric Corp. of America ("Matsushita Electric") and has served as the Chief Liaison between Matsushita Communication Industrial Co. Ltd. ("Matsushita") and the Company since January 1995. From June 1994 to December 1994, Mr. Torimoto served as Director of Marketing and Product Planning for the Company. From June 1992 to May 1994, Mr. Torimoto was a Corporate Vice President and General Manager, Marketing at Matsushita Communication Industrial Corp. of America. ("Matsushita America"), a subsidiary of Matsushita. From January 1990 to May 1992 Mr. Torimoto was General Manager, Marketing at Matsushita America. Prior thereto, Mr. Torimoto was a General Manager, Auto Products Division at Panasonic Company, a division of Matsushita Electric.

     DENNIS M. WEIBLING. (45) Mr. Weibling has served as a director of the Company since July 31, 1995. From October 1995 to March 1996, Mr. Weibling served as Nextel's acting Chief Executive Officer. Since 1993, Mr. Weibling has been President of Eagle River. From 1981 to 1993, Mr. Weibling was a shareholder of Clark, Nuber and Co., P.S., a public accounting firm in Bellevue, Washington.

      Messrs. Cooper and Akerson are to serve until the 1996 Annual Meeting of Stockholders, Messrs. Torimoto, Weibling and McCaw are to serve until the 1998 Annual Meeting of Stockholders, and Messrs. O'Brien, McAuley, Jarvis and Nakasaki are to serve until the 1997 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified.

INFORMATION REGARDING CERTAIN DIRECTORSHIPS

      In connection with a number of the Company's transactions, the Company granted parties to certain of such transactions the right to nominate persons for election to the Nextel Board. Additionally, the Company has agreed to limit the size of the Nextel Board to a maximum of sixteen members.

      Mr. Torimoto's directorship is connected with Matsushita's $45,000,000 investment in 3,000,000 shares of Nextel's Class A Common Stock, par value $0.001 per share (the "Common Stock") made pursuant to the Stock Purchase Agreement dated as of December 9, 1991 between Nextel and Matsushita and certain related agreements (collectively, the "Matsushita Stock Purchase Agreement"). The Matsushita Purchase Agreement provides, among other matters, that Matsushita is entitled, subject to certain conditions, to nominate one person for election to the Nextel Board for as long as Matsushita or its affiliates continue to own at least 1,500,000 shares of Common Stock.

      Mr. Nakasaki's directorship is connected with NTT's investment in Nextel. On January 20, 1994, the Company and NTT entered into a Stock Purchase Agreement (the "NTT Stock Purchase Agreement"), and NTT America, and the Company entered into a Technical Services Agreement (the "Technical Services Agreement"). Under the terms of the NTT Stock Purchase Agreement, NTT purchased 1,532,959 shares of Nextel Common Stock for $48.925 per share or $75 million on April 4, 1994. Pursuant to the NTT Stock Purchase Agreement, NTT is entitled to nominate one person to serve on the Nextel Board. NTT nominated Mr. Nakasaki as its designee to the Nextel Board following the resignation of Dr. Koichiro Hayashi from the Nextel Board on July 31, 1995.

      The directorships of Messrs. Jarvis, McCaw and Weibling (collectively, the "Class A Preferred Directors") are connected with the McCaw Investor's investment in Nextel. Pursuant to the terms of the Class A Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock"), the McCaw Investor, as the sole holder of the Class A Preferred Stock, is entitled to elect three Class A Preferred Directors or such greater number as is necessary to cause the total number of Class A Preferred Directors to equal 25% of the total number of members of the Nextel Board. In electing such directors, the holders of the Class A Preferred Stock vote separately as a class. The Class A Preferred Directors are to be allocated as equally as possible among the Company's three classes of directors. Accordingly, one Class A Preferred Director has been allocated to each of the Company's classes of directors. The McCaw Investor is entitled to elect the Class A Preferred Directors unless, as a result of a sale, transfer or other disposition, it holds equity securities of the Company having less than 5% of the aggregate voting power required to elect the Nextel Board. The McCaw Investor has also agreed not to vote its shares of Common Stock for the election of any nominees for director other than those endorsed by at least 80% of the members of the then-current Nextel Board (excluding any such members who are representatives of the McCaw Investor). The McCaw Investor agreed to cast its votes for such nominees in the same proportions as the votes cast by the Company's other stockholders.

      Mr. Bane's directorship is connected with Motorola's investment in Nextel. Pursuant to the terms of the Contribution and Merger Agreement, dated as of August 4, 1994, as amended, by and among the Company, Motorola, ESMR, Inc. and ESMR Sub, Inc. (the "Motorola Agreement"), and subject to certain conditions, as long as Motorola owns 5% or more of the outstanding shares of Common Stock, Motorola is entitled to nominate two persons for election as members of the Nextel Board. Motorola has elected currently to exercise such right only with respect to one nominee.

      Pursuant to the terms of the Stock Purchase Agreement dated as of September 14, 1992 among Comcast Corporation ("Comcast"), Comcast FCI, Inc. and Nextel, as amended, and subject to certain conditions, Comcast is entitled to nominate one person for election to the Nextel Board in connection with its initial investment in Nextel. Comcast is entitled to nominate additional nominees such that the number of director-nominees designated by Comcast represents a percentage of the entire Nextel Board at least equal to its percentage ownership in the Company. Although Comcast's nominees to the Nextel Board resigned in May 1995 and Comcast has not nominated any replacements to serve on the Nextel Board, Comcast's contractual rights to representation on the Nextel Board remain in effect.

      In connection with Mr. Akerson's employment by the Company, Mr. Akerson is entitled to be nominated to serve on the Nextel Board and to hold the position of Chairman of the Nextel Board.

COMPENSATION OF DIRECTORS

      Directors are reimbursed for direct expenses relating to their activities as members of the Nextel Board, but are not otherwise compensated for the performance of their duties as directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding executive officers required herein is set forth in Part I of this Annual Report on Form 10-K under the heading "Executive
Officers of the Registrant," which information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 BY COMPANY OFFICERS, DIRECTORS AND 10% STOCKHOLDERS

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

      Reports received by the Company indicate that on one occasion Wayland R. Hicks, who served as a director and executive officer of the Company until October 2, 1995, failed to file a Form 4 on a timely basis. The six transactions reported on the Form 4 were in connection with an amendment to employee stock options granted previously to Mr. Hicks. The employee stock options were amended in connection with the termination of Mr. Hicks' employment with the Company. Additionally, reports received by the Company indicate that on one occasion Justin Jaschke, a former executive officer of the Company, failed to file a Form 4, reporting one transaction, on a timely basis and Thomas D. Hickey failed to file a Form 4, reporting two transactions, on a timely basis.

      Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to Nextel pursuant to Rule 16a-3(e) during the fiscal year ended December 31, 1995, and written representations of certain of its directors and executive officers that no Forms 5 were required to be filed, all other directors and executive officers have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. O'Brien has received a secured, non-interest bearing loan of $70,000 from Nextel, which was repayable on February 20, 1996. The loan has been repaid by Mr. O'Brien.

      On April 4, 1995, Nextel, the McCaw Investor and Mr. McCaw entered into the Securities Purchase Agreement (as amended, the "McCaw Securities Purchase Agreement") and certain other related agreements (the "McCaw Transaction"). Pursuant to the McCaw Securities Purchase Agreement, (i) the McCaw Investor purchased on April 5, 1995 from Nextel, 1,220,000 shares of Common Stock for an aggregate purchase price of $14,945,000; and (ii) the McCaw Investor purchased on July 28, 1995 from Nextel, for an aggregate purchase price of $300,000,000, an aggregate of 8,163,265 units consisting of a total of (a) 8,163,265 shares Class A Preferred Stock; (b) 82 shares of Class B Preferred Stock; and (c) three separate options, exercisable for periods of two, four and six years, respectively, from July 28, 1995, to acquire an aggregate of up to 35,000,000 shares of Common Stock at exercise prices ranging from $15.50 to $21.50 per share. See Part I, Item 1, "Business--Fiscal Year 1995 Transactions and Developments--McCaw Transaction."

      Concurrently with the execution of the McCaw Securities Purchase Agreement, Nextel entered into a Management Support Agreement (the "Support Agreement") with Eagle River, an affiliate of the McCaw Investor that is also controlled by Mr. McCaw, pursuant to which Eagle River will provide management and consulting services to Nextel and the Nextel Board and the Operations Committee of the Nextel Board from time to time as requested. In consideration of the services to be provided to Nextel under the Support Agreement, Nextel granted an option to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $12.25 per share to Eagle River. The option expires on April 4, 2005 and is exercisable for 400,000 shares on April 4, 1997 and an additional 200,000 shares in each of the three years thereafter. Additionally, Nextel agreed to reimburse Eagle River for all out-of-pocket costs, plus up to $200,000 per year for all allocable overhead costs reasonably incurred by Eagle River in connection with the performance of its obligations under the Support Agreement. See Part I, Item 1, "Business--Fiscal Year 1995 Transactions and Developments--McCaw Transaction." No payments were made to Eagle River pursuant to the Support Agreement during fiscal year 1995.

      Pursuant to the terms of the Class A Preferred Stock, the McCaw Investor, as the sole holder of the Company's Class A Preferred Stock, is entitled to elect three Class A Preferred Directors or such greater number as is necessary to cause the total number of Class A Preferred Directors to equal 25% of the total number of members of the Nextel Board. In electing such directors, the holders of the Class A Preferred Stock vote separately as a class. The McCaw Investor is entitled to elect the Class A Preferred Directors unless, as a result of a sale, transfer or other disposition, it holds Nextel equity securities having less than 5% of the aggregate voting power required to elect the Nextel Board. Messrs. Jarvis, McCaw and Weibling serve currently as the Class A Preferred Directors.

      On July 28, 1995 Nextel and Motorola closed the Motorola Agreement, pursuant to which Nextel acquired all of Motorola's 800 MHz SMR licenses in the continental United States in exchange for an aggregate of approximately 59,500,000 shares of Common Stock and Nextel's Class B Common Stock, par value $0.001 per share. Also in connection with the closing of the Motorola Agreement, Motorola agreed to provide up to an additional $260,000,000 in new vendor financing for certain existing Nextel subsidiaries and $165,000,000 in new vendor financing for an acquired subsidiary of OneComm Corporation. See Part I,
Item 1, "Business--Fiscal Year 1995 Transactions and Developments--Motorola Transaction." Additionally, in connection with the McCaw Transaction, Nextel submitted certain purchase orders for Motorola-manufactured Digital Mobile network system infrastructure equipment and confirmed its anticipated infrastructure equipment purchase commitments for calendar year 1995 and Nextel and Motorola entered into the Second Equipment Agreement Amendment, as described in Part I, Item I, "Business--Fiscal Year 1995 Transactions and Developments--McCaw Transaction." During fiscal year 1995, Nextel purchased approximately $217,200,000 of infrastructure and other equipment, warranties and services from Motorola.

      Pursuant to existing equipment purchase agreements, as amended, between Nextel and Motorola, and subject to certain conditions, Nextel has agreed to purchase a significant amount of infrastructure equipment from Motorola. Motorola estimated at the time the Second Equipment Agreement Amendment was entered into that such commitments to purchase infrastructure equipment could have an aggregate purchase price in excess of approximately $750,000,000. See
Part I, Item 1, "Business--Digital Mobile Networks Technology--Technology Commitments," and "--Forward-Looking Statements."

      Pursuant to the Motorola Agreement, and subject to certain conditions, as long as Motorola owns 5% or more of the outstanding shares of Common Stock, Motorola is entitled to nominate two persons for election as members of the Nextel Board. Motorola has elected currently to exercise such right only with respect to one nominee. Mr. Bane serves currently as Motorola's representative on the Nextel Board.

      As a result of arrangements that either existed at the time of the acquisition of certain companies or resulted from such acquisitions, Nextel utilizes antenna sites and office space of certain of its board members and employees. Net rental expense under such arrangements was approximately $116,000 in fiscal year 1995. Nextel believes that such rent expense is at or below prevailing market rates.

      The terms related to Mr. Akerson's employment by the Company reflect a preliminary understanding between the Company and Mr. Akerson, subject to the negotiation and execution of definitive documentation, pursuant to which Mr. Akerson will purchase 2,000,000 shares of Common Stock at a purchase price of $14.75 per share (the price of a share of Common Stock on the Nasdaq Stock Market at the time agreement was reached on the basic terms of employment), and the Company or an affiliate of the Company will lend Mr. Akerson an amount sufficient to fund the purchase price of such Common Stock. Such proposed arrangements also contemplate compensatory and other arrangements for the benefit of Mr. Akerson that would have the effect of offsetting interest payments due on the proposed loan and reducing the principal amount of the proposed loan. Such proposed arrangements also would involve Mr. Akerson's agreement to hold all such shares of Common Stock for a minimum of one year, with 20% released from such holding commitment each year. It is also anticipated that the definitive documentation will provide for agreed-upon repayments of the proposed loan upon the sale or other disposition of such stock and, under certain circumstances, for the repayment of any unpaid amounts on the proposed loan on the first anniversary of the termination of Mr. Akerson's employment with the Company. The specific details of the proposed arrangements described above remain subject to review by the parties and their respective advisors and the ultimately agreed-upon definitive documentation may reflect modified or different terms that the parties, on balance, may view as providing equivalent benefits to those summarized above.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NEXTEL COMMUNICATIONS, INC.
                                      ---------------------------
                                             Registrant




Date:  May 17, 1996              By: THOMAS J. SIDMAN
                                    -----------------------------------
                                     Thomas J. Sidman
                                     Vice President and General Counsel