Form 10-Q
period 1996-06-30
NEXTEL COMMUNICATIONS INC
filed 1996-08-13
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


  (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-19656


                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                36-3939651
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   1505 FARM CREDIT DRIVE, MCLEAN, VA                     22102
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (703) 394-3000

                    201 ROUTE 17 NORTH, RUTHERFORD, NJ 07070
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               Number of Shares Outstanding
             Title of Class                         on August 1, 1996
             --------------                         -----------------
 Class A Common Stock, $0.001 par value      209,442,111 (including 1,969,440
                                                   shares held in treasury)

    Class B Non-Voting Common Stock,                    17,830,000
            $0.001 par value

                           NEXTEL COMMUNICATIONS, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION.

         Item 1.  Financial Statements - Unaudited.

                Condensed Consolidated Balance Sheets -
                  December 31, 1995 and June 30, 1996.                        3

                Condensed Consolidated Statements of Operations -
                  Six Months Ended June 30, 1995 and 1996.                    4

                Condensed Consolidated Statements of Operations -
                  Three Months Ended June 30, 1995 and 1996.                  5

                Condensed Consolidated Statement of Changes in
                  Stockholders' Equity - Six Months Ended
                  June 30, 1996.                                              6

                Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1995 and 1996.                    7

                Notes to Condensed Consolidated Interim Financial
                  Statements.                                                 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       10

PART II  OTHER INFORMATION.

         Item 1. Legal Proceedings.                                          20

         Item 4. Submission of Matters to a Vote of Security Holders.        20

         Item 5. Other Information.                                          22

         Item 6. Exhibits and Reports on Form 8-K.                           22

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                     DECEMBER 31,      JUNE 30,
                                                        1995             1996
                                                        ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                             $340,826       $277,514
  Marketable securities                                   68,443         75,410
  Accounts receivable, less allowance for
   doubtful accounts of $5,232 and $6,746                 41,451         63,491
  Radios and accessories                                  21,220         25,446
  Other                                                   32,721         13,795
                                                      ----------     ----------
        Total current assets                             504,661        455,656

Property, plant and equipment - net                    1,192,204      1,384,368
Intangible assets - net                                3,549,622      3,957,478
Other noncurrent assets                                  266,340        267,246
                                                      ----------     ----------
                                                      $5,512,827     $6,064,748
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable, accrued expenses and other          $363,732       $208,182
  Current portion of long-term debt                        1,277          1,055
                                                        --------       --------

        Total current liabilities                        365,009        209,237

Deferred income taxes                                    549,277        479,394

Long-term debt                                          1,653,400      2,284,192
                                                        ---------      ---------
        Total liabilities                               2,567,686      2,972,823
                                                        ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Class A convertible redeemable,
   shares outstanding 8,163,265 and 8,163,265            300,000        300,000
  Preferred stock, Class B convertible,
   shares outstanding 82 and 82                              --              --
  Common stock, Class A, shares outstanding
   175,749,359 and 209,236,413                               176            209
  Common stock, Class B, non-voting convertible,
   shares outstanding 17,830,000 and 17,830,000               18             18
  Additional paid-in capital                           3,197,528      3,589,188
  Accumulated deficit                                   (579,231)      (827,977)
  Treasury shares - 24,860 and 1,950,735 shares             (768)        (1,119)
  Net unrealized gain on investments                      32,054         36,580
  Notes receivable - incentive equity plan                (1,018)        (1,035)
  Deferred compensation - net                             (3,618)        (3,939)
                                                       ----------     ----------
        Total stockholders' equity                      2,945,141      3,091,925
                                                       ----------     ----------
                                                       $5,512,827     $6,064,748
                                                       ==========     ==========


        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                          1995           1996
                                                          ----           ----

REVENUE:
  Radio service revenue                               $  42,019       $ 125,853
  Analog equipment sales and maintenance                 17,659          20,084
                                                      ---------       ---------
                                                         59,678         145,937

COSTS AND EXPENSES RELATED TO REVENUE:
  Cost of radio service revenue                          32,207         102,013
  Cost of analog equipment sales and maintenance         13,466          14,719
                                                         45,673         116,732

        GROSS PROFIT                                     14,005          29,205
                                                      ---------       ---------

OTHER OPERATING COSTS AND EXPENSES:
  Selling, general and administrative                    74,623         150,740
  Depreciation and amortization                          82,744         185,829
                                                      ---------       ---------
                                                        157,367         336,569

OPERATING LOSS                                         (143,362)       (307,364)
                                                      ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                      (43,357)       (106,741)
  Interest income                                        11,510          13,209
                                                      ---------       ---------
                                                        (31,847)        (93,532)

LOSS BEFORE INCOME TAX BENEFIT                         (175,209)       (400,896)

INCOME TAX BENEFIT                                       65,028         152,150
                                                      ---------       ---------

NET LOSS                                              $(110,181)      $(248,746)
                                                      =========       =========

NET LOSS PER SHARE                                    $   (1.03)      $   (1.13)
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           106,513,000    219,279,000
                                                      ===========    ===========


        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                          1995           1996
                                                          ----           ----

REVENUE:
  Radio service revenue                               $   21,942      $  67,755
  Analog equipment sales and maintenance                   8,235          9,864
                                                      ----------      ---------
                                                          30,177         77,619

COSTS AND EXPENSES RELATED TO REVENUE:
  Cost of radio service revenue                           16,642         49,781
  Cost of analog equipment sales and maintenance           6,344          7,113
                                                      ----------      ---------
                                                          22,986         56,894

        GROSS PROFIT                                       7,191         20,725
                                                      ----------      ---------

OTHER OPERATING COSTS AND EXPENSES:
  Selling, general and administrative                     38,033         81,990
  Depreciation and amortization                           42,381         99,155
                                                      ----------      ---------
                                                          80,414        181,145

OPERATING LOSS                                           (73,223)      (160,420)
                                                      ----------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                       (22,397)       (57,321)
  Interest income                                          4,953          6,585
                                                      ----------      ---------
                                                         (17,444)       (50,736)

LOSS BEFORE INCOME TAX BENEFIT                           (90,667)      (211,156)

INCOME TAX BENEFIT                                        33,685         81,128
                                                      ----------      ---------

NET LOSS                                              $  (56,982)     $(130,028)
                                                      ==========      =========

NET LOSS PER SHARE                                    $    (0.53)     $   (0.58)
                                                      ==========       ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           107,371,000    224,783,000
                                                      ===========    ===========

        See Notes to Condensed Consolidated Interim Financial Statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1996
(DOLLARS IN THOUSANDS)
UNAUDITED

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NOTES
                                                                                                    NET      RECEIVABLE
                    CLASS A    CLASS B    CLASS A  CLASS B    ADDITIONAL                         UNREALIZED  - INCENTIVE  DEFERRED
                    PREFERRED  PREFERRED  COMMON   COMMON     PAID-IN     ACCUMULATED  TREASURY  GAIN ON     EQUITY       COMPEN-
                    STOCK      STOCK      STOCK    STOCK      CAPITAL      DEFICIT      SHARES   INVESTMENTS PLAN         SATION
                    -----      -----      -----    -----      -------     --------     -------   ----------- -----        ------

BALANCE,
  JANUARY 1, 1996   $300,000   $   --     $  176   $  18      $3,197,528  $(579,231)   $ (768)    $32,054    $(1,018)     $ (3,618)

  Issuances under
     incentive
     equity plan,
     warrants and
     other                                     2                   5,204                 (351)

  Common stock
     issued for
     acquisitions                             23                 281,741

  Common stock
    acquired by
    Comcast                                    8                  99,897

  Deferred
    compensation
    and related
    amortization
    and collection
    of notes
    receivable                                                     4,818                                         (17)         (321)

Net unrealized
    appreciation
    on investments                                                                                  4,526

  Net loss                                                                 (248,746)
                   --------    ------     -------  -----      ----------  ----------   --------   -------    --------     ----------
BALANCE,
  JUNE 30, 1996    $300,000    $  --      $  209   $  18      $3,589,188  $(827,977)   $(1,119)   $36,580    $(1,035)     $ (3,939)
                   ========    ======     ======   =====      ==========  ==========   ========   =======    ========     =========


        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                          1995           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(110,181)     $(248,746)
  Adjustment to reconcile net loss to net
   cash used in operating activities                      9,869        (44,989)
                                                       --------       --------

        Net cash used in operating activities          (100,312)      (293,735)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in other assets                     2,616        (18,736)
  Increase in intangible assets                          (1,455)            --
  Payments for acquisitions, net of cash acquired       (16,602)        58,742
  Capital expenditures                                  (83,578)       (60,858)
  Decrease (increase) in marketable securities           64,512         (5,960)

        Net cash used in investing activities           (34,507)       (26,812)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving lines of credit                 --        153,070
  Other repayments - net                                 (1,266)          (822)
  Common stock issued, options exercised                    317          5,099
  Common stock issued for acquisitions                   12,645         99,905
  Notes receivable, incentive equity plan                   (36)           (17)
                                                       --------       --------

        Net cash provided by financing activities        11,660        257,235
                                                       --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                  (123,159)       (63,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          301,679        340,826
                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $178,520       $277,514
                                                       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                        $  4,809       $ 10,281
                                                       ========       ========
  Taxes paid                                           $    354       $    534
                                                       ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Acquisition of equipment, including non-cash
   capitalized  interest                               $ 87,182       $ 49,795
                                                       ========       ========


        See Notes to Condensed Consolidated Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

    Certain amounts presented for the periods ended June 30, 1995 have been reclassified to conform to the presentation for the periods ended June 30, 1996.

NOTE 2 - BUSINESS COMBINATIONS AND OTHER SIGNIFICANT TRANSACTIONS

    Dial Page Merger. On January 30, 1996, the merger with Dial Page, Inc. ("Dial Page") was consummated (the "Dial Page Merger"), whereby the stockholders of Dial Page received approximately 26,800,000 shares of Class A Common Stock, par value $0.001 per share ("Class A Common Stock"), or rights to receive such stock, having an aggregate value of approximately $277,892,000 on the contract date, determined pursuant to Emerging Issues Task Force Issue No. 95-19.

    The Dial Page Merger has been accounted for by the purchase method. Accordingly, assets and liabilities have been reflected at fair value, which may be subject to further refinement. The operating results of Dial Page are included in the condensed consolidated statements of operations from the acquisition date.

    Pro Forma Operations Data. The following pro forma statements of operations data gives effect to the Dial Page Merger, and to the completion on July 28, 1995 of the transactions with Motorola, Inc. ("Motorola") (the "Motorola Transaction") and with OneComm Corporation ("OneComm") (the "OneComm Merger") and the completion on July 31, 1995 of the transaction with American Mobile Systems Incorporated ("AMS") (the "AMS Transaction"), assuming such transactions had been consummated at the beginning of the earliest period presented (in thousands, except per share data):

                                      SIX MONTHS ENDED
                                          JUNE 30,
                                  -------------------------
                                     1995          1996
                                     ----          ----
     Revenue                      $ 121,507     $ 148,775
                                  =========     =========
     Net loss                     $(217,636)    $(256,641)
                                  =========     =========
     Net loss per share           $   (0.99)    $   (1.15)
                                  =========     =========

    The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of future operating results of the Company.

    Comcast Exercise of Purchase Rights. On February 9, 1996, Comcast FCI, Inc., a subsidiary of Comcast Corporation (collectively, "Comcast"), purchased 8,155,506 shares of Class A Common Stock for $99,905,000 in connection with its exercise of its anti-dilution rights to purchase shares in connection with the Dial Page Merger.

    McCaw International Transaction. In June 1996, the Company, through its wholly owned subsidiary, McCaw International, Ltd. ("McCaw International"), invested $16,000,000 to obtain a 30% equity interest in Infocom Communications Network, Inc., a wireless communications company in the Philippines ("Infocom"). This investment will be accounted for by the equity method.

NOTE 3 - DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS

    Effective January 1, 1996, in order to conform its presentation to that of the majority of wireless communications companies, the Company classified equipment sales revenue from and related costs for the operation of its advanced mobile communications systems employing digital technology (the "Digital Mobile networks") within selling, general and administrative expenses. The loss on the sale of subscriber units used in the Digital Mobile networks ("Digital Mobile units") results from the Company's subsidy of sales of Digital Mobile units sales and represents marketing costs for the Digital Mobile network. Sales of analog subscriber units result in a contribution to gross margin that is anticipated to continue in the foreseeable future; accordingly, sales of analog subscriber units will continue to be classified as revenue and the associated costs will continue to be classified as cost and expenses related to revenue. The statement of operations for the three months and the six months ended June 30, 1995 has been reclassified to conform with this presentation.

    Equipment sales and related costs of the Company's Digital Mobile network operations are included within selling, general and administrative expenses as follows (in thousands):

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  ---------------------   ---------------------
                                    1995        1996       1995         1996
                                    ----        ----       ----         ----
     Equipment sales              $12,679     $33,127    $20,311      $58,294
     Cost of equipment sales       13,259      36,484     21,439       64,893
                                   ------      ------     ------       ------
                                  $  (580)    $(3,357)   $(1,128)     $(6,599)
                                  =======     =======    =======      =======


NOTE 4 - NET LOSS PER SHARE

    The net loss per share is based on the weighted average number of voting and non-voting common shares outstanding during the periods and does not include common stock equivalents since their effect would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    See Part II, Item 1 for a description of legal proceedings.

NOTE 6 - RELATED PARTIES

    On June 28, 1996, the Company completed the acquisition of certain 800 MHz trunked SMR systems, located in Hawaii, from Motorola for approximately $5,400,000 in cash.

NOTE 7 - SUBSEQUENT EVENTS

    In August 1996, McCaw International obtained 100% ownership of Com Control Comunicasion Controlada S.A., an Argentine SMR company with licenses covering areas of the country with a total population of more than 17 million people. This investment will be accounted for by the equity method.

                                    * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

    The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel for the six and three month periods ended June 30, 1995 and 1996, and certain factors that will affect the Company's prospective financial condition.

    To further its objective of achieving nationwide Digital Mobile network coverage, Nextel consummated the Motorola Transaction, the OneComm Merger and the AMS Transaction in July 1995 and consummated the Dial Page Merger on January 30, 1996 (hereinafter referred to collectively as the "Acquisitions"). Also in July 1995, pursuant to a securities purchase agreement dated as of April 4, 1995 between the Company, Digital Radio, L.L.C. (the "McCaw Investor") and Craig O. McCaw, the Company consummated an equity investment in Nextel by the McCaw Investor, pursuant to which Nextel received net equity investment proceeds totaling approximately $312,645,000 (including amounts received in April 1995) and issued shares of common and preferred stock and stock options exercisable over the next six years (the "McCaw Transaction"). Funds received in the McCaw Transaction are being used for the implementation and operation of the Digital Mobile networks and to satisfy other cash requirements of the Company.

    In April 1996, the Federal Communications Commission (the "FCC") concluded its auction of 900 MHz specialized mobile radio ("SMR") frequencies. Nextel successfully bid a total of approximately $29,079,000 for 177 ten-channel licenses in markets throughout the United States, including Alaska and Hawaii. The Company made final payment to the FCC for these licenses in July 1996. The Company intends to use the newly acquired 900 MHz licenses in its ongoing wireless communications operations, including as part of its ongoing process of transferring its analog SMR customers from certain 800 MHz frequencies to 900 MHz or other 800 MHz frequencies.

    The Company also has pursued various international investment and operating relationships in wireless communications ventures. In 1994, the Company invested an aggregate of approximately $18,100,000 in cash and exchanged 2,500,000 shares of Class A Common Stock for an equity interest in Clearnet Communications Inc. ("Clearnet") that as of June 30, 1996 represented an approximate 25% equity interest (representing an approximate 1.6% voting interest) in Clearnet. Clearnet operates wireless communications systems in Canada and in 1995 was one of two entities awarded a nationwide personal communications services ("PCS") license in Canada. In 1994 and 1995, the Company invested an aggregate of approximately $57,200,000 for an approximate 18% equity interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom") and has options to increase its equity ownership. Mobilcom operates wireless communications systems in Mexico. Additionally, in 1995, the Company, through its wholly owned subsidiary McCaw International, Ltd. ("McCaw International"), has invested approximately $10,000,000 for an approximate 25% equity-equivalent interest and committed an additional $13,000,000 in loan funding in the initial phase of a newly created Group Special Mobile digital cellular telephone system operating in Shanghai, China. McCaw International advanced a total of approximately $6,600,000 of such loan funding to the Shanghai operations in the first half of fiscal year 1996.

    In June 1996, McCaw International invested $16,000,000 for a 30% equity interest in Infocom Communications Network, Inc., a wireless communications company in the Philippines ("Infocom"). Infocom currently operates a nationwide paging business and has 100 pairs of 800 MHz SMR channels in the Philippines. Infocom was recently awarded a 25-year license by the Philippine government to provide wireless communications services throughout the Philippines. The license allows Infocom to provide paging and SMR services, and gives Infocom the right to seek provisional authority to operate a personal communications network throughout the Philippines. Infocom plans to use its SMR channels to implement a national digital network using the same Motorola-developed digital technology deployed by Nextel in its United States Digital Mobile networks (such technology is referred to as the "Integrated Digital Enhanced Network" or "iDEN"). In August 1996, McCaw International obtained 100% ownership of Com Control Comunicasion Controlada S.A. ("Com Control"), an Argentine SMR company with licenses in areas covering more that 17 million people. Com Control will serve Buenos Aires and the next three largest cities in Argentina. Com Control will focus initially on providing high-quality analog SMR service and ultimately digital service.

    The Company intends to continue to investigate and pursue investment, operating and other relationships in, with or concerning wireless communications ventures outside the United States, to the extent the Company believes that such opportunities present the potential to achieve attractive rates of return on investment or to provide important strategic or other benefits to the Company. For the most part, such activities have been, and are expected to continue to be, pursued through subsidiaries of the Company that are classified as "unrestricted" for purposes of the Company's public indentures. While such classification gives those subsidiaries the flexibility to participate in and structure transactions in ways that might not comply with certain of the covenants in the public indentures that are applicable to the Company and its "restricted" subsidiaries, those indentures do contain certain limitations with respect to such "unrestricted" subsidiaries, including limits on the amount and type of financial support that they may receive from the Company and its "restricted" subsidiaries. Currently, the Company believes that these "unrestricted" subsidiaries have or can obtain (in a manner consistent with the terms of the public indentures) adequate funding to satisfy their existing and reasonably expected commitments. The pursuit of international wireless communications opportunities in the future by such "unrestricted" subsidiaries, however, may be dependent on, among other factors, their ability to secure necessary equity and/or debt financing from third parties. There can be no assurance that such financing could be obtained or, if obtainable, would be made available on acceptable terms. See also "--Future Capital Needs and Resources" and "--Forward-Looking Statements."

    Prior to the second quarter of 1996, the Company implemented its Digital Mobile networks in its market areas using Motorola's "first generation" iDEN technology. During that time frame, the Company encountered certain technology and system performance issues relating to the "first generation" iDEN technology that resulted in delays in the implementation of its plans to deploy its Digital Mobile networks and in the commencement of aggressive marketing efforts with respect to its communications products and services, particularly its mobile telephone services. These technology and system performance issues related primarily to the voice transmission quality of the mobile telephone service.

    In response to these issues, the Company and Motorola have undertaken, and continue to undertake, system enhancement efforts to address various circumstances believed to adversely affect system performance and customer satisfaction, particularly those associated with voice transmission quality. The Company anticipates that such system enhancement efforts will be a continuing component of the normal ongoing technology optimization process. Additionally, independent of such system enhancement efforts, the Company, together with Motorola, is pursuing a significant program directed toward the development and deployment of modifications to the "first generation" iDEN technology platform, to be known as Reconfigured iDEN, designed principally to produce improvements in voice transmission quality.

    In those markets where the Company's Digital Mobile network service was launched utilizing the "first generation" iDEN technology platform, the Company has focused the marketing of its products and services, in light of the technology and system performance issues it has encountered, toward potential customer groups primarily interested in the digital dispatch radio services and message mail services, which generally have met customer expectations and, on a limited basis, toward select potential customer groups primarily interested in the full integrated package of services, including its Digital Mobile network telephone service. Due to such technology and system performance issues, and the related implementation delays and constricted marketing efforts, the Company has not achieved operating revenues from its Digital Mobile networks at the level and on the schedule that it had previously anticipated.

    The Company has stated its intention to reassess its system deployment plans and implementation schedules, and to re-evaluate its marketing and sales programs, once the ongoing system enhancement efforts and/or Reconfigured iDEN developments results in achievement of acceptable voice transmission quality on the Digital Mobile networks. Nextel and Motorola have been encouraged by their experience to date in the Reconfigured iDEN development and deployment process. All significant technology performance benchmarks, development process targets and key event schedules relating to the development and deployment of
Reconfigured iDEN have been achieved or satisfied to date substantially as contemplated and originally agreed to by Nextel and Motorola. The results generated in the pre-commercial launch testing, optimization and operational phases of the Company's initial Reconfigured iDEN Digital Mobile network deployed in the Chicago market, including a first stage "beta test" with a user population composed largely of Nextel and Motorola employees in that market area and the currently ongoing stage of user trials involving a limited number of commercial customers, have been in line with expectations. Similar limited numbers of commercial customers also are now engaged in user trials of Reconfigured iDEN Digital Mobile networks that are being implemented in the Atlanta, Boston, Denver and Detroit markets. In June 1996, Nextel placed an order with Motorola for more than $100,000,000 of products incorporating the Reconfigured iDEN technology, including system infrastructure equipment and related software and 100,000 of the new compact, lightweight Reconfigured iDEN handsets that the Company plans to market nationally under the "PowerFone"(TM) brand name.

    Nextel and Motorola are monitoring customer experiences on and reactions to the Reconfigured iDEN Digital Mobile networks closely to enable Nextel and Motorola to identify and perform necessary system and subscriber unit equipment and software refinements and optimization activities in anticipation of subsequent full-scale commercial launches. In the Chicago market, Nextel believes that the remaining pre-launch development and testing procedures, and related system optimization tasks, will be performed and completed successfully during the third quarter of 1996. Nextel currently is engaging in various planning and preparatory activities in a limited number of additional markets, including the other four test markets, to facilitate a potential rapid deployment of Reconfigured iDEN Digital Mobile networks in such markets.

    Based on its experiences  with the Reconfigured  iDEN technology,  including the feedback received in customer trials and various other inputs and considerations, the Company anticipates a full-scale commercial launch of the Reconfigured iDEN Digital Mobile network in the Chicago market, accompanied by the commencement of a more broadly-focused marketing campaign, during the third quarter of 1996. The Company intends, assuming satisfactory roll-out of the Chicago Reconfigured iDEN Digital Mobile network and continuing favorable experiences in the user trials in the other four test markets, to proceed with full-scale commercial launches and to initiate parallel marketing efforts in each of those markets during the final quarter of 1996 and the first quarter of 1997. These commercial launch activities would be intended to form the initial phases of an anticipated rapid nationwide deployment of the Reconfigured iDEN technology in the Company's Digital Mobile networks. Under its current nationwide build-out plan, the Company expects its Reconfigured iDEN Digital Mobile networks to be available in areas covering approximately 85% of the U.S. population by the end of 1998. Although Nextel has not yet committed firmly to such an aggressive nationwide deployment schedule and marketing campaign, the Company's management believes that such an approach is more likely to be the course taken, rather than continuing the restrained operating mode that has characterized the Company's experience in its "first generation" iDEN Digital Mobile network markets. Implementation of such a rapid nationwide deployment strategy for Reconfigured iDEN would likely significantly accelerate the Company's use of and needs for capital resources and would therefore be dependent on, among other things, availability of necessary capital. See also "--Future Capital Needs and Resources" and "--Forward-Looking Statements."

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

    Total revenues for the six months ended June 30, 1996 were $145,937,000, up 144.5% from the six months ended June 30, 1995. Radio service revenue increased 199.5% to $125,853,000 and analog equipment sales and maintenance revenue increased 13.7% to $20,084,000 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. Digital Mobile network equipment revenue, which is classified along with related costs within selling, general and administrative expenses (see Note 3 to the Condensed Consolidated Interim Financial Statements), increased 187.0% to $58,294,000 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995.

    Radio Service. The increase in radio service revenue was principally a result of an increase in analog units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network services in 1994 and 1995.

    The total number of units in service as of June 30, 1996 was approximately 985,000, compared to 351,000 as of June 30, 1995, reflecting growth primarily from the Acquisitions and, to a lesser extent, the commencement of Digital Mobile network service in certain markets and increased sales in markets that commenced Digital Mobile network service in 1994 and 1995. The following table summarizes the overall growth:

                                                UNITS IN SERVICE AS OF
                                                       JUNE 30,
                                             ----------------------------
                                              1995       1996     CHANGE
                                              ----       ----     ------
     Analog SMR service                      314,000    809,000   495,000
     Digital Mobile Network service           37,000    176,000   139,000
                                             -------    -------   -------
         Total                               351,000    985,000   634,000
                                             =======    =======   =======

    The churn rate for the analog SMR operations for the six months ended June 30, 1996 was 1.7% per month, up from the rate of 1.4% per month for the six months ended June 30, 1995 (not including, for purposes of the six months ended June 30, 1995, the OneComm, AMS, Motorola and Dial Page operations, for which consolidated and consistent churn data for the period prior to completion of the respective transactions is not available). The increase was due principally to reductions in analog capacity resulting from the migration of frequencies from the analog SMR systems to Digital Mobile networks and higher churn rates experienced in certain of the Acquisitions. The churn rate for the Digital Mobile networks operation was less than 1% per month for the six months ended June 30, 1996. There is insufficient history of customer activity on the Digital Mobile networks to derive a meaningful churn rate for the six months ended June 30, 1995.

    Gross profits from radio service for the six months ended June 30, 1996 was $23,840,000, up from $9,812,000 for the six months ended June 30, 1995, due principally to the significant increase in radio service revenue from the Digital Mobile networks. The radio service gross profit margin of 18.9% for the six months ended June 30, 1996 was down from 23.4% for the six months ended June 30, 1995, primarily reflecting the costs associated with the Digital Mobile networks. The direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, will continue to increase as networks are placed into service.

    Equipment Sales and Maintenance Revenue. Total equipment sales and maintenance revenue (before the reclassification described in note 3 to the Condensed Consolidated Interim Financial Statements) for the six months ended June 30, 1996 was $78,378,000, compared to $37,970,000 for the six months ended June 30, 1995. The increase resulted principally from equipment sales revenue from Digital Mobile unit sales. Analog equipment sales and maintenance revenue increased 13.7% to $20,084,000, primarily due to increased maintenance revenue associated with analog SMR units acquired in the Motorola Transaction. Nextel's analog SMR unit sales are expected to decrease as a result of the Company's continuing focus away from the sale of analog SMR radios and migration of analog SMR customers to the Digital Mobile network service in the markets in which Digital Mobile networks have begun operating.

    The gross profit from analog equipment sales and maintenance for the six months ended June 30, 1996 was $5,365,000, compared to a gross profit of $4,193,000 for the six months ended June 30, 1995. The related gross margin percentage was 26.7% for the six months ended June 30, 1996, compared to a gross profit margin percentage of 23.7% for the six months ended June 30, 1995. The increase in the gross profit percentage resulted primarily from higher margins generated by operations acquired in the Motorola Transaction.

    Selling, general and administrative expenses increased by $76,117,000 to $150,740,000 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The increase related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $6,599,000 for the six months ended June 30, 1996, compared to a loss of $1,128,000 for the six months ended June 30, 1995, reflecting, in part, the effect of customer subsidies or discounts. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as a part of its overall Digital Mobile network service offering.

    Depreciation and amortization increased $103,085,000 to $185,829,000 for the six months ended June 30, 1996, reflecting the effect of the Acquisitions and the activation of the Digital Mobile networks. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation and amortization of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as a result of the activation of additional Digital Mobile networks during 1996 and 1997, the deployment of additional depreciable assets in markets where commercial service has commenced and as "first generation" iDEN Digital Mobile networks are converted to the Reconfigured iDEN technology platform over the next several years.

    Interest income increased by $1,699,000 to $13,209,000 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, reflecting an increase in cash and cash equivalents and marketable securities from the Acquisitions, the McCaw Transaction and the exercise by Comcast of its anti-dilution rights, offset in part by the Company's utilization of cash for the development and implementation of its Digital Mobile networks and for acquisitions. Interest expense totaled $106,741,000 for the six months ended June 30, 1996, up $63,384,000 from the six months ended June 30, 1995, reflecting increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 assumed in the Acquisitions and interest expense attributable to increased borrowings under the Company's vendor financing facilities. The increase in interest expense was offset partially by capitalized interest relating to construction in progress of Digital Mobile networks. During the six months ended June 30, 1996, the Company capitalized interest of $12,753,000, compared to $20,187,000 for the six months ended June 30, 1995.

    The deferred tax benefit for the six months ended June 30, 1996 was $152,150,000, compared to $65,028,000 for the six months ended June 30, 1995. These benefits resulted from the utilization of net operating losses against deferred tax liabilities.


   THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

    Total revenues for the three months ended June 30, 1996 were $77,619,000, up 157.2% from the three months ended June 30, 1995. The increase was principally a result of an increase in analog units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network services in 1994 and 1995. The gross profit for the three months ended June 30, 1996 was $20,725,000, compared to a gross profit of $7,191,000 for the three months ended June 30, 1995. The related gross margin percentage was 26.7% for the three months ended June 30, 1996, compared to a gross profit margin percentage of 23.8% for the three months ended June 30, 1995. The increase in the gross profit percentage resulted primarily from higher margins generated by operations acquired in the Motorola Transaction.

    Selling, general and administrative expenses increased by $43,957,000 to $81,990,000 for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. The increase related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $3,357,000 for the three months ended June 30, 1996, compared to a loss of $580,000 for the three months ended June 30, 1995, reflecting, in part, the effect of customer subsidies or discounts. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as a part of its overall Digital Mobile network service offering.

    Depreciation and amortization increased $56,744,000 to $99,155,000 for the three months ended June 30, 1996, reflecting the effect of the Acquisitions and the activation of the Digital Mobile networks.

    Interest income increased by $1,632,000 to $6,585,000 for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, reflecting an increase in cash and cash equivalents and marketable securities from the Acquisitions, the McCaw Transaction and the exercise by Comcast of its anti-dilution rights, offset in part by the Company's utilization of cash for the development and implementation of its Digital Mobile networks and for acquisitions. Interest expense totaled $57,321,000 for the three months ended June 30, 1996, up $34,924,000 from the three months ended June 30, 1995, reflecting increased interest expense attributable to the OneComm Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 assumed in the Acquisitions and interest expense attributable to increased borrowings under the Company's vendor financing facilities. The increase in interest expense from such notes was partially offset by capitalized interest relating to construction in progress of Digital Mobile networks. During the three months ended June 30, 1996, the Company capitalized interest of $6,129,000, compared to $10,011,000 for the three months ended June 30, 1995.

    The deferred tax benefit for the three months ended June 30, 1996 was $81,128,000, compared to $33,685,000 for the three months ended June 30, 1995. These benefits resulted from the utilization of net operating losses against deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had net losses of $248,746,000 and $331,165,000 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. The costs of developing and operating the Digital Mobile networks have offset the operating earnings of the analog SMR operations, including those acquired in the Acquisitions, and are expected to continue to offset such operating earnings for the next several years. The Company has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, the Company anticipates using its existing cash and investments, cash flow from analog SMR operations, and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

    Working capital (current assets less current liabilities) was $246,419,000 and $139,652,000 at June 30, 1996 and December 31, 1995, respectively. The increase is primarily a result of a decrease in accounts payable resulting from the financing of payables due to Motorola (see "Vendor Financing").

    Vendor Financing. Pursuant to the terms of the OneComm Merger and the Motorola Transaction, the Company's equipment financing facilities from Motorola increased from $260,000,000 to $685,000,000 (the "Motorola Financing Facility"). In June 1996, Nextel and Motorola reached an understanding regarding certain basic terms of the financing arrangements expected to be associated with the Company's nationwide deployment of its Digital Mobile networks. Nextel and Motorola agreed in principle to make the Motorola Financing Facility available to Nextel for purchases on a nationwide basis. The existing Motorola Financing Facility is available currently for purchases in selected Nextel markets. The expanded financing availability would be paired with an expansion of the collateral pool securing the Motorola Financing Facility to encompass Nextel's nationwide Digital Mobile networks. Motorola has agreed to share this expanded collateral pool ratably, with other prospective lenders who may provide financing to Nextel in the future, up to a maximum of $2,000,000,000. Nextel's public indentures contain provisions that may operate to limit Nextel's ability to incur debt beyond certain amounts, characterized as "permitted debt" under such indentures. Nextel and Motorola contemplate negotiating and entering into a definitive agreement implementing the concepts and approach summarized above. During the six months ended June 30, 1996, borrowings under the Motorola Financing Facility increased from $225,075,000 as of December 31, 1995 to $360,000,000 as of June 30, 1996.

    During the six months ended June 30, 1996, the Company increased its borrowings under the NTFC Capital Corporation ("NTFC") $40,000,000 debt facility from $10,000,000 as of December 31, 1995 to $28,592,000 as of June 30, 1996. See
"--Future Capital Needs and Resources."

    Cash Flows. Net cash used in operating activities for the six months ended June 30, 1996 was $293,735,000, compared to net cash used in operating activities of $100,312,000 for the six months ended June 30, 1995. The primary reason for the increase was the increase in costs incurred during the six months ended June 30, 1996 related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Net cash used in investing activities was $26,812,000 for the six months ended June 30, 1996, which includes a $60,858,000 use of cash for capital expenditures primarily for the build out of the Digital Mobile networks, an increase in marketable securities of $5,960,000, offset primarily by net cash obtained from acquisitions totaling $58,742,000. Financing activities during the six months ended June 30, 1996 consisted primarily of the $99,905,000 cash received in connection with the exercise of the Comcast anti-dilution rights and the additional borrowings of $153,070,000 under the Company's revolving lines of credit. The resulting decrease in cash and cash equivalents from December 31, 1995 was $63,312,000 to $277,514,000 at June 30, 1996.

FUTURE CAPITAL NEEDS AND RESOURCES

    Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks (including conversion of existing "first generation" iDEN Digital Mobile networks to the Reconfigured iDEN technology platform), operating expenses relating both to Digital Mobile network and to the Company's analog SMR systems, potential acquisitions (including the acquisition of rights to spectrum through the 900 MHz spectrum auction process (see "--Overview") and the contemplated 800 MHz spectrum auction process and investment in various potential international wireless communications business opportunities) and other expenditures. Nextel anticipates that its cash utilization for investment activities and operating losses will continue to exceed its cash flows from operating activities over the next several years during the start-up phase of its Digital Mobile networks and that it will be necessary for Nextel to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses.

    Nextel's aggregate cash, cash equivalents and marketable securities at June 30, 1996 totaled approximately $352,924,000. At June 30, 1996, Nextel had drawn approximately $378,592,000 of its available financing under facilities in place with Motorola and NTFC, leaving an aggregate of approximately $336,000,000 available for borrowing under the Motorola and NTFC facilities (subject to satisfaction or waiver of applicable borrowing conditions).

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

    Nextel currently is exploring potential bank credit facility arrangements with a number of financial institutions to secure funds to help meet its anticipated capital expenditure, working capital, investment and other needs over the next several years. Such credit facility, if obtained, would likely contemplate borrowings on a revolving and/or term basis, secured, to the extent permitted under the terms of the Company's public indentures, by liens on assets of the Company's "restricted" subsidiaries, and also would require satisfactory accommodations and coordination between the credit facility lending group and the Company's current providers of vendor financing regarding both availability of financing from those sources and sharing of the related collateral package. Although the Company has reached certain preliminary understandings with Motorola to facilitate structuring and obtaining such a credit facility, there can be no assurance that the Company will be able to reach binding agreements with all necessary parties to allow such financing arrangements to be put in place, or, if such agreements are reached, on what terms such financing might be made available. Moreover, the terms of the Company's public indentures may limit the Company's ability to incur borrowings pursuant to any such credit facility under certain circumstances. See "--Liquidity and Capital Resources--Vendor Financing" and "--Forward-Looking Statements."

    For a detailed discussion of certain of the factors and considerations that could have a material effect on the timing and/or amount of future funding required by the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Capital Needs and Resources," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    As discussed herein in "--Overview," the Company has commenced pre-deployment testing and optimization, together with limited commercial usage, of the Reconfigured iDEN Digital Mobile networks in several markets and is engaging in planning and preparatory activities in a limited number of additional markets to facilitate a potential rapid deployment of Reconfigured iDEN Digital Mobile networks in such markets. If, as the Company anticipates currently, a rapid roll-out of additional Reconfigured iDEN Digital Mobile networks in other markets is pursued, it is likely that the timing and amount of the Company's capital expenditures and requirements relating to the Digital Mobile networks in the current fiscal year and into 1997 will accelerate significantly.

FORWARD-LOOKING STATEMENTS

    "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations (including the related discussions referred to above that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A filed with the Commission on April 26, 1996 and Form 10-K/A2 filed with the Commission on May 17, 1996) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations,
including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as construction, delivery, and real estate management services) that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and address satisfactorily issues relating to Digital Mobile network performance, the successful development, testing and deployment of the
Reconfigured iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including cellular and PCS operators, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

    The Company is involved in legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1995 (as amended by Form 10-K/A filed with the Commission on April 26, 1996 and Form 10-K/A2 filed with the Commission on May 17, 1996). There were no material changes in the status of those proceedings during the quarter ended June 30, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders (the "Annual Meeting") was held on June 18, 1996 at 10:00 a.m. in Rosemont, Illinois. At the Annual Meeting, pursuant to the proxy statement mailed to stockholders on or about May 20, 1996, the stockholders were asked:

      (1) To elect a total of four directors of the Company, each to hold office for a three-year term ending on the date of the third succeeding Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified;

      (2) To consider and vote upon a proposal to approve the adoption of the Company's Associate Stock Purchase Plan;

      (3) To consider and vote upon a proposal to approve an amendment to the Company's Amended and Restated Incentive Equity Plan to increase the aggregate number of shares of the Company's Class A Common Stock that may be sold upon exercise of stock options and other equity awards granted under such plan from 14,000,000 to 24,000,000; and

      (4) To ratify the appointment of Deloitte & Touche LLP as the firm of independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for fiscal year 1996.

    Only holders of record of the Company's Class A Common Stock and the Company's Class A Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock") on May 10, 1996 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Class A Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the stockholders at the Annual Meeting other than the election of the director nominated by the holder of the Class A Preferred Stock (the "Class A Preferred Director"). The holder of record of the Class A Preferred Stock at the close of business on the Record Date was entitled to one vote per share of Class A Common Stock into which its shares of Class A Preferred Stock were convertible on the Record Date. The holder of Class A Preferred Stock, in its capacity as such, was entitled to vote together with the holders of Class A Common Stock on each matter voted upon at the Annual Meeting other than the election of directors. The holder of the Class A Preferred Stock was entitled, in its capacity as such, to vote as a separate class on the election of the Class A Preferred Director. As of the Record Date, there were 206,920,514 shares of Class A Common Stock (excluding treasury shares) issued and outstanding and 8,163,265 shares of Class A Preferred Stock (convertible into 24,489,795 shares of Class A Common Stock) issued and outstanding.

    Set forth below is information regarding the 189,083,632 shares of Class A Common Stock voted for the election of the directors other that the Class A Preferred Director (91% of the total number of shares of Class A Common Stock entitled to vote on such matter at the Annual Meeting) and the 8,163,265 shares of Class A Preferred Stock voted for the election of the Class A Preferred Director (100% of the Class A Preferred Stock entitled to vote on such matter at the Annual Meeting).

    Proposal 1
    ----------
    Director-nominee: Daniel F. Akerson*
      Votes FOR           187,442,698
      Votes WITHHELD        1,640,934

    Director-nominee: Robert Cooper*
      Votes FOR           187,563,781
      Votes WITHHELD        1,519,851

    Director-nominee: Timothy M. Donahue*
      Votes FOR           187,382,127
      Votes WITHHELD        1,701,505

    Director-nominee: Dennis M. Weibling**
      Votes FOR             8,163,265
      Votes WITHHELD                0
- ---------------
* Director-nominees elected by the holders of the Class A Common Stock, voting as a separate class.
** Director-nominee elected by the holder of the Class A Preferred Stock, voting as a separate class.

    Set forth below is information regarding the 213,573,427 aggregate common stock equivalents, representing shares of Class A Common Stock and Class A Preferred Stock, voted for each of the proposals other than the election of directors (92% of the total number of shares entitled to vote on such matters at the Annual Meeting). The aggregate number of shares voted was comprised of 189,083,632 shares of Class A Common Stock plus the shares of Class A Preferred Stock (convertible into 24,489,795 shares of Class A Common Stock).

      Proposal 2
      ----------
      Votes FOR           176,281,162
      Votes AGAINST         2,099,290
      Votes ABSTAINED       2,667,911
      Non-Votes            32,525,064

      Proposal 3
      ----------
      Votes FOR           170,783,401
      Votes AGAINST         9,594,032
      Votes ABSTAINED         763,403
      Non-Votes            32,432,591

      Proposal 4
      ----------
      Votes FOR           213,112,220
      Votes AGAINST           222,287
      Votes ABSTAINED         238,920
      Non-Votes                     0

ITEM 5.   OTHER INFORMATION.

       In August 1996, the Company completed the relocation of its principal executive offices from Rutherford, New Jersey to McLean, Virginia. The Company's principal executive offices are now located at 1505 Farm Credit Drive, McLean, Virginia 22102, and its telephone number at that location is (703) 394-3000. The Company leases approximately 80,000 square feet of office space at that location for its principal executive offices under a ten-year lease expiring in July 2006, with a renewal option.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
       (a)  List of Exhibits.

         Exhibit No. Exhibit Description
             10.1*   Amendment 004 to Enhanced Specialized Mobile Radio System Purchase Agreement,  dated as of April
                     28, 1996,  between  Nextel  Communications,  Inc. and Motorola,  Inc.  (filed on July 5, 1996 as
                     Exhibit 99.1 to Nextel's Current Report on Form 8-K dated July 5, 1996 and  incorporated  herein by reference).
             10.2    Amendment  dated  as of  April  26,  1996 to  Warrant  Agreement  between  Motorola  and  Nextel
                     Communications, Inc. (f/k/a Fleet Call, Inc.).
             10.3    Nextel  Communications,  Inc. Amended and Restated Incentive Equity Plan (filed on June 21, 1996 as Exhibit 4.3 to Nextel's  Registration  Statement No.  333-06521 on Form S-8 and  incorporated herein by reference).
             10.4    Nextel  Communications,  Inc.  Associate  Stock Purchase Plan (filed on June 21, 1996 as Exhibit
                     4.3 to Nextel's  Registration  Statement No.  333-06523 on Form S-8 and  incorporated  herein by reference).
             27**    Financial Data Schedule.
          ----------------
          *      Confidential portions of this exhibit have been omitted and filed separately with the Commission.
          **     Submitted  only  with the  electronic  filing  of this  document  with the  Commission  pursuant  to
                 Regulation S-T under the Securities Act of 1933, as amended.

       (b)  Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K/A dated April 24, 1996 with the Commission on April 26, 1996 amending Item 7(b) of the Current Report on Form 8-K dated February 6, 1996 and filed with the Commission on February 7, 1996. Such amended report included the following financial statements:

              a)  Financial Statements of business acquired (Dial Page):

                  Independent Auditors' Report

                  Consolidated Balance Sheet as of December 31, 1995.

                  Consolidated Statements of Operations for the year ended December 31, 1995.

                  Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 1995.

                  Consolidated Statement of Cash Flows for the year ended December 31, 1995.

                  Notes to Consolidated Financial Statements.

              b)  Pro forma financial information of Nextel:

                  Selected Financial Data.

                  Pro forma Condensed Consolidated Balance Sheets as of December 31, 1995.

                  Pro forma Condensed Consolidated Statements of Operations for the year ended December 31, 1995.

                  Notes to Proforma Condensed Consolidated Financial Statements.

                                     SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEXTEL COMMUNICATIONS, INC.


                                          By: STEVEN M. SHINDLER
                                              ----------------------------------
Date:  August 12, 1996                        Steven M. Shindler
                                              Senior Vice President
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No. Exhibit Description

   10.1*    Amendment  004 to Enhanced  Specialized  Mobile Radio System  Purchase  Agreement,  dated as of April 28,
            1996, between Nextel  Communications,  Inc. and Motorola,  Inc. (filed on July 5, 1996 as Exhibit 99.1 to
            Nextel's Current Report on Form 8-K dated July 5, 1996 and incorporated herein by reference).
   10.2     Amendment dated as of April 26, 1996 to Warrant  Agreement  between  Motorola and Nextel  Communications,
            Inc. (f/k/a Fleet Call, Inc.).
   10.3     Nextel  Communications,  Inc.  Amended  and  Restated  Incentive  Equity  Plan (filed on June 21, 1996 as
            Exhibit 4.3 to Nextel's  Registration  Statement  No.  333-06521 on Form S-8 and  incorporated  herein by reference).
   10.4     Nextel  Communications,  Inc.  Associate  Stock  Purchase  Plan (filed on June 21, 1996 as Exhibit 4.3 to
            Nextel's Registration Statement No. 333-06523 on Form S-8 and incorporated herein by reference).
   27**     Financial Data Schedule.
- ----------------
*      Confidential portions of this exhibit have been omitted and filed separately with the Commission.
**     Submitted  only with the  electronic  filing of this document with the  Commission  pursuant to Regulation S-T under the Securities Act of 1933, as amended.
