Form 10-Q
period 1996-09-30
NEXTEL COMMUNICATIONS INC
filed 1996-11-14
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


  (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                              Number of Shares Outstanding
             Title of Class                        on November 1, 1996

Class A Common Stock, $0.001 par value      209,994,463 (including 1,969,440
                                                 shares held in treasury)

    Class B Non-Voting Common Stock,                    17,830,000
            $0.001 par value

                            NEXTEL COMMUNICATIONS, INC.

                                       INDEX


                                                                       Page No.
Part I   Financial Information.

         Item 1.  Financial Statements - Unaudited.

                Condensed Consolidated Balance Sheets -
                  December 31, 1995 and September 30, 1996.                   3

                Condensed Consolidated Statements of Operations -
                  Nine Months Ended September 30, 1995 and 1996.              4

                Condensed Consolidated Statements of Operations -
                  Three Months Ended September 30, 1995 and 1996.             5

                Condensed Consolidated Statement of Changes in
                  Stockholders' Equity - Nine Months Ended
                  September 30, 1996.                                         6

                Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1995 and 1996.              7

                Notes to Condensed Consolidated Interim Financial
                  Statements.                                                 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       12

Part II  Other Information.

         Item 1. Legal Proceedings.                                          21

         Item 6. Exhibits and Reports on Form 8-K.                           21

                                       PART I
Item 1.   Financial Statements.

                    NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                               (Dollars in Thousands)
                                      Unaudited

                                                     December 31, September 30,
                                                          1995           1996

ASSETS
Current assets:
  Cash and cash equivalents                             $340,826       $219,508
  Marketable securities                                   68,443          4,998
  Accounts receivable, less allowance for
   doubtful accounts of $5,232 and $7,169                 41,451         74,237
  Radios and accessories                                  21,220         34,308
  Other                                                   32,721         53,275
                                                        --------       --------
        Total current assets                             504,661        386,326

Property, plant and equipment - net                     1,192,204     1,430,954

Intangible assets - net                                 3,549,622     3,886,286

Other noncurrent assets                                  266,340        285,752
                                                        --------       --------
                                                       $5,512,827    $5,989,318
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other          $363,732       $189,197
  Current portion of long-term debt                        1,277            869
                                                        --------       --------
        Total current liabilities                        365,009        190,066

Deferred income taxes                                    549,277        376,738

Long-term debt                                          1,653,400     2,470,995
                                                        ---------      ---------
        Total liabilities                               2,567,686     3,037,799
                                                        ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Class A convertible redeemable,
   shares outstanding 8,163,265 and 8,163,265            300,000        300,000
  Preferred stock, Class B convertible, shares
    outstanding 82 and 82                                     --            --
  Common stock, Class A, shares outstanding
   175,749,359 and 209,680,304                               176            210
  Common stock, Class B, non-voting convertible,
   shares outstanding 17,830,000 and 17,830,000               18             18
  Additional paid-in capital                           3,197,528      3,591,213
  Accumulated deficit                                   (579,231)      (976,860)
  Treasury shares - 24,860 and 1,969,440 shares             (768)        (1,487)
  Net unrealized gain on investments                      32,054         42,688
  Notes receivable - incentive equity plan                (1,018)        (1,050)
  Deferred compensation - net                             (3,618)        (3,213)
                                                        --------       --------
Total stockholders' equity                             2,945,141      2,951,519
                                                        ---------      ---------
                                                      $5,512,827     $5,989,318
                                                      ==========     ==========

        See notes to Condensed Consolidated Interim Financial Statements

                    NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                For The Nine Months Ended September 30, 1995 and 1996
                      (Dollars in Thousands, Except Share Data)
                                      Unaudited


                                                          1995           1996
                                                          ----           ----

REVENUES:
  Radio service revenue                               $  83,338       $ 208,737
  Analog equipment sales and maintenance                 27,414          28,240
                                                      ---------       ---------
                                                        110,752         236,977

 COSTS AND EXPENSES RELATED TO REVENUES:
  Cost of radio service revenue                          70,245         156,708
  Cost of analog equipment sales and maintenance         21,083          20,848
  Selling, general and administrative                   127,462         234,725
  Expenses related to corporate reorganization           17,372              --
  Depreciation and amortization                         151,392         291,698
                                                        387,554         703,979

OPERATING LOSS                                         (276,802)       (467,002)
                                                      ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                      (71,560)       (165,524)
  Interest income                                        19,644          17,953
                                                      ---------       ---------
                                                        (51,916)       (147,571)

LOSS BEFORE INCOME TAX BENEFIT                         (328,718)       (614,573)

INCOME TAX BENEFIT                                      116,403         216,944
                                                      ---------       ---------

NET LOSS                                              $(212,315)      $(397,629)
                                                      =========       =========

NET LOSS PER COMMON SHARE                             $    (1.68)    $    (1.80)
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           126,636,000   221,309,000
                                                      ===========    ===========



        See Notes to Condensed Consolidated Interim Financial Statements

                    NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
               For the Three Months Ended September 30, 1995 and 1996
                      (Dollars in Thousands, Except Share Data)
                                      Unaudited


                                                          1995           1996
                                                          ----           ----

REVENUES:
  Radio service revenue                               $   41,319      $  82,884
  Analog equipment sales and maintenance                   9,755          8,156
                                                      ----------      ---------
                                                          51,074         91,040

 COSTS AND EXPENSES RELATED TO REVENUES:
  Cost of radio service revenue                           38,038         54,695
  Cost of analog equipment sales and maintenance           7,617          6,129
  Selling, general and administrative                     52,839         83,985
  Expenses related to corporate reorganization            17,372             --
  Depreciation and amortization                           68,648        105,869
                                                      ----------      ---------
                                                         184,514        250,678

OPERATING LOSS                                          (133,440)      (159,638)
                                                      ----------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                       (28,203)       (58,783)
  Interest income                                          8,134          4,744
                                                      ----------      ---------
                                                         (20,069)       (54,039)

LOSS BEFORE INCOME TAX BENEFIT                          (153,509)      (213,677)

INCOME TAX BENEFIT                                        51,375         64,794
                                                      ----------      ---------

NET LOSS                                              $ (102,134)     $(148,883)
                                                      ==========      =========

NET LOSS PER COMMON SHARE                             $     (0.61)   $    (0.66)
                                                      ===========     ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           166,881,000   225,367,000
                                                      ===========   ===========

       See Notes to Condensed Consolidated Interim Financial Statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes In Stockholders' Equity For the Nine Months Ended September 30, 1996
(Dollars in Thousands)
Unaudited

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NOTES
                                                                                                    NET      RECEIVABLE
                    CLASS A    CLASS B    CLASS A  CLASS B    ADDITIONAL                         UNREALIZED  - INCENTIVE  DEFERRED
                    PREFERRED  PREFERRED  COMMON   COMMON     PAID-IN     ACCUMULATED  TREASURY  GAIN ON     EQUITY       COMPEN-
                    STOCK      STOCK      STOCK    STOCK      CAPITAL      DEFICIT      SHARES   INVESTMENTS PLAN         SATION
                    -----      -----      -----    -----      -------     --------     -------   ----------- -----        ------

BALANCE,
  JANUARY 1, 1996   $300,000   $   --     $  176   $  18      $3,197,528  $(579,231)   $ (768)    $32,054    $(1,018)     $ (3,618)

  Issuances under
     incentive
     equity plan,
     warrants and
     other                                     3                   6,640                 (719)

  Common stock
     issued for
     acquisitions                             23                 282,687

  Common stock
    acquired by
    Comcast                                    8                  99,897

  Deferred
    compensation
    and related
    amortization
    and collection
    of notes
    receivable                                                     4,461                                         (32)         (405)

Net unrealized
    appreciation
    on investments                                                                                 10,634

  Net loss                                                                 (397,629)
                   --------    ------     -------  -----      ----------  ----------   --------   -------    --------     ----------
BALANCE,
  SEPTEMBER 30,
           1996    $300,000    $  --      $  209   $  18      $3,591,213  $(976,860)   $(1,487)   $42,688    $(1,050)     $ (3,213)
                   ========    ======     ======   =====      ==========  ==========   ========   =======    ========     =========








       See Notes to Condensed Consolidayed Interim Financial Statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1996
                             (Dollars in Thousands)
                                    Unaudited

                                                          1995           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(212,315)     $(397,629)
  Adjustment to reconcile net loss to net
   cash used in operating activities                    101,058         83,974
                                                       --------       --------

        Net cash used in operating activities          (111,257)      (313,655)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in other assets                                8,283          9,491
  Payments for acquisitions and purchase of licenses,
   net of cash acquired                                 (64,688)        33,665
  Capital expenditures                                 (121,493)       (46,211)
  Decrease in marketable securities                      88,557         64,452
                                                       --------       --------

  Net cash (used in) provided by investing
   activities                                            (89,341)      61,397
                                                     -------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving line of credit borrowings (repayments), net       --       (268,704)
  Long-term borrowings                                        --        331,408
  Other long-term repayments, net                         (1,606)        (1,068)
  Debt issuance costs                                         --        (37,336)
  Common stock issued, options exercised                   1,753          6,735
  Common stock issued                                     12,645         99,905
  Preferred stock issued                                 300,000            --

        Net cash provided by financing activities       312,792        130,940
                                                       --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        112,194       (121,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          301,679        340,826
                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $413,873       $219,508
                                                       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                        $  7,274       $ 29,779
                                                       ========       ========
  Taxes paid                                           $    387       $  1,085
                                                       ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Acquisition of equipment, including non-cash
   capitalized interest                                $108,964       $125,241
                                                       ========       ========

  Borrowings from vendor to finance equipment
   purchases                                           $  9,742       $220,221
                                                       ========       ========

        See Notes to Condensed Consolidated Interim Financial Statements

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Interim Financial Statements
                               September 30, 1996
                                    Unaudited

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

    Certain amounts presented for the periods ended September 30, 1995 have been reclassified to conform to the presentation for the periods ended September 30, 1996.

Note 2 - Business Combinations and Other Significant Transactions

    Dial Page Merger. On January 30, 1996, the merger with Dial Page, Inc. ("Dial Page") was consummated (the "Dial Page Merger"), whereby the stockholders of Dial Page received approximately 26,800,000 shares of Class A Common Stock, par value $0.001 per share ("Class A Common Stock"), or rights to receive such stock, having an aggregate value of approximately $277,892,000 on the contract date.

    The Dial Page Merger has been accounted for by the purchase method. Accordingly, assets and liabilities acquired have been reflected at fair value, which may be subject to further refinement. The operating results of Dial Page are included in the condensed consolidated statements of operations from the acquisition date.

    Pro Forma Operations Data. The following pro forma statements of operations data gives effect to the Dial Page Merger, and to the completion on July 28, 1995 of the transactions with Motorola, Inc. ("Motorola") (the "Motorola Transaction") and with OneComm Corporation ("OneComm") (the "OneComm Merger") and to the completion on July 31, 1995 of the transaction with American Mobile Systems Incorporated ("AMS") (the "AMS Transaction"), assuming such transactions had been consummated at the beginning of the earliest period presented (in thousands, except per share data):

                                      Nine Months Ended
                                        September 30,
                                  ---------------------------
                                      1995          1996
                                      ----          ----
     Revenue                      $  224,249     $  239,815
                                  ==========     ==========
     Net loss                     $ (387,054)    $ (405,525)
                                  ==========     ==========
     Net loss per share           $    (1.72)    $    (1.81)
                                  ==========     ==========

    The pro forma information is not necessarily indicative of the results that would have actually occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of future operating results of the Company.

    Comcast Exercise of Purchase Rights. On February 9, 1996, Comcast FCI, Inc., a subsidiary of Comcast Corporation (collectively, "Comcast"), purchased 8,155,506 shares of Class A Common Stock for $99,905,000 in connection with its exercise of its anti-dilution rights to purchase shares in connection with the Dial Page Merger.

Note 3 - Digital Mobile Network Equipment Sales and Related Costs

    Effective January 1, 1996, in order to conform its presentation to that of the majority of wireless communications companies, the Company classified equipment sales revenue, and related costs for the operation of its advanced mobile communications systems employing digital technology (the "Digital Mobile networks") within selling, general and administrative expenses. The loss on the sale of subscriber units used in the Digital Mobile networks ("Digital Mobile units") results from the Company's subsidy of Digital Mobile units sales and represents marketing costs for the Digital Mobile network. Sales of analog subscriber units result in a contribution to gross margin that is anticipated to continue in the foreseeable future; accordingly, sales of analog subscriber units will continue to be classified as revenue and the associated costs will continue to be classified as cost and expenses related to revenue. The statements of operations for the three months and the nine months ended September 30, 1995 have been reclassified to conform with this presentation.

    Equipment sales and related costs of the Company's Digital Mobile network operations are included within selling, general and administrative expenses as follows (in thousands):

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                  ---------------------  -----------------------
                                    1995        1996        1995         1996
                                    ----        ----        ----         ----
     Equipment sales              $ 14,269    $32,059     $ 34,580     $  90,353
     Cost of equipment sales        16,210     36,105      37,649        100,998
                                  --------    -------     -------      ---------
                                  $ (1,941)   $(4,046)    $(3,069)     $(10,645)
                                  ========    =======     =======      ========

Note 4 - Net Loss Per Share

    The net loss per share is based on the weighted average number of voting and non-voting common shares outstanding during the periods and does not include common stock equivalents since their effect would be anti-dilutive.

Note 5 - Long-Term Debt

    Nextel, Nextel Finance Company ("NFC"), a wholly-owned subsidiary of Nextel, and certain subsidiaries of Nextel entered into definitive agreements, which became effective on September 30, 1996 with respect to a secured credit facility arranged by Chase Securities, Inc., J.P. Morgan Securities, Inc. and Toronto-Dominion Securities (USA), Inc. (the "Bank Credit Facility"). The Bank Credit Facility provides for up to $1,655,000,000 of secured financing, consisting of $1,085,000,000 in revolving loans and $570,000,000 in term loans. The commitments to make revolving loans are reduced beginning March 31, 2001 with final maturities of the revolving loans occurring on March 31, 2003.
Quarterly principal payments on the term loans commence March 31, 2001 with final maturities on June 30, 2003. Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements, which also became effective on September 30, 1996, with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation
("NTFC") (the "Vendor Credit Facility"). The Vendor Credit Facility supersedes the prior financing agreements and provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans with, revolving credit commitment reductions and term loan payments parallel to those of the Bank Credit Facility.

    Borrowings under the Bank Credit Facility and Vendor Credit Facility are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures. As of September 30, 1996, Nextel had drawn $368,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of $1,287,000,000 available for borrowing under such facility. Additionally, Nextel had drawn $150,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of $195,000,000 available for borrowing under such facility. The proceeds from these borrowings were used primarily to partially repay the outstanding principal and accrued interest under the prior financing agreements with Motorola and NTFC. Interest on the outstanding principal balances of the two Credit Facilities is calculated based on an adjusted rate calculated either on the Prime Rate or the London Interbank Offered Rate (LIBOR). As of September 30, 1996, interest on the loans ranged from 9.25% to 10.25% .

Note 6 - Interest Rate Swap

    In October 1996, NFC entered into an interest rate swap agreement with a notional amount of $320,000,000 which will convert floating rate debt into fixed rate obligations with an effective interest rate of 5.9%. This swap commenced on October 2, 1996 for a one-year period expiring on October 2, 1997.

Note 7 - Subsequent Events

    Pittencrieff Transaction. In October 1996, the Company entered into a definitive agreement with Pittencrieff Communications, Inc. ("Pittencrieff"), a specialized mobile radio ("SMR") operator with SMR licenses in Texas, Oklahoma, New Mexico and Arizona, providing for the merger of Pittencrieff with a wholly-owned indirect subsidiary of the Company (the "Pittencrieff Transaction"). Pursuant to the Pittencrieff Transaction, the Company will issue a maximum of approximately 8,780,000 shares of Class A Common Stock, subject to certain adjustments, in exchange for all of the outstanding shares (or rights to acquire shares) of Pittencrieff stock. The maximum dollar value of the shares of Class A Common Stock to be issued to the Pittencrieff shareholders is set at $170,000,000 (subject to certain adjustments). Accordingly, if the price of the Class A Common Stock exceeds $19.36 at the closing of the Pittencrieff Transaction, the number of shares to be issued to the Pittencrieff shareholders would be decreased so that the total maximum dollar value threshold would not be exceeded. The closing of the Pittencrieff Transaction, which is subject to certain conditions, including regulatory approval and the approval of the Pittencrieff shareholders, is expected to occur during the first half of 1997. The Pittencrieff Transaction, when completed, will be accounted for by the purchase method.

    Mobilcom Transaction. In August 1996, a wholly-owned subsidiary of the Company entered into an agreement to purchase up to an additional 19.8% equity interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom"), a Mexican SMR operator, from certain shareholders of Mobilcom in two tranches. In October 1996, such subsidiary completed the acquisition of the first tranche by acquiring an additional 11.6% equity interest in Mobilcom in exchange for 1,319,902 shares of the Company's Class A Common Stock. As of November 1, 1996, the Company's equity interest in Mobilcom was approximately 30.1%, not including any of the Mobilcom shares that would be acquired upon consummation of the second tranche purchase nor any of the Mobilcom shares currently subject to options or other arrangements providing for potential acquisition thereof by a wholly-owned subsidiary of the Company.

        WVB Transaction. In October 1996, the Company entered into an agreement and plan of merger with Wireless Ventures of Brazil, Inc.("WVB"), an SMR operator in Brazil, providing for the merger of WVB with a wholly-owned subsidiary of Nextel (the "WVB Transaction"). Nextel will issue $186,300,000 of its Class A Common Stock to the WVB shareholders in exchange for 81% of the outstanding shares of WVB common stock. The exact number of shares of Class A Common Stock to be issued to the WVB shareholders will be determined based on the average closing price of the Class A Common Stock on the Nasdaq Stock Market during the 20-day trading period beginning on October 29, 1996. The closing of the WVB Transaction is subject to United States regulatory approvals, the approval of the WVB shareholders and customary closing conditions. The WVB Transaction, when completed, will be accounted for by the purchase method.


                                    * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel for the nine and three month periods ended September 30, 1995 and 1996, and certain factors that could affect the Company's prospective financial condition.

    To further its objective of achieving nationwide Digital Mobile network coverage, Nextel consummated the Motorola Transaction, the OneComm Merger and the AMS Transaction in July 1995 and consummated the Dial Page Merger on January 30, 1996 (hereinafter referred to collectively as the "Acquisitions"). Also in July 1995, pursuant to a securities purchase agreement dated as of April 4, 1995 between the Company, Digital Radio, L.L.C. (the "McCaw Investor") and Craig O. McCaw, the Company consummated an equity investment in Nextel by the McCaw Investor, pursuant to which Nextel received net equity investment proceeds totaling approximately $312,645,000 (including amounts received in April 1995) and issued shares of common and preferred stock and stock options expiring at various dates through July 28, 2001 (the "McCaw Transaction"). Funds received in the McCaw Transaction are being used for the implementation and operation of the Digital Mobile networks and to satisfy other cash requirements of the Company.

    In April 1996, the Federal Communications Commission (the "FCC") concluded its auction of 900 MHz SMR frequencies. Nextel successfully bid a total of approximately $29,079,000 for 177 ten-channel licenses in markets throughout the United States, including Alaska and Hawaii. The Company made final payment to the FCC for these licenses in July 1996. The Company intends to use the newly acquired 900 MHz licenses in its ongoing wireless communications operations, including as part of its ongoing process of transferring its analog SMR customers from certain 800 MHz frequencies to 900 MHz or other 800 MHz frequencies.

    In October 1996, the Company announced the Pittencrieff Transaction, pursuant to which Pittencrieff will merge with a wholly-owned indirect subsidiary of the Company. The closing of the Pittencrieff Transaction, which is subject to certain conditions, including regulatory approval and the approval of the Pittencrieff shareholders, is expected to occur during the first half of 1997.

    The Company also has pursued various international investment and operating relationships in wireless communications ventures. In 1994, the Company invested an aggregate of approximately $18,100,000 in cash and exchanged 2,500,000 shares of Class A Common Stock for an equity interest in Clearnet Communications Inc. ("Clearnet") that as of September 30, 1996 represented an approximate 19.3% equity interest (representing an approximate 1.7% voting interest) in Clearnet. Clearnet operates wireless communications systems in Canada and in 1995 was one of two entities awarded a nationwide personal communications services ("PCS") license in Canada.

    In 1994 and 1995, the Company invested an aggregate of approximately $57,200,000 for an approximate 18% equity interest in Mobilcom, a Mexican SMR operator, and obtained options to increase its equity interest in Mobilcom. In August 1996, a wholly-owned subsidiary of the Company entered into an agreement to purchase up to an additional 19.8% equity interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom"), a Mexican SMR operator, from certain shareholders of Mobilcom in two tranches. In October, 1996, such subsidiary completed the acquisition of the first tranche by acquiring an additional 11.6% equity interest in Mobilcom in exchange for 1,319,902 shares of Class A Common Stock. As of November 1, 1996, the Company's equity interest in Mobilcom was approximately 30.1%, not including any of the Mobilcom shares that would be acquired upon consummation of the second tranche purchase nor any of the Mobilcom shares currently subject to options or other arrangements providing for potential acquisition thereof by a wholly-owned subsidiary of the Company.

    In 1995, the Company, through its wholly-owned subsidiary McCaw International, Ltd. ("McCaw International"), invested approximately $10,000,000 for an approximate 25.2% equity-equivalent interest and committed an additional $13,200,000 in loan funding in the initial phase of a newly created Group Special Mobile digital cellular telephone system operating in Shanghai, China. McCaw International advanced a total of $10,300,000 of such loan funding to the Shanghai operations in the first nine months of 1996.

    In June 1996, McCaw International invested $16,000,000 for a 30% equity interest in Infocom Communications Network, Inc. ("Infocom"), a wireless communications company in the Philippines. Infocom currently operates a nationwide paging business and has 100 pairs of 800 MHz SMR channels in the Philippines. Infocom was recently awarded a 25-year license by the Philippine government to provide wireless communications services throughout the Philippines. The license allows Infocom to provide paging and SMR services, and gives Infocom the right to seek authority to operate a personal communications network throughout the Philippines. Infocom plans to use its SMR channels to implement a national digital network using the same Motorola-developed digital technology deployed by Nextel in its United States Digital Mobile networks (such technology is referred to as the "Integrated Digital Enhanced Network" or "iDEN").

    In August 1996, McCaw International obtained 100% ownership of Com Control Comunicacion Controlada S.A. (renamed McCaw Argentina S.A., "McCaw Argentina"), an Argentine SMR company with 800 MHz SMR licenses in areas covering more that 17 million people. Through McCaw International, the Company invested approximately $15,600,000 in the form of cash and equipment to acquire McCaw Argentina. The acquisition has been accounted for by the purchase method. McCaw Argentina intends to provide wireless communications services in Buenos Aires and the next three largest cities in Argentina. McCaw Argentina will focus initially on providing high-quality analog SMR service and ultimately digital service.

    In October 1996, the Company announced the WVB Transaction, pursuant to which the Company will issue $186,300,000 of its Class A Common Stock to WVB shareholders in exchange for 81% of the outstanding shares of WVB common stock and WVB will merge with a wholly-owned subsidiary of Nextel. The closing of the WVB Transaction is subject to United States regulatory approvals, the approval of the WVB shareholders and customary closing conditions.

    The Company intends to continue to investigate and pursue investment, operating and other relationships in, with or concerning wireless communications ventures outside the United States, to the extent the Company believes that such opportunities present the potential to achieve attractive rates of return on investment or to provide important strategic or other benefits to the Company. For the most part, such activities have been, and are expected to continue to be, pursued through subsidiaries of the Company that are classified as "unrestricted" for purposes of the Company's public indentures. While such classification gives those subsidiaries the flexibility to participate in and structure transactions in ways that comply with the covenants in the public indentures that are applicable to the Company and its "restricted" subsidiaries, those indentures do contain certain limitations with respect to such "unrestricted" subsidiaries, including limits on the amount and type of financial support that they may receive from the Company and its "restricted" subsidiaries. Currently, the Company believes that these "unrestricted" subsidiaries have or can obtain (in a manner consistent with the terms of the public indentures) adequate funding to satisfy their existing and reasonably expected commitments. The pursuit of international wireless communications opportunities in the future by such "unrestricted" subsidiaries, however, may be dependent on, among other factors, their ability to secure necessary equity and/or debt financing from third parties. There can be no assurance that such financing could be obtained or, if obtainable, would be made available on acceptable terms. See also "--Future Capital Needs and Resources" and "--Forward-Looking Statements."

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

    Based on its experiences  with the Reconfigured  iDEN technology,  including the feedback received in customer trials and various other inputs and considerations, the Company announced the first full-scale commercial launch of the Reconfigured iDEN Digital Mobile network in the Chicago market in the third quarter of 1996, accompanied by the commencement of a more broadly-focused marketing campaign in that market area. In October and November 1996, the Company announced full-scale commercial launches, accompanied by more broadly-focused marketing campaigns, in the Atlanta, Boston, Denver, Detroit and Las Vegas markets. The Company's commercial launch activities in these markets represent the first phase of an anticipated rapid nationwide deployment of the Reconfigured iDEN technology in the Company's significant Digital Mobile markets. The Company currently is developing and refining a nationwide build-out plan for Digital Mobile networks incorporating the Reconfigured iDEN technology based on an anticipated implementation schedule during 1996 to 1998, which it currently expects will involve budgeted capital expenditures totaling approximately $1.2 billion. In this connection, the Company anticipates that purchases of Motorola-manufactured infrastructure equipment will represent the largest category of capital spending. Since June 1996, Nextel has placed orders with Motorola totaling more than $300 million of products incorporating the Reconfigured iDEN technology, including system infrastructure equipment and related software and the new, compact Reconfigured iDEN handsets that the Company plans to market nationally, principally under the "PowerFone"(R)(TM) brand name. Assuming the successful and timely completion of such build-out plan, the Company expects that its Digital Mobile networks would provide coverage to areas representing approximately 85% of the United States population by the end of 1998. Implementation of such a rapid nationwide deployment strategy for Reconfigured iDEN would likely significantly accelerate the Company's use of and needs for capital resources and would therefore be dependent on, among other things, availability of necessary capital. See also "--Future Capital Needs and Resources" and "--Forward-Looking Statements."

Results of Operations

   Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

    Total revenues for the nine months ended September 30, 1996 increased 114.0% to $236,977,000, compared to $110,752,000 for the nine months ended September 30, 1995. Radio service revenue for the nine months ended September 30, 1996 increased 150.5% to $208,737,000, compared to $83,338,000 for the nine months ended September 30, 1995. Analog equipment sales and maintenance revenue for the nine months ended September 30, 1996 increased 3.0% to $28,240,000, compared to $27,414,000 for the nine months ended September 30, 1995. Digital Mobile network equipment revenue, which is classified as selling, general and administrative expenses (see Note 3 to the Condensed Consolidated Interim Financial Statements), for the nine months ended September 30, 1996 increased 161.3% to $90,353,000, compared to $34,580,000 for the nine months ended September 30, 1995.

    Radio Service. The increase in radio service revenue was principally a result of an increase in analog SMR units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network services in 1994 and 1995.

    The total number of units in service as of September 30, 1996 increased 25.6% to approximately 1,044,000, from approximately 831,000 as of September 30, 1995, reflecting growth primarily from the commencement of Digital Mobile network service in certain markets during 1996 and increased sales in markets that commenced Digital Mobile network service in 1994 and 1995 and, to a lesser extent, from the Acquisitions. The following table summarizes the overall growth:

                             Units in Service as of
                                  September 30,
                                              1995       1996     Change

     Analog SMR service                     770,000    816,000    46,000
     Digital Mobile Network service          61,000    228,000   167,000
                                            -------   --------   -------
         Total                              831,000   1,044,000  213,000
                                            =======   =========  =======

    The average churn rate for the Digital Mobile networks operation was less than 1% per month for the nine months ended September 30, 1996. There was insufficient history of customer activity on the Digital Mobile networks as of September 30, 1995 to derive a meaningful churn rate for the nine months ended on such date. The average churn rate for the analog SMR operations for the nine months ended September 30, 1996 was 1.8%, up from the rate of 1.4% for the nine months ended September 30, 1995 (not including, for purposes of the nine months ended September 30, 1995, the OneComm, AMS, Motorola and Dial Page operations, for which consolidated and consistent churn data for the period prior to completion of the respective transactions is not available). The increase was due principally to reductions in analog capacity resulting from the migration of frequencies from the analog SMR systems to Digital Mobile networks and higher churn rates experienced in the operations represented by certain of the Acquisitions.

        Equipment Sales and Maintenance Revenue. Total equipment sales and maintenance revenue (before the reclassification described in Note 3 to the Condensed Consolidated Interim Financial Statements) for the nine months ended September 30, 1996 increased 91.3% to $118,593,000, compared to $61,994,000 for the nine months ended September 30, 1995. The increase resulted principally from equipment sales revenue from Digital Mobile unit sales. Analog equipment sales
and  maintenance  revenue  increased   slightly,   primarily  due  to
increased maintenance revenue associated with analog SMR units acquired in the Motorola Transaction. Nextel's analog SMR unit sales are expected to decrease as a result of the Company's continuing focus away from the sale of analog SMR radios and migration of analog SMR customers to the Digital Mobile network service in the markets in which Digital Mobile networks have begun operating.

    Costs and Expenses Related to Revenues. Cost of radio service revenue for the nine months ended September 30, 1996 increased 123.1% to $156,708,000, compared to $70,245,000 for the nine months ended September 30, 1995, primarily as a result of an increase in analog SMR units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network service in 1994 and 1995. The direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, will continue to increase as networks are placed into service.

    Selling, general and administrative expenses for the nine months ended September 30, 1996 increased 84.2% to $234,725,000, compared to $127,462,000 for the nine months ended September 30, 1995. The increase related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $10,645,000, compared to a loss of $3,069,000 for the nine months ended September 30, 1995, reflecting, in part, the continued effect of customer subsidies or discounts on increased sales of Digital Mobile units during the nine months ended September 30, 1996. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as a part of its overall Digital Mobile network service offering.

    Expenses related to the corporate reorganization for the nine months ended September 30, 1995 were a result of the estimated employee and facility related costs resulting from the consolidation, resizing and relocation of the Company's headquarters and customer care operations in connection with the Acquisitions. No such costs were recorded during the nine months ended September 30, 1996.

    Depreciation and amortization for the nine months ended September 30, 1996 increased 92.7% to $291,698,000, compared to $151,392,000 for the nine months ended September 30, 1995, reflecting the effect of the Acquisitions and the activation of additional Digital Mobile networks. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation and amortization of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as a result of the activation of additional Digital Mobile networks during 1996 and 1997, the deployment of additional depreciable assets in markets where commercial service has commenced and as "first generation" iDEN Digital Mobile networks are converted to the Reconfigured iDEN technology platform over the next several years.

    Interest income for the nine months ended September 30, 1996 decreased 8.6% to $17,953,000, compared to $19,644,000 for the nine months ended September 30, 1995. The decrease relates to the utilization of cash for the development and implementation of the Company's Digital Mobile networks and for the Acquisitions. Interest expense for the nine months ended September 30, 1996 increased 131.3% to $165,524,000, compared to $71,560,000 for the nine months ended September 30, 1995, reflecting increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 assumed in the Acquisitions and interest expense attributable to increased borrowings under the Company's Bank Credit Facility and Vendor Credit Facility. The increase in interest expense was also attributable to a reduction in capitalized interest relating to construction in progress of Digital Mobile networks. During the nine months ended September 30, 1996, the Company capitalized interest of $22,784,000, compared to $30,342,000 for the nine months ended September 30, 1995.

    The deferred tax benefit for the nine months ended September 30, 1996 increased 86.4% to $216,944,000, compared to $116,403,000 for the nine months ended September 30, 1995. These benefits were derived from the recognition of net operating losses which can be utilized against future deferred tax liabilities.

  Three Months Ended September 30, 1996 vs.Three Months Ended September 30, 1995

    Total revenues for the three months ended September 30, 1996 increased 78.3% to $91,040,000, compared to $51,074,000 for the three months ended September 30, 1995. The increase relates primarily to an increase in radio service revenues offset by a $1,599,000 decrease in analog SMR equipment sales and revenues. Cost of radio service revenue increased $16,657,000 or 43.8% while cost of analog SMR equipment sales and maintenance decreased $1,488,000 or 19.5%. The increases in radio service revenue and cost of radio service revenue was principally a result of an increase in analog SMR units in service attributable to the completed Acquisitions, the commencement of Digital Mobile network service in certain markets during 1996 and the increased sales in markets that commenced Digital Mobile network services in 1994 and 1995. The decrease in analog equipment sales and revenues and the related cost of equipment sales is a result of the Company's continuing focus away from the sale of analog SMR radios and migration of analog SMR customers to the Digital Mobile network service in the markets in which Digital Mobile networks have begun operating.

    Selling, general and administrative expenses for the three months ended September 30, 1996 increased 58.9% to $83,985,000, compared to $52,839,000 for the three months ended September 30, 1995. The increase related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $4,046,000 for the three months ended September 30, 1996, compared to a loss of $1,941,000 for the three months ended September 30, 1995, reflecting, in part, the continued effect of customer subsidies or discounts on increased sales of Digital Mobile units during the period ended September 30, 1996. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as a part of its overall Digital Mobile network service offering.

    Expenses related to the corporate reorganization for the three months ended September 30, 1995 were a result of the estimated employee and facility related costs resulting from the consolidation, resizing and relocation of the Company's headquarters and customer care operations in connection with the Acquisitions. No such costs were recorded during the three months ended September 30, 1996.

    Depreciation and amortization for the three months ended September 30, 1996 increased 54.2% to $105,869,000, compared to $68,648,000 for the three months ended September 30, 1995, reflecting the effect of the Acquisitions and the activation of additional Digital Mobile networks.

    Interest income for the three months ended September 30, 1996 decreased 41.7% to $4,744,000, compared to $8,134,000 for the three months ended September 30, 1995, reflecting the utilization of cash and cash equivalents and marketable securities for the development and implementation of the Company's Digital Mobile networks and for acquisitions. Interest expense for the three months ended September 30, 1996 increased 108.4% to $58,783,000, compared to $28,203,000 for the three months ended September 30, 1995, reflecting increased interest expense attributable to the OneComm Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 assumed in the Acquisitions and interest expense attributable to increased borrowings under the Company's Bank Credit Facility and Vendor Credit Facility. The increase in interest expense was also attributable to a reduction in capitalized interest relating to construction in progress of Digital Mobile networks. During the three months ended September 30, 1996, the Company capitalized interest of $10,031,000, compared to $10,155,000 for the three months ended September 30, 1995.

    The deferred tax benefit for the three months ended September 30, 1996 increased 26.1% to $64,794,000, compared to $51,375,000 for the three months ended September 30, 1995. These benefits were derived from the generalization of net operating losses which can be utilized against future deferred tax liabilities. The effective tax rate decreased from 33.5% to 30.3% for the three months ended September 30, 1995 and 1996, respectively, as a result of an adjustment to the Company's estimate of the anticipated 1996 annualized effective tax rate.

Liquidity and Capital Resources

    The Company had net losses of $397,629,000 and $331,165,000 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. The costs of developing and operating the Digital Mobile networks have offset the operating earnings of the analog SMR operations, including those acquired in the Acquisitions, and are expected to continue to offset such operating earnings for the next several years. The Company has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions and capital expenditures. For the next several years, the Company anticipates using its existing cash and investments, cash flow from analog SMR operations, and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

    Working capital as of September 30, 1996 increased 40.5% to $196,260,000, compared to $139,652,000 at December 31, 1995. The increase in working capital is primarily a result of the financing of accounts payable due to Motorola (see "Bank Credit Facility and Vendor Credit Facility") offset by a decrease in cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities decreased as a result of the utilization of cash and cash equivalents for the development and implementation of the Company's Digital Mobile networks and for acquisitions.

    Bank Credit Facility and Vendor Credit Facility. Effective September 30, 1996, Nextel, NFC, and certain subsidiaries of Nextel entered into the Bank Credit Facility. Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into the Vendor Credit Facility, Which superseded the prior financing agreement among Nextel, certain of its subsidiaries, Motorola and NTFC.

    The Bank Credit Facility provides for up to $1,655,000,000 of secured financing, consisting of a $1,085,000,000 revolving loan and $570,000,000 in term loans. The Vendor Credit Facility provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans. Borrowings under the Bank Credit Facility and the Vendor Credit Facility are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures. As of September 30, 1996, Nextel had drawn approximately $368,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $1,287,000,000 available for borrowing under such facility, and had drawn $150,000,000 of its available financing under the Vendor Credit
Facility, leaving an aggregate of approximately $195,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The proceeds from these borrowings were used primarily to repay the outstanding principal and accrued interest on the prior financing agreements with Motorola.

    Cash Flows. Net cash used in operating activities for the nine months ended September 30, 1996 was $313,655,000 compared to $111,257,000 for the nine months ended September 30, 1995. This increase is primarily attributable to the increase in costs related to the Acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Net cash used in investing activities was $61,397,000 for the nine months ended September 30, 1996, which includes a $46,211,000 use of cash for capital expenditures primarily for the build out of the Digital Mobile networks, offset largely by net cash obtained from acquisitions totaling $33,665,000, and a decrease in marketable securities of $64,452,000. Financing activities during the nine months ended September 30, 1996 consisted primarily of net long-term borrowings of $61,636,000, as well as $99,905,000 of cash received in connection with the exercise of the Comcast anti-dilutive rights, offset by $37,336,000 of cash expenditures for debt issuance costs. As a result of the above activities, cash and cash equivalents decreased $121,318,000 during the nine months ended September 30, 1996.

Future Capital Needs and Resources

    Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks (including conversion of existing "first generation" iDEN Digital Mobile networks to the Reconfigured iDEN technology platform), operating expenses relating both to Digital Mobile network and to the Company's analog SMR systems, potential acquisitions (including the acquisition of rights to spectrum through the contemplated 800 MHz spectrum auction process and investment in various potential international wireless communications business opportunities) and other expenditures. Nextel anticipates that its cash utilization for investment activities and operating losses will continue to exceed its cash flows from operating activities over the next several years during the start-up phase of its Digital Mobile networks and that it will be necessary for Nextel to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses.

    Nextel  believes  that  it  has  sufficient  funds  currently  available  or reasonably expected to be accessible to it under its existing financing facilities to meet its cash needs through the planned completion of its first stage nationwide Digital Mobile networks build-out in 1998, in light of its current (and currently committed) business and investment activities and assuming a conservative ramp-up in Digital Mobile network subscriber growth. Nextel currently anticipates that the funds available pursuant to the Bank Credit Facility and the Vendor Credit Facility, together with the proceeds that would be received by Nextel assuming the exercise of the currently outstanding warrants and options to acquire shares of Nextel common stock, which warrants and options are scheduled to expire unless exercised during such time period and are generally described in Nextel's prior public filings, would be sufficient to permit both the planned implementation of its nationwide Digital Mobile networks and the pursuit of its other strategic objectives, including additional spectrum acquisition activities and international investment opportunities. There can be no assurance, however, that such outstanding warrants and options will be exercised. Moreover, Nextel's public indentures contain provisions that operate to limit the amount of borrowings available under the Bank Credit Facility and the Vendor Credit Facility in certain circumstances. In addition, the Company's capital needs, and its ability to adequately address those needs, through debt or equity funding sources, are subject to a variety of factors that can not presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of the Company's capital expenditures and operating losses, and the market price of the Company's common stock. See "--Liquidity and Capital Resources--Bank Credit Facility and Vendor Credit Facility" and "--Forward-Looking Statements."

    For a more detailed discussion of certain of the factors and considerations that could have a material effect on the timing and/or amount of future funding required by the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Capital Needs and Resources," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Forward-Looking Statements

    "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations (including the related discussions referred to above that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A filed with the Commission on April 26, 1996 and Form 10-K/A2 filed with the Commission on May 17, 1996) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations,
including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as construction, delivery, and real estate management services) that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and address satisfactorily issues relating to Digital Mobile network performance, the successful development, testing and deployment of the Reconfigured iDEN technology in accordance with Nextel's currently contemplated nationwide Digital Mobile network build-out plan, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including cellular and PCS operators, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

                                     Part II

Item 1. Legal Proceedings.

    The Company is involved in legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1995 (as amended by Form 10-K/A filed with the Commission on April 26, 1996 and Form 10-K/A2 filed with the Commission on May 17, 1996). There were no material changes in the status of those proceedings during the three months ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  List of Exhibits.

          Exhibit No.   Exhibit Description
             4.1     Registration   Agreement,   dated  as  of  August  23,
                     1996, by and among Nextel, Grupo Communicaciones, San Luis,
                     S.A. de C.V.  and each of the persons listed in Schedule 1 thereto (filed on October 23, 1996 as Exhibit  4.33 to
                     Amendment  No. 1 to the  Company's  Registration Statement
                     on Form S-3 No. 333-11733 and incorporated herein by
                     reference).
             10.1    Credit  Agreement  dated as of  September  27,  1996  among
                     Nextel,  NFC, the Restricted  Companies party thereto,  the
                     Lenders party  thereto,  Toronto-Dominion  (Texas) Inc., as
                     Administrative  Agent,  and The Chase  Manhattan  Bank,  as
                     Collateral  Agent (filed on October 1, 1996 as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September
                     27,  1996 (the  "September  27 Form 8-K") and  incorporated herein by reference).
             10.2    Amended,  Restated and Consolidated  Credit Agreement dated as of September 27, 1996 among Nextel,  NFC, the Restricted
                     Companies  party  thereto  and the  Vendors  party  thereto
                     (filed on October 1, 1996 as Exhibit 99.2 to the  September
                     27 Form 8-K and incorporated herein by reference).
             27*     Financial Data Schedule.
          ----------------
          * Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended

       (b)  Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated and filed with the Commission on July 5, 1996 reporting under Item 5 thereof
              (i) the execution of an amendment to the existing equipment purchase agreements between the Company and Motorola; (ii) an agreement in principle between the Company and Motorola regarding certain basic financing terms associated with the Company's nationwide deployment of its Digital Mobile networks; and (iii) the Company's placement of an order of more than $100,000,000 for Motorola's infrastructure equipment and handsets.

          (ii) The Company filed a Current Report on Form 8-K dated and filed with the Commission on August 30, 1996 reporting under
              Item 5 thereof the execution of a commitment letter and term sheet dated August 16, 1996 between the Company, Chase Securities Inc., J.P. Morgan Securities Inc. and Toronto-Dominion Securities
              (USA), Inc. regarding the terms of a proposed secured credit facility.

                                     SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEXTEL COMMUNICATIONS, INC.


                                          By: /s/STEVEN M. SHINDLER
Date:  November 12, 1996                      Steven M. Shindler
                                              Senior Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.          Exhibit Description
   4.1      Registration  Agreement,  dated as of August 23, 1996, by and among
            Nextel,  Grupo  Communicaciones, San Luis, S.A. de C.V. and each of the persons listed in Schedule 1 thereto (filed on October 23, 1996 as Exhibit 4.33 to Amendment No. 1 to the  Company's  Registration
            Statement on Form S-3 No. 333-11733 and incorporated herein by reference).
   10.1     Credit  Agreement dated as of September 27, 1996 among Nextel,  NFC, the Restricted  Companies party thereto,  the Lenders party thereto,
            Toronto-Dominion  (Texas) Inc.,  as  Administrative  Agent,  and The
            Chase Manhattan Bank, as Collateral  Agent (filed on October 1, 1996 as Exhibit 99.1 to the  Company's  Current  Report on Form 8-K dated
            September 27, 1996 (the  "September  27 Form 8-K") and  incorporated herein by reference).
   10.2     Amended,  Restated and  Consolidated  Credit  Agreement  dated as of
            September 27, 1996 among Nextel, NFC, the Restricted Companies party thereto and the Vendors party  thereto  (filed on October 1, 1996 as
            Exhibit 99.2 to the September 27 Form 8-K and incorporated herein by reference).
   27*      Financial Data Schedule.
----------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended;