Form 10-K
period 1996-12-31
NEXTEL COMMUNICATIONS INC
filed 1997-03-31
CIK 824169

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,
                                     OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM       TO
                       COMMISSION FILE NUMBER 0-19656

                          NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                        36-3939651
              (State or other jurisdiction of                         (I.R.S. Employer
              incorporation or organization)                        Identification No.)
            1505 FARM CREDIT DRIVE, MCLEAN, VA                             22102
         (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (703) 394-3000

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: CLASS A COMMON
                            STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price on March 1, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,218,713,158.

     On March 1, 1997 the number of shares outstanding of the registrant's Class A Common Stock and Class B non-voting Common Stock, $0.001 par value was 225,230,943 (including 1,610,868 shares held in treasury) and 17,830,000, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or about May 15, 1997 are incorporated in
Part III, Items 10, 11, 12 and 13.

================================================================================

                          NEXTEL COMMUNICATIONS, INC.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     On July 28, 1995, NEXTEL Communications, Inc., a corporation organized under the laws of the State of Delaware in 1987 ("Old Nextel"), was merged with ESMR, Inc. ("ESMR"), until then a wholly owned subsidiary of Motorola, Inc. ("Motorola"). ESMR was the surviving corporation in the merger (the "Motorola Transaction") and succeeded to Old Nextel's assets and liabilities. ESMR changed its name to Nextel Communications, Inc. ("Nextel" or the "Company"), effective upon the consummation of the Motorola Transaction. References herein to Nextel or the Company for periods prior to July 28, 1995 refer to Old Nextel as the predecessor to the business and operations of Nextel. Unless the context requires otherwise, references to the Company or to Nextel are intended to include Nextel Communications, Inc. and its consolidated subsidiaries.

     Information contained herein gives effect to the acquisition of approximately 1,220,000 shares of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), by Digital Radio L.L.C. (the "McCaw Investor") on April 5, 1995, an additional acquisition of 8,163,265 shares of the Company's Class A Convertible Redeemable Preferred Stock, par value $.01 per share (the "Class A Preferred Stock") and 82 shares of the Company's Class B Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock") by the McCaw Investor and the consummation of related transactions on July 28, 1995 (the "McCaw Transaction"), the merger of OneComm Corporation ("OneComm") with and into Nextel on July 28, 1995 (the "OneComm Transaction"), the consummation of the Motorola Transaction on July 28, 1995, the merger of a subsidiary of Nextel with American Mobile Systems Incorporated ("AMS") on July 31, 1995 (the "AMS Transaction"), and the merger of Dial Page, Inc. ("Dial Page") with and into Nextel on January 30, 1996 (the "Dial Page Transaction").

GENERAL

     Nextel's business consists principally of providing a wide array of digital and analog wireless communications services to its customers in the United States, in each case utilizing frequencies licensed to its subsidiaries by the Federal Communications Commission ("FCC"). Nextel provides a differentiated package of integrated digital wireless communications services under the Nextel brand name to customers of the various networks constructed and operated by Nextel's subsidiaries in and around major metropolitan population centers throughout the country. Collectively, the Company's operations constitute one of the largest integrated wireless communications networks utilizing a single digital transmission technology currently offering commercial service in the United States. Through its digital and analog wireless communications networks, Nextel is the leading provider of specialized mobile radio ("SMR") wireless communications services in nearly all 48 states in the continental United States and in Hawaii. Nextel has significant SMR spectrum holdings in and around virtually every major business and population center in the country, including all of the top 50 metropolitan market areas in the United States.

     Nextel's operating revenues primarily arise from its digital and analog wireless communications businesses in the United States, particularly the mobile telephone service and two-way radio service and, to a lesser extent, from sales and maintenance of related equipment. Nextel's business plans and efforts are to a large extent directed toward replacing the remaining traditional analog SMR systems that it currently operates with advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse ("Digital Mobile networks"). A customer using Nextel's Digital Mobile network currently is able to access mobile telephone services, two-way dispatch, paging and alphanumeric short-messaging service, and in the future is expected to be able to access data transmission. The Company is implementing its Digital Mobile networks utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). As of December 31, 1996,

Nextel's Digital Mobile networks were operating in major metropolitan market areas throughout the United States that collectively accounted for approximately 50% of the total United States population.

     Prior to the second quarter of 1996, the Company implemented its Digital Mobile networks in its market areas using Motorola's first generation iDEN technology. During that time frame, the Company encountered certain technology and system performance issues relating primarily to the voice transmission quality of the mobile telephone service. In response to these issues, the Company and Motorola took action on several fronts to address system performance issues in general, and voice transmission quality concerns in particular. See "Nextel's Digital Mobile Networks -- Experience with First Generation iDEN Systems Implementation." Additionally, the Company, together with Motorola, in 1995 began pursuing a program directed toward the development and deployment of modifications to the first generation iDEN technology platform, which modifications were targeted specifically at improving the voice transmission quality of the mobile telephone service. The Company commenced the full-scale commercial launch of its first Digital Mobile networks incorporating the modified iDEN technology (referred to herein as "Reconfigured iDEN") in the Chicago metropolitan market area late in the third quarter of 1996. Subsequently, Nextel commenced full-scale commercial launches of the Reconfigured iDEN Digital Mobile networks in the Atlanta, Boston, Denver, Detroit and Las Vegas metropolitan market areas and in the Northern California market area, in each case accompanied by an aggressive, regionally focused marketing campaign.

     Recently, Nextel announced the introduction of its national digital network and indicated that it will not charge roaming fees for its customers traveling anywhere on the national digital network. Nextel's national digital network, which covers major metropolitan areas representing approximately 50% of the United States population, will enable Nextel's mobile telephone customers to "roam" throughout the markets covered by the network at the same airtime rate charged in their home markets. The Nextel national digital network provides the same mobile telephone functionality and related features offered to customers in their home markets and eliminates the complex dialing procedures, access fees and higher per-minute airtime rates often encountered by "roaming" customers of cellular providers. Additionally, the Company recently announced a new billing policy, pursuant to which Nextel will bill its mobile telephone service customers based on the actual number of seconds of airtime used after the first minute, in contrast to the cellular industry practice of rounding all calls up to the next minute.

     Over the three years ended December 31, 1996, the number of subscriber units in service on Nextel's Digital Mobile network has increased substantially, reflecting acquisitions, the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided. As a result, the number of subscriber units in service on Nextel's Digital Mobile network increased from 13,500 at December 31, 1994, to 85,000 at December 31, 1995 and to 300,300 at December 31, 1996. See also "Nextel's Existing Analog SMR Operations." Nextel's business and marketing strategy for its Digital Mobile networks continues to be based on, and reflect, a principal focus on multi-service business users in its markets with Digital Mobile networks.

     During 1996 and into early 1997, Nextel also significantly expanded its operations and investments involving wireless communications service providers outside the United States, which are conducted under or are coordinated by or through McCaw International, Ltd. ("McCaw International"), an indirect, wholly owned subsidiary of Nextel. With the exception of the equity interests held by Nextel and by McCaw International in Clearnet Communications, Inc. ("Clearnet"), a major provider of analog and digital SMR wireless communications services throughout Canada, and the holder of one of the two nationwide personal communications services ("PCS") licenses awarded in Canada, McCaw International's subsidiaries or other entities in which McCaw International holds equity or equivalent interests own and operate wireless communications systems in Latin America and Asia. McCaw International's operating companies currently provide a variety of analog or digital wireless communications services (including analog SMR dispatch and interconnect, paging and alphanumeric short-messaging and digital mobile telephone services) in certain major metropolitan areas in Argentina, Brazil, Mexico, the Philippines and Shanghai, China.

     Nextel's principal executive and administrative facility is located at 1505 Farm Credit Drive, McLean, Virginia 22102, and its telephone number at that location is (703) 394-3000.

BUSINESS STRATEGY

     Nextel's principal business objective is to become a leading provider of wireless communications services in major markets throughout the United States and to become a major participant in the global wireless communications business by making selective international investments in wireless communications services companies in emerging markets with strong long-term economic growth prospects. To accomplish its objective in the United States, the Company intends to capitalize upon the opportunity made possible by the February 13, 1991 unanimous FCC decision approving the Company's proposal to create Digital Mobile networks within its six then-existing markets. The Company's initial strategy was to consolidate the fragmented SMR industry in the largest markets in the United States through the acquisition of SMR systems that had achieved minimum FCC loading requirements so as to permit aggregation of frequencies in a single market. See "-- Regulation." The Company has also acquired spectrum through mergers and acquisitions as well as by obtaining licenses from the FCC. More recently, the Company's efforts have focused on the development and deployment of Digital Mobile networks to replace its traditional analog SMR networks. Customers of the Company's Digital Mobile networks currently are able to access mobile telephone, two-way dispatch, paging and alphanumeric short-messaging services using a single, multi-function subscriber unit. In the future, the Digital Mobile network service offerings also are expected to include data transmission capabilities.

     The Company currently is considering adopting and implementing a newly developed revised business plan (the "Revised Business Plan"), which would involve a more accelerated and extensive deployment during 1997 and 1998 of the Reconfigured iDEN technology platform throughout the Company's existing and contemplated Digital Mobile networks (including primary connecting routes between affected markets) in the United States. The Company anticipates that deployment of Digital Mobile networks utilizing the Reconfigured iDEN technology platform will enable it to provide potential customers in its markets with an integrated package of wireless communications services competitive with the service packages being offered currently or expected to be offered by other providers of wireless communications services in those markets. The Revised Business Plan does not contemplate a significant increase in the population coverage to be achieved by the Digital Mobile networks in operation at the end of 1998, as compared to the population coverage targets reflected in its current business plan (the "Existing Business Plan"). However, there are significant areas of difference between the Existing Business Plan and the Revised Business Plan in terms of the geographical coverage objectives, the perceived customer demands for and utilization of the relevant wireless services and the positioning of the Company's products and services relative to those of competing wireless communications service providers. The Company believes that the implementation of its Revised Business Plan will better position Nextel both to achieve its strategic objectives and to prepare for emerging competition in the wireless communications industry, especially from certain current operators that, on their existing cellular frequencies or on other frequencies acquired by such operators or their affiliates in the recently concluded PCS spectrum auctions, are in the process of converting their wireless communications systems to digital technology formats and are moving to provide "nationwide coverage" on the resulting systems. The Company believes that a significant strategic advantage may exist in being "first to market," particularly in comparison to the new "entrepreneur block" PCS licensees and other existing or potential regional wireless communications service providers, which may encounter significant financial and other challenges in replicating or overtaking the Company's industry position once the Company successfully concludes its nationwide Digital Mobile network build-out plan and develops a sufficient customer base in its markets. See "-- Revised Business Plan."

     Although the Company already has taken a number of significant steps in anticipation of implementing the Revised Business Plan, and further actions currently are underway to reach that objective, several of the actions that must be taken to enable the Company to implement the Revised Business Plan are dependent on certain actions by or responses from third parties, which as yet have not been secured. See "-- Revised Business Plan" and "Risk
Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

CURRENT WIRELESS COMMUNICATIONS INDUSTRY

     Today's wireless communications industry was created by the FCC in 1970 to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. Toward this end, the FCC reallocated 115 MHz of radio spectrum in the 800/900 MHz bands from the federal government and UHF television to land mobile service use. The FCC allocated initially 40 MHz for cellular service (which were allocated in equal blocks to two cellular operators in each Metropolitan Statistical Area ("MSA") or Rural Statistical Area ("RSA")) and 30 MHz for private radio services, including SMR. The FCC later increased the allocations to 50 MHz for cellular service and 46 MHz for private radio services due to capacity constraints. The remaining 19 MHz were divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with approximately 44,000,000 mobile telephone units (consisting of analog cellular, digital cellular and PCS units) in service at December 31, 1996. The first SMR systems became operational in 1974, and SMR units in service had grown to approximately 2,300,000 by December 31, 1996. The number of other private radio users is estimated to be approximately 16,500,000 as of December 31, 1996.

SMR AND CELLULAR/PCS TELEPHONY

     The cellular telephone industry has been a regulated duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given cellular MSA or RSA. Additionally, the FCC has allocated 120 MHz spectrum in the 1.8-2.2 GHz band for the provision of PCS, which include mobile wireless communications services similar to those provided over Nextel's Digital Mobile networks. The FCC has awarded three 30 MHz and three 10 MHz licenses for this spectrum on either a Major Trading Area ("MTA") or a Basic Trading Area ("BTA") (each as defined in the Rand McNally Commercial Atlas) market definition through a competitive bidding process. Since August 10, 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators, although the amount of spectrum assigned to a single SMR licensee is less than that assigned to cellular and PCS licensees. See "-- Regulation." Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including mobile telephone, two-way dispatch, paging and mobile data services.

     In the past, however, SMR operators have generally not been able to provide mobile telephone service competitive with that provided by cellular operators because of various factors affecting SMR system capacity and quality. The primary factors affecting capacity include: the smaller portion of the radio spectrum allocated to SMR; regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, thereby further limiting the amount of SMR spectrum available to any particular operator, and traditional SMR technology, which employs analog transmission and a single site, high-power transmitter configuration, thus precluding the use of any given SMR frequency by more than one caller at a time within a given licensed service area. Partially as a result of these capacity constraints, SMR operators traditionally have emphasized two-way dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity.

     The traditional analog SMR market, therefore, has been oriented largely to customers such as contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis. As a result of the foregoing, the broader market of wireless communications users that are primarily interested in mobile telephone service has to date been served only on a limited basis by the traditional analog SMR operators.

NEXTEL'S DIGITAL MOBILE NETWORKS

     The Company's business objective in constructing its Digital Mobile networks is to enable the Company to offer high-capacity, high-quality, advanced wireless communications services to customers in its markets. A customer using Nextel's Digital Mobile network is able to access mobile telephone services, two-way dispatch, paging and alphanumeric short-messaging services using a single, multi-function subscriber unit. In the future, the Digital Mobile network service offerings also are expected to include data transmission capabilities. As of December 31, 1996, Nextel's Digital Mobile networks were activated in major metropolitan market areas throughout the United States that collectively accounted for approximately 50% of the total United States population. As of December 31, 1996, approximately 300,300 subscriber units were operating on Nextel's Digital Mobile networks. Nextel's Existing Business Plan and its Revised Business Plan, both of which are discussed herein, are premised on several key assumptions, including the availability of sufficient funding, continued achievement of satisfactory system performance standards and maintenance of targeted service and subscriber equipment pricing level. Each of the Existing Business Plan and the Revised Business Plan contemplate the deployment of the Reconfigured iDEN technology platform in the Digital Mobile networks constructed or to be constructed in Nextel's major metropolitan market areas. Under both plans, by the end of 1998, the Company expects its Digital Mobile networks will be available in areas covering approximately 85% of the United States population. The Existing Business Plan and the Revised Business Plan, however, differ in certain significant areas, including the speed and scope of such deployment. See "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

     Other SMR system operators, including Clearnet and Corporacion Mobilcom S.A. de C.V. ("Mobilcom"), which operate in Canada and Mexico, respectively, have indicated that they plan to employ technology compatible with the iDEN technology used by Nextel. Nextel owns minority equity interests in each of Clearnet and Mobilcom (and has certain rights to control or to influence, in particular circumstances and contexts, Mobilcom's policies and operations) and has entered into interoperability agreements with Clearnet and Mobilcom to provide, among other things, for coordination of customer identification and validation necessary to facilitate universal service in North America.

     CONVERSION TO DIGITAL MOBILE NETWORKS. In order to activate Digital Mobile network service in a market, the Company must have available a certain number of 800 MHz frequencies that have been cleared of analog SMR traffic in that market ("channel recovery"). Channel recovery may involve transferring 800 MHz customers to 900 MHz channels or other 800 MHz analog SMR channels. Upon commencement of commercial service, the Company intends to sell the Digital Mobile network services to potential customers in the relevant markets, including certain of its existing SMR analog system customers, and to convert 800 MHz frequencies to the Digital Mobile networks as such customers migrate ("migration"). The Company has commenced its channel recovery and migration efforts for existing customers in each of the markets in which its Digital Mobile networks have been activated. The Company expects that only a portion of its SMR channels in each market will be needed for the initial phase of the Digital Mobile network build-out. Accordingly, the Company expects to have the opportunity to move the affected customers of its analog SMR networks to the Digital Mobile networks gradually to avoid any significant disruption of service to customers. See "Risk Factors -- Risks of Implementation of Digital Mobile Networks" and "-- Forward-Looking Statements."

     DIGITAL MOBILE NETWORK SERVICES. The Company is designing and constructing its Digital Mobile networks to support a variety of service offerings, including mobile telephone, two-way dispatch, paging and short-messaging services and, in the future, data transmission. The Company's Digital Mobile networks will provide customers desiring mobile telephone service with access to features competitive with those offered by current wireless communications services, such as the "hand-off" of calls from one site to another and "in-building" signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way dispatch functions, the Digital Mobile networks have been designed to include a signaling or paging capability, which also has been built into each subscriber unit, to enable a customer to receive alphanumeric short-text messages. In addition, Digital Mobile networks have been designed to offer customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, and call forwarding. The Digital Mobile network subscriber units, including both mobile models and portable models providing two-way dispatch service only, mobile telephone service only and both two-way dispatch and mobile telephone services, will also support modems for use in data transmission. See "-- Marketing."

     DIGITAL MOBILE NETWORK TECHNOLOGY. The Digital Mobile networks, as deployed by the Company, combine an advanced digital technology developed and designed by Motorola, referred to as "iDEN," with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology being deployed by Nextel shares many common components with the Global System for Mobile Communications ("GSM") technology that has been established as the digital cellular communications standard in Europe and is being deployed by certain PCS operators in the United States. The design of the Company's existing and proposed Digital Mobile networks currently is premised on dividing a service area into multiple sites having a typical coverage area of less than one mile to thirty miles in radius (depending on the terrain and the power setting). Each site contains a low-power transmitter, receiver and control equipment (the "base station"). The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center (the "switching center"). The switching center controls the automatic hand-off of calls from site to site as a subscriber travels, coordinates calls to and from a subscriber unit and connects calls to the public switched telephone network, in the case of mobile telephone calls. In the case of two-way dispatch, the switching center connects the subscriber initiating the call to the other subscriber (in the case of a private call) or to a number of other subscribers (in the case of a group call) to whom the call is directed in the requested service areas. Northern Telecom, Inc. ("Northern Telecom") has supplied the mobile telephone switches for the Digital Mobile networks.

     Currently, there are three principal digital technology formats that are being assessed or proposed for deployment or deployed currently by providers of cellular telephone service or by certain PCS providers or licensees in the United States. One such format is known as Time Division Multiple Access ("TDMA") digital transmission technology, a version of which, known as "three-time slot TDMA," has been deployed by AT&T Wireless Services, Inc. ("AT&T Wireless," formerly McCaw Cellular Communications, Inc. ("McCaw Cellular")), a subsidiary of AT&T, and by Southwestern Bell Mobile Systems in certain of their cellular system markets, and is expected to be deployed by certain other cellular operators. The second principal format is known as Code Division Multiple Access ("CDMA") digital transmission technology, which has been deployed by PrimeCo Personal Communications, Bell Atlantic/Nynex Mobile Services and Sprint PCS in certain of their PCS markets and is expected to be deployed by certain other cellular and other PCS operators. The third principal format, known as GSM-PCS, is an updated, up-banded, PCS-adapted version of the TDMA-based digital technology format that has become the standard for digital cellular technology in Europe. GSM-PCS has been deployed by American Personal Communications, a subsidiary of Sprint Spectrum, L.P. in its Washington, D.C./Baltimore metropolitan market and Bell South in certain of its PCS markets, and is expected to be deployed by certain other PCS operators.

     Although TDMA, CDMA and GSM-PCS are digital transmission technologies, and thus share certain basic characteristics and areas of contrast to analog transmission technology, TDMA, CDMA and GSM/PCS are not compatible or interchangeable with each other. The Motorola proprietary first generation iDEN technology originally incorporated in Nextel's Digital Mobile networks is known as "six-time slot TDMA." Although based on the TDMA technology format, this first generation iDEN technology differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States, which differences may have important consequences. Additionally, unlike the three-time slot TDMA technology format being utilized for the mobile telephone function in the Reconfigured iDEN technology platform or the three-time slot TDMA technology format being utilized by certain cellular providers, the first generation iDEN technology, as well as the "six-time slot TDMA" technology utilized for the two-way dispatch function in the Reconfigured iDEN technology platform, can carry up to six voice and/or control paths per channel.

     The implementation of Digital Mobile network design and technology increases significantly the capacity of the Company's existing SMR channels. This increase in capacity is accomplished in two ways. First, each channel is capable of carrying up to six voice and/or control paths by employing the six-time slot TDMA digital technology or up to three voice and/or control paths by employing the three-time slot TDMA digital technology. Each voice is converted into a stream of data bits that are compressed before being transmitted, allowing each of the time-slotted voice and/or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the subscriber unit decodes the voice signal. By using the Reconfigured iDEN technology employing six time slots per channel for two-way dispatch service rather than analog transmission, the Company should achieve an approximate six times improvement in channel utilization capacity. The Reconfigured iDEN technology, however, uses three-time slots per channel for the mobile telephone service, resulting in a reduction in capacity for mobile telephone service compared to the first generation iDEN technology.

     The second means of increasing capacity is based on employing a system design in use in the cellular industry that reuses each channel many times throughout the market area. The ability to reuse channels results from placing transmitters at low elevation sites and restricting the power output to not more than 100 watts effective radiated power (which creates a service area of less than one mile to thirty miles, depending on the terrain and the power setting). The transmitters are controlled by the switching center. The use of six-time slot TDMA technology for two-way dispatch service and three-time slot TDMA technology for mobile telephone service, in combination with Nextel's reuse of its licensed frequencies in a cellular-type system design, permits Nextel to utilize its current holdings of spectrum more efficiently. Efficient utilization of spectrum is an important objective generally because less spectrum is available in the SMR band than is or may be licensed to each cellular and certain PCS operators in each market.

     CUSTOMER ACCEPTANCE CONSIDERATIONS. Although Nextel believes that TDMA technology, on balance, is superior to analog technology that is used in traditional SMR systems, the use of digital technology in general, and the six-time slot TDMA version of first generation iDEN in particular, as each is currently deployed, involves certain performance trade-offs, for example, in various characteristics affecting voice quality and fidelity. In general, as the relevant technologies are currently deployed, digital voice transmission produces a distinguishably different set of sound characteristics than analog voice transmission (whether SMR or cellular). The difference results, in part, from the fact that digital voice transmission requires the digital encoding and decoding of the voice communication. Hence, the six-time slot TDMA version of first generation iDEN, the three time-slot version of Reconfigured iDEN and other digital cellular voice transmissions, as currently deployed, each sound different from traditional analog cellular and SMR voice transmissions. These trade-offs may have an effect on customer acceptance of iDEN technology and the services offered by Nextel. See "Risk Factors -- Implementation of Digital Mobile Networks Subject to Risks of Developing Technology."

     EXPERIENCE WITH FIRST GENERATION iDEN SYSTEMS IMPLEMENTATION. In late August of 1993, the Company initiated limited commercial service on the first of its Digital Mobile networks to be constructed employing first generation iDEN technology, which was located in greater Los Angeles. The Company continued implementing Digital Mobile networks in its market areas using Motorola's first generation iDEN technology prior to the second quarter of 1996. During that time frame, the Company encountered certain technology and system performance issues with respect to system reliability (the percentage of time the system is operating), system access (how often a user can gain access to the system) and various characteristics affecting voice transmission quality of mobile telephone services utilizing the Company's Digital Mobile networks. Nextel provided discounts and gave credits to customers in an effort to foster satisfactory customer relations and delayed both its planned deployment of its Digital Mobile networks and commencement of aggressive product and service marketing efforts pending resolution of such system performance and voice quality issues. During this period Nextel and Motorola also took actions to address system performance issues in general, and voice transmission quality concerns in particular. These actions consisted of efforts to enhance the performance of the first generation iDEN networks in a number of areas that were believed to adversely affect system performance, perceived voice transmission quality and customer satisfaction, and included measures as diverse as improvements in system infrastructure and subscriber equipment design and interaction, adjustments in cell site locations and in radio frequency planning, development of enhanced network load and traffic management and control systems, and development and deployment of more sophisticated diagnostic and error correction software. These and other measures, most of which can be categorized as systems optimization, are expected to be ongoing activities connected with the Company's operation of its Digital Mobile networks. Moreover, the Company expects that systems optimization, software loading and planned maintenance activities will be ongoing components of its operation of the Digital Mobile networks that will periodically require the scheduled turndown of selected subsystems in the Company's Digital Mobile networks during periods of very low system traffic, typically at night or on weekend days. See "Risk Factors -- Forward-Looking Statements."

     Nextel's objectives in carrying out the initial phase of system development and technology enhancement were to achieve satisfactory performance levels in the areas of systems reliability and systems access. Nextel believes that its existing Digital Mobile networks (including both those utilizing the Reconfigured iDEN technology and those continuing to use the first generation iDEN technology), as operated at December 31, 1996, were demonstrating acceptable performance levels in these areas. Nextel also believes that the successful development and national deployment throughout Nextel's Digital Mobile networks of the Reconfigured iDEN technology, with its accompanying improvements in the voice quality of the mobile telephone service provided on Nextel's Digital Mobile networks, should enable Nextel to aggressively market such services as part of a competitive wireless communications services alternative to existing cellular telephone service in its markets. See "Risk Factors -- Implementation of Digital Mobile Networks Subject to Risks of Developing Technology" and "-- Forward-Looking Statements."

     RECONFIGURED iDEN DEVELOPMENT AND DEPLOYMENT. The principal objective of the Reconfigured iDEN development and deployment efforts has been to achieve significant improvements in voice transmission quality for the mobile telephone service provided on Nextel's Digital Mobile networks. These improvements result principally from two significant differences between the first generation iDEN and the Reconfigured iDEN technology platforms. First, the Reconfigured iDEN technology (for the mobile telephone function) employs a higher "bit rate" vocoder than is utilized (for both the two-way dispatch and the mobile telephone functions) in Nextel's first generation iDEN subscriber units. Second, fewer time slots per channel are used for the mobile telephone function in the Reconfigured iDEN technology than the six time slots that are used for all voice transmission functions in Nextel's first generation iDEN Digital Mobile networks.

     Generally, a vocoder (the component in the subscriber unit that digitally encodes and decodes voice transmissions) operating at a higher "bit rate" will be capable of producing a better audio voice quality than a vocoder operating at a lower "bit rate." Additionally, the use of fewer time slots per channel means that greater frequency bandwidth is devoted to mobile telephone voice transmissions in the Reconfigured iDEN technology format than is the case in Nextel's first generation iDEN Digital Mobile networks. Again, generally, the greater the bandwidth devoted to a digital voice transmission the better the resulting audio quality of that transmission. This reduction in time slots per channel, however, results in a less efficient use of Nextel's SMR spectrum (compared to six-time slot TDMA) for mobile telephone services. Moreover, such reduction in time slots per channel may cause an increase in the amount of system infrastructure equipment required to avoid a reduction in system capacity resulting in increased capital expenditures. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Future Capital Needs and Resources."

     Other enhancements to the iDEN technology also have been developed in connection or contemporaneously with the development process of the Reconfigured iDEN technology, such as the development of more sophisticated and effective forward error correction algorithms, better voice sampling techniques and related software improvements. Such other enhancements also are expected to contribute positively to the perceived audio quality of voice transmissions on the Digital Mobile networks. Further, other factors that also may raise the level of customer satisfaction with overall system performance, such as adjustments to Digital Mobile network design and layout, are a continuing part of the ongoing process of system development and technology optimization. The pursuit of activities relating to the Reconfigured iDEN technology, however, is distinct from, and largely independent of, such ongoing system development and technology optimization activities on the part of representatives of each of Nextel and Motorola that also are designed, in part, to produce improvements in the quality of voice transmissions on the Digital Mobile networks. See "Risk Factors -- Implementation of Digital Mobile Networks Subject to Risks of Developing Technology."

     TECHNOLOGY COMMITMENTS. Pursuant to the equipment purchase agreements between Nextel and Motorola first entered into in 1991, as subsequently amended by, among others, the amendment entered into in connection with the Motorola Transaction (the "Prior Equipment Agreement Amendment") and by the Second Equipment Agreement Amendment entered into in connection with the McCaw Transaction (the "Second Equipment Agreement Amendment"), Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets (such equipment purchase agreements, as amended, being referred to herein as the "Equipment Purchase Agreements").

     The Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile networks for the foreseeable future. The Equipment Purchase Agreements include a commitment from Nextel to purchase from Motorola a significant amount of system infrastructure equipment. Nextel has, among other things, agreed (subject to certain conditions) to purchase and install iDEN system infrastructure equipment during the four-year and six-year periods beginning on August 4, 1994 sufficient to cover 70% and 85%, respectively, of the United States population. In addition, subject to the applicable terms and conditions under the Second Equipment Agreement Amendment, Nextel has agreed to deploy Reconfigured iDEN technology and, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year. Such commitments are in addition to amounts purchased from Motorola or for which Nextel, OneComm or Dial Page had placed orders with Motorola prior to August 4, 1994, which orders, in the case of OneComm and Dial Page, have become obligations of Nextel. To implement the Existing Business Plan, which is based on Nextel's Digital Mobile networks system build-out plan that contemplates deployment of the Reconfigured iDEN technology in most of the major United States metropolitan market areas where the Company's Digital Mobile networks are scheduled to be operational by the end of 1998, Nextel estimates that an aggregate of approximately $1.0 billion in infrastructure and other system capital costs would be incurred during 1997 and 1998. Nextel estimates that adoption and implementation of the more accelerated and extensive Digital Mobile networks system build-out plan and Reconfigured iDEN deployment contemplated in the Revised Business Plan would be likely to increase total infrastructure and other system capital costs by at least $450,000,000 during the same two-year period. In either case, the actual costs incurred could be higher or lower than such cost estimates, due to (among other factors) the uncertain impact of potential future developments, such as changes in system design, changes in the producer price index, the timing of equipment purchases and the success of Nextel's related marketing plans. See "Revised Business Plan" and "-- Forward-Looking Statements."

     As indicated herein, under "-- Agreements with Significant
Stockholders -- The McCaw Investor," the Second Equipment Agreement Amendment limits Nextel's ability, prior to October 1, 1997 without Motorola's consent, to deploy a "Switch in Technology" which, under the Second Equipment Agreement Amendment, is defined to mean a decision by Nextel before August 4, 1999 to install and use digital radio frequency technology as an alternative to iDEN on more than 25% of its SMR channels in the 806-824 MHz band in one or more of its top 20 domestic markets, or the utilization by Nextel of any of its SMR channels for voice interconnect on certain United States cellular and/or PCS radio telephony standards. After October 1, 1997, Nextel may not implement such a Switch in Technology unless (1) Nextel determines that the iDEN or Reconfigured iDEN equipment fails to meet certain performance specifications established in the Second Equipment Agreement Amendment, which failure materially adversely affects the commercial viability of the technology to provide reliable services as intended by Motorola and Nextel, and Motorola does not cure such failure within six months after receiving notice thereof, or (2) Nextel or the McCaw Investor offers to acquire the remainder of Motorola's shares of Class A Common Stock at a per share price of at least 110% of the average of the closing prices of the Class A Common Stock over the 30 trading days preceding the public announcement by Nextel of the decision to implement such a Switch in Technology. In either case, if Motorola manufactures (or elects to manufacture) the alternate technology Nextel elects to deploy, Nextel must purchase 50% of its infrastructure requirements and 25% of its subscriber equipment requirements from Motorola for three years, provided such equipment is competitive in price and performance to the equipment utilizing or incorporating such alternate technology then offered by other manufacturers.

     Nextel continuously reviews alternate technologies as they are developed. To date, however, it has not been regarded as necessary or as a commercially feasible strategy to adapt currently available alternative technologies to operate on Nextel's present spectrum position.

     Nextel continues to pursue certain regulatory initiatives that would provide SMR operators, including Nextel, with the right to use contiguous blocks of spectrum. The FCC issued an order in December 1995 that would provide SMR operators, including Nextel, with the opportunity to obtain contiguous spectrum. See "-- Regulation." Were Nextel to obtain a sufficient contiguous spectrum position in its market areas, pursuant to the FCC's 1995 order, or otherwise, it would become feasible to consider deployment of currently existing cellular digital technology transmission formats, including CDMA and TDMA, on such contiguous spectrum blocks. Independent of such technological feasibility, however, additional factors, including Nextel's contractual obligations to Motorola regarding the domestic deployment and utilization of iDEN technology, and additional capital requirements associated with any Switch in Technology, would likely materially affect Nextel's consideration of such alternative technologies.

     Should Nextel choose to deploy a technology other than iDEN for any of its wireless communications services, Nextel believes that its systems planning and its contractual relationships with Motorola would permit it to utilize a different technology. In light of the development period for Reconfigured iDEN, however, Nextel has agreed, as described above, not to effect a Switch in Technology on its SMR channels prior to October 1, 1997 without Motorola's consent. Due to the considerable present uncertainty surrounding the factors that might affect such a decision, including the performance characteristics and customer perceptions of first generation iDEN, Reconfigured iDEN, or of competing digital technologies and possible future improvements in first generation iDEN or Reconfigured iDEN technology platforms, it is impossible to predict if or when such a decision could be made.

     SYSTEM CONSTRUCTION AND SUPPLIERS. The first step required to achieve the build-out of a Digital Mobile network in a market is the completion of the radio design plan, which typically takes about four months. This stage involves the selection of specific areas in the market for the placement of base station sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for the initial system to be constructed in a market, depending on the number of sites, typically takes from two to 18 months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally takes an additional six weeks prior to commencing system operation. Following commencement of system operations in a selected market, the Company expects to add new sites to such system continually in order to improve coverage and capacity. See
"-- Forward-Looking Statements."

     It is expected that for the next few years of Digital Mobile network operations by Nextel, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber equipment that is compatible with Nextel's Digital Mobile networks. The Prior Equipment Agreement Amendment provides for the licensing by Motorola of interfaces relating to infrastructure and subscriber equipment and of additional manufacturers for subscriber equipment. In connection with the Second Equipment Agreement Amendment, Motorola further agreed to negotiate to enter into licenses with at least one alternative manufacturer of iDEN infrastructure equipment. Currently, however, there are no arrangements in effect with any additional manufacturers to supply Nextel with an alternative source for either iDEN system infrastructure or subscriber equipment.

     As described herein, see "-- Technology Commitments," system infrastructure purchases under agreements with Motorola and other vendors of equipment related to the Digital Mobile networks, and inventory purchases made in anticipation of the commencement of commercial service in Nextel's markets, have caused and will continue to cause a significant increase in liabilities during the start-up phase of the Digital Mobile networks. Nextel anticipates that its net losses will increase significantly during the ongoing start-up phase of Digital Mobile networks and that it will continue to generate significant operating losses over the next several years. Nextel's ability to arrange sufficient equity and/or debt financing or to generate sufficient revenue to cover its operating and capital needs is subject to a number of risks and contingencies. See "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

     MARKETING. Nextel is continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly its existing analog SMR subscribers and other business users, including current users of multiple wireless communications services and those new users who may be attracted to the combination of services made possible by its Digital Mobile networks. The

Company's marketing focuses on the differentiated package of integrated services offered by the Company (mobile telephone, two-way dispatch, which the Company markets as its "instant conferencing" feature under the "Nextel Direct Connect"(SM) service name, alphanumeric short-messaging and paging) and available to its customers using a single, multi-function subscriber unit. Nextel's strategy is to focus principally on multi-service business users in its markets with Digital Mobile networks.

     The Company commenced the full-scale commercial launch of its first Digital Mobile network using the Reconfigured iDEN technology in the Chicago metropolitan market area late in the third quarter of 1996, accompanied by the commencement of a more broadly focused, regionally based marketing campaign in that market area. Subsequently, Nextel initiated additional full-scale commercial launches, accompanied by more broadly focused marketing campaigns, in the Atlanta, Boston, Denver, Detroit and Las Vegas metropolitan market areas and in the Northern California market area. Nextel's commercial launch activities in these markets represent the first phase of a planned nationwide deployment of the Reconfigured iDEN technology in Nextel's significant Digital Mobile markets. Nextel currently expects that implementation of its Existing Business Plan will involve budgeted infrastructure and other system capital expenditures totaling approximately $1.0 billion during 1997 and 1998 and that implementation of the Revised Business Plan would raise such total infrastructure and other system capital expenditures by at least $450,000,000 during the same two-year period. In this connection, Nextel anticipates that purchases of Motorola-manufactured infrastructure equipment will represent the largest category of capital spending. In the final six months of 1996, Nextel placed orders with Motorola totaling more than $300 million for products incorporating the Reconfigured iDEN technology, including system infrastructure equipment and related software and the new, compact Reconfigured iDEN handsets that Nextel plans to market nationally, principally under the "PowerFone"(TM) brand name. Assuming the successful and timely completion of its nationwide Digital Mobile network build-out plan, Nextel expects that its Digital Mobile networks would provide coverage to areas representing approximately 85% of the United States population by the end of 1998. Implementation of the Revised Business Plan would significantly accelerate Nextel's use of and needs for capital resources and would therefore be dependent on, among other things, availability of necessary capital. See "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

     The Company believes that its ability to provide a full line of mobile communications services in an integrated package using a single, multi-function subscriber unit on its Digital Mobile networks will distinguish it from other providers of wireless communications services. The focus and the progress of Nextel's Digital Mobile network services marketing efforts is and will continue to be dependent on a number of factors, including system performance, subscriber equipment performance and the ability to provide services that satisfy customer needs and expectations. Nextel reviews its business and marketing plans in light of a variety of factors, including perceived opportunities, actual experiences in the marketplace, availability of financial and other resources and overall economic and/or competitive considerations, and may from time to time determine to change, refine or redirect such plans. See "Risk Factors -- Forward-Looking Statements."

     In January 1997, the Company announced the introduction of its national digital network and indicated that it will not charge roaming fees for its customers traveling anywhere on its national digital network. Conventional cellular customers often are subject to expensive system access fees and higher per-minute airtime rates when "roaming" outside of their home market. Additionally, in March 1997, the Company announced a new billing policy, pursuant to which Nextel will bill its mobile telephone service customers based on the actual number of seconds of airtime used after the first minute, in contrast to the cellular industry practice of rounding up all calls to the next minute.

     COMPETITION. Each of the markets in which the Company's Digital Mobile networks operate or will operate is served by multiple other wireless communications service providers. In each of the markets where the Company's Digital Mobile networks operate, the Company may compete with the two established cellular licensees in such market and as many as six PCS licensees. The FCC has described PCS as a digital, wireless communications system consisting of a variety of new mobile and portable services and technologies, using small, lightweight units. PCS services may include portable, two-way voice and data services. A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources greater than those of Nextel. PCS operators will likely compete with Nextel in providing some or all of the services available through the Company's Digital Mobile networks. Additionally, the Company expects that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company, will continue to upgrade their systems to provide digital wireless communications services competitive with the Company's Digital Mobile networks. Nextel also expects to face competition from other technologies and services developed and introduced in the future. See "Risk Factors -- Success of Nextel Dependent on its Ability to Compete."

     Pursuant to the Omnibus Appropriations Act of 1997, the FCC has reallocated 30 MHz of 2.3 GHz spectrum to wireless services and will assign that spectrum via an auction that must commence no later than April 15, 1997. The FCC will allow these licensees to offer a broad range of fixed and mobile services, but has imposed certain technical restrictions that will prohibit the provision of mobile services using current technology. Additionally, the FCC has reallocated 220 MHz of radio spectrum for use by "emerging telecommunications technologies," such as PCS, low-earth orbit satellites and mobile satellite systems. The FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services. Nextel cannot predict how these technologies will develop or what impact, if any, they will have on Nextel's ability to compete for wireless communications services customers.

REVISED BUSINESS PLAN

     The Company currently is considering adopting and implementing its Revised Business Plan, which would involve a more accelerated and extensive deployment during 1997 and 1998 of the Reconfigured iDEN technology platform throughout its existing and contemplated Digital Mobile networks (including primary connecting routes between affected markets). The Company's Existing Business Plan was adopted, to endorse and outline the proposed incorporation of the Reconfigured iDEN technology in the Company's plans to build out its nationwide Digital Mobile networks following the favorable development and deployment experience associated with the Reconfigured iDEN technology platform. The Revised Business Plan does not contemplate a significant increase in the population coverage to be achieved by the Digital Mobile networks in operation at the end of 1998 as compared to the population coverage level expected to be reached by that time under the Existing Business Plan. However, there are significant areas of difference between the Existing Business Plan and the Revised Business Plan in terms of the geographical coverage objectives, the perceived customer demands for and utilization of the relevant wireless services and the positioning of the Company's products and services relative to those of competing wireless communications service providers. Implementation of the Revised Business Plan would have important implications for the nature, speed and scope of the Company's plans to deploy the Reconfigured iDEN technology platform, the extent and focus of the Company's related marketing efforts and the consequent impacts on the Company's capital expenditures and operating expenses over the next several years.

     The Company anticipates that deployment of Digital Mobile networks utilizing the Reconfigured iDEN technology platform will enable it to provide potential customers in its markets with an integrated package of wireless communications services that is competitive with the service packages being offered currently or expected to be offered by other providers of wireless communications services in those markets. The Company believes that the implementation of the Revised Business Plan will better position Nextel both to achieve its strategic objectives and to prepare for emerging competition in the wireless communications industry, especially from certain current or future operators that, on their existing cellular frequencies or on other frequencies acquired by such operators or their affiliates in the recently concluded PCS spectrum auctions, are in the process of converting their wireless communications services systems to digital technology formats and are moving to provide "nationwide coverage" on the resulting systems. The Company believes that a significant strategic advantage may exist in being "first to market," particularly in comparison to the new "entrepreneur block" PCS licensees and other existing or potential regional wireless communications service providers, which may encounter significant financial and other challenges in replicating or overtaking the Company's industry position once the Company successfully concludes its nationwide Digital Mobile network build-out plan and develops a sufficient customer base in its markets.

     Pursuant to its Revised Business Plan, the Company proposes to expand and intensify its Digital Mobile network construction and related marketing programs over the remainder of 1997 and 1998 to capitalize on the potential advantages provided by the Company's ability to deploy a single, proven competitive digital technology throughout its national network, the potential to economize on network build-out expenses by concentrating more of its purchases of Motorola manufactured system infrastructure equipment into 1997 and 1998, and the opportunity to capture a significant share of the potential customers included within the groups of mobile workers located in the Company's markets. The principal objectives targeted by the Revised Business Plan are: (i) expanding the coverage area of the Nextel national Digital Mobile networks by (A) including "roaming capable" cities that were not contemplated to be built under the Existing Business Plan during 1997 and 1998; and (B) instituting a significantly more robust coverage plan to provide wireless communications services along major highway corridors joining Nextel's existing and planned market areas; (ii) increasing the capacity of Nextel's national Digital Mobile networks by adding incremental base radios, cell sites and switching infrastructure to the existing and newly constructed Reconfigured iDEN markets more rapidly than such capacity-enhancing steps were scheduled in the Existing Business Plan for the affected markets; and (iii) achieving additional growth in the Nextel national Digital Mobile networks' subscriber base by (A) launching more aggressive advertising campaigns and marketing efforts emphasizing the benefits of Nextel's differentiated package of integrated wireless services, Nextel's expanded roaming network and simplified approach to roaming service and pricing and Nextel's new "to the second" billing policy, (B) accelerating and focusing marketing activities on potential customers in markets to be converted from "roaming only" to "full build" status and (C) offering more competitive subscriber handset pricing to potential customers made possible by structuring new volume purchase and production commitments with Motorola.

     Implementing such revised construction and marketing plans will involve substantial increases in the level of capital expenditures and also is likely to increase operating losses over the next several years. To a large extent, the increased capital expenditures will involve shifting forward capital expenditures that Nextel had planned to incur in years subsequent to 1998, based either on the acceleration of incremental system coverage or incremental system capacity during 1997 and 1998. Any increased operating losses Nextel might generate during 1997 and 1998 would to a certain degree likely be attributable to increased marketing expenses, associated growth in sales and service organizations and related back-office functions to produce or meet the potential incremental subscriber growth. Any such increase in operating losses also would be expected to be magnified by the fact that customer procurement costs tend to be front-end loaded, whereas the offsetting contributions to revenue would be expected to be realized over time, including periods subsequent to 1998. Based on Nextel's currently available and reasonably anticipated sources of equity and debt financing, including assumed exercise in full of the first McCaw option later in 1997 (see "-- Agreements with Significant Stockholders -- The McCaw Investor"), Nextel will require significant additional funds to implement these revised construction and operating plans. Depending on a variety of factors and assumptions that Nextel deems within a range of reasonably expected outcomes (recognizing that such matters remain subject to the impact of future developments and costs that cannot be predicted accurately), Nextel believes that it would require significant additional funding during 1997 and 1998 to meet the capital expenditure and operating loss financing needs of its Digital Mobile networks (under the Revised Business Plan outlined above) and its analog SMR networks businesses. See "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

NEXTEL'S EXISTING ANALOG SMR OPERATIONS

     The Company's existing analog SMR operations focus primarily on two-way radio service provided to customers who need the ability to communicate with one another in the field, either on a one-to-one or one-to-many basis. Due to capacity constraints on its existing analog SMR systems in major metropolitan areas, Nextel has been able to offer mobile telephone service on such systems to only a limited number of its customers. Nextel acquired significant additional analog business operations from Motorola in late July 1995, and spent much of late 1995 and most of 1996 in a lengthy and complicated process to transition billing and reporting functions for these acquired operations to Nextel's existing analog SMR business unit. Certain of the reporting practices that were in place with respect to these acquired operations involved subscriber tracking based on equipment serial number identification, and customer counts for these business operations were routinely compiled on the same basis. In Nextel's recently concluded audits of these business operations, it was determined that including all persons currently assigned an equipment serial number as a customer of the analog SMR business results in an overstatement in the number of revenue generating subscribers on the affected analog SMR systems for the relevant period. This outcome could result for a number of reasons, such as including in the customer counts persons who were intermittent or seasonal users of analog SMR services, but were not active customers during the periods being reported, or including persons who had canceled or otherwise terminated their active use of the system without turning in their subscriber units and having their equipment identifications removed from the system.

     Nextel is currently in the process of identifying and making appropriate adjustments to the previously released analog subscriber unit counts for the affected periods, presently believed to extend from mid-1995 through year end 1996. In connection with these efforts, which have focused first on the most recently reported analog customer counts, Nextel has determined that the previously reported number of total analog system subscribers at December 31, 1996, which was estimated to be 814,200, may be overstated by approximately 10-12%. Nextel does not believe that any adjustments to customer counts should be required other than with respect to these acquired analog SMR operations, since Nextel's other analog SMR business operations typically have generated their subscriber counts based on a different approach using current billing records information.

     None of the overstatements of the number of analog units in service with respect to these acquired analog SMR business operations has had any impact on the accuracy of any of the revenue, expense or other financial information (other than in the context of information expressed as per subscriber unit amounts) released by Nextel concerning its analog SMR business operations over the affected periods, nor do such matters have any impact on the reported subscriber counts outside these specific acquired analog SMR operations.

     MANAGEMENT AGREEMENTS. In addition to SMR systems for which it is the licensed owner, the Company manages analog SMR systems licensed to third parties in certain of its markets. As of December 31, 1996, of the 800 MHz licenses operated by the Company, approximately 24.3% were managed for third parties; of the 900 MHz licenses operated by the Company, approximately 4.1% were managed for third parties. The management agreements generally have terms of 15 or 30 years. In many cases, the Company holds an option to acquire managed SMR systems. Pursuant to a consent decree addressing all outstanding antitrust issues in connection with Nextel's recent acquisitions, the Company has agreed to alter the terms of certain management agreements with third parties with respect to 900 MHz channels in certain markets.

     MARKETING. The Company markets its existing analog SMR services primarily to businesses that employ fleets of vehicles requiring two-way radio capability and, to a limited extent, to customers who require both two-way radio and mobile telephone service, such as sales or service managers. The Company's sales efforts are directed to both the 900 MHz and 800 MHz systems. The Company utilizes a direct sales and marketing force as well as independent equipment dealers. Subscriber units sold by the Company's sales force for use on existing analog SMR networks are typically installed and maintained by the Company's service departments. In addition, the service departments are responsible for system maintenance for most of the Company's existing analog SMR networks. The Company's marketing of its analog SMR service may be affected in certain markets by the activation of its Digital Mobile networks in such markets. See
"-- Nextel's Digital Mobile Networks."

     COMPETITION. The Company's existing analog SMR operations compete in each market with a number of other operators of traditional analog SMR networks providing service on the 220 MHz, 800 MHz and 900 MHz bands. The Company also competes with SMR and other private radio operators utilizing other frequencies for the provision of two-way dispatch services.

     The Company also competes in each of its major markets with cellular operators and, in a limited number of such markets, with PCS systems operators, that offer services similar to the mobile telephone service now offered on traditional analog SMR networks. At the present time, analog cellular systems are generally believed to offer better quality wireless telephone transmission (at a higher price) than traditional analog SMR operators. On March 7, 1995, the FCC authorized cellular operators to offer two-way dispatch services, which allows cellular operators to offer, upon installation of the necessary infrastructure equipment, a service that may be competitive with analog SMR or digital two-way dispatch service. Additionally, Nextel may face competition in the future from other SMR operators utilizing digital technology.

     Although a less direct substitute for SMR service, one-way and two-way paging services may also be competitive with the Company's services. The principal factors relevant to competition in providing communications services in the traditional analog SMR service field are the size of coverage area, the pricing of such services, the quality of the communications (e.g., clarity, lack of interference), and the reliability and availability of the service (e.g., waiting time for a "clear channel," absence of busy signals, absence of transmission disconnects or failures). The Company has numerous competitors in the sales and maintenance of communications equipment used by the customers of its analog SMR networks. Competition in the sale of such subscriber equipment is intense. The principal factors relevant to competition in selling subscriber equipment for use by customers of analog SMR networks are the pricing of such equipment, the warranty and repair service coverage offered, the features available and the quality of the equipment.

FISCAL YEAR 1996 TRANSACTIONS AND DEVELOPMENTS

     DIAL PAGE MERGER. On January 30, 1996, Nextel consummated the Dial Page Transaction pursuant to an Agreement of Merger and Plan of Reorganization dated February 17, 1995. As a result of such transaction, Dial Page was merged with Nextel and the former stockholders of Dial Page received an aggregate of approximately 26,800,000 shares of Class A Common Stock. Prior to the merger, Dial Page was a leading provider of analog SMR and integrated digital wireless communications services in the southeastern United States.

     COMCAST STOCK PURCHASE AGREEMENT. Nextel, Comcast Corporation ("Comcast") and Comcast FCI, Inc., a wholly owned subsidiary of Comcast ("Comcast FCI"), entered into an Amendment to the Stock Purchase Agreement, dated as of February 9, 1996, which amended the original Stock Purchase Agreement dated as of September 14, 1992, as previously amended (the "Comcast Agreement"). Such amendment set forth certain terms and conditions applicable to the exercise by Comcast of its anti-dilutive rights with respect to the issuance of shares of Class A Common Stock in the Dial Page Transaction and also to potential exercises of Comcast's anti-dilutive rights with respect to issuances of Nextel equity securities occurring in connection with any subsequent acquisition transaction. Also on February 9, 1996, Comcast completed the purchase of 8,155,506 shares of Class A Common Stock for an aggregate purchase price of $99,904,948, pursuant to Comcast's exercise of its anti-dilutive right with respect to the Dial Page Transaction. In March 1997, Nextel entered into arrangements with Comcast and Comcast FCI that eliminated a number of previously existing relationships between the parties, including certain rights under the Comcast Agreement and related documents. See "Post Fiscal Year-End Transactions and Developments -- Comcast Option Repurchase."

     MANAGEMENT. In early 1996, Nextel announced changes in its senior management team. In February 1996, the Company announced that Timothy M. Donahue had been named President and Chief Operating Officer of the Company. Mr. Donahue had previously been regional president of AT&T Wireless operations in the Northeast. In March 1996, the Company announced that Daniel F. Akerson had agreed to join the Company as Chairman and Chief Executive Officer. Mr. Akerson was previously the chairman and chief executive officer of General Instrument Corporation and the president of MCI Communications Corporation. Additionally, in April 1996, Nextel named Steven M. Shindler as its Senior Vice President and Chief Financial Officer. Mr. Shindler previously served as managing director of communications finance at The Toronto-Dominion Bank in New York.

     MOTOROLA AMENDMENT. Nextel and Motorola entered into an amendment, dated as of April 28, 1996, to the Equipment Purchase Agreements, which amendment established payment terms for all purchases made by Nextel under the Equipment Purchase Agreements and confirmed certain warranty coverages and commencement dates for system infrastructure equipment and software.

     CREDIT FACILITIES. Nextel, Nextel Finance Company, a wholly owned subsidiary of Nextel ("NFC"), and certain subsidiaries of Nextel entered into definitive agreements, which became effective on Septem-ber 30, 1996, with respect to a secured credit facility arranged by Chase Securities, Inc., J.P. Morgan Securities Inc. and Toronto-Dominion Securities
(USA), Inc. (the "Bank Credit Facility"). Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements, which also became effective on September 30, 1996, with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation ("NTFC") (the "Vendor Credit Facility"; and collectively with the Bank Credit Facility, the "Bank and Vendor Credit Facilities"). The Credit Agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $1,655,000,000 of secured financing, consisting of a $1,085,000,000 revolving loan and $570,000,000 in term loans. The Amended, Restated and Consolidated Credit Agreement relating to the Vendor Credit Facility (the "Vendor Credit Agreement") provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans. Borrowings under the Bank Credit Facility and the Vendor Credit Facility are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the Nextel's public indentures (the "Nextel Indentures") relating to the Company's five outstanding issues of Senior Redeemable Discount Notes (the "Nextel Notes"). Additionally, the Nextel Indentures contain provisions that operate to limit the amount of borrowings available under the Bank Credit Facility and the Vendor Credit Facility in certain circumstances. See "Risk Factors -- Nextel to Require Additional Financing." Subsequent to 1996, Nextel and Motorola reached agreement on certain of the terms and conditions pursuant to which Nextel could access up to an additional $450,000,000 of equipment financing through Motorola ("Additional Motorola Financing"). See "Post-Fiscal Year End Transactions and Developments -- Nextel/Motorola Agreements." In order to access such Additional Motorola Financing, Nextel would be required to procure certain consents, waivers and/or participation commitments from a number of third parties, to obtain modifications to the terms of the Bank and Vendor Credit Facilities, the related security documents and the Nextel Indentures and to satisfy certain other conditions. Nextel is in the process of seeking certain of such consents, waivers, commitments and other actions to obtain access to a portion of the Additional Motorola Financing, but there can be no assurance that Nextel will be successful in this regard, or that other conditions to access such Additional Motorola Financing, including those that Nextel is not currently seeking to fulfill, will be satisfied or otherwise will be dealt with in a timely fashion. Access to a significant portion of the Additional Motorola Financing, among other things, would be required for Nextel to successfully implement the Revised Business Plan. See "Post Fiscal Year-End Transactions and Developments" and "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

     MERGER AGREEMENT WITH PCI. Nextel entered into an Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, as amended, with Pittencrieff Communications, Inc. ("PCI") providing for the merger of PCI with a wholly owned indirect subsidiary of Nextel. PCI has approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. The stockholders of PCI will receive a maximum of 8,782,403 shares of Class A Common Stock, subject to certain adjustments, as a result of the merger. The merger is subject to regulatory and PCI stockholder approval and customary closing conditions, and is expected to occur during 1997.

POST FISCAL YEAR-END TRANSACTIONS AND DEVELOPMENTS

     WVB MERGER. On January 30, 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc., an operator of analog SMR systems in Brazil ("WVB"), for a purchase price of $186,300,000, which was paid with the issuance of approximately 11,964,000 shares of Class A Common Stock, through a merger of WVB with a wholly owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International ("Brazil"), Ltd., to McCaw International.

     MCCAW INTERNATIONAL BOND OFFERING. On March 6, 1997, McCaw International completed a private placement of 951,463 units for gross proceeds of approximately $500,000,000. Each unit is comprised of a 10-year senior discount note and a warrant to purchase 0.10616 shares of McCaw International common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $36.45 and entitle the holders thereof to purchase in the aggregate 1%, on a fully diluted basis, of the common stock of McCaw International.

     CONSENT SOLICITATION. Under the Nextel Indentures, the Company and its restricted subsidiaries may only incur debt (other than certain categories of "Permitted Debt" (as defined in the Nextel Indentures)) if the aggregate amount of its debt does not exceed 30% of its "Total Market Capitalization" (as defined in the Nextel Indentures) or if its ratio of "Consolidated Debt" to "Annualized Operating Cash Flow" (as defined in the Nextel Indentures) does not exceed certain levels. Because it is anticipated (under both the Existing Business Plan and the Revised Business Plan) that Nextel will continue to incur significant operating expenses during the construction and deployment of its Digital Mobile networks, Nextel is not expected to generate sufficient Annualized Operating Cash Flow to support the incurrence of debt based on the ratio of its Consolidated Debt to Annualized Operating Cash Flow.

     Nextel's ability to incur debt (other than Permitted Debt) in the foreseeable future will, therefore, be based on the value of Nextel's Total Market Capitalization which is primarily affected by the market price of Nextel's Class A Common Stock. Based on the number of outstanding shares of, and the recent prices of, Nextel's Class A Common Stock, Nextel is not able to incur debt based on the value of its Total Market Capitalization under the terms of the Nextel Indentures, effectively limiting Nextel's ability to raise debt capital to borrowings that qualify as Permitted Debt. Further, under the Nextel Indentures, the maximum aggregate amount of Permitted Debt that Nextel may incur (excluding debt represented by the Nextel Notes) is approximately $1.56 billion.

     Because the Nextel Indentures may have the effect of limiting Nextel's ability (under both the Existing Business Plan and the Revised Business Plan) to borrow the funds necessary to complete its planned deployment of the Reconfigured iDEN technology in its Digital Mobile networks, Nextel intends to seek the consent of the holders of the Nextel Notes to certain amendments to the Nextel Indentures in April 1997. These amendments would, among other things, modify the debt incurrence limitations of the Nextel Indentures by expanding the categories of Permitted Debt to allow the Company to incur additional indebtedness to fund such accelerated deployment. See "Risk Factors -- Nextel to Require Additional Financing." See also "-- Nextel/Motorola Agreements," below.

     The Company cannot currently estimate the aggregate consideration that will be paid to all holders of the Nextel Notes in connection with such consents. As of the date hereof, no such consents have been sought or received by the Company. No assurances can be given that any such consents will be obtained or that the aggregate consideration to be paid for such consents will not exceed amounts that the Company would consider reasonable under the circumstances. See "Risk Factors -- Forward-Looking Statements."

     The foregoing statements relating to the Nextel Indentures are summaries of the relevant provisions and do not purport to be complete. Where reference is made to particular provisions of the Nextel Indentures, such provisions, including the definitions of certain terms, are incorporated by reference as part of such summaries, and are qualified in their entirety by such reference. Each of the Nextel Indentures has previously been filed with the Securities and Exchange Commission (the "Commission"), and each of the Nextel Indentures is incorporated by reference herein.

     COMCAST OPTION REPURCHASE. On March 18, 1997, Nextel and Comcast reached agreement regarding the terms on which a wholly owned subsidiary of Nextel agreed to purchase Comcast FCI's rights pursuant to the Amended and Restated Option Agreement dated as of September 11, 1995 between Nextel and Comcast FCI (the "Option Agreement") for an aggregate cash purchase price of $25,000,000. The Option Agreement, which was entered into in connection with the transactions pursuant to the Comcast Agreement, granted Comcast FCI an option to purchase up to 25,000,000 shares of Class A Common Stock at an exercise price of $16.00 per share. In connection with the purchase of Comcast FCI's rights under the Option Agreement, certain rights of Comcast and Comcast FCI pursuant to the Comcast Agreement, including anti-dilutive rights and the rights relating to the appointment of directors of Nextel, were terminated. The transaction was completed on March 20, 1997.

     NEXTEL/MOTOROLA AGREEMENTS. On March 27, 1997, Nextel and Motorola entered into a new agreement which, among other things, establishes certain pricing and other terms on which Nextel will purchase infrastructure and subscriber equipment for deployment in the United States pursuant to the existing Equipment Purchase Agreements between Nextel and Motorola ("1997-1998 Agreement"). The 1997-1998 Agreement also establishes certain infrastructure and subscriber equipment pricing terms for Nextel's international affiliates and provides for an infrastructure rebate program pursuant to which Nextel will receive purchase price rebates from Motorola that will be applied to subscriber equipment purchased and deployed in the U.S. by Nextel in 1997 and 1998 based on the levels of Nextel's purchases of infrastructure equipment. The 1997-1998 Agreement also contains commitments by Nextel and Motorola with respect to Nextel's domestic infrastructure and subscriber equipment purchases in 1997 and the deployment of equipment utilizing Motorola's iDEN technology in international markets.

     In addition to the 1997-1998 Agreement, Nextel and Motorola also reached a related understanding regarding the terms and conditions on which Motorola will provide financing for Nextel's purchases of equipment and services provided by Motorola, in addition to the amounts contemplated by Motorola's existing financing commitments. Pursuant to the Additional Motorola Financing commitment, Motorola has agreed to make up to an additional $450,000,000 in secured financing available to Nextel consisting of (i) $50,000,000 in additional senior secured borrowings pursuant to the Vendor Credit Agreement, (ii) up to $200,000,000 in secured borrowings that are to be second in ranking to the borrowings made pursuant to both the Vendor Credit Agreement and Nextel's existing Bank Credit Agreement (the "Second Secured Borrowings"), and (iii) up to an additional $200,000,000 in borrowings that would be required to be ratably secured on an equal ranking with borrowings pursuant to the Vendor Credit Agreement and such existing Bank Credit Agreement (the "Senior Secured Borrowings").

     Availability of the additional financing is subject to a number of conditions including, among others, with respect to the Second Secured Borrowings and the Senior Secured Borrowings, the prior borrowing of all amounts available under the Vendor Credit Agreement (including the additional $50,000,000 borrowings pursuant thereto described above) and pursuant to Nextel's existing Bank Credit Agreement (including, with respect to the second $100 million of the Second Secured Borrowings and all of the Senior Secured Borrowings, the additional $250,000,000 in borrowings contemplated by such Bank Credit Agreement), Nextel's receipt of $232.5 million in equity contributions from the exercise of options held by the McCaw Investor, and the receipt of the approval of a majority of the lenders and secured parties under the Vendor Credit Agreement and Nextel's existing Bank Credit Agreement (in the case of the Second Secured Borrowings) and all of such lenders and secured parties (in the case of the Senior Secured Borrowings). The availability of the Senior Secured Borrowings is also conditioned upon Nextel raising $250 million in additional unsubordinated debt financing and Nextel's receipt of $50,000,000 of debt financing from an affiliate of Craig O. McCaw on terms equivalent to such Senior Secured Borrowings. The availability of all of such additional financing is also subject to Nextel's satisfying certain requirements under the Nextel Indentures or obtaining waivers of such requirements. The parties contemplate negotiating and entering into a definitive agreement implementing the terms of the financing agreements described above. Except for the Additional Financing Commitment with Motorola, Nextel does not yet have any legally binding agreement or commitment from third parties relating to, or that may be required to satisfy conditions to implement all or any portion of, the proposed financing pursuant to such Additional Motorola Financing. See "Risk Factors -- Nextel to Require Additional Financing" and "-- Forward-Looking Statements."

AGREEMENTS WITH SIGNIFICANT STOCKHOLDERS

     THE MCCAW INVESTOR. Pursuant to the terms of the Securities Purchase Agreement dated as of April 4, 1995, as amended, among Nextel, the McCaw Investor and Mr. Craig O. McCaw (the "McCaw Securities Purchase Agreement") and certain other related agreements and documents, which contemplate certain completed and potential equity investments by the McCaw Investor in several types of Nextel securities and certain related agreements and transactions, (i) the McCaw Investor purchased on April 5, 1995 from Nextel, 1,220,000 shares of Class A Common Stock for an aggregate purchase price of $14,945,000; and (ii) the McCaw Investor purchased on July 28, 1995 from Nextel, for an aggregate purchase price of $300,000,000, an aggregate of 8,163,265 units consisting of a total of (a) 8,163,265 shares of Class A Preferred Stock;

(b) 82 shares of Class B Preferred Stock; and (c) three separate options (the "McCaw Options"), exercisable for periods of two, four and six years, respectively, from July 28, 1995, to acquire an aggregate of up to 35,000,000 shares of Class A Common Stock at exercise prices ranging from $15.50 to $21.50 per share. Such shares of Class A Preferred Stock and Class B Preferred Stock are convertible into an aggregate of approximately 24,490,000 shares of Class A Common Stock.

     Additionally, in connection with such equity investments, Nextel, the McCaw Investor and Mr. McCaw reached agreement on a number of matters relating to the ownership, acquisition and disposition of the Class A Preferred Stock and the Class B Preferred Stock, including without limitation, the granting of registration and anti-dilutive rights to the McCaw Investor and certain affiliates, limitations on investments by the McCaw Investor and its affiliates in excess of approximately 45% of the voting securities of Nextel and certain transfer restrictions applicable to the shares of Nextel capital stock held by the McCaw Investor and certain affiliates. Finally, on July 28, 1995 pursuant to agreements between the McCaw Investor and Motorola entered into in connection with the McCaw Securities Purchase Agreement, the McCaw Investor purchased 4,000,000 shares of Class A Common Stock from Motorola and Motorola granted to the McCaw Investor options to purchase up to an additional 9,000,000 shares of Class A Common Stock held by Motorola.

     Pursuant to the McCaw Securities Purchase Agreement, Nextel's Restated Certificate of Incorporation (the "Nextel Charter") and Nextel's Amended and Restated By-Laws (the "Nextel By-Laws"), Nextel, the McCaw Investor and Mr. McCaw have established certain arrangements relating to the governance of Nextel associated with such investments, including, without limitation, the rights relating to designation by the McCaw Investor and election of three representatives of the McCaw Investor to the Nextel Board of Directors (the "Nextel Board") representing not less than 25% of the Nextel Board. Currently, the McCaw Investor has designated only two directors for election to the Nextel Board.

     Pursuant to the McCaw Securities Purchase Agreement, the Nextel Charter and the Nextel By-Laws, a five-member Operations Committee of the Nextel Board was created, and the McCaw Investor is entitled to have a majority of the members selected from among the McCaw Investor's representatives on the Nextel Board. The Operations Committee has the authority to formulate key aspects of Nextel's business strategy, including decisions relating to the technology used by Nextel, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the Nextel Board and committees thereof, as well as nomination and oversight of certain executive officers. Currently, both of the McCaw Investor's designees on the Nextel Board also serve as members of the Operations Committee, of which Mr. McCaw is the chairman. The Nextel Board, by a majority vote, may override actions taken or proposed by the Operations Committee, although doing so would give rise to a $25,000,000 liquidated damages payment to the McCaw Investor, the commencement of accrual of a 12% dividend payable on the stated value of all outstanding shares of Class A Preferred Stock (an aggregate stated value of approximately $300,000,000) and the immediate vesting of the options granted pursuant to the McCaw Incentive Option Agreement (as defined below). However, the Nextel Board, by a defined super-majority vote, retains the power to override actions taken or proposed by the Operations Committee without triggering the obligation to make a liquidated damages payment, or to commence dividend accruals with respect to the Class A Preferred Stock or to accelerate the vesting of the options granted pursuant to the McCaw Incentive Option Agreement. In addition, the Nextel Board also may act to terminate the Operations Committee, although such action by the Nextel Board would, in certain circumstances, result in the obligation to make such a liquidated damages payment and result in the commencement of such dividend accrual and the accelerated vesting of the related options.

     The McCaw Securities Purchase Agreement, the Nextel Charter and the Nextel By-Laws also delineate a number of circumstances, chiefly involving or resulting from certain events with respect to the McCaw Investor or Mr. McCaw, in which the Operations Committee could be terminated but such liquidated damages payment, dividend accrual and vesting of options would not be required.

     The shares of Class A Preferred Stock are redeemable at Nextel's option, and the shares of Class B Preferred Stock are mandatorily convertible, in the event of a change of control of Nextel (as defined in the terms of such preferred stock). Further, the McCaw Investor has agreed that, subject to certain limited exceptions (including certain existing securities holdings and relationships), until the later of (i) five years after the closing of the McCaw Transaction or
(ii) one year after the termination of the Operations Committee, neither it nor its controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America, unless such opportunities first have been presented to and rejected by Nextel in accordance with the provisions of the McCaw Securities Purchase Agreement.

     Pursuant to an Amendment, dated as of April 4, 1995, to the Agreement and Plan of Contribution and Merger by and among Nextel, Motorola, ESMR, and certain other subsidiaries of Motorola (the "Motorola Merger Amendment") entered into by Nextel and Motorola in connection with the McCaw Securities Purchase Agreement, Motorola has agreed to support the decisions and recommendations of the Operations Committee and to vote the shares of Class A Common Stock held by Motorola accordingly, subject to (i) the right of any Motorola-designated members of the Nextel Board to vote in a manner consistent with their fiduciary duties and (ii) the right of Motorola to vote its shares as it determines necessary with respect to issues that conflict with Motorola's corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of the shares of Class A Common Stock held by Motorola.

     Concurrently with the execution of the McCaw Securities Purchase Agreement, Nextel entered into a Management Support Agreement (the "Support Agreement") with Eagle River, Inc. ("Eagle River"), an affiliate of the McCaw Investor which also is controlled by Mr. McCaw, pursuant to which Eagle River will provide management and consulting services to Nextel, the Nextel Board and the Operations Committee from time to time as requested. In consideration of the services to be provided to Nextel under the Support Agreement, Nextel entered into an Incentive Option Agreement (the "McCaw Incentive Option Agreement") concurrent with the execution of the McCaw Securities Purchase Agreement granting to Eagle River the Incentive Option to purchase an aggregate of 1,000,000 shares of Class A Common Stock at an exercise price of $12.25 per share, with such option vesting over a five-year period beginning April 4, 1997, with full vesting on April 4, 2000.

     In connection with the McCaw Transaction, Nextel submitted certain purchase orders for Motorola-manufactured Digital Mobile network system infrastructure equipment and confirmed its anticipated infrastructure equipment purchase commitments for calendar year 1995. Nextel and Motorola also entered into the Second Equipment Agreement Amendment pursuant to which, among other things, (1) Motorola agreed to use its best efforts to develop Reconfigured iDEN, (2) Motorola agreed to more favorable infrastructure and subscriber unit pricing for Nextel, (3) Motorola agreed to certain performance benchmarks both for iDEN and Reconfigured iDEN in the areas of voice quality, delay and system access and reliability which, if not met, will result in credits by Motorola against Nextel's invoiced costs with respect to equipment shipments, (4) Nextel agreed, subject to certain conditions, to purchase and implement Reconfigured iDEN when and as it is made available by Motorola, (5) Motorola agreed to negotiate to enter into licenses with at least one alternative manufacturer of infrastructure equipment to permit the manufacture and sale of iDEN compatible infrastructure equipment, (6) Nextel agreed, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year and (7) Nextel agreed to certain limitations on changing the technology deployed on its SMR channels, including an agreement not to effect such a change prior to October 1, 1997 without Motorola's consent.

     MOTOROLA. On July 28, 1995, Nextel consummated the Motorola Transaction pursuant to the Agreement and Plan of Contribution and Merger, dated August 4, 1994, as amended, by and among Nextel, Motorola, ESMR and ESMR Sub, Inc. (the "Motorola Agreement"). Pursuant to the Motorola Transaction, Nextel effectively acquired all of Motorola's 800 MHz SMR licenses in the continental United States (the "Motorola SMR Business"), in exchange for 59,500,000 shares of Nextel common stock (comprised of 41,670,000 shares of Class A Common Stock and 17,830,000 shares of Nextel's Class B Non-Voting Common Stock, par value $.001 per share ("Class B Common Stock")). Pursuant to the Motorola Agreement, Motorola currently has the right to nominate two persons for election as members of the Nextel Board; although, to date, Motorola has exercised such right only with respect to one director. Also, in connection with the Motorola Transaction, Nextel entered into an agreement for the purchase of Motorola infrastructure equipment for certain of Nextel's Digital Mobile networks, and Motorola agreed to provide additional new vendor financing (which agreements have been subsequently replaced by the Vendor Credit Facility). The agreements relating to the Motorola Transaction also include certain provisions concerning Nextel's choice of technology deployment, the licensing of additional equipment manufacturers and the selection of strategic equity investors, as well as transactions involving Motorola Canada Limited ("Motorola Canada") and Clearnet, including the purchase by Nextel of a portion of Motorola Canada's equity interest in Clearnet in exchange for 2,500,000 shares of Class A Common Stock, which was consummated effective as of October 19, 1994.

     In connection with the McCaw Transaction, Nextel submitted certain purchase orders for Motorola-manufactured Digital Mobile network system infrastructure equipment and confirmed its anticipated infrastructure equipment purchase commitments for calendar year 1995 and Nextel and Motorola entered into the Second Equipment Agreement Amendment, as described in "-- The McCaw Investor."

     On July 28, 1995, Motorola sold to the McCaw Investor 4,000,000 shares of Class A Common Stock at $12.25 per share and granted to the McCaw Investor options to purchase up to an additional 9,000,000 shares of Class A Common Stock over a six-year period ("McCaw Investor/Motorola Options"). The McCaw Investor/Motorola Options are exercisable for up to 2,000,000 shares of Class A Common Stock at $15.50 per share during the 30-day period following the second anniversary of the closing of the Motorola Transaction (the "Motorola First Tranche"), up to an additional 2,000,000 shares at $18.50 per share during the 30-day period following the fourth anniversary of the closing of the Motorola Transaction (the "Motorola Second Tranche") and up to 5,000,000 shares at $21.50 per share during the 30-day period following the sixth anniversary of the closing of the Motorola Transaction (the "Motorola Third Tranche"). In the event the Motorola First Tranche is not fully exercised, the number of shares purchasable in the Motorola Second Tranche will be reduced on a share-for-share basis. In the event the Motorola Second Tranche is exercised for only a portion of the shares covered thereby, the number of shares purchasable in the Motorola Third Tranche will be reduced to the percentage of the Motorola Second Tranche actually purchased. In addition, Motorola has granted to the McCaw Investor a right of first offer or a right of first refusal to purchase shares of Class A Common Stock that are owned by Motorola.

REGULATION

     The licensing, operation, acquisition and sale of Nextel's SMR businesses are regulated by the FCC. FCC regulations have undergone significant changes during the last three years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") and the Telecommunications Act of 1996 ("TCA '96").

     With regard to the licensing of Nextel's Digital Mobile networks, Nextel subsidiaries currently hold FCC licenses to use SMR radio channels in each of their markets. Unlike other Commercial Mobile Radio Services ("CMRS") licenses, i.e., cellular and PCS, which are granted on a geographic-area basis (e.g., Major Trading Area, Metropolitan Statistical Area), SMR licenses are granted on a site-by-site basis, requiring that Nextel obtain hundreds of licenses to construct and operate its SMR systems. In addition, each of these SMR station licenses generally must be a minimum of 70 miles away from all non-affiliated SMR base stations operating on the same SMR frequencies and must be constructed and operational within one year of grant or the licenses will cancel automatically.

     As is true for cellular service and PCS system operators, the interconnection of subscriber units with the public switched telephone network requires Nextel to obtain certain exchange and inter-exchange services from telephone companies and certain common carriers. Also, like cellular service and PCS system operators, Nextel is permitted to profit from the resale of certain services or facilities purchased from common carriers, such as local and long distance service.

     On December 15, 1995, the FCC released new 800 MHz SMR licensing rules intended to address this licensing disparity among SMRs and other CMRS providers. The new rules provide for the auction of geographic-area based SMR licenses in the top 200 SMR channels on an Economic Area ("EA") basis. The 200 channels are proposed to be auctioned in blocks of 120 channels, 60 channels and 20 channels in an auction that the FCC has announced will occur in 1997. Once an upper 200-channel EA license is obtained, the licensee will have the authority to construct, operate and modify its systems within the licensed geographic area without first obtaining FCC approval. To ensure proper construction and use of the spectrum, EA licensees will be required to provide services to one-third of the population within two years, and two-thirds of the population within five years using approximately 50% of the EA licensee's channels. Failure to meet these build out requirements will result in loss of the EA license.

     Because the upper 200 channels in the 800 MHz SMR service are currently licensed to existing SMR providers, an EA licensee will have the authority to relocate incumbents within the EA to the lower 230 SMR channels. Consequently, Nextel may be subject to relocation in an EA for which it currently holds licenses but fails to obtain the EA geographic-area license. Any incumbent not relocated out of the EA licensed area must be provided co-channel protection by the EA licensee, and will be permitted to make only those system modifications that do not expand their current interference contour. The incumbent licensees will also be provided an opportunity to convert their current site-by-site licenses to a single license encompassing their existing authorized service area contours.

     In addition to promulgating new rules for the upper 200 800 MHz SMR channels, the FCC proposed on December 15, 1995 to license the lower 230 SMR channels on an EA basis. The FCC has proposed to auction the lower channels as an "entrepreneur block," thus limiting auction participation to small businesses which would likely exclude Nextel from eligibility to bid on the lower channels. The FCC proposal would not permit lower EA licensees to relocate incumbents.

     Nextel has filed comments and reply comments on the lower channel auction proposal, and has proffered a consensus proposal with SMR WON (a trade association of small business SMR operators), the American Mobile Telecommunications Association, and the Personal Communications Industry Association which, among other things, opposes an "entrepreneur" auction for the lower channels, and would allow lower channel incumbents, including those that have been relocated from the upper 200 channels, to enter into partnerships, consortia, buyouts or other arrangements to determine who would be licensed on each of the lower 230 channels in each EA. Any channel that incumbents cannot settle, i.e., those channels that continue to have more than one licensee in an EA, would be auctioned by the FCC. The FCC is considering this consensus proposal and has indicated that it will issue final rules on the lower channels in early 1997. As soon as these rules are finalized, the FCC can proceed with both of the 800 MHz SMR auctions.

     In August 1994, when the FCC first began its consideration of geographic-area licensing for 800 MHz SMRs, all 800 MHz SMR licensing was frozen
(1) due to a large backlog of SMR applications and (2) in an effort to stabilize the 800 MHz SMR landscape to prepare for new geographic-area licensing. In the spring of 1996, the FCC was able to process all of the backlogged applications, resulting in a number of license grants to Nextel. Many of these grants were the subject of petitions for reconsideration, but Nextel has retained a large number of these granted licenses, which will enable further implementation of Nextel's Digital Mobile network.

     At the same time it suspended all 800 MHz SMR licensing, the FCC established a waiver process whereby parties could obtain new licenses if they could show that their application (i) affects only channels on which the applicant is already permanently licensed and (ii) affects coverage only within the applicant's geographic area. Nextel and other SMR licensees subsequently filed numerous applications pursuant to this waiver process, and have continued to pursue FCC grant of these applications. On October 23, 1996, the Chief of the Wireless Telecommunications Bureau released an order directing the FCC's Licensing Division to process the waiver applications. On February 6 and 7, 1997, Nextel was granted nearly all of its waiver applications.

     Among other regulatory changes being imposed by the FCC on Nextel are a 45 MHz CMRS spectrum cap, thus limiting the amount of CMRS, e.g., cellular, PCS, and SMR, spectrum any single provider can hold. No more than 10 MHz of SMR spectrum can be attributed to one entity, however. Cellular licensees and wireline companies have been granted the authority to participate in dispatch and SMR services, respectively. The FCC also has required Nextel to permit its services to be resold, to permit manual roaming by users with technically compatible equipment, to provide enhanced 911 services by April 1998, and to offer local telephone number portability by the end of 1998. Nextel also is subject to limitations on foreign investment as set forth in the Communications Act of 1934, as amended.

     Future changes in regulation or legislation affecting Digital Mobile network service and the recent allocation of additional CMRS spectrum by Congress and the FCC could materially adversely affect Nextel's business.

EMPLOYEES

     At December 31, 1996, the Company had approximately 3,600 full-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

RISK FACTORS

     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. Those that the Company regards currently as among the most significant are summarized below. See also
"-- Forward-Looking Statements."

     RISKS OF IMPLEMENTATION OF DIGITAL MOBILE NETWORKS. The implementation of Digital Mobile networks involves systems design, site procurement, construction, electronics installation, receipt of necessary FCC and other regulatory approvals, channel recovery and initial systems optimization prior to commencing commercial service. Each stage can take from several weeks to several months and involves various risks and contingencies, the outcome of which cannot be predicted. There can be no assurance that Nextel will be able to implement Digital Mobile networks in any particular market in accordance with its current plans and schedules. See "-- Forward-Looking Statements."

     IMPLEMENTATION OF DIGITAL MOBILE NETWORKS SUBJECT TO RISKS OF DEVELOPING TECHNOLOGY. The use of six-time and three-time slot TDMA technology in combination with Nextel's re-use of its licensed frequencies in a cellular-type system design permits Nextel to utilize its current holdings of spectrum more efficiently. Efficient utilization of spectrum is an important objective generally because less spectrum is available in the SMR band than is or will be licensed to each cellular and certain PCS operators in each market. Although Nextel believes that TDMA technology, on balance, is superior to analog technology that is used in traditional SMR systems, the use of digital technology in general, and the six-time slot TDMA version of first generation iDEN in particular, as each is currently deployed, involves certain performance trade-offs, for example, in various characteristics affecting voice quality and fidelity. See "Nextel's Digital Mobile Networks -- Digital Mobile Network Technology," "-- Customer Acceptance Considerations" and "-- Experience with First Generation iDEN System Implementation."

     In the future, a digital transmission technology other than TDMA may gain acceptance sufficient to adversely affect the resources devoted by third parties to developing or improving TDMA-based technologies. In addition, existing digital cellular technology formats including cellular TDMA cannot currently be utilized on Nextel's present SMR spectrum holdings. Accordingly, if any improvements were to be made to such currently existing digital cellular technology formats, the prospect of achievement of parallel improvements in the TDMA-based iDEN technology presently utilized by Nextel is not certain. Any difference that may from time to time exist between the technology deployed in Nextel's Digital Mobile networks and competitive technologies then deployed by other wireless communications service providers, such as analog, CDMA, TDMA or other transmission technology formats that may be developed in the future, may affect customer acceptance of the services offered by Nextel. See
"-- Forward-Looking Statements."

     Customer acceptance of the services offered by Nextel will be affected not only by technology-based differences, but also by the operational performance and reliability of system transmissions on Nextel's Digital Mobile networks. As is frequently the case both in the development and implementation of new technologies and the offering of related services, Nextel has experienced difficulties and delays in the implementation of the first generation iDEN TDMA technology in its Digital Mobile networks. See "Nextel's Digital Mobile Networks -- Experience with First Generation iDEN System Implementation."

     Motorola has advised Nextel that it contemplates continuing to install software upgrades and Nextel anticipates it will continue to advise and consult with Motorola concerning potential measures that could be taken to address any issues concerning system performance issues and/or expressed customer satisfaction levels as revealed by Nextel's continuing system testing and customer surveys. To date, Nextel's experience has been derived mainly based on customers in its markets employing the first generation iDEN technology, who are primarily oriented to the two-way dispatch service, and such experience should not necessarily be regarded as an accurate predictor of Nextel's experience in the future, particularly as Nextel continues to implement its planned nationwide roll-out of the Reconfigured iDEN technology and as Nextel's customer base expands beyond such group of initial customers. Any inability to address and resolve satisfactorily performance issues that affect customer acceptance of Digital Mobile network service could delay or adversely affect the successful commercialization of the Digital Mobile networks and could adversely affect the business and financial prospects of Nextel. If Nextel for any reason is unable to implement Digital Mobile networks and provide service to its target customers that is competitive with the services of other wireless communications providers, Nextel would be unable, utilizing its existing analog SMR networks, to provide mobile telephone services comparable to those provided by other wireless communications services providers or to achieve significant further subscriber growth. See "-- Forward-Looking Statements."

     Nextel anticipates that there will be an ongoing focus on systems and technology optimization activities directed at achieving improvements in the overall performance of the Digital Mobile networks. and that such technology optimization activities will be a continuing component of normal Digital Mobile network operation, and the satisfactory resolution of certain system performance issues in a particular market or at a particular stage of operation will not necessarily preclude the need to address those issues again, for example, as a result of a significant increase in the number of subscribers using the Digital Mobile networks. and future upgrades or modifications to the Digital Mobile networks may have unexpected adverse effects on performance issues previously addressed and resolved. Each of Nextel and Motorola believes, however, that a large portion of the hardware and software adjustments developed in the course of system development and technology optimization activities to address particular issues, and the resulting system performance improvements realized, should be applicable to similar issues in different markets. Nevertheless, as is often the case in the deployment of wireless communications networks, it should be expected that there will be market-specific characteristics, such as local terrain, topography, the number of licensed frequencies, the utilization of adjacent radio frequencies and other factors, that will require customized optimization activities to address related system performance issues successfully. See "-- Forward-Looking Statements."

     Pursuant to the Second Equipment Agreement Amendment, Motorola agreed to use its best efforts to develop, and Nextel agreed to implement when developed, the Reconfigured iDEN technology. Although the Reconfigured iDEN development and deployment activities to date have proceeded in a timely and satisfactory manner, no assurance can be given that any further modifications or to the Reconfigured iDEN technology will be developed successfully, or on the currently anticipated time schedule, or that any such modifications or enhancements, if developed, would be deployed in Nextel's Digital Mobile networks or, if deployed, would perform successfully or would satisfy customer requirements, or that Nextel's mobile telephone services utilizing the Reconfigured iDEN technology would continue to be regarded as competitive in the wireless communications services markets as such markets currently exist and as they are expected to develop in the future. See "-- Forward-Looking Statements."

     NEXTEL TO REQUIRE ADDITIONAL FINANCING. Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks (including the anticipated conversion of its existing Digital Mobile networks to utilize the Reconfigured iDEN technology platform), operating expenses relating both to the Digital Mobile networks and to Nextel's analog SMR networks, potential acquisitions (including the acquisition of rights to spectrum through the contemplated 800 MHz spectrum auction process) and corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years. During fiscal year 1996, Nextel's average monthly cash utilization rate for investing activities (principally attributable to capital expenditures for the build-out of the Digital Mobile networks) was approximately $33,390,000, and its average monthly operating losses (exclusive of non-cash items) were approximately $20,400,000. Such average monthly amounts are not necessarily representative of Nextel's anticipated experience in such areas and would be expected to increase during 1997 and 1998 in connection with the deployment of the Reconfigured iDEN technology platform, particularly if the Company is able and decides to implement the Revised Business Plan. During the ongoing start-up phase of its Digital Mobile networks, Nextel expects that it will need to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses. Nextel's aggregate cash, cash equivalents and marketable securities at December 31, 1996 totaled approximately $144,693,000.

     At December 31, 1996, Nextel had drawn approximately $590,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $1,065,000,000 available for borrowing under such facility, and had drawn $150,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of approximately $195,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The Bank Credit Agreement contemplates that the Company, with the consent of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement, may borrow up to an additional $250,000,000 (subject to certain limitations) under the Bank Credit Facility (the "Additional Bank Borrowings"). The Bank Credit Agreement also contemplates that borrowings under the Vendor Credit Facility may be increased by up to $50,000,000 (subject to certain limitations) (the "Additional Vendor Borrowings"). See "Post Fiscal Year-End Transactions and Developments -- Consent Solicitation."

     Nextel is currently taking steps to obtain additional sources of funding in addition to the amounts currently available under the Bank and Vendor Credit Facilities, including the Additional Bank Borrowings and Additional Vendor Borrowings. Availability of the Additional Bank Borrowings is subject, among other things, to the approval of a majority of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement. There are currently no legally binding agreements or understandings with any lenders with respect to the terms (other than the provisions contained in the Bank Credit Agreement and the Vendor Credit Agreement that would permit such additional borrowing with majority approval of the lenders thereunder) on which such Additional Bank Borrowings may be made available. Nextel has also reached an understanding with Motorola concerning the terms on which Motorola would make the $50,000,000 in Additional Vendor Borrowings available and the terms on which Motorola would make additional secured equipment financing available. See "Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements."

     Nextel believes that is has sufficient funds currently available pursuant to the Bank and Vendor Credit Facilities currently in place (but excluding any amounts that would be available to it through the Additional Bank Borrowings, the Additional Vendor Borrowings, the Second Secured Borrowings and the Senior Secured Borrowings the availability of each of which is subject to certain conditions, including those described herein) and pursuant to the assumed exercise of the currently outstanding warrants and options to acquire shares of Class A Common Stock described below, to meet its cash needs for the remainder of 1997 and into early 1998, based on continuation of its first stage nationwide Digital Mobile networks build out approach consistent with its Existing Business Plan, in light of its current (and currently committed) business and investment activities and assuming a conservative ramp up in Digital Mobile systems subscriber growth. To fully complete its first stage nationwide Digital Mobile networks build out in 1998 as envisioned in the Existing Business Plan, and to adopt and implement the Revised Business Plan, Nextel would need to obtain additional amounts of debt or equity financing beyond that available under the Bank and Vendor Facilities currently in place (excluding amounts constituting Additional Bank Borrowings, Additional Vendor Borrowings, Second Secured Borrowings and Senior Secured Borrowings) and equity proceeds of $232,500,000 associated with an assumed exercise in full of certain options held by the McCaw Investor (discussed below). The additional financing that would be required to carry out the Existing Business Plan activities through 1998 would primarily consist of equity or debt funding to substitute for the proceeds that would have been received upon an exercise in full of the warrants for 25,000,000 shares of Class A Common Stock previously held by Comcast FCI. To the extent such additional financing were in the form of debt rather than equity, it is likely that changes to the terms of the Nextel Indentures would be required to permit the Company the needed flexibility to incur such debt. See "Post Fiscal Year-End Transactions and Developments -- Consent Solicitation" and

"-- Nextel/Motorola Agreements." See also "-- Forward-Looking Statements." Significant additional financing would be required to adopt and implement the Revised Business Plan. As indicated above under "Post Fiscal Year-End Transactions and Developments," the Company is currently investigating and taking a variety of actions directed to obtain access to significant additional amounts of debt financing. However, assuming (i) that the Company obtains the relief it is seeking from the holders of the Nextel Notes, especially the changes in the provisions of the Nextel Indentures that relate to "Permitted Debt," and (ii) that the Company secures access to all of the available funds under the existing Bank and Vendor Credit Facility, and is able to structure satisfactory arrangements to make the additional $200,000,000 in Second Secured Borrowings from Motorola available (including obtaining access to the $250,000,000 in Additional Bank Borrowings and to the $50,000,000 in Additional Vendor Borrowings), the Company estimates that it would have sufficient financing available to meet its cash needs through 1998 and completion of the Existing Business Plan. The Company estimates that approximately an additional $500,000,000 in financing would be required to meet the Company's anticipated cash needs through 1998, assuming implementation and completion of the Revised Business Plan. See "Revised Business Plan." In all of such financing scenarios, Nextel has assumed that all of the funds currently available pursuant to the Bank and Vendor Credit Facilities may be borrowed thereunder and that certain currently outstanding warrants and options to acquire shares of Class A Common Stock described below will be exercised in full before their respective currently scheduled expiration dates. See "-- Forward-Looking Statements."

     Other than the arrangements summarized under "Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements," which are subject to a number of conditions, there are currently no commitments or understandings with third parties to obtain funding required to meet such funding shortfall. Moreover, there can be no assurance that the Additional Bank Borrowings, Additional Vendor Borrowings or Second Secured Borrowings will be available or that the outstanding warrants and options will be exercised. Both the Bank and Vendor Credit Facilities and the Nextel Indentures contain provisions that operate to limit the amount of borrowings that may be incurred by the Company. The Company intends to seek the consent of the holders of the Nextel Notes to certain amendments to the Nextel Indentures that would, among other things, permit the Company to incur additional indebtedness to meet the funding requirements associated with completion of its Existing Business Plan and implementation of its Revised Business Plan. See "Post Fiscal Year-End Transactions and Developments -- Consent Solicitation." In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of Nextel's capital expenditures and operating losses, and the market price of the Class A Common Stock. See "-- Forward-Looking Statements."

     Nextel currently is aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but Nextel cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the timing of the anticipated 800 MHz spectrum auction process, and the amounts required to be bid to acquire any or all of the available spectrum blocks in the major metropolitan market areas where Nextel currently operates, or currently plans to operate, its Digital Mobile network and the amounts that may be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks that may be acquired by Nextel in the 800 MHz spectrum auction process; (ii) the uncertainty with respect to the success and/or timing of the continuing development and deployment activities relating to the Reconfigured iDEN technology format and, assuming successful and timely completion of such efforts, the uncertainty with respect to the successful commercial introduction and customer acceptance of Nextel's Digital Mobile services in new market areas using such technology; (iii) the potential commercial opportunities and risks associated with implementation of Nextel's Revised Business Plan and (iv) the net impact on Nextel's capital budget of certain developments currently expected to increase capital needs (e.g., the additional capital needed if Nextel acquires for cash additional spectrum in certain markets to increase the capacity and/or efficiency of Nextel's operating Digital Mobile networks in such markets, the additional capital needed for more extensive construction of Digital Mobile networks in additional market areas acquired or that may be acquired by Nextel in the future and in connection with the conversion of existing Digital

Mobile networks to the Reconfigured iDEN technology format, the expenditures associated with analog SMR station construction requirements under the currently effective FCC 800 MHz channel licensing approach) that may be offset (whether wholly or partially) by other developments anticipated to (or to have the potential to) reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in the relevant markets, reductions in infrastructure and subscriber unit prices obtained from Motorola pursuant to the Second Equipment Agreement Amendment and the 1997-1998 Agreement, alternative and more economical means for increasing system capacity, other than constructing additional cell sites and/or installing additional base radios, such as use of so-called "smart antennas," mini-cells and software-driven and/or system design performance enhancements). Many of the foregoing involve elements wholly or partly beyond Nextel's control or influence. See "-- Forward-Looking Statements."

     Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). Finally, Nextel could obtain significant additional funds in connection with the exercise of outstanding warrants and options, and the amount and timing of receipt of such funds also would play a role in Nextel's determinations concerning the need for or attractiveness of other potentially available sources of financing. As Nextel has disclosed previously, full exercise of the options granted to the McCaw Investor at the July 1995 closing of the McCaw Transaction would result in the receipt by Nextel of approximately $232,500,000, $277,500,000 and $107,500,000 of additional funds prior to July 29 in the years 1997, 1999 and 2001, respectively, and full exercise of the warrants initially issued to Motorola for 3,000,000 shares of Class A Common Stock would result in the receipt by Nextel of approximately $45,000,000 in additional funds ($32,100,000 of which would be received in 1999 and substantially all of the remainder of which would be received prior to 2001). Finally, proceeds from the exercise by the McCaw Investor of its anti-dilutive rights to acquire additional Nextel equity in connection with certain issuances by Nextel of its capital stock and proceeds from the exercise of other warrants and options currently outstanding and held by third parties, including options granted pursuant to the Nextel Amended and Restated Incentive Equity Plan (including its predecessor plans) and the Nextel Associates Stock Purchase Plan, may provide other available sources of funding.

     The foregoing discussion concerning potential exercise of various third party rights to acquire shares of Class A Common Stock is subject to the qualification that no assurance can be given that any of such rights will be exercised or, if exercised, that the contemplated investment will in fact be consummated. In the case of the Bank Credit Facility and the Vendor Credit Facility (or the Additional Bank Borrowing and/or any of the additional borrowings contemplated by the Additional Motorola Financing, if structured successfully), there can be no assurance that the conditions to access such facilities will be met. To the extent any of the aforementioned proceeds from option and warrant exercises or financing arrangements are not available when required, it will be necessary for Nextel to obtain alternate sources of financing to meet its anticipated funding needs.

     Nextel has had and may in the future have discussions with other parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. Pursuant to the Motorola Transaction, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent, which may make securing equity investments more difficult. Motorola consented with respect to the grant of superior governance rights by Nextel in connection with the McCaw Transaction. The ability of Nextel to incur additional indebtedness (including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement and/or under the Vendor Credit Facility) is and will be limited by the terms of the Nextel Indentures, the Bank Credit Agreement and the Vendor Credit Agreement. The Bank Credit Agreement and the Vendor Credit Agreement also require Nextel and its relevant subsidiaries at specified times to satisfy certain financial covenants or ratios including certain covenants and ratios specifically related to leverage.

     At present, other than the existing equity or debt financing arrangements that have been consummated and/or disclosed, Nextel has no commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. Moreover, no assurances can be made that Nextel will be able to obtain any such additional financing in the amounts or at the times such financing may be required, or that, if obtained, any such financing would be on acceptable terms. Nextel also anticipates that it will continue to experience significant net losses during the ongoing start up phase of the Digital Mobile networks over the next several years. Accordingly, there can be no assurances as to whether or when the operations of Nextel will become profitable. As a result of Nextel's anticipated continuing losses, the uncertainty regarding the exercise of options and warrants, the availability of financing under the Bank and Vendor Credit Facilities and the impact of Reconfigured iDEN technology and other matters discussed above, there can be no assurance that Nextel will be able to obtain adequate capital to implement the nationwide build-out of its Digital Mobile networks in accordance with either the Existing Business Plan or the Revised Business Plan. See "-- Forward-Looking Statements."

     SUCCESS OF NEXTEL IS DEPENDENT ON ITS ABILITY TO COMPETE. Nextel's success depends on its Digital Mobile networks' ability to compete with other wireless communications systems in each relevant market and its ability to successfully market integrated wireless communication services. Nextel is continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly its existing analog SMR subscribers and other business users, including current users of multiple wireless communications services and those new users who may be attracted to the combination of services made possible by its Digital Mobile networks. See "Nextel's Digital Mobile Networks -- Competition" and "-- Marketing."

     Following implementation of its Digital Mobile networks and completion of related system optimization activities, the Company's Digital Mobile networks will compete with established and future wireless communications operators in its efforts to attract customers, dealers and possibly resellers to its services in each of the markets in which it operates a Digital Mobile network. The Company believes that following software upgrades and additional system optimization efforts and equipment and technology enhancements that occurred during 1996, and the commercial deployment of the Reconfigured iDEN technology, Nextel's Digital Mobile networks will have the capacity, functionality and quality of service necessary to be competitive with current wireless communications services in the markets in which the Company operates Digital Mobile networks. Nextel's ability to compete effectively with other wireless communications service providers, however, will depend on a number of factors, including the successful deployment of the Reconfigured iDEN technology platform in its market areas, the continued satisfactory performance of such technology, the establishment of roaming service among such market areas and the development of cost effective direct and indirect channels of distribution for its products and services. Although the Company has made significant progress in these areas to date, no assurance can be given that such objectives will be achieved. See "Risk Factors -- Forward-Looking Statements."

     While Nextel believes that the mobile telephone service provided on its Digital Mobile networks utilizing the Reconfigured iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications services providers in Nextel's market areas, there are (and will in certain cases continue to be) differences between the services provided by Nextel and by cellular and/or PCS system operators and the performance of their respective systems. As a result of these differences, there can be no assurance that services provided on Nextel's Digital Mobile networks will be competitive with those available from other providers of mobile telephone services. As part of its marketing strategy, Nextel will continue to emphasize the benefits to its customers of obtaining an integrated package of services consisting of mobile telephone service, two-way dispatch, alphanumeric short-messaging and paging services, and in the future, data transmission. Neither PCS system operators nor cellular operators currently provide such integrated services, but recent FCC rulings permit cellular operators to offer two-way dispatch services. If either PCS system or cellular operators do provide two-way dispatch services in the future, Nextel's competitive advantage from using such a marketing strategy may be impaired.

     Nextel currently offers its mobile telephone customers the ability to "roam" among Nextel's existing Digital Mobile network market areas, which as of December 31, 1996 represented coverage of approximately 50% of the United States population. Accordingly, Nextel will not be able to provide roaming service comparable to that currently available from cellular operators, which have roaming agreements covering each other's markets throughout the United States, unless and until a nationwide Digital Mobile networks build-out is substantially completed. Moreover, the cellular systems in each of Nextel's markets, as well as in the markets in which Nextel expects to provide services in the future, have been operational for a number of years, currently service a significant subscriber base and typically have significantly greater financial and other resources than those available to Nextel. As is true for cellular operators, the interconnection of subscriber units with the public switched telephone network requires Nextel to purchase certain exchange and inter-exchange services from telephone companies and certain other common carriers.

     Subscriber units on the Digital Mobile networks will not be compatible with cellular or PCS systems, and vice versa. This lack of interoperability may impede the Company's ability to attract cellular subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Nextel currently markets a multi-function subscriber unit that is (and is likely to remain) significantly more expensive than analog cellular handsets, and is (and is likely to remain) somewhat more expensive than digital cellular handsets, that do not incorporate a comparable multi-function capability. Accordingly, the prices expected to be charged to Nextel for the subscriber handsets to be used by Nextel's customers will be higher than those charged to operators for analog cellular handsets and may be higher than those charged to operators for digital cellular handsets. The Company's multi-function subscriber units, however, are competitively priced compared to multi-function (mobile telephone service and alphanumeric short-text messaging) digital cellular and PCS handsets. During the transition to digital technology, certain participants in the United States cellular industry are offering subscriber units with dual mode (analog and digital) compatibility. There can be no assurances that existing analog SMR customers will be willing to invest in new subscriber equipment necessary to migrate to the Digital Mobile networks. Moreover, because many of the cellular operators and certain of the PCS operators in Nextel's markets have substantially greater financial resources than Nextel, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by Nextel. Thus, Nextel's ability to compete based on the price of subscriber units will be limited. Nextel cannot predict the competitive effect that any of these factors, or any combination thereof, will have on Nextel. See "-- Forward-Looking Statements."

     Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than
21.5 MHz is available in the 800 MHz band to all SMR systems, including Nextel's systems, in those markets. The control of more spectrum gives cellular operators and such PCS licensees the potential for more system capacity, and, therefore, more subscribers, than SMR operators, including the Company. The Company believes that it generally has adequate spectrum to provide the capacity needed on its Digital Mobile networks for the foreseeable future. See
"-- Forward-Looking Statements."

     RELIANCE ON ONE PRINCIPAL SUPPLIER IN IMPLEMENTATION OF DIGITAL MOBILE NETWORKS. Pursuant to the Equipment Purchase Agreements between Nextel and Motorola, Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets. The Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile networks for the foreseeable future. The Equipment Purchase Agreements include a commitment from Nextel to purchase from Motorola a significant amount of system infrastructure equipment. Nextel has, among other things, agreed (subject to certain conditions) to purchase and install iDEN equipment during the four-year and six-year periods beginning on August 4, 1994 sufficient to cover 70% and 85%, respectively, of the United States population. In addition, subject to the applicable terms and conditions under the Second Equipment Agreement Amendment, Nextel has agreed to deploy Reconfigured iDEN technology and, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year. See "Nextel's Digital Mobile Networks -- Technology Commitments" and "-- Forward-Looking Statements." Such commitments are in addition to amounts purchased from Motorola or for which Nextel or companies acquired by Nextel had placed orders with Motorola prior to August 4, 1994, which orders have become obligations of Nextel. Nextel estimates that system infrastructure and other system capital costs to be incurred through 1998 to implement the Existing

Business Plan will be approximately $1.0 billion and that implementation of the Revised Business Plan would increase such costs by at least $450,000,000. See "-- Nextel to Require Additional Financing."

     The Second Equipment Agreement Amendment places certain limits on Nextel's ability to use other technologies as an alternative to iDEN. See "Nextel's Digital Mobile Networks -- Technology Commitments."

     It is expected that for the first few years of Digital Mobile network operations by Nextel, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber equipment that is compatible with Nextel's Digital Mobile networks. The Prior Equipment Agreement Amendment provides for the licensing by Motorola of interfaces relating to infrastructure and subscriber equipment and of additional manufacturers for subscriber equipment. In connection with the Second Equipment Agreement Amendment, Motorola further agreed to negotiate to enter into licenses with at least one alternative manufacturer of iDEN system infrastructure equipment. Currently, however, there are no arrangements in effect with any additional manufacturers to supply Nextel with alternative sources for either iDEN system infrastructure or subscriber equipment.

     NEXTEL'S PROSPECTS ARE DEPENDENT ON GOVERNMENTAL REGULATION. The licensing, operation, acquisition and sale of Nextel's SMR businesses are regulated by the FCC. FCC regulations have undergone significant changes during the last three years and continue to evolve as new FCC rules and regulations are adopted pursuant to OBRA '93 and TCA '96. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "-- Regulation." Future changes in regulation or legislation affecting Digital Mobile network service and Congress' and the FCC's recent allocation of additional CMRS spectrum by Congress and the FCC could materially adversely affect Nextel's business.

     NEXTEL'S ASSETS PRIMARILY CONSIST OF INTANGIBLE FCC LICENSES. Nextel's assets consist primarily of intangible assets, principally FCC licenses, the value of which will depend significantly upon the success of Nextel's business and the growth of the SMR and wireless communications industries in general. In the event of default on indebtedness or liquidation of Nextel, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations. Nextel had a negative net tangible book value of $1,268,000 as of December 31, 1996.

     NEXTEL SUSCEPTIBLE TO CONTROL BY SIGNIFICANT STOCKHOLDERS. Based on securities ownership information relating to Nextel as of March 21, 1997, and giving effect to the repurchase of the Option Agreement from Comcast FCI, the conversion of the outstanding shares of Nextel's preferred stock and Class B Common Stock and the exercise in full of (i) three separate options held by the McCaw Investor exercisable for periods of two, four and six years, respectively, from July 28, 1995, to acquire an aggregate of up to 35,000,000 shares of Class A Common Stock at exercise prices ranging from $15.50 to $21.50 per share (the "McCaw Options"), (ii) the option held by Eagle River, Inc., an affiliate of the McCaw Investor ("Eagle River"), to purchase an aggregate of 1,000,000 shares of Class A Common Stock at an exercise price of $12.25, which option vests over a five-year period from April 4, 1995 (the "Incentive Option"), (iii) the options granted on July 28, 1995 to the McCaw Investor by Motorola to purchase up to 9,000,000 shares of Class A Common Stock over a six-year period (the "McCaw Investor/Motorola Options"), and (iv) a warrant held by Motorola to purchase 2,700,000 shares of Class A Common Stock, the McCaw Investor would hold approximately 24.5% and Motorola would hold approximately 16.9% of the Class A Common Stock outstanding as of such date.

     In connection with the consummation of the McCaw Transaction and pursuant to the Securities Purchase Agreement dated as of April 4, 1995, as amended, among Nextel, the McCaw Investor and Mr. Craig O. McCaw (the "McCaw Securities Purchase Agreement"), the McCaw Investor has the right to designate not less than 25% of the Board of Directors of Nextel (the "Nextel Board"). Additionally, the McCaw Investor is entitled to have a majority of the members of the Operations Committee of the Nextel Board selected from the McCaw Investor's representatives on the Nextel Board. The Operations Committee has the authority to formulate key aspects of Nextel's business strategy, including decisions relating to the technology used by Nextel (subject to existing equipment purchase agreements), acquisitions, the creation and approval of operating and capital budgets and marketing and strategic plans, approval of financing plans, endorsement of nominees to the Nextel Board and committees thereof and nomination and oversight of certain executive officers. As a result, based upon the McCaw Investor's stock ownership position, as well as its ability to designate at least 25% of the members of the Nextel Board and control the Operations Committee, the McCaw Investor is in a position to exert significant influence over Nextel's affairs. The Nextel Board retains the authority to override actions taken or proposed to be taken by the Operations Committee, subject, in certain circumstances, to certain financial consequences. The creation and existence of the Operations Committee does not change the normal fiduciary duties of the Nextel Board, including fiduciary duties in connection with any proposal to override any action of or to terminate the Operations Committee, whether or not such action would give rise to such financial consequences. Although Motorola is entitled to nominate two directors to the Nextel Board, presently only one person designated by Motorola is a Nextel director. Pursuant to an amendment to the Motorola Agreement, dated as of April 4, 1995, by and among Nextel, Motorola and certain subsidiaries of Motorola (the "Motorola Amendment"), Motorola has agreed to support the decisions and recommendations of the Operations Committee and to vote the shares of Class A Common Stock held by it accordingly, subject to (1) the right of any Motorola-designated Nextel directors to vote in a manner consistent with their fiduciary duties and (2) the right of Motorola to vote its shares as it determines necessary with respect to issues that conflict with Motorola's corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of the shares of Class A Common Stock held by it.

     Based upon their respective ownership positions, if the McCaw Investor and Motorola chose to act together, such parties could have a sufficient voting interest in Nextel, among other things, to (1) exert effective control over the approval of amendments to Nextel's Restated Certificate of Incorporation, as amended (the "Nextel Charter"), mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote,
(2) defeat a takeover attempt, and (3) otherwise control whether particular matters are submitted for a vote of the stockholders of Nextel. Although Motorola has made certain commitments as described in the last sentence of the preceding paragraph, Nextel is not aware of any current agreements among the McCaw Investor and Motorola with respect to the ownership or voting of Class A Common Stock and neither of Motorola nor the McCaw Investor has indicated to Nextel that it has any present intention to seek to exercise such control. Pursuant to the McCaw Securities Purchase Agreement, the McCaw Investor has agreed that it will not vote for any nominee to the Nextel Board other than persons it is entitled to designate under the terms of the securities it owns or of the McCaw Securities Purchase Agreement. Upon request of Nextel, the McCaw Investor has also agreed to cause shares of Class A Common Stock, the voting of which is controlled by it or its affiliates, to be voted in a manner proportionate to the votes of other holders of Class A Common Stock in the election of directors so designated by the Nextel Board.

     Each of the McCaw Investor and Motorola has and (subject to the terms of applicable agreements between such parties and Nextel) may have an investment or interest in entities that provide wireless telecommunications services that could potentially compete with Nextel. Under the McCaw Securities Purchase Agreement, the McCaw Investor, Mr. McCaw and their Controlled Affiliates (as defined in the McCaw Securities Purchase Agreement) may not, for a period of time after consummation of the McCaw Transaction, participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America unless such opportunities have first been presented to and rejected by Nextel in accordance with the provisions of the McCaw Securities Purchase Agreement. Such limitation is subject to certain limited exceptions, including certain existing securities holdings and relationships (and expressly including Mr. McCaw's investment in AT&T resulting from AT&T's acquisition of McCaw Cellular Communications, Inc., which investment may not exceed 3% of the outstanding stock of AT&T). Such restrictions terminate on the later to occur of July 28, 2000 or one year after the termination of the Operations Committee.

     POTENTIAL DILUTION FROM PENDING AND FUTURE TRANSACTIONS. As indicated elsewhere herein, Nextel has commitments, and from time to time, may enter into additional commitments, to issue a substantial number of new shares of Class A Common Stock.

     As of March 1, 1997, there were approximately 267,550,000 shares of Class A Common Stock outstanding (assuming the conversion of the outstanding shares of Class B Common Stock and Nextel's preferred stock), on a primary, rather than a fully diluted, basis, and approximately 355,706,000 shares of Common Stock outstanding assuming the exercise of all options (including employee options, Motorola's warrant to purchase 2,700,000 shares, and the options to purchase an aggregate of 36,000,000 shares pursuant to the McCaw Options and the Incentive Option), warrants and other existing rights to acquire Class A Common Stock, outstanding on such date.

     On April 29, 1996, the Commission declared effective the Company's Registration Statement on Form S-4, covering 10,000,000 shares of Class A Common Stock, or warrants to acquire such shares, which contemplates issuances from time to time on a "shelf" basis in accordance with Rule 415(a)(1)(viii) promulgated under the Securities Act in connection with acquisitions of other businesses, properties or securities in business combination transactions. As of the date hereof, the Company has not issued any of such Class A Common Stock or warrants. Additionally, on April 29, 1996, the Commission declared effective the Company's Registration Statement on Form S-3, covering 8,848,469 shares of Class A Common Stock, which was filed by Nextel on behalf of Comcast and Comcast FCI in satisfaction of the Company's obligations pursuant to the registration rights of Comcast and Comcast FCI. According to the most recent amendment to the
Schedule 13D of Comcast filed on October 1, 1996, Comcast and Comcast FCI have sold an aggregate of 5,570,000 of such shares of Class A Common Stock pursuant to brokerage transactions.

     Pursuant to the McCaw Securities Purchase Agreement, the McCaw Investor was granted anti-dilutive rights with respect to certain Nextel share issuances. In connection with the issuance of Class A Common Stock by Nextel in connection with an acquisition, the McCaw Investor exercised its anti-dilutive rights, which resulted in the sale of 373,846 treasury shares of Class A Common Stock to the McCaw Investor on November 26, 1996. The McCaw Investor has the right to acquire additional shares of Class A Common Stock as a result of future issuances of shares of Class A Common Stock. An increase in the number of shares of Class A Common Stock that will become available for sale in the public market may adversely affect the market price of Class A Common Stock and could impair Nextel's ability to raise additional capital through the sale of its equity securities.

     POTENTIAL CONFLICT OF INTEREST RELATIONSHIP WITH MOTOROLA. Motorola and its affiliates have and currently are engaged in wireless communications businesses, and may in the future engage in additional such businesses, which are or may be competitive with some or all of the services offered by Nextel's Digital Mobile networks, although the Motorola Land Mobile Products Sector ("Motorola LMPS") may not, prior to July 28, 1998, make use (with certain limited exceptions) of the customer lists conveyed by Motorola to ESMR in connection with the Motorola Transaction to solicit subscribers for any 800 MHz SMR commercial mobile voice business owned or managed by Motorola LMPS in the continental United States. Pursuant to the Second Equipment Agreement Amendment, Motorola has agreed that from the date thereof until eighteen months after certain development targets for Reconfigured iDEN technology have been achieved, Motorola LMPS will not solicit other iDEN customers and neither Motorola LMPS nor Motorola's credit corporation subsidiary will make any equity investment in, or provide equipment/vendor financing to, certain iDEN customers with respect to purchases of iDEN equipment.

     In light of the competitive posture of Motorola, Nextel and Motorola have agreed that any information relating to Nextel's business plans and projections will be used by Motorola only for purposes of ensuring compliance with Nextel's obligations under the various equipment purchase agreements and financing agreements between Nextel and Motorola. Motorola has designated one director to the Nextel Board and, hence, such director has access to Nextel's business plans subject to certain confidentiality restrictions.

     Although Nextel believes that its equipment purchase and financing relationship with Motorola has been structured to reflect the realities of purchasing and borrowing from a competitor, there can be no assurance that the potential conflict of interest will not adversely affect Nextel in the future. Moreover, Motorola's role as a significant stockholder of Nextel, in addition to its role as a major creditor and supplier, also creates potential conflicts of interest, particularly with regard to significant transactions.

     CONCERNS ABOUT MOBILE COMMUNICATIONS HEALTH RISK MAY AFFECT PROSPECTS OF NEXTEL. Allegations have been made, but not proven, that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. Studies performed by wireless telephone equipment manufacturers have rebutted these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. The actual or perceived risk of mobile communications devices could adversely affect Nextel through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

     FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's systems deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to Digital Mobile system performance, the successful nationwide deployment of the Reconfigured iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, access to sufficient debt or equity capital to meet Nextel's operating and financing needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

ITEM 2.  PROPERTIES

     The Company leases its principal executive and administrative office, which is located at 1505 Farm Credit Drive, in McLean, Virginia, comprising approximately 80,400 square feet, for an initial term of 10 years, expiring August 14, 2006, with two five-year renewal options. The Company also leases for certain administrative operations approximately 110,000 square feet of office space in Denver, Colorado under a lease expiring in 2004, approximately 95,600 square feet of office space in Norcross, Georgia under a lease expiring in 2005 and approximately 58,170 square feet in Rutherford, New Jersey under a lease expiring in April 2001. The Company also leases office facilities for sales, maintenance and administrative operations in its markets. There are approximately 100 office leases in effect at December 31, 1996 with terms ranging from 1 to 10 years (not including extensions related to the exercise of renewal options).

     The Company leases antenna sites for the transmission of its radio service which are located, in the case of its analog SMR operations, primarily on either building tops or mountain tops and in the case of its Digital Mobile networks operations, on towers, generally at heights ranging from 150 to 300 feet above the ground. The terms on approximately 97% of the leases range from month-to-month to 20 years. As of December 31, 1996, the Company had approximately 2,500 site leases for its analog SMR business and approximately 2,800 constructed sites at leased locations for its Digital Mobile networks. The Company also owns properties and transmission towers where management considers it is in the best interest of the Company to do so. See "Business -- Nextel's Digital Mobile Networks -- System Construction and Suppliers" for a discussion of factors relevant to additional equipment, transmission and antenna sites that will need to be procured and constructed in connection with the implementation of the Company's Digital Mobile networks in the designated markets.

ITEM 3.  LEGAL PROCEEDINGS

     On July 10, 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which is being pursued as a class action, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, plaintiffs claim that such damages resulted from defendants' certain alleged false and misleading statements made by defendants regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile networks. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them.

     On September 19, 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice Chairman and former Chairman of the Board, Morgan O'Brien, in the late 1970's and early 1980's prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. Nextel has filed counterclaims against Mr. Dascal and has also filed third-party claims against Tel Air Network, Inc. and Knight-Ridder, Inc. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. On September 13, 1994, the Board of Directors determined that Morgan O'Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter.

     Nextel was also named as a defendant in the case titled Angelo Mesiero, William Schiemann and Dennis Donnegan v. American Mobile Systems, Inc., Richard Somers, William Wedum, Gary Howard and Nextel Communications, Inc. filed in the Court of Chancery, New Castle County, Delaware on September 9, 1994. This lawsuit, which is being pursued as a class action, seeks declaratory and injunctive relief and damages based upon the defendants' alleged breach of their respective alleged fiduciary duties. Specifically, plaintiffs allege that Nextel, based on the relationships created by the stock purchase agreement entered into in connection with the AMS Transaction, owed a fiduciary duty to the stockholders of AMS that was alleged to have been breached in connection with the negotiation of a proposed merger with AMS. Nextel expects that all relevant parties will enter into a stipulation agreeing to a dismissal of this lawsuit without prejudice.

     Unless otherwise indicated, the relevant plaintiffs have not specified amounts of damages being sought. Given Nextel's assessment of the claims asserted against it in each such lawsuit, and in other non-material pending or threatened litigation (including litigation incidental to the conduct of its business), Nextel does not believe that such lawsuits, individually or in the aggregate, will have a material adverse effect on Nextel's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the period commencing October 1, 1996 and concluding December 31, 1996, which is the final quarter covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following section provides certain information regarding those persons serving as executive officers of the Company as of March 15, 1997. All of such executive officers were most recently elected to their present officer positions by action of the Board of Directors of Nextel. There is no family relationship between any of the executive officers of the Company, or between any of such officers and any of the Directors of the Company. Officers of the Company are elected to serve until their successors have been elected.

     DANIEL F. AKERSON. (48) Mr. Akerson has served as Chairman of the Board and Chief Executive Officer since joining the Company on March 6, 1996. From 1993 until March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm ("Forstmann Little"). While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of chairman of the board and chief executive officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including president and chief operating officer. Mr. Akerson serves as a director of American Express Company and as Chairman of the Board of McCaw International.

     MORGAN E. O'BRIEN. (52) Mr. O'Brien has served as a director of the Company since co-founding the Company in 1987. Since March 1996, Mr. O'Brien has served as a Vice Chairman of the Nextel Board. From 1987 to March 5, 1996, Mr. O'Brien served as Chairman of the Nextel Board, and from 1987 to October 16, 1994, Mr. O'Brien also served as General Counsel of the Company. Mr. O'Brien was with the firm of Jones, Day, Reavis & Pogue, an international law firm, from January 1986 to January 1990, during which time he served as partner-in-charge of the firm's telecommunications section from January 1986 until co-founding the Company in 1987. Mr. O'Brien also served as a consultant to Jones, Day, Reavis & Pogue from January 1990 to October 1991. From June 1979 until April 1987, Mr. O'Brien was in private legal practice and represented major SMR operators in proceedings before the FCC. From October 1970 to June 1979, Mr. O'Brien served in a variety of legal and managerial positions with the FCC in the areas of private radio and radio common carrier administration. Mr. O'Brien serves on the Board of Directors of CTIA, a leading wireless communications trade association.

     TIMOTHY M. DONAHUE. (48) Mr. Donahue has served as President of the Company since joining the Company on February 1, 1996 and as a director of the Company since May 1996. On February 29, 1996, Mr. Donahue was elected to the additional position of Chief Operating Officer of the Company. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless, most recently regional president for the northeast.

     STEVEN M. SHINDLER. (34) Mr. Shindler has served as Senior Vice President and Chief Financial Officer since joining the Company in May 1996. Between 1987 and 1996, Mr. Shindler was an officer with The Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group.

     BARRY WEST. (51) Mr. West has served as Senior Vice President and Chief Technology Officer since joining the Company in March 1996. Mr. West served in various senior positions with British Telecom, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

     THOMAS KELLY. (49) Mr. Kelly joined the Company in April 1996 and serves as Senior Vice President of Marketing. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless Services. Prior to joining AT&T, Mr. Kelly worked for 12 years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

     ROBERT S. FOOSANER. (54) Mr. Foosaner joined the Company in April 1992 and serves as Senior Vice President of Government Affairs. Prior to joining the Company, Mr. Foosaner was a partner at the law firm of Jones, Day, Reavis & Pogue where he most recently served as head of the communications group. Before joining the law firm in November 1986, Mr. Foosaner held various positions at the FCC where he most recently served as Chief, Private Radio Bureau.

     KEITH D. GRINSTEIN. (36) Mr. Grinstein has served as President, Chief Executive Officer and as a director of McCaw International since January 1996. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless. Mr. Grinstein held a number of positions at McCaw Cellular and its subsidiaries, including Vice President,

General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular.

     THOMAS J. SIDMAN. (42) Mr. Sidman has served as Vice President and General Counsel of the Company since joining the Company on October 17, 1994. From January 1988 to October 1994, Mr. Sidman was a partner of Jones, Day, Reavis & Pogue specializing in corporate and securities law and mergers and acquisitions.

     A.J. LONG. (35) Mr. Long has served as Vice President and Treasurer since joining the Company in June 1996. From June 1994 to June 1996, Mr. Long served as Assistant Treasurer at Sprint Communications, L.P. ("Sprint"). From January 1993 to June 1994, Mr. Long served as Manager of Mergers and Acquisitions at Sprint. From August 1991 to January 1993, Mr. Long served as Manager of Corporate Audit Staff at Sprint.

     STEPHEN M. BAILOR. (53) Mr. Bailor has served as Vice President and Corporate Controller since joining the Company in May 1996. From 1993 to 1995, Mr. Bailor was the Vice President of Financial and Local Billing Services at Sprint. From 1986 to 1993, Mr. Bailor was the Vice President and Controller of Telephone Operations at Centel.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK

     Nextel's Class A Common Stock is traded on the Nasdaq Stock Market ("NSM") under the symbol "NXTL." Prior to February 3, 1997, the Class A Common Stock traded under the symbol "CALL." The table below presents high and low sale price information for the Class A Common Stock as reported by the NSM for the periods indicated.

                                                                  QUARTERLY CLASS A
                                                              COMMON STOCK PRICE RANGES
                                                       ----------------------------------------
                                                           YEAR ENDED            YEAR ENDED
                                                       DECEMBER 31, 1995     DECEMBER 31, 1996
                                                       ------------------    ------------------
                        QUARTER                         HIGH        LOW       HIGH        LOW
    ------------------------------------------------   -------    -------    -------    -------
    March 31........................................   $15.625    $ 9.375    $18.875    $13.500
    June 30.........................................    18.000     13.000     23.375     16.750
    September 30....................................    21.750     14.000     20.250     14.375
    December 31.....................................    18.125     13.875     18.500     12.750

NUMBER OF STOCKHOLDERS OF RECORD

     As of December 31, 1996, the number of stockholders of record of the Company's Class A Common Stock was 2,886. Nextel has authority to issue shares of Class B Non-Voting Common Stock, which are convertible on a share-for-share basis into shares of Class A Common Stock. As of December 31, 1996 there was a single stockholder of record holding all of the 17,830,000 outstanding shares of Class B Non-Voting Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Class A Common Stock, and does not plan to pay dividends on the Class A Common Stock for the foreseeable future. The Nextel Indentures, the Bank Credit Agreement and the Vendor Credit Agreement presently prohibit, and are expected to operate so as to continue to prohibit, Nextel from paying dividends. In addition, the collateral security mechanisms and related provisions associated with the Bank and Vendor Credit Facilities limit the amount of cash available to make dividends, loans and cash distributions to Nextel from Nextel's subsidiaries that operate Digital Mobile networks in Nextel's markets. Accordingly, while such restrictions are in place, any profits generated by such subsidiaries will not be available to Nextel for, among other things, payment of dividends.

     The Company anticipates that for the foreseeable future any cash flow generated from its operations will be used to develop and expand the Company's business. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future. Under certain limited circumstances, the Company may be obligated to pay dividends on the Class A Preferred Stock. See Part I, Item 1, "Business -- Agreements with Significant Stockholders -- The McCaw Investor."

RECENT SALES OF UNREGISTERED SECURITIES

     Nextel sold securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in the following transactions during the fourth quarter of 1996. On October 24, 1996, Nextel issued 1,319,902 shares of Class A Common Stock to certain stockholders of Mobilcom valued at $20,128,505, in exchange for shares of Mobilcom stock in a transaction exempted by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder in reliance upon such stockholders' representations that they were accredited investors and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of the Securities Act.

     In connection with the issuance of the shares in connection with the Mobilcom transaction described above, the McCaw Investor exercised its anti-dilutive rights, which resulted in the sale of 373,846 treasury shares of Class A Common Stock to the McCaw Investor on November 26, 1996 for an aggregate cash consideration of $6,549,034 in a transaction exempted by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual Report (dollar amounts in thousands, except per share amounts).

                                         FISCAL YEAR           NINE MONTHS
                                            ENDED                 ENDED
                                          MARCH 31,            DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                   ------------------------    ------------    ----------------------------
                                      1993          1994         1994(8)           1995            1996
                                   ----------    ----------    ------------    ------------    ------------
INCOME STATEMENT DATA(1):
Revenues........................   $   53,002    $   67,928    $     74,857    $    171,703    $    332,938
Cost of Operations..............       20,979        28,666          51,406         151,718         247,717
Selling, general and
  administrative expenses.......       18,971        41,107          85,077         193,321         330,256
Expenses related to corporate
  reorganization(2).............           --            --              --          17,372              --
Depreciation and amortization...       25,942        58,398          94,147         236,178         400,831
                                   ----------    ----------    ------------    ------------    ------------
     Operating loss.............      (12,890)      (60,243)       (155,773)       (426,886)       (645,866)
Interest income (expense),
  net...........................        1,324       (18,101)        (41,454)        (89,509)       (206,480)
Other income (expense),
  net(3)(4).....................          924             3              33         (15,372)        (10,866)
Income tax benefit..............        1,027        21,437          71,345         200,602         307,192
                                   ----------    ----------    ------------    ------------    ------------
Net loss........................   $   (9,615)   $  (56,904)   $   (125,849)   $   (331,165)   $   (556,020)
                                    =========     =========      ==========      ==========      ==========
Net loss per share..............   $    (0.16)   $    (0.73)   $      (1.25)   $      (2.31)   $      (2.50)
                                    =========     =========      ==========      ==========      ==========
Number of shares used in
  computations(5)...............   58,736,000    78,439,000     100,639,000     143,283,000     222,779,000
                                    =========     =========      ==========      ==========      ==========

                                          AS OF MARCH 31,                  AS OF DECEMBER 31,
                                       ----------------------    --------------------------------------
                                         1993         1994          1994          1995          1996
                                       --------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
Cash and cash equivalents...........   $ 17,083    $  483,483    $  301,679    $  340,826    $  139,681
Marketable securities...............     14,768       426,113       172,313        68,443         5,012
Current assets......................     39,932       921,983       504,248       504,661       309,097
Intangible assets, net..............    144,666       889,912     1,451,780     3,549,622     4,076,300
Total assets........................    333,557     2,229,832     2,918,985     5,547,256     6,472,439
Long-term debt(6)...................     55,024     1,113,268     1,193,096     1,687,829     2,783,041
Stockholders' equity(7).............    255,224       846,304     1,268,575     2,945,141     2,808,138

---------------
(1) See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Notes to Nextel's consolidated financial statements for a description of acquisitions.

(2) See Note 2 to the Notes to Nextel's consolidated financial statements.

(3) Other expenses in 1995 include a $15.0 million write-down of the investment in Mobilcom as a result of the devaluation of the Mexican peso.

(4) Other expenses in 1996 primarily reflect equity in the losses of certain foreign investments accounted for under the equity method. (See Note 2 to the Notes to Nextel's consolidated financial statements.)

(5) Includes the weighted average number of shares of Nextel common stock outstanding during the respective periods.

(6) Excludes the current portions of long-term debt. See Note 6 to the Notes to Nextel's consolidated financial statements.

(7) See Notes 10 and 11 to the Notes to Nextel's consolidated financial statements.

(8) Effective December 31, 1994, Nextel changed its fiscal year end from March 31 to December 31. Accordingly, the income statement data is presented for the transition period from April 1, 1994 to December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of Nextel for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1995 and the nine month period ended December 31, 1994, and certain factors that are expected to affect the Company's prospective financial condition. See Part I, Item 1, "Business -- Risk
Factors -- Forward-Looking Statements."

     To further its objective of achieving nationwide Digital Mobile network coverage, Nextel consummated the Motorola, OneComm and AMS Transactions in July 1995 and consummated the Dial Page Transaction on January 30, 1996 (hereinafter referred to collectively as the "Acquisitions"). Also in July 1995, the Company consummated the McCaw Transaction, pursuant to which Nextel received net equity investment proceeds totaling approximately $312,645,000 and has issued shares of common and preferred stock and stock options expiring at various dates through July 28, 2001. (See Part I, Item 1, "Business -- Agreements with Significant Stockholders -- The McCaw Investor" and note 10 to the consolidated financial statements.) Funds received in the McCaw Transaction are being used for the implementation and operation of the Digital Mobile networks and to satisfy other cash requirements of the Company.

     In April 1996, the Federal Communications Commission (the "FCC") concluded its auction of 900 MHz SMR frequencies. Nextel successfully bid a total of approximately $29,079,000 for 177 ten-channel licenses in markets throughout the United States, including Alaska and Hawaii. The Company made its final payment to the FCC for these licenses in July 1996. The Company intends to use the newly acquired 900 MHz licenses in its ongoing wireless communications operations, including as part of its ongoing process of transferring its analog SMR customers from certain 800 MHz frequencies to 900 MHz or other 800 MHz frequencies.

     Nextel entered into an Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, as amended, with PCI providing for the merger of PCI with a wholly owned indirect subsidiary of Nextel. PCI has approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. The stockholders of PCI will receive a maximum of 8,782,403 shares of Common Stock, subject to certain adjustments, as a result of the merger. The merger is subject to regulatory and PCI stockholder approval and customary closing conditions and is expected to occur during 1997.

     Prior to the second quarter of 1996, the Company implemented its Digital Mobile networks in its market areas using Motorola's first generation iDEN technology. During that time frame, the Company encountered certain technology and system performance issues relating primarily to the voice transmission quality of the mobile telephone service. In response to these issues, the Company and Motorola took action on several fronts to address system performance issues in general, and voice transmission quality concerns in particular. See
Part I, Item 1, "Business -- Nextel's Digital Mobile Networks -- Experience with First Generation iDEN Systems Implementation." In 1995, the Company, together with Motorola, began pursuing a program directed toward the development and deployment of modifications to the first generation iDEN technology platform, which modifications (referred to herein as "Reconfigured iDEN") were targeted specifically at improving the voice transmission quality of the mobile telephone service. The Company commenced the full-scale commercial launch of its first Digital Mobile networks incorporating the Reconfigured iDEN technology in its Chicago market late in the third quarter of 1996. Subsequently, Nextel commenced full-scale commercial launches of the Reconfigured iDEN Digital Mobile networks in the Atlanta, Boston, Denver, Detroit and Las Vegas metropolitan market areas and the Northern California market area, in each case accompanied by an aggressive, regionally focused marketing campaign.

     The Company is currently considering adopting and implementing the Revised Business Plan (See Part I, Item 1, "Business -- Revised Business Plan") that contemplates, among other things, a more aggressive deployment of its Digital Mobile networks incorporating the Reconfigured iDEN technology based on an anticipated implementation schedule during 1997 to 1998, which it currently expects may involve infrastructure and other system capital costs totaling at least $1.45 billion. In this connection, the Company anticipates that purchases of Motorola-manufactured infrastructure equipment will represent the largest category of capital spending. During the last six months of 1996, Nextel placed orders with Motorola totaling more than

$300 million of products incorporating the Reconfigured iDEN technology, including system infrastructure equipment and related software and the new, compact Reconfigured iDEN handsets that the Company plans to market nationally, principally under the "PowerFone"(TM) brand name.

     Assuming the successful and timely completion of the Company's build-out plan, under either Nextel's Existing Business Plan or Revised Business Plan, the Company expects that its Digital Mobile networks would provide coverage to areas representing approximately 85% of the United States population by the end of 1998. Implementation of the more rapid and extensive nationwide deployment strategy contemplated pursuant to the Revised Business Plan would significantly accelerate the Company's use of and needs for capital resources beyond the levels associated with the Existing Business Plan and would therefore be dependent on, among other things, the availability of necessary capital. In the event Nextel determines to implement the more accelerated and extensive deployment strategy contemplated by the Revised Business Plan, the Company's capital expenditures and operating losses would substantially increase over the next several years. See also "-- Future Capital Needs and Resources" and "-- Forward-Looking Statements."

     The Company also has pursued various international investment and operating relationships in wireless communications ventures. In 1994, the Company invested an aggregate of approximately $18,100,000 in cash and exchanged 2,500,000 shares of Class A Common Stock for an equity interest in Clearnet that as of December 31, 1996 represented an approximate 19.5% equity interest (representing an approximate 1.7% voting interest) in Clearnet. Clearnet operates wireless communications systems in Canada and in 1995 was one of two entities awarded a nationwide PCS license in Canada.

     In 1994 and 1995, the Company invested an aggregate of approximately $57,200,000 for an approximate 18.5% equity interest in Mobilcom, a Mexican SMR operator, and obtained options to increase its equity interest in Mobilcom. In August 1996, a wholly owned subsidiary of the Company entered into an agreement to purchase up to an additional 19.8% equity interest in Mobilcom from certain shareholders of Mobilcom in two tranches. In October 1996, such subsidiary completed the acquisition of the first tranche by acquiring an additional 11.6% equity interest in Mobilcom in exchange for 1,319,902 shares of Class A Common Stock. As of December 31, 1996, the Company's equity interest in Mobilcom was approximately 30.1%, not including any of the Mobilcom shares that would be acquired upon consummation of the second tranche purchase nor any of the Mobilcom shares currently subject to options or other arrangements providing for potential acquisition thereof by a wholly owned subsidiary of the Company. (See note 2 to the consolidated financial statements.)

     In 1995, the Company, through McCaw International, invested approximately $10,000,000 for an approximate 25.2% equity-equivalent interest and committed an additional $13,200,000 in loan funding in the initial phase of a newly created GSM digital cellular telephone system operating in Shanghai, China. McCaw International advanced a total of $10,300,000 of such loan funding to the Shanghai operations during the year ended December 31, 1996.

     In June 1996, McCaw International invested $16,000,000 for a 30% equity interest in Infocom Communications Network, Inc. ("Infocom"), a wireless communications company in the Philippines. Infocom currently operates a nationwide paging business and has 100 pairs of 800 MHz SMR channels in the Philippines. Infocom was recently awarded a 25-year license by the Philippine government to provide wireless communications services throughout the Philippines. The license allows Infocom to provide paging and SMR services, and gives Infocom the right to seek authority to operate a personal communications network throughout the Philippines. Infocom plans to use its SMR channels to implement a national digital network using the same Motorola-developed iDEN technology deployed by Nextel in its United States Digital Mobile networks.

     In August 1996, McCaw International obtained 100% ownership of Com Control Comunicacion Controlada S.A. (renamed McCaw Argentina S.A., "McCaw Argentina"), an Argentine SMR company with 800 MHz SMR licenses in areas covering more that 17 million people. Through McCaw International, the Company invested approximately $15,000,000 in the form of cash and equipment to acquire McCaw Argentina. McCaw Argentina intends to provide wireless communications services in Buenos Aires and the next three largest cities in Argentina. McCaw Argentina will focus initially on providing high-quality analog SMR service and ultimately on providing digital service.

     On January 30, 1997, Nextel acquired 81% of the outstanding shares of WVB, an operator of analog SMR systems in Brazil, for a purchase price of $186,300,000, which was paid with approximately 11,964,000 shares of Class A Common Stock, through a merger of WVB with a wholly owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International ("Brazil"), Ltd., to McCaw International.

     The Company intends to continue to investigate and pursue investment, operating and other relationships in, with or concerning wireless communications ventures outside the United States, to the extent the Company believes that such opportunities present the potential to achieve attractive rates of return on investment or to provide important strategic or other benefits to the Company. For the most part, such activities have been, and are expected to continue to be, pursued through subsidiaries of the Company that are classified as "unrestricted" for purposes of the Company's Nextel Indentures, including McCaw International. While such classification gives those subsidiaries the flexibility to participate in and structure transactions in ways that comply with the covenants in the Nextel Indentures that are applicable to the Company and its "restricted" subsidiaries, the Nextel Indentures do contain certain limitations with respect to such "unrestricted" subsidiaries, including limits on the amount and type of financial support that they may receive from the Company and its "restricted" subsidiaries. Currently, the Company believes that these "unrestricted" subsidiaries have or can obtain (in a manner consistent with the terms of the Indentures) adequate funding to satisfy their existing and reasonably expected commitments. In March 1997, McCaw International completed a private placement of units pursuant to which it received gross proceeds of approximately $500,000,000. The pursuit of international wireless communications opportunities in the future by such "unrestricted" subsidiaries, however, may be dependent on, among other factors, their ability to secure necessary equity and/or debt financing from third parties. There can be no assurance that such financing could be obtained or, if obtainable, would be made available on acceptable terms. See also "-- Future Capital Needs and Resources" and
"-- Forward-Looking Statements."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Total revenues for the year ended December 31, 1996 increased 94% to $332,938,000, compared to $171,703,000 for the year ended December 31, 1995. Radio service revenue increased 119% to $297,512,000. The increase in radio service revenue was principally a result of a modest increase in subscriber units in service attributable to the completion of the Dial Page Transaction, the commencement of Digital Mobile network service in certain markets during 1996 and the increased units in service in markets that commenced Digital Mobile network service in 1994 and 1995.

     The increase in the total number of digital subscriber units in service as of December 31, 1996 was approximately 215,300 units, to approximately 300,300 units as compared to the approximately 85,000 digital subscriber units in service as of December 31, 1995, primarily reflecting continued expansion of the Company's Digital Mobile networks.

     The average churn rate for the Digital Mobile networks operation was less than 1% per month for the year ended December 31, 1996. There was insufficient history of customer activity on the Digital Mobile networks to derive a meaningful churn rate for the year ended December 31, 1995.

     Cost of radio service revenue for the year ended December 31, 1996 increased 79% to $221,382,000, compared to $123,496,000 for the year ended December 31, 1995, primarily as a result of a modest increase in subscriber units in service attributable to the completion of the Dial Page Transaction, the commencement of Digital Mobile network service in certain markets during 1996 and the increased units in service in markets that commenced Digital Mobile network service in 1994 and 1995. The direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, will continue to increase as networks are placed into service.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased 71% to $330,256,000, compared to $193,321,000 for the year ended December 31, 1995. The increase is primarily related to the increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling expenses increased also due to the rollout of aggressive marketing campaigns associated with the full-scale commercial launch of the Digital Mobile networks incorporating the Reconfigured iDEN technology in certain markets in late 1996. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $25,426,000 in 1996, compared to a loss of $13,759,000 in 1995, reflecting the continued effect of customer subsidies or discounts on increased sales of Digital Mobile subscriber units during 1996 as compared to 1995 and the effect of migrating customers from traditional analog SMR systems to Digital Mobile Network systems. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of Digital Mobile units as a part of its overall Digital Mobile network service offering.

     Expenses related to the corporate reorganization for the year ended December 31, 1995 reflect estimates of employee and facility related costs resulting from the consolidation, resizing and relocation of the Company's headquarters and customer care operations in connection with certain business combinations consummated in 1995 (see note 2 to the consolidated financial statements). No such costs were recorded during the year ended December 31, 1996.

     Depreciation and amortization for the year ended December 31, 1996 increased 70% to $400,831,000, compared to $236,178,000 for the year ended December 31, 1995, reflecting the effect of the Acquisitions and the activation of additional Digital Mobile networks. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation and amortization of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as a result of the activation of additional Digital Mobile networks during 1996 and 1997 and the deployment of additional depreciable assets in markets where commercial service has commenced and as first generation iDEN Digital Mobile networks are converted to the Reconfigured iDEN technology platform.

     Interest income for the year ended December 31, 1996 decreased 18% to $21,015,000, compared to $25,525,000 for the year ended December 31, 1995. The decrease relates to the utilization of cash for the development and implementation of the Company's Digital Mobile networks and to fund operating activities.

     Interest expense for the year ended December 31, 1996 increased 98% to $227,495,000, compared to $115,034,000 from the year ended December 31, 1995, reflecting principally increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 in the Acquisitions and interest expense attributable to increased borrowings under the Company's Bank and Vendor Credit Facilities, to fund capital expenditures, acquisitions and operations.

     Other expenses for the year ended December 31, 1996 were $10,866,000, primarily reflecting equity in the losses of certain foreign investments accounted for under the equity method.

     The income tax benefit for the year ended December 31, 1996 was $307,192,000 as compared to $200,602,000 for the year ended December 31, 1995. These benefits resulted from the utilization of net operating losses against deferred tax liabilities. The effective tax rate for 1996 of 35.6% decreased from 37.7% in 1995 as a result of a decrease in the utilization of state net operating losses for financial reporting purposes. The Company expects that the effective tax rate for 1997 will decrease to approximately 14% as a result of a decrease in the utilization of federal and state net operating losses for financial reporting purposes. The decrease will have no impact on the Company's ability to utilize its net operating losses for income tax purposes.

YEAR ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994

     Total revenues for the year ended December 31, 1995 were $171,703,000, an increase of 129% from the nine months ended December 31, 1994. Radio service revenue increased 171% to $135,753,000 and analog equipment sales and maintenance revenue increased 46% to $35,950,000 for the year ended December 31, 1995 as compared to the nine months ended December 31, 1994.

     The increase in radio service revenue was principally a result of (other than the financial impact of the additional quarter in the 1995 fiscal year) an increase in analog units in service attributable to the Acquisitions, the commencement of Digital Mobile network service in certain markets during 1995 and the increased units in service in markets that commenced Digital Mobile network services in 1994.

     The total number of subscriber units in service as of December 31, 1995 increased significantly from the 323,500 subscriber units in service as of December 31, 1994 reflecting growth from the Acquisitions, the commencement of Digital Mobile network service in certain markets and increased sales in markets that commenced Digital Mobile service in 1994. The increase in the total number of digital subscriber units in service as of December 31, 1995 was approximately 71,500 units, to approximately 85,000 units as compared to the approximately 13,500 digital subscriber units in service as of December 31, 1994 primarily reflecting expansion of the Company's Digital Mobile networks.

     The monthly churn rate for analog SMR operations (not including the OneComm, AMS and Motorola operations, for which comparable churn data for the period prior to the completion of the respective transactions is not available) for the year ended December 31, 1995 was 1.3%, up from the monthly rate of 1.2% for the nine months ended December 31, 1994. This increase was due principally to reductions in analog capacity resulting from the migration of frequencies from the analog SMR systems to Digital Mobile networks and higher churn rates experienced in the analog SMR operations related to certain of the Acquisitions. There was insufficient history of customer activity on the Digital Mobile networks to derive a meaningful churn rate for the Digital Mobile networks for the respective periods.

     Analog equipment sales and maintenance revenue for the year ended December 31, 1995 was $35,950,000 as compared to $24,702,000 for the nine months ended December 31, 1994. Cost of analog equipment sales and maintenance increased by $10,011,000 to $28,222,000 for the year ended December 31, 1995 as compared to the nine months ended December 31, 1994. The increase in analog equipment sales and maintenance and the related costs reflect primarily the full year impact of companies acquired in 1994. Nextel's analog SMR unit sales decreased as a result of the Company's continuing focus away from the sale of SMR analog radios and migration of analog SMR customers to the Digital Mobile networks in the markets in which Digital Mobile networks have begun operating.

     Cost of radio service revenue for the year ended December 31, 1995 increased by $90,301,000 to $123,496,000 for the nine months ended December 31, 1994 as compared to the nine months ended December 31, 1994, reflecting primarily increased infrastructure costs associated with the Digital Mobile networks. Direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, will continue to increase as Digital Mobile networks are placed into service.

     Selling, general and administrative expenses increased by $108,244,000 to $193,321,000 for the year ended December 31, 1995 as compared to the nine months ended December 31, 1994. The increase (other than the financial impact of the additional quarter in the current fiscal year) principally related to additional selling, general and administrative expenses associated with the operations acquired in acquisitions and increased staffing and other activities to support the implementation and operation of the Digital Mobile networks. Selling, general and administrative expenses include a loss on Digital Mobile equipment sales of $13,759,000, compared to a loss of $6,032,000 for the nine months ended December 31, 1994, reflecting, in part, the effect of customer subsidies or discounts on increased sales of Digital Mobile units during the year ended December 31, 1995.

     Expenses related to the corporate reorganization for the year ended December 31, 1995 result from accrual of estimated employee and facility related costs pursuant to the announced consolidation, resizing and relocation of the Company's headquarters and customer care operations in connection with certain business combinations consummated during 1995 (see note 2 to the consolidated financial statements). No such costs were incurred in 1994.

     Depreciation and amortization increased $142,031,000 to $236,178,000 for the year ended December 31, 1995 compared to the nine months ended December 31, 1994, reflecting principally (other than the financial impact of the additional quarter in the current fiscal year) the effect of the additional depreciation and amortization charges associated with the operations acquired and the activation of Digital Mobile networks in additional market areas during 1995. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures incurred by the Company. Depreciation and amortization of such assets begins upon commencement of commercial service in each market. As the Company anticipates that additional Digital Mobile networks may be activated during fiscal years 1996 and 1997 through growth and acquisitions, depreciation and amortization expense is expected to continue to increase significantly during these years.

     Interest income decreased by $2,512,000 to $25,525,000 for the year ended December 31, 1995 as compared to the nine months ended December 31, 1994, principally reflecting the Company's utilization of cash for the development and implementation of its Digital Mobile networks and for acquisitions. This utilization was partially offset by the cash investment from the McCaw Transaction. See Part I, Item 1, "Business -- Agreements with Significant Stockholders -- The McCaw Investor" and note 10 to the consolidated financial statements.

     Interest expense totaled $115,034,000 for the year ended December 31, 1995, up $45,543,000 from the nine months ended December 31, 1994, reflecting principally (other than the financial impact of the additional quarter in the 1995 fiscal year) increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004. The increase in interest expense from such notes was partially offset by an increase in capitalized interest relating to construction in progress of Digital Mobile networks. During the year ended December 31, 1995, the Company capitalized interest of approximately $31,000,000 as compared to $21,300,000 for the nine months ended December 31, 1994.

     Other expenses of $15,372,000 primarily reflect the Company's $15,000,000 write-down of its investment in Mobilcom as a result of the devaluation of the Mexican peso during 1995.

     The income tax benefit for the year ended December 31, 1995 was $200,602,000 as compared to $71,345,000 for the nine months ended December 31, 1994. These benefits resulted from the utilization of net operating losses against deferred tax liabilities.

     The effect of the Acquisitions, the increase in Digital Mobile network related costs and increased depreciation and amortization (other than the financial impact of the additional quarter in the 1995 fiscal year) were the primary factors in the $205,316,000 increase in net loss to $331,165,000 for the twelve months ended December 31, 1995 as compared to the nine months ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net losses of $556,020,000 and $331,165,000 for the years ended December 31, 1996 and December 31, 1995, respectively. The operating expenses associated with developing and operating the Digital Mobile networks have more than offset digital service revenues and the operating earnings of the analog SMR operations, including those acquired in the Acquisitions, and are expected to continue to offset such operating earnings for the next several years. The Company has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, the Company anticipates using its existing cash and investments, cash flow from analog operations and externally generated funds from debt and equity sources as discussed below to cover future needs including the design, implementation and operation of the Digital Mobile networks.

     Working capital was $(66,647,000) and $139,652,000 at December 31, 1996 and December 31, 1995, respectively. The decrease is primarily attributable to the use of cash of $201,145,000 resulting from increased capital expenditures related to the Digital Mobile networks and increased operating expenses.

     BANK AND VENDOR CREDIT FACILITY. Effective September 30, 1996, Nextel, NFC and certain subsidiaries of Nextel entered into the Bank Credit Facility. Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into the Vendor Credit Facility, which superseded the previous financing agreement among Nextel, certain of its subsidiaries, Motorola and NTFC. The Bank Credit Facility provides for up to $1,655,000,000 of secured financing, consisting of a $1,085,000,000 revolving loan and $570,000,000 in term loans. The Vendor Credit Facility provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans. Borrowings under the Bank Credit Facility and the Vendor Credit Facility are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the Nextel Indentures. As of December 31, 1996, Nextel had drawn approximately $590,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $1,065,000,000 available for borrowing under such facility, and had drawn $150,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of approximately $195,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The proceeds from these borrowings were used primarily to repay the outstanding principal and accrued interest on the prior financing agreements with Motorola and to fund operations.

     Subsequent to 1996, Nextel and Motorola reached agreement on the Additional Motorola Financing, pursuant to which Nextel could access up to an additional $450,000,000 of equipment financing through Motorola. See Part I, Item 1, "Business -- Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements." In order to access such Additional Motorola Financing, Nextel would be required to procure certain consents, waivers and/or participation commitments from a number of third parties, and to obtain modifications to the terms of the Bank and Vendor Credit Facilities, the related security documents and the Nextel Indentures and to satisfy certain other conditions. Nextel is in the process of seeking certain of such consents, waivers, commitments and other actions to obtain access to a portion of the Additional Motorola Financing, but there can be no assurance that Nextel will be successful in this regard, or that other conditions to access such Additional Motorola Financing, including those that Nextel is not currently seeking to fulfill, will be satisfied or otherwise will be dealt with in a timely fashion.

     On March 3, 1997, McCaw International completed a private placement of 951,463 units yielding approximately $500,000,000 of gross proceeds. Each unit is comprised of a 10-year senior discount note and a warrant to purchase 0.10616 shares of McCaw International common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $36.45 and entitle the holders to purchase in the aggregate 1%, on a fully diluted basis, of the common stock of McCaw International.

     CASH FLOWS. Net cash used in operating activities for the year ended December 31, 1996 was $227,576,000 as compared to net cash used in operating activities of $137,761,000 for the year ended December 31, 1995. The primary reason for the increase was the increase in costs incurred during the year ended December 31, 1996 related to the operation of the Digital Mobile networks. Net cash used in investing activities was $336,242,000 for the year ended December 31, 1996, net of the $64,438,000 decrease in marketable securities and $75,827,000 received from the acquisition of Dial Page. Cash used in investing activities related principally to capital expenditures for the build-out of the Digital Mobile networks and acquisitions and certain foreign investments made during the period. Financing activities during the year ended December 31, 1996 consisted primarily of the $248,037,000 net borrowings and proceeds from stock issuances of $114,636,000. The resulting decrease in cash and cash equivalents from December 31, 1995 was $201,145,000, to a balance of $139,681,000 at
December 31, 1996.

FUTURE CAPITAL NEEDS AND RESOURCES

     Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks (including the anticipated conversion of its existing Digital Mobile networks to utilize the Reconfigured iDEN technology platform), operating expenses relating both to the Digital Mobile networks and to Nextel's analog SMR networks, potential acquisitions (including the acquisition of rights to spectrum through the contemplated 800 MHz spectrum auction process) and corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years. During fiscal year 1996, Nextel's average monthly cash utilization rate for investing activities (principally attributable to capital expenditures for the build-out of the Digital Mobile networks) was approximately $33,390,000, and its average monthly operating losses (exclusive of non-cash items) were approximately $20,400,000. Such average monthly amounts are not necessarily representative of Nextel's anticipated experience in such areas and would be expected to increase during 1997 and 1998 in connection with the deployment of the Reconfigured iDEN technology platform, particularly if the Company is able and decides to implement the Revised Business Plan. During the ongoing start-up phase of its Digital Mobile networks, Nextel expects that it will need to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses. Nextel's aggregate cash, cash equivalents and marketable securities at December 31, 1996 totaled approximately $144,693,000.

     At December 31, 1996, Nextel had drawn approximately $590,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $1,065,000,000 available for borrowing under such facility, and had drawn $150,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of approximately $195,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The Bank Credit Agreement contemplates that the Company, with the consent of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement, may borrow up to an additional $250,000,000 (subject to certain limitations) under the Bank Credit Facility (the "Additional Bank Borrowings"). The Bank Credit Agreement also contemplates that borrowings under the Vendor Credit Facility may be increased by up to $50,000,000 (subject to certain limitations) (the "Additional Vendor Borrowings"). See "Post Fiscal Year-End Transactions and Developments -- Consent Solicitation."

     Nextel is currently taking steps to obtain additional sources of funding in addition to the amounts currently available under the Bank and Vendor Credit Facilities, including the Additional Bank Borrowings and Additional Vendor Borrowings. Availability of the Additional Bank Borrowings is subject, among other things, to the approval of a majority of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement. There are currently no legally binding agreements or understandings with any lenders with respect to the terms (other than the provisions contained in the Bank Credit Agreement and the Vendor Credit Agreement that would permit such additional borrowing with majority approval of the lenders thereunder) on which such Additional Bank Borrowings may be made available. Nextel has also reached an understanding with Motorola concerning the terms on which Motorola would make the $50,000,000 in Additional Vendor Borrowings available and the terms on which Motorola would make additional secured equipment financing available. See "Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements."

     Nextel believes that is has sufficient funds currently available pursuant to the Bank and Vendor Credit Facilities currently in place (but excluding any amounts that would be available to it through the Additional Bank Borrowings, the Additional Vendor Borrowings, the Second Secured Borrowings and the Senior Secured Borrowings the availability of each of which is subject to certain conditions, including those described herein) and pursuant to the assumed exercise of the currently outstanding warrants and options to acquire shares of Class A Common Stock described below, to meet its cash needs for the remainder of 1997 and into early 1998, based on continuation of its first stage nationwide Digital Mobile networks build out approach consistent with its Existing Business Plan, in light of its current (and currently committed) business and investment activities and assuming a conservative ramp up in Digital Mobile systems subscriber growth. To fully complete its first stage nationwide Digital Mobile networks build out in 1998 as envisioned in the Existing Business Plan, and to adopt and implement the Revised Business Plan, Nextel would need to obtain additional amounts of debt or equity financing beyond that available under the Bank and Vendor Facilities currently in place (excluding amounts constituting Additional Bank Borrowings, Additional Vendor Borrowings, Second Secured Borrowings and Senior Secured Borrowings) and equity proceeds of $232,500,000 associated with an assumed exercise in full of certain options held by the McCaw Investor (discussed below). The additional financing that would be required to carry out the Existing Business Plan activities through 1998 would primarily consist of equity or debt funding to substitute for the proceeds that would have been received upon an exercise in full of the warrants for 25,000,000 shares of Class A Common Stock previously held by

Comcast FCI. To the extent such additional financing were in the form of debt rather than equity, it is likely that changes to the terms of the Nextel Indentures would be required to permit the Company the needed flexibility to incur such debt. See "Post Fiscal Year-End Transactions and
Developments -- Consent Solicitation" and "-- Nextel/Motorola Agreements." See also "-- Forward-Looking Statements." Significant additional financing would be required to adopt and implement the Revised Business Plan. As indicated above under "Post Fiscal Year-End Transactions and Developments," the Company is currently investigating and taking a variety of actions directed to obtain access to significant additional amounts of debt financing. However, assuming
(i) that the Company obtains the relief it is seeking from the holders of the Nextel Notes, especially the changes in the provisions of the Nextel Indentures that relate to "Permitted Debt," and (ii) that the Company secures access to all of the available funds under the existing Bank and Vendor Credit Facility, and is able to structure satisfactory arrangements to make the additional $200,000,000 in Second Secured Borrowings from Motorola available (including obtaining access to the $250,000,000 in Additional Bank Borrowings and to the $50,000,000 in Additional Vendor Borrowings), the Company estimates that it would have sufficient financing available to meet its cash needs through 1998 and completion of the Existing Business Plan. The Company estimates that approximately an additional $500,000,000 in financing would be required to meet the Company's anticipated cash needs through 1998, assuming implementation and completion of the Revised Business Plan. See "Revised Business Plan." In all of such financing scenarios, Nextel has assumed that all of the funds currently available pursuant to the Bank and Vendor Credit Facilities may be borrowed thereunder and that certain currently outstanding warrants and options to acquire shares of Class A Common Stock described below will be exercised in full before their respective currently scheduled expiration dates. See
"-- Forward-Looking Statements."

     Other than the arrangements summarized under "Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements," which are subject to a number of conditions, there are currently no commitments or understandings with third parties to obtain funding required to meet such funding shortfall. Moreover, there can be no assurance that the Additional Bank Borrowings or any portion of the Additional Motorola Financing will be available or that the outstanding warrants and options will be exercised. Both the Bank and Vendor Credit Facilities and the Nextel Indentures contain provisions that operate to limit the amount of borrowings that may be incurred by the Company. The Company intends to seek the consent of the holders of the Nextel Notes to certain amendments to the Nextel Indentures that would, among other things, permit the Company to incur additional indebtedness to meet the funding requirements associated with completion of its Existing Business Plan and implementation of its Revised Business Plan. See "Post Fiscal Year-End Transactions and Developments -- Consent Solicitation." In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of Nextel's capital expenditures and operating losses, and the market price of the Class A Common Stock. See "-- Forward-Looking Statements."

     Nextel currently is aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but Nextel cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the timing of the anticipated 800 MHz spectrum auction process, and the amounts required to be bid to acquire any or all of the available spectrum blocks in the major metropolitan market areas where Nextel currently operates, or currently plans to operate, its Digital Mobile network and the amounts that may be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks that may be acquired by Nextel in the 800 MHz spectrum auction process; (ii) the uncertainty with respect to the success and/or timing of the continuing development and deployment activities relating to the Reconfigured iDEN technology format and, assuming successful and timely completion of such efforts, the uncertainty with respect to the successful commercial introduction and customer acceptance of Nextel's Digital Mobile services in new market areas using such technology; (iii) the potential commercial opportunities and risks associated with implementation of Nextel's Revised Business Plan and (iv) the net impact on Nextel's capital budget of certain developments currently expected to increase capital needs (e.g., the additional capital needed if Nextel acquires for cash additional spectrum in certain markets to increase the capacity and/or efficiency of Nextel's operating Digital Mobile networks in such markets, the additional capital needed for more extensive construction of Digital Mobile networks in additional market areas acquired or that may be acquired by Nextel in the future and in connection with the conversion of existing Digital Mobile networks to the Reconfigured iDEN technology format, the expenditures associated with analog SMR station construction requirements under the currently effective FCC 800 MHz channel licensing approach) that may be offset (whether wholly or partially) by other developments anticipated to (or to have the potential to) reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in the relevant markets, reductions in infrastructure and subscriber unit prices obtained from Motorola pursuant to the Second Equipment Agreement Amendment and the 1997-1998 Agreement, alternative and more economical means for increasing system capacity, other than constructing additional cell sites and/or installing additional base radios, such as use of so-called "smart antennas," mini-cells and software-driven and/or system design performance enhancements). Many of the foregoing involve elements wholly or partly beyond Nextel's control or influence. See "-- Forward-Looking Statements."

     Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). Finally, Nextel could obtain significant additional funds in connection with the exercise of outstanding warrants and options, and the amount and timing of receipt of such funds also would play a role in Nextel's determinations concerning the need for or attractiveness of other potentially available sources of financing. As Nextel has disclosed previously, full exercise of the options granted to the McCaw Investor at the July 1995 closing of the McCaw Transaction would result in the receipt by Nextel of approximately $232,500,000, $277,500,000 and $107,500,000 of additional funds prior to July 29 in the years 1997, 1999 and 2001, respectively, and full exercise of the warrants initially issued to Motorola for 3,000,000 shares of Class A Common Stock would result in the receipt by Nextel of approximately $45,000,000 in additional funds ($32,100,000 of which would be received in 1999 and substantially all of the remainder of which would be received prior to 2001). Finally, proceeds from the exercise by the McCaw Investor of its anti-dilutive rights to acquire additional Nextel equity in connection with certain issuances by Nextel of its capital stock and proceeds from the exercise of other warrants and options currently outstanding and held by third parties, including options granted pursuant to the Nextel Amended and Restated Incentive Equity Plan (including its predecessor plans) and the Nextel Associates Stock Purchase Plan, may provide other available sources of funding.

     The foregoing discussion concerning potential exercise of various third party rights to acquire shares of Class A Common Stock is subject to the qualification that no assurance can be given that any of such rights will be exercised or, if exercised, that the contemplated investment will in fact be consummated. In the case of the Bank Credit Facility and the Vendor Credit Facility (or the Additional Bank Borrowing and/or any of the additional borrowings contemplated by the Additional Motorola Financing, if structured successfully), there can be no assurance that the conditions to access such facilities will be met. To the extent any of the aforementioned proceeds from option and warrant exercises or financing arrangements are not available when required, it will be necessary for Nextel to obtain alternate sources of financing to meet its anticipated funding needs.

     Nextel has had and may in the future have discussions with other parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. Pursuant to the Motorola Transaction, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent, which may make securing equity investments more difficult. Motorola consented with respect to the grant of superior governance rights by Nextel in connection with the McCaw Transaction. The ability of Nextel to incur additional indebtedness (including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement and/or under the Vendor Credit Facility) is and will be limited by the terms of the Nextel Indentures, the Bank Credit Agreement and the Vendor Credit Agreement. The Bank Credit Agreement and the Vendor Credit Agreement also require

Nextel and its relevant subsidiaries at specified times to satisfy certain financial covenants or ratios including certain covenants and ratios specifically related to leverage.

     At present, other than the existing equity or debt financing arrangements that have been consummated and/or disclosed, Nextel has no commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. Moreover, no assurances can be made that Nextel will be able to obtain any such additional financing in the amounts or at the times such financing may be required, or that, if obtained, any such financing would be on acceptable terms. Nextel also anticipates that it will continue to experience significant net losses during the ongoing start up phase of the Digital Mobile networks over the next several years. Accordingly, there can be no assurances as to whether or when the operations of Nextel will become profitable. As a result of Nextel's anticipated continuing losses, the uncertainty regarding the exercise of options and warrants, the availability of financing under the Bank and Vendor Credit Facilities and the impact of Reconfigured iDEN technology and other matters discussed above, there can be no assurance that Nextel will be able to obtain adequate capital to implement the nationwide build-out of its Digital Mobile networks in accordance with either the Existing Business Plan or the Revised Business Plan. See "-- Forward-Looking Statements."

EFFECT OF INFLATION

     Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.

EFFECT OF NEW ACCOUNTING STANDARDS

     NEW ACCOUNTING PRONOUNCEMENTS -- In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 is effective for 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management of the Company does not believe that there will be any material effect of adopting SFAS 128 in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report, beginning on page F-28 of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        -----
INDEPENDENT AUDITORS' REPORT.........................................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1995 and 1996.......................     F-3
  Consolidated Statements of Operations for the Nine Months Ended December 31, 1994
     and the Years Ended December 31, 1995 and 1996..................................     F-4
  Consolidated Statements of Changes in Stockholders' Equity for the Nine Months
     Ended December 31, 1994 and the Years Ended December 31, 1995 and 1996..........     F-5
  Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1994
     and the Years Ended December 31, 1995 and 1996..................................     F-6
  Notes to Consolidated Financial Statements.........................................     F-7
FINANCIAL STATEMENT SCHEDULES
  Schedule I -- Condensed Financial Information of Registrant........................    F-28
  Schedule II -- Valuation and Qualifying Accounts...................................    F-32

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Nextel Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months ended December 31, 1994, and the years ended December 31, 1995 and 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 20, 1997, except for Note 13, as to which the date is March 27, 1997

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                          1995          1996
                                                                       ----------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.........................................   $  340,826    $   139,681
  Marketable securities.............................................       68,443          5,012
  Accounts and notes receivable, net................................       41,451         90,392
  Radios and accessories............................................       21,220         45,168
  Other.............................................................       32,721         28,844
                                                                       ----------    -----------
     Total current assets...........................................      504,661        309,097
PROPERTY, PLANT AND EQUIPMENT, net..................................    1,192,204      1,803,739
INTANGIBLE ASSETS, net..............................................    3,549,622      4,076,300
OTHER ASSETS........................................................      300,769        283,303
                                                                       ----------    -----------
                                                                       $5,547,256    $ 6,472,439
                                                                        =========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................................   $  233,269    $   225,309
  Accrued expenses and other........................................      130,463        148,911
  Current portion of long-term debt.................................        1,277          1,524
                                                                       ----------    -----------
     Total current liabilities......................................      365,009        375,744
DEFERRED INCOME TAXES...............................................      549,277        505,516
LONG-TERM DEBT......................................................    1,687,829      2,783,041
                                                                       ----------    -----------
     Total liabilities..............................................    2,602,115      3,664,301
                                                                       ----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 9 and 12)
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable, 8,163,265 shares
     issued and outstanding.........................................      300,000        300,000
  Preferred stock, Class B convertible, 82 shares issued and
     outstanding....................................................           --             --
  Common stock, Class A, 175,749,359 and 211,374,665 shares
     issued.........................................................          176            211
  Common stock, Class B, non-voting convertible, 17,830,000 shares
     issued and outstanding.........................................           18             18
  Paid-in capital...................................................    3,197,528      3,672,908
  Accumulated deficit...............................................     (579,231)    (1,135,251)
  Treasury shares, at cost, 24,860 and 1,621,568 shares.............         (768)       (31,400)
  Unrealized gain on investments....................................       32,054         14,993
  Notes receivable from stockholders................................       (1,018)        (1,100)
  Deferred compensation, net........................................       (3,618)       (12,241)
                                                                       ----------    -----------
     Total stockholders' equity.....................................    2,945,141      2,808,138
                                                                       ----------    -----------
                                                                       $5,547,256    $ 6,472,439
                                                                        =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1994, AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1994           1995           1996
                                                         -----------    -----------    -----------
REVENUES
  Radio service revenue...............................   $    50,155    $   135,753    $   297,512
  Analog equipment sales and maintenance..............        24,702         35,950         35,426
                                                         -----------    -----------    -----------
                                                              74,857        171,703        332,938
                                                         -----------    -----------    -----------
OPERATING EXPENSES
  Cost of radio service revenue.......................        33,195        123,496        221,382
  Cost of analog equipment sales and maintenance......        18,211         28,222         26,335
  Selling, general and administrative.................        85,077        193,321        330,256
  Expenses related to corporate reorganization........            --         17,372             --
  Depreciation and amortization.......................        94,147        236,178        400,831
                                                         -----------    -----------    -----------
                                                             230,630        598,589        978,804
                                                         -----------    -----------    -----------
OPERATING LOSS........................................      (155,773)      (426,886)      (645,866)
                                                         -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense....................................       (69,491)      (115,034)      (227,495)
  Interest income.....................................        28,037         25,525         21,015
  Other...............................................            33        (15,372)       (10,866)
                                                         -----------    -----------    -----------
                                                             (41,421)      (104,881)      (217,346)
                                                         -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT........................      (197,194)      (531,767)      (863,212)
INCOME TAX BENEFIT....................................        71,345        200,602        307,192
                                                         -----------    -----------    -----------
NET LOSS..............................................   $  (125,849)   $  (331,165)   $  (556,020)
                                                          ==========     ==========     ==========
NET LOSS PER COMMON SHARE.............................   $     (1.25)   $     (2.31)   $     (2.50)
                                                          ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................   100,639,000    143,283,000    222,779,000
                                                          ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                            CLASS A               CLASS B                CLASS A                 CLASS B
                                        PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK             COMMON STOCK
                                     ---------------------    ----------------    ---------------------    --------------------
                                      SHARES       AMOUNT     SHARES    AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT
                                     ---------    --------    ------    ------    -----------    ------    ----------    ------
BALANCE March 31, 1994............          --    $     --      --       $--       87,336,756     $ 87        504,010     $  1
Issuance of common stock:
 Exercise of options and
   warrants.......................                                                    331,314
 NTT purchase.....................                                                  1,532,959        2
 Acquisitions.....................                                                 15,890,589       16
Conversion of Class B common
 stock............................                                                    504,010        1       (504,010)      (1)
Deferred compensation.............
Collection of notes receivable,
 net of accrued interest..........
Unrealized loss on investments....
Net loss..........................
                                     ---------    --------     ---       ---      -----------     ----     ----------     ----
BALANCE December 31, 1994.........          --          --      --        --      105,595,628      106             --       --
Issuance of common stock:
 Exercise of options and
   warrants.......................                                                  1,622,778        2
 Digital Radio purchase...........   8,163,265     300,000      82                  1,220,000        1
 Acquisitions.....................                                                 67,310,953       67     17,830,000       18
Deferred compensation.............
Collection of notes receivable,
 net of accrued interest..........
Unrealized gain on investments....
Net loss..........................
                                     ---------    --------     ---       ---      -----------     ----     ----------     ----
BALANCE December 31, 1995.........   8,163,265     300,000      82        --      175,749,359      176     17,830,000       18
Issuance of common stock:
 Exercise of options and
   warrants.......................                                                  1,580,981        1
 Employee stock purchase plan.....
 Acquisitions.....................                                                 25,888,819       26
 Comcast purchase.................                                                  8,155,506        8
Exercise of anti-dilutive
 rights...........................
Deferred compensation.............
Interest on notes receivable......
Unrealized loss on investments....
Net loss..........................
                                     ---------    --------     ---       ---      -----------     ----     ----------     ----
BALANCE December 31, 1996.........   8,163,265    $300,000      82       $--      211,374,665     $211     17,830,000     $ 18
                                     =========    ========     ===       ===      ===========     ====     ==========     ====

                                                                             UNREALIZED        NOTES
                                                                               (LOSS)        RECEIVABLE
                                     PAID-IN      ACCUMULATED    TREASURY      GAIN ON          FROM          DEFERRED
                                     CAPITAL        DEFICIT       SHARES     INVESTMENTS    STOCKHOLDERS    COMPENSATION
                                    ----------    -----------    --------    -----------    ------------    ------------
BALANCE March 31, 1994............  $  972,499    $  (122,217)   $ (1,613)     $    --        $ (1,259)       $ (1,194)
Issuance of common stock:
 Exercise of options and
   warrants.......................       8,366                        827
 NTT purchase.....................      73,498
 Acquisitions.....................     468,796
Conversion of Class B common
 stock............................
Deferred compensation.............      (2,837)                                                                    652
Collection of notes receivable,
 net of accrued interest..........                                                                  14
Unrealized loss on investments....                                              (1,214)
Net loss..........................                   (125,849)
                                    ----------    -----------    --------      -------        --------        --------
BALANCE December 31, 1994.........   1,520,322       (248,066)       (786)      (1,214)         (1,245)           (542)
Issuance of common stock:
 Exercise of options and
   warrants.......................       5,722                         18
 Digital Radio purchase...........      12,644
 Acquisitions.....................   1,654,440
Deferred compensation.............       4,400                                                                  (3,076)
Collection of notes receivable,
 net of accrued interest..........                                                                 227
Unrealized gain on investments....                                              33,268
Net loss..........................                   (331,165)
                                    ----------    -----------    --------      -------        --------        --------
BALANCE December 31, 1995.........   3,197,528       (579,231)       (768)      32,054          (1,018)         (3,618)
Issuance of common stock:
 Exercise of options and
   warrants.......................      16,836                     (1,242)
 Employee stock purchase plan.....        (112)                       227
 Acquisitions.....................     341,984                    (37,009)
 Comcast purchase.................      99,897
Exercise of anti-dilutive
 rights...........................        (842)                     7,392
Deferred compensation.............      17,617                                                                  (8,623)
Interest on notes receivable......                                                                 (82)
Unrealized loss on investments....                                             (17,061)
Net loss..........................                   (556,020)
                                    ----------    -----------    --------      -------        --------        --------
BALANCE December 31, 1996.........  $3,672,908    $(1,135,251)   $(31,400)     $14,993        $ (1,100)       $(12,241)
                                    ==========    ===========    ========      =======        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1994         1995         1996
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................   $(125,849)   $(331,165)   $(556,020)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
     Amortization of debt issuance costs...................       2,490        3,739        5,752
     Depreciation and amortization.........................      94,147      236,178      400,831
     Deferred income taxes.................................     (71,730)    (201,427)    (308,262)
     Accretion of senior redeemable notes, net of
       capitalization......................................      60,175       90,691      182,935
     Other.................................................        (407)      18,339        5,393
     Change in current assets and liabilities, net of
       effects from acquisitions:
       Accounts and notes receivable.......................      (2,971)     (20,484)     (37,403)
       Radios and accessories..............................      (6,448)      (1,179)     (19,939)
       Other current assets................................         109      (18,936)       4,535
       Accounts payable, accrued expenses and other........      42,429       86,483       94,602
                                                              ---------    ---------    ---------
          Net cash used in operating activities............      (8,055)    (137,761)    (227,576)
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired..........     (81,457)     (75,917)      56,736
  Other investments and advances to affiliates.............     (63,576)     (51,605)     (38,380)
  Payments for acquisitions of FCC licenses................      (1,780)     (10,000)     (19,031)
  Capital expenditures (Note 1)............................    (340,715)    (270,943)    (434,641)
  Maturities of marketable securities......................     252,586      112,095       64,438
  Other....................................................     (10,883)       9,162       34,636
                                                              ---------    ---------    ---------
          Net cash used in investing activities............    (245,825)    (287,208)    (336,242)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements.......................          --           --      581,408
  Borrowings (repayments) on revolving line of credit,
     net...................................................          --      154,134     (296,704)
  Other (repayments) borrowings, net.......................      (2,623)      (6,357)       1,009
  Debt issuance costs......................................          --           --      (37,676)
  Common stock issued......................................      74,685       16,112      108,087
  Preferred stock issued...................................          --      300,000           --
  Treasury stock issued....................................          --           --        6,549
  Notes receivable from stockholders.......................          14          227           --
                                                              ---------    ---------    ---------
          Net cash provided by financing activities........      72,076      464,116      362,673
                                                              ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......    (181,804)      39,147     (201,145)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............     483,483      301,679      340,826
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................   $ 301,679    $ 340,826    $ 139,681
                                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS -- Nextel Communications, Inc., and its subsidiaries ("Nextel" or the "Company") provide wireless communications services to their customers utilizing specialized mobile radio ("SMR") frequencies licensed to them by the Federal Communications Commission ("FCC"). The Company is principally engaged in the acquisition and operation of SMR communications systems in the United States and the sale and servicing of related equipment. Through its subsidiaries McCaw International, Ltd. ("MIL") and Nextel Investment Company ("NIC"), and other subsidiaries that are involved in the international wireless investments and business activities managed and/or coordinated through MIL, Nextel has interests in wireless operations in Canada, Mexico, Brazil, Argentina, the Philippines, and Shanghai, China. The Company's initial strategy was to consolidate the fragmented SMR industry in the largest markets in the United States through the acquisition of SMR systems that had achieved minimum FCC loading requirements so as to permit the aggregation of frequencies in a single market. Subsequently, the Company's business plan has been focused on the development and deployment of Digital Mobile networks to replace its traditional analog SMR networks.

     The Company's principal business objective is to become a leading provider of wireless telecommunications services in major markets throughout the United States. The Company's efforts to accomplish its principal objective have consisted largely of acquiring spectrum and implementing wireless communications services in its markets by constructing and operating advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse ("Digital Mobile networks"). The Company has acquired spectrum domestically and internationally through mergers and acquisitions.

     CONCENTRATIONS OF RISK -- The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

     The Company is party to certain equipment purchase agreements with Motorola (see Notes 6 and 12). For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile networks.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION AND CHANGE IN FISCAL YEAR -- The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in companies in which ownership interests range from twenty to fifty percent and in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated in consolidation.

     Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31.

     CASH AND CASH EQUIVALENTS -- Cash equivalents consist of time deposits and highly liquid investments with original maturities of three months or less.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                          NINE MONTHS        YEAR ENDED
                                                             ENDED          DECEMBER 31,
                                                          DECEMBER 31,    -----------------
                                                              1994         1995      1996
                                                          ------------    ------    -------
                                                                   (IN THOUSANDS)
        CASH PAID:
          Interest paid................................      $6,628       $8,454    $32,660
                                                             ======       ======    =======
          Income taxes paid............................      $  519       $  389    $ 1,290
                                                             ======       ======    =======

     Under its previous vendor financing agreements (see Note 6), the Company directly financed certain of its equipment purchases. During the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996 the total equipment acquired under these vendor financing agreements was $104.6 million, $117.8 million and $102.5 million, respectively, resulting in total cash and non-cash capital expenditures of $466.6 million, $419.7 million and $570.0 million, respectively. Total capital expenditures include interest capitalized in connection with the construction and development of the Digital Mobile networks of approximately, $21.3 million, $31.0 million and $32.9 million during the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.

     INVESTMENTS -- Marketable debt securities and certificates of deposits with maturities greater than three months are classified as marketable securities. Marketable equity securities intended to be held more than one year are classified as other long-term assets.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Investments that are not considered marketable instruments are recorded at the lower of cost or market and included in other assets. Management of the Company believes its investment policy limits exposure to concentrations of credit risk.

     RADIOS AND ACCESSORIES -- Radios and accessories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of 31 years for buildings, 3 to 10 years for equipment, and 3 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

     Construction in Progress includes labor, material, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of the Digital Mobile networks.

     INTANGIBLE ASSETS -- Intangible assets are recorded at cost and are amortized using the straight-line method based on estimated useful lives of 20 years for FCC licenses and the excess of purchase price over fair value of net assets acquired, 10 years for customer lists, and up to 20 years for other intangibles. Noncompetition covenants are amortized over the lives of the covenants.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     LONG-LIVED ASSETS -- Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of " ("SFAS 121"). Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of December 31, 1996, there had been no impairment in the carrying value of long-lived assets.

     INTEREST RATE SWAP AGREEMENTS -- The Company entered into interest rate swap agreements as a means of managing its interest rate exposure. These agreements have the effect of converting certain of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.

     REVENUE RECOGNITION -- Revenue is recognized for air-time and other services over the period earned and for sales of equipment when delivered.

     DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS -- Effective January 1, 1996, the Company classified equipment sales revenue and related costs of its Digital Mobile network operations within selling, general and administrative expenses. The loss on the sale of subscriber units used in the Digital Mobile networks results from the Company's subsidy of Digital Mobile unit sales and represents marketing costs for the Digital Mobile networks. The statements of operations for the nine months ended December 31, 1994 and the year ended December 31, 1995 have been reclassified to conform with this presentation. Equipment sales and related costs of the Company's Digital Mobile network operations are as follows:

                                                          NINE                 YEAR ENDED
                                                      MONTHS ENDED            DECEMBER 31,
                                                      DECEMBER 31,    ----------------------------
                                                          1994            1995            1996
                                                      ------------    ------------    ------------
                                                                     (IN THOUSANDS)
        Equipment Sales............................     $  8,820        $   53,515      $  129,252
        Cost of Equipment Sales....................       14,852            67,274         154,678
                                                        --------        ----------      ----------
                                                        $ (6,032)       $  (13,759)     $  (25,426)
                                                        ========        ==========      ==========

     INCOME TAXES -- Deferred tax assets and liabilities are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

     FOREIGN CURRENCY TRANSLATION -- Results of operations for foreign investments are translated using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. There were no material foreign currency translation gains or losses for the periods presented.

     NET LOSS PER SHARE -- Net loss per share is based on the weighted average number of common shares outstanding during the period and does not include common equivalent shares since their effect would be anti-dilutive.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS -- In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 is effective for 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management of the Company does not believe that there will be any material effect from adopting SFAS 128 in 1997.

2.  BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

  BUSINESS COMBINATIONS

     NINE MONTHS ENDED DECEMBER 31, 1994 -- During the nine months ended December 31, 1994, the Company consummated various acquisitions of SMR operations in Florida with an aggregate purchase price of approximately $52.3 million.

     In April 1994, the Company acquired PowerFone Holdings, Inc. ("PowerFone"), an operator of SMR systems in Detroit, Cleveland, Cincinnati, Indianapolis, St. Louis, Pittsburgh and upstate New York, for approximately 7.6 million shares of Class A Common Stock, having an aggregate market value of approximately $266.0 million at closing.

     In August 1994, the Company completed the acquisition of Questar Telecom, Inc. ("QTI"), a wholly-owned subsidiary of Questar Corporation, and certain subsidiaries of Advanced Mobilcomm, Inc. (collectively "AMI-West"). QTI and AMI-West operated SMR systems in the Western regions of the United States. The Company issued approximately 3.9 million and 1.9 million shares of Class A Common Stock to the stockholders of QTI and AMI-West, respectively, having an aggregate market value of approximately $153.0 million at closing.

     In a series of transactions, the Company completed the acquisition of Saber Communications, Inc., an operator of SMR systems in Alabama, Louisiana and Mississippi, for approximately $48.0 million in cash.

     YEAR ENDED DECEMBER 31, 1995 -- On July 28, 1995, the Company acquired from Motorola, Inc. ("Motorola") substantially all of its owned or managed 800 MHz SMR licenses and related assets located throughout the continental United States (the "Motorola SMR Business") in exchange for approximately 41.7 million shares of Class A Common Stock and 17.8 million shares of Class B Non-voting Common Stock (the "Motorola Transaction"), having an aggregate market value of approximately $1,160.0 million at closing.

     On July 28, 1995, the merger with OneComm Corporation ("OneComm") was consummated (the "OneComm Merger") whereby the stockholders of OneComm received approximately 22.5 million shares of Class A Common Stock (or rights to receive such stock) , having an aggregate market value of approximately $402.0 million at closing. OneComm is an operator of SMR systems in the Rocky Mountain, Pacific Northwest, Midwest, North Central and Ohio Valley areas.

     On July 31, 1995, the merger with American Mobile Systems Incorporated ("AMS"), an operator of SMR systems in Florida, was consummated (the "AMS Transaction"), whereby the stockholders of AMS received approximately 4.2 million shares of Class A Common Stock (or rights to receive such stock), having an aggregate market value of approximately $81.3 million at closing.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In October 1995, the Company acquired certain SMR Properties from Comcast Corporation (see Note 10) in exchange for approximately 463,000 shares of Class A Common Stock, having an aggregate market value of approximately $7.2 million at closing.

     As a result of the business combinations consummated in 1995, the Company began to implement a plan to consolidate, resize and relocate the corporate headquarters and certain other functions of the various combining entities (the "Corporate Reorganization"). Accordingly, the Company accrued certain estimated expenses directly related to such Corporate Reorganization activities, including employee severance and closure of duplicate facilities. The charge to operations relating to the Corporate Reorganization ($17.4 million) represents costs with respect to employees, facilities and related items of the Company prior to the consummation of such business combinations. Corporate Reorganization costs related to the acquired entities ($9.9 million) have been included in the cost of the respective business combinations. As of December 31, 1995 and 1996, approximately $361,000 and $13.9 million, respectively, of such costs have been paid relating to the Company and $1.5 million and $9.9 million, respectively, of such costs have been paid relating to acquired entities.

     YEAR ENDED DECEMBER 31, 1996 -- On January 30, 1996, the merger with Dial Page, Inc. ("Dial Page"), was consummated (the "Dial Page Merger"), whereby the stockholders of Dial Page received approximately 26.8 million shares of Class A Common Stock (or rights to receive such stock), having an aggregate value of approximately $277.9 million on the contract date. Dial Page is an operator of analog SMR systems in the Southeastern United States.

     The following presents the unaudited pro forma consolidated results of operations for the nine months ended December 31, 1994 and the year ended December 31, 1995, as if the acquisitions described above, had occurred at the beginning of each period presented. The 1995 pro forma results include acquisitions consummated during the years ended December 31, 1995 and 1996 and the 1994 pro forma results include acquisitions consummated during the nine months ended December 31, 1994 and the year ended December 31, 1995. The pro forma effects of acquisitions consummated in 1996 were not material. The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

                                                               NINE MONTHS
                                                                  ENDED         YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1994            1995
                                                               ------------    ------------
                                                                      (IN THOUSANDS)
        Revenues............................................    $  172,631      $  261,393
                                                                ==========      ==========
        Net loss............................................    $ (289,252)     $ (526,699)
                                                                ==========      ==========
        Net loss per share..................................    $    (1.37)     $    (2.34)
                                                                ==========      ==========

     In 1996, the Company also acquired several other businesses at a net cost of $20.0 million. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

     All of the acquisitions described above were accounted for by the purchase method. Accordingly, assets and liabilities have been reflected at fair value at the date of acquisition. The operating results of the acquired companies are included in the consolidated statements of operations from their respective acquisition dates.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total purchase price and net assets acquired for acquisitions completed are as follows:

                                                         NINE MONTHS            YEAR ENDED
                                                            ENDED              DECEMBER 31,
                                                         DECEMBER 31,   --------------------------
                                                            1994           1995           1996
                                                         -----------    -----------    -----------
                                                                      (IN THOUSANDS)
    Direct cost of acquisitions:
      Cash and accrued transaction costs..............    $  91,780     $    89,626     $   30,487
      Note payable....................................          132              --             --
      Common stock, warrants and options..............      418,195       1,654,525        296,881
      Expenses related to corporate reorganization....           --           9,915             --
                                                          ---------     -----------     ----------
                                                          $ 510,107     $ 1,754,066     $  327,368
                                                          =========     ===========     ==========
    Net assets acquired:
      Working capital -- net..........................    $   1,923     $   (44,992)    $   53,641
      Property, plant and equipment...................       26,948         207,070        202,420
      Intangible assets...............................      629,024       2,278,310        556,250
      Other assets....................................       14,020          37,790          4,290
      Long-term debt..................................         (837)       (215,835)      (379,017)
      Deferred income taxes...........................     (160,971)       (508,277)      (110,216)
                                                          ---------     -----------     ----------
                                                          $ 510,107     $ 1,754,066     $  327,368
                                                          =========     ===========     ==========

  OTHER TRANSACTIONS

     In 1994, the Company invested an aggregate of approximately $18.1 million in cash and exchanged 2.5 million shares of Class A Common Stock for an equity interest in Clearnet Communications Inc. ("Clearnet") that as of December 31, 1996 represented an approximately 19.5% equity interest (representing approximately 1.7% of voting interest) in Clearnet. Such equity interest in Clearnet had an aggregate market value of approximately $69.0 million at closing. The Company's investment in Clearnet (classified as other long-term assets in the accompanying consolidated balance sheets) is accounted for at fair market value.

     In 1995, the Company, through MIL, invested approximately $10.0 million for an approximate equity-equivalent interest of 25.2% and committed an additional $13.2 million in loan funding in the initial phase of a newly created Group Special Mobile ("GSM") digital cellular telephone system operating in Shanghai, China. During 1996, MIL advanced a total of $10.4 million of such loan funding to the Shanghai operations.

     On March 2, 1995, the Company, through NIC, acquired approximately a 16.5% interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom"), a Mexican SMR operator, for $10.0 million and the conversion of $42.5 million in principal amount of notes, representing funds advanced to Mobilcom in 1994. In August 1995, the Company acquired an additional 1.5% equity interest in Mobilcom for approximately $4.7 million. During the year ended December 31, 1995, the Company recorded a $15.0 million charge to operations representing an other than temporary decline in this investment as a result of the decline in the Mexican peso during 1995. The investment was accounted for using the cost method as of December 31, 1995.

     On August 23, 1996, the Company, through NIC, entered into certain agreements to purchase up to 19.8% of additional equity interest in Mobilcom from the selling stockholders and Grupo Comunicaciones San Luis, S.A. De C.V. ("Grupo"), the associated company of Mobilcom, in two tranches. An additional 11.6% equity interest in Mobilcom was acquired on October 24, 1996 in exchange for 1.3 million shares of Class A Common Stock valued at $23.1 million. On January 24, 1997, the Company acquired an additional 8.2% equity interest in Mobilcom from the selling stockholders in exchange for 1.3 million shares of Class A Common Stock valued at $16.5 million bringing the Company's aggregate interest in Mobilcom to

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately 38%. Upon the closing of the first tranche, the ownership interest increased from 18.5% to 30.1% requiring a change in the accounting method used to account for the investment from the cost method to the equity method, resulting in a $10.8 million charge to other expenses.

     The Company, through NIC, has the right to appoint a majority of Mobilcom board members. In order to retain the contractual right to designate a majority of the board of directors of Mobilcom, the Company must invest approximately $76.8 million in Mobilcom through certain qualified capital transactions by March 1998. As of January 31, 1997, the Company had invested $43.6 million in such qualified capital transactions. The Company has the option to purchase before March 1998, up to an additional 29.5% of Mobilcom's common stock. Certain shareholders of Mobilcom retain the right to approve certain significant transactions such as acquisitions and dispositions, and the approval of business plans of Mobilcom. In addition, beginning on October 24, 1997, holders of approximately 33% of the outstanding capital stock of Mobilcom have the right for two years to put (the "Mobilcom Put") the entire amount of their holdings to the company at its appraised fair market value of cash upon occurrence of certain events. The Mobilcom Put is automatically exercisable on October 24, 1999.

     NIC has agreed under certain circumstances to attempt to provide Grupo with liquidity with respect to its 21% equity interest in Mobilcom. At any time after January 1, 1999, NIC, if requested by Grupo, will cause Mobilcom to undertake a U.S. registered public offering or sale for cash to a third party of Grupo's shares at their appraised fair market value within one year of such request. If Mobilcom fails to provide Grupo with liquidity through either of these methods, Grupo has the right to cause Mobilcom to file a registration statement in the United States covering Grupo's Mobilcom shares.

     On June 14, 1996, the Company, through MIL, invested $16.0 million in cash to obtain a 30% interest in Infocom Communications Network, Inc. ("Infocom"), a wireless communications company located in the Philippines. This investment is accounted for by the equity method.

     On August 6, 1996, the Company, through MIL, acquired all of the outstanding shares of Com Control Comunicacion Controlada S.A. (renamed McCaw Argentina S.A.), an Argentine company with 800 MHz SMR licenses, for $15.0 million in the form of cash and equipment.

     SUBSEQUENT TRANSACTIONS -- On January 30, 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc., an operator of SMR systems in Brazil ("WVB"), for a purchase price of $186.3 million, which was paid with Class A Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International ("Brazil"), Ltd., to MIL.

     PENDING TRANSACTIONS -- In October 1996, the Company entered into a definitive agreement with Pittencrieff Communications, Inc. ("Pittencrieff"), an SMR operator with licenses in Texas, Oklahoma, New Mexico and Arizona, providing for the merger of Pittencrieff with a wholly-owned indirect subsidiary of the Company (the "Pittencrieff Transaction"). Pursuant to the Pittencrieff Transaction, the Company will issue a maximum of 8,782,403 shares of Class A Common Stock, subject to certain adjustments, in exchange for all of the outstanding shares (or rights to acquire shares) of Pittencrieff common stock. The maximum dollar value of the shares of Class A Common Stock to be issued to the Pittencrieff stockholders is set at $170.0 million (subject to certain adjustments). Accordingly, if the price of the Class A Common Stock exceeds $19.36 at the closing of the Pittencrieff Transaction, the number of shares to be issued to the Pittencrieff stockholders would be decreased so that the total maximum dollar value threshold would not be exceeded. The closing of the Pittencrieff Transaction, which is subject to certain conditions, including regulatory approval and the approval of the Pittencrieff stockholders, is expected to occur in 1997.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACCOUNTS AND NOTES RECEIVABLE

                                                                       DECEMBER 31,
                                                                    -------------------
                                                                     1995        1996
                                                                    -------    --------
                                                                      (IN THOUSANDS)
        Trade:
          Billed.................................................   $34,855    $ 68,166
          Unbilled...............................................     6,267      12,478
          Reserve for doubtful accounts..........................    (5,232)    (10,774)
                                                                    -------    --------
                                                                     35,890      69,870
        Notes receivable.........................................        --      12,295
        Other....................................................     5,561       8,227
                                                                    -------    --------
                                                                    $41,451    $ 90,392
                                                                    =======    ========

     Notes receivable, all due within one year, primarily consist of advances to foreign investees bearing interest at rates from 6% - 14.5%.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1995          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
        Land.................................................   $      980    $    1,948
        Buildings and improvements...........................       15,267        78,036
        Equipment............................................      972,063     1,287,489
        Furniture and fixtures...............................       71,603        98,555
        Construction in progress.............................      271,592       652,519
                                                                ----------    ----------
                                                                 1,331,505     2,118,547
        Less accumulated depreciation and amortization.......      139,301       314,808
                                                                ----------    ----------
                                                                $1,192,204    $1,803,739
                                                                 =========     =========

5.  INTANGIBLE ASSETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1995          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
        FCC licenses.........................................   $2,762,502    $3,300,176
        Excess of purchase price over fair value of net
          assets acquired....................................      867,639     1,083,963
        Customer lists.......................................      137,519       134,320
        Noncompetition covenants.............................       93,248        85,385
        Other................................................       32,204        38,783
                                                                ----------    ----------
                                                                 3,893,112     4,642,627
        Less accumulated amortization........................      343,490       566,327
                                                                ----------    ----------
                                                                $3,549,622    $4,076,300
                                                                 =========     =========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM DEBT

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1995          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
        11.5% Senior redeemable discount notes due 2003,
          interest payable semi-annually beginning March 1,
          1999, net of unamortized discount of $143,835 and
          $89,024............................................   $  390,569    $  436,831
        9.75% Senior redeemable discount notes due 2004,
          interest payable semi-annually beginning August 15,
          1999, net of unamortized discount of $307,329 and
          $205,773...........................................      837,102       920,662
        10.125% Senior redeemable OneComm discount notes due
          2004, interest payable semi-annually beginning July
          15, 1999, net of unamortized discount of $193,638
          and $151,810.......................................      224,122       258,066
        12.25% Senior redeemable Dial Page discount notes due
          2004, interest payable semi-annually beginning
          October 15, 1999, net of unamortized discount of
          $186,584...........................................           --       355,246
        10.25% Senior redeemable Dial Page discount notes due
          2005, interest payable semi-annually beginning June
          15, 1999, net of unamortized discount of $45,192...           --        69,973
        Bank credit facility, interest payable quarterly at
          an adjusted rate calculated either on the prime
          rate or LIBOR (8% to 9.75%)........................           --       590,000
        Vendor credit facility, interest payable quarterly at
          2% over the prime rate (10.25%)....................           --       150,000
        Equipment notes payable, interest at 2% over
          corporate base rate as defined (10.5%).............      235,075            --
        Other................................................        2,238         3,787
                                                                ----------    ----------
                                                                 1,689,106     2,784,565
        Less current portion.................................        1,277         1,524
                                                                ----------    ----------
                                                                $1,687,829    $2,783,041
                                                                ==========    ==========

     SENIOR REDEEMABLE DISCOUNT NOTES -- In August 1993, the Company completed the issuance of $525.9 million principal amount of senior redeemable discount notes due 2003 (the "2003 Notes"). The 2003 Notes, which are unsecured obligations and noncallable until September 1, 1998, generated $300.0 million of gross proceeds.

     In February 1994, the Company completed the issuance of $1,126.4 million principal amount of senior redeemable discount notes due 2004 (the "2004 Notes"). The 2004 Notes, which are unsecured obligations and noncallable until February 15, 1999, generated $700.0 million of gross proceeds.

     The $409.9 million principal amount of OneComm's senior redeemable discount notes due 2004 (the "OneComm 2004 Notes") are unsecured obligations and noncallable until January 15, 1999. The OneComm 2004 Notes were assumed in connection with the OneComm Merger and were adjusted to fair value at the date of acquisition at an annual yield to stated maturity of approximately 14.2%.

     The $541.8 million principal amount of Dial Page's senior redeemable discount notes due 2004 (the "Dial Page 2004 Notes") are unsecured obligations and noncallable until April 15, 1999. The Dial Page 2004 Notes were assumed in connection with the Dial Page Merger and were adjusted to fair value at the date of acquisition at an annual yield to stated maturity of approximately 14.3%.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The $115.2 million principal amount of Dial Page's senior redeemable discount notes due 2005 (the "Dial Page 2005 Notes") are unsecured obligations and noncallable until December 15, 1998. The Dial Page 2005 Notes were assumed in connection with the Dial Page Merger and were adjusted to fair value at the date of acquisition at the annual yield to stated maturity of approximately 14.3%.

     The indentures governing the 2003 Notes, 2004 Notes, OneComm 2004 Notes, Dial Page 2004 Notes, and Dial Page 2005 Notes (collectively the "Notes") contain substantially similar covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to: incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain other restricted payments; create liens; enter into transactions with affiliates or related persons; sell certain assets; engage in any business other than the telecommunications business; or consolidate, merge or sell all or substantially all of its assets. Additionally, the indentures governing the 2003 Notes restrict the Company from encumbering the ability of certain of its restricted subsidiaries, as defined in the Notes, to pay dividends or make certain payments to the Company. Assets of the restricted subsidiaries may not be transferred to Nextel except for payments of overhead services, taxes or principal and interest on Notes. Also under these indentures, the Company and its restricted subsidiaries may only incur debt other than certain categories of permitted debt (as defined in the indentures), if the aggregate amount of its debt does not exceed 30% of its total market capitalization or if its ratio of consolidated debt to annualized operating cash flow does not exceed certain levels.

     Prior to the consummation of the Motorola Transaction and the OneComm and Dial Page Mergers, the Company received consents of holders of the 2003 Notes, 2004 Notes, the OneComm 2004 Notes and the Dial Page 2004 and 2005 Notes that were required under terms of the respective indentures. In exchange for the consents, the Company agreed to pay each consenting holder of the respective notes an amount equal to $10.00 per $1,000 of principal amount at maturity of the respective notes. The Company, OneComm and Dial Page paid approximately $26.9 million for these consents, which is included in transaction costs related to the Motorola Transaction and the OneComm and Dial Page Mergers, as appropriate (see Note 2).

     BANK AND VENDOR CREDIT FACILITIES -- On September 30, 1996, Nextel, Nextel Finance Company ("NFC"), a wholly-owned subsidiary of Nextel, and certain other subsidiaries of Nextel entered into definitive agreements with respect to a secured credit facility arranged by a group of banks (the "Bank Credit Facility"). The Bank Credit Facility provides for up to $1,655.0 million of secured financing, consisting of $1,085.0 million in revolving loans and $570.0 million in term loans. The commitments to make revolving loans are reduced beginning March 31, 2001 with final maturities of the revolving loans occurring on March 31, 2003. Quarterly principal payments on the term loans commence March 31, 2001 with final maturities on June 30, 2003. Concurrently therewith, Nextel, NFC and certain other subsidiaries of Nextel entered into definitive agreements, which also became effective on September 30, 1996, with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation ("NTFC") (the "Vendor Credit Facility"). The Vendor Credit Facility supersedes the previous financing agreements and provides for up to $345.0 million of secured financing, consisting of a $195.0 million revolving loan and $150.0 million in term loans, with revolving credit commitment reductions and term loan payments parallel to those of the Bank Credit Facility.

     Borrowings under the Bank Credit Facility and the Vendor Credit Facility (collectively, the "Facilities") are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures. As of December 31, 1996, Nextel had drawn $590.0 million of its available financing under the Bank Credit Facility, leaving an aggregate of $1,065.0 million available for borrowing under such facility. Additionally, Nextel had drawn $150.0 million of its available financing under the Vendor Credit Facility, leaving an aggregate of $195.0 million available for borrowing under such facility. The proceeds from these borrowings were used primarily to repay the outstanding principal and accrued interest under the previous financing agreements with Motorola and NTFC and to fund operations. Commitment fees of 0.5% are payable quarterly based on the average unused balance of the Bank Credit Facility. However, the

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maximum permitted indebtedness (excluding indebtedness represented by the Notes) pursuant to the indentures relating to the Notes is limited to $1,560.0 million as of December 31, 1996.

     The Facilities agreements contain similar covenants which limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of its capital stock or make certain other restricted payments; consolidate, merge or sell all or substantially all of its assets or engage in certain acquisitions; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than the telecommunications business. Additionally, the agreements require compliance with various financial ratios and the attainment of certain operating results during the terms of the credit facilities. The Facilities are secured by certain assets and capital stock of Nextel's restricted subsidiaries. At December 31, 1996, substantially all of the Company's assets were pledged in connection with these facilities.

     PREVIOUS VENDOR FINANCING -- In 1991, the Company entered into agreements, as amended, with Motorola for the purchase, installation and maintenance of the Company's Digital Mobile networks infrastructure and related subscriber equipment. In addition, the Company and certain of its subsidiaries entered into financing and security agreements with Motorola which provided and secured equipment financing totaling $685.0 million (the "Motorola Financing"). Borrowings under these facilities were limited to the cost of equipment and services provided by Motorola (excluding subscriber equipment) and evidenced by individual promissory notes. At December 31, 1995, approximately $225.1 million was outstanding under these facilities. On September 30, 1996, the agreements relating to this facility were amended and restated to become the Vendor Credit Facility and the balances outstanding under the Motorola Financing were refinanced with the Vendor Credit Facility discussed above.

     The Company entered into a warrant agreement with Motorola providing for the issuance of warrants for the purchase of 3.0 million shares of Class A Common Stock as an inducement to enter into certain of the aforementioned agreements. The exercise price of the warrants is $15.00 per share, the market value of the stock at the date of grant. The warrants are issuable in varying installments corresponding with the commencement date of commercial service of Digital Mobile networks in certain regional market areas. At December 31, 1995 and 1996, warrants for approximately 2.1 million shares and 2.7 million shares, respectively, were issued and exercisable, and such warrants expire at various dates ranging from October 1999 to December 2000.

     In 1991, the Company entered into a financing agreement, as amended, with the NTFC providing for a $40.0 million line of credit for the purchase of six Northern Telecom Corporation switching systems and related services. The terms and conditions of the agreement were substantially identical to the Motorola Financing agreements. At December 31, 1995, $10.0 million was outstanding under this facility. On September 30, 1996, the agreements relating to this facility were amended and restated to become the Vendor Credit Facility and the balances outstanding under the NTFC financing were refinanced with the Vendor Credit Facility discussed above.

     For the years subsequent to December 31, 1996, annual maturities of long-term debt are as follows (in thousands):

        1997............................................................   $    1,524
        1998............................................................        1,109
        1999............................................................       53,852
        2000............................................................       98,960
        2001............................................................      207,193
        Thereafter......................................................    3,100,310
                                                                           ----------
                                                                            3,462,948
        Less unamortized discount.......................................      678,383
                                                                           ----------
                                                                           $2,784,565
                                                                            =========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE SWAPS -- In October 1996, NFC entered into an interest rate swap agreement with a notional amount of $320.0 million which will convert floating rate debt into fixed rate obligations with an effective interest rate of 5.9%. This swap commenced on October 2, 1996 for a one-year period expiring on October 2, 1997. As of December 31, 1996 based on estimates obtained from dealers, the Company would be obligated to pay $872,000 to settle this contract.

     In December 1996, NFC entered into an interest rate swap agreement with a notional amount of $100.0 million which will convert floating rate debt into fixed rate obligations with an effective interest rate of 5.36%. This swap commenced on December 13, 1996 and will terminate either on December 13, 1999 or on the first day of the quarterly interest payment period when the floating rate is equal to or exceeds 6.25%, whichever comes first. As of December 31, 1996 based on estimates obtained from dealers, the Company would receive $142,000 to settle this contract.

     SUBSEQUENT TRANSACTION -- On March 3, 1997, MIL completed a private placement of 951,463 units yielding $500.0 million of gross proceeds. Each unit is comprised of a 10-year senior discount note and a warrant to purchase 0.10616 shares of MIL common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no coupon payments for the first five years. The warrants are exercisable at a price of $36.45 and entitle the holders to purchase in the aggregate 1%, on a fully diluted basis, of the common stock of MIL.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                           1995                        1996
                                                 ------------------------    ------------------------
                                                  CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                   AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                 ----------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Marketable securities (including equity
  securities classified within other long-term
  assets).....................................   $  183,544    $  183,544    $   97,356    $   97,344
Other assets..................................   $   56,117    $   65,007    $   10,082    $   10,082
Long-term debt................................   $1,687,829    $1,386,808    $2,783,041    $2,354,400

     CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -- The carrying amounts of these items are a reasonable estimate of their fair value.

     MARKETABLE SECURITIES -- The fair value of these securities are estimated based on quoted market prices.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1995 and 1996, marketable securities (including equity securities classified within other long-term assets) consist of the following:

                                                                                  UNREALIZED
                                                          COST      FAIR VALUE    (LOSS) GAIN
                                                         -------    ----------    -----------
                                                                    (IN THOUSANDS)
        1995
        Available for sale:
          Debt securities.............................   $69,679      $ 68,443      $(1,236)
          Equity securities...........................   $59,618      $115,101      $55,483
        1996
        Available for sale:
          Debt securities.............................   $ 4,991      $  5,000      $     9
          Equity securities...........................   $69,159      $ 92,344      $23,185

     At December 31, 1996, the net unrealized gain on investments of approximately $15.0 million included in stockholders' equity is net of a related deferred income tax liability of approximately $8.2 million.

     OTHER ASSETS -- The fair value of other assets, consisting primarily of investments in promissory notes and escrow deposits, are estimated by discounting future cash flows using current rates at which similar notes would be issued to similar borrowers and quoted market prices, as applicable. At December 31, 1995 and 1996, it was not practicable to value investments in nonmarketable equity securities of foreign entities with a carrying value of approximately $55.5 million and $19.7 million, respectively. Accordingly, these investments are excluded from the above table.

     LONG-TERM DEBT -- The fair value of these securities are estimated based on quoted market prices of the 2003 Notes, 2004 Notes, OneComm 2004 Notes, Dial Page 2004 Notes, and Dial Page 2005 Notes. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available.

8.  INCOME TAXES

     The components of the income tax (benefit) provision were as follows:

                                                     NINE MONTHS
                                                        ENDED          YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,    ----------------------------
                                                         1994            1995            1996
                                                     ------------    ------------    ------------
                                                                    (IN THOUSANDS)
        Current:
          State...................................     $    385       $       825     $     1,070
                                                       ---------      -----------     -----------
        Deferred:
          Federal.................................      (59,612)         (161,700)       (272,279)
          State...................................      (12,118)          (39,727)        (35,983)
                                                       ---------      -----------     -----------
                                                        (71,730)         (201,427)       (308,262)
                                                       ---------      -----------     -----------
        Income tax benefit........................     $(71,345)      $  (200,602)    $  (307,192)
                                                       =========      ===========     ===========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of taxes computed at the statutory rate to the income tax benefit is as follows:

                                                     NINE MONTHS           YEAR ENDED
                                                        ENDED             DECEMBER 31,
                                                     DECEMBER 31,    ----------------------
                                                         1994          1995         1996
                                                     ------------    ---------    ---------
                                                                 (IN THOUSANDS)
        Income tax benefit at statutory rate......     $(69,018)     $(186,118)   $(302,124)
        State tax benefit -- net..................       (7,626)       (25,286)     (22,701)
        Amortization of goodwill..................        4,766          8,400       14,104
        Other.....................................          533          2,402        3,529
                                                     ------------    ---------    ---------
                                                       $(71,345)     $(200,602)   $(307,192)
                                                     ==========      =========    =========

     Deferred tax assets and liabilities consist of the following:

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1995         1996
                                                                 --------    ----------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Operating loss carryforwards........................   $405,784    $  725,452
          Deferred interest...................................     20,098        61,773
          Other...............................................     24,196        28,459
                                                                 --------    ----------
                                                                  450,078       815,684
        Valuation allowance -- net operating losses...........         --       (41,065)
                                                                 --------    ----------
                                                                  450,078       774,619
                                                                 --------    ----------
        Deferred tax liabilities:
          Property, plant and equipment.......................     66,348       112,012
          Intangibles.........................................    910,814     1,103,047
          Unrealized gain.....................................     22,193        22,724
          Other...............................................         --        42,352
                                                                 --------    ----------
                                                                  999,355     1,280,135
                                                                 --------    ----------
        Net deferred tax liability............................   $549,277    $  505,516
                                                                 ========     =========

     At December 31, 1996, the Company had approximately $1,511.0 million of consolidated net operating loss carryforwards for Federal income tax purposes which expire through 2011, and approximately $326.0 million of separate return net operating loss carryforwards which expire through 2011. The utilization of tax net operating losses may be subject to certain limitations.

     During the years ended December 31, 1995 and 1996, tax benefits of approximately $1.1 million and $7.4 million, respectively, related to the exercise of employee stock options, were credited to stockholders' equity.

9.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS -- The Company leases various equipment and office facilities under operating leases. Leases for analog antenna sites are generally a one year term or month-to-month; digital antenna sites are generally five year terms but are cancelable after a short notice period under certain circumstances. Future rental payments for such antenna site leases will approximate $30.5 million for the year ending December 31, 1997, including amounts due to Motorola of approximately $25.9 million (see Note 12).

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Office facilities and equipment other than antenna sites are leased under agreements with terms ranging from 1 to 10 years. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to ten years.

     For years subsequent to December 31, 1996, future minimum payments for all lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

            1997......................................................   $ 74,957
            1998......................................................     58,826
            1999......................................................     40,694
            2000......................................................     28,849
            2001......................................................     18,982
            Thereafter................................................     41,649
                                                                         --------
                                                                         $263,957
                                                                         ========

     Total rental expense was approximately $37.0 million, $58.9 million and $84.5 million for the nine months ended December 31, 1994, and the years ended December 31, 1995 and 1996, respectively.

     LEGAL CONTINGENCIES -- On July 10, 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which is being pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, plaintiffs claim that such damages resulted from defendants' certain alleged false and misleading statements regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile networks. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them.

     On September 19, 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice-Chairman and former Chairman of the Board, Morgan O'Brien, in the 1970s and early 1980s prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit, and intends to vigorously defend against them. On September 13, 1994, the Board of Directors determined that Morgan O'Brien, in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter.

     Unless otherwise indicated, the relevant plaintiffs have not specified amounts of damages being sought. Given the Company's assessment of the claims asserted against it in each such lawsuit, the Company does not believe that such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company and its subsidiaries are involved in certain other administrative proceedings and matters concerning legal issues rising in the ordinary course of business. Management can not predict the final

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

disposition of such issues, but believes that adequate provision has been made for probable losses and that the ultimate resolution of these proceedings will not have a material adverse effect on the accompanying financial statements.

     REGULATORY CONTINGENCIES -- On December 15, 1995, the FCC released new 800 MHz SMR licensing rules intended to provide for the auction of geographic-area based SMR licenses in the top 200 SMR channels on an Economic Area ("EA") basis. The 200 channels will be auctioned in blocks of 120 channels, 60 channels and 20 channels in an auction that the FCC has announced will occur in 1997. Once an upper 200-channel EA license is obtained, the licensee will have the authority to construct, operate and modify its systems within the licensed geographic area without first obtaining FCC approval. To ensure proper construction and use of the spectrum, EA licensees will be required to provide services to one-third of the population within two years, and two-thirds of the population within five years using more than 50% of the EA licensee's channels. Failure to meet these build out requirements will result in loss of the EA license.

     Because the upper 200 channels in the 800 MHz SMR service are licensed to existing SMR providers, the EA licensee will have the authority to relocate incumbents within the EA to the lower 230 SMR channels. Consequently, Nextel may be subject to relocation in an EA for which it currently holds licenses but fails to obtain the EA geographic-area license. Any incumbent not relocated out of the EA licensed area must be provided co-channel protection by the EA licensee, and will be permitted to make only those system modifications that do not expand their current interference contour. The incumbent licenses will also be provided an opportunity to convert their current site-by-site licenses to a single license encompassing their existing authorized service area contours.

     In addition to promulgating new rules for the upper 200 800 MHz channels, the FCC proposed on December 15, 1995 to license the lower 230 SMR channels on an EA basis. The FCC has proposed to auction the lower channels as an "entrepreneur block" thus limiting auction participation to small businesses which would likely exclude Nextel from eligibility to bid on the lower channels. The FCC proposal would not permit lower EA licensees to relocate incumbents.

10.  STOCKHOLDERS' EQUITY

     During 1995, the Company increased its authorized shares to 613.9 million of which 515.0 million shares are authorized as Class A Common Stock (par value $.001 per share), 35.0 million shares as Class B nonvoting convertible common stock (par value $.001 per share), and 63.9 million shares as Preferred Stock (par value $.01 per share). The Class B Common Stock is convertible on a one-to-one basis into Class A Common Stock at the option of the holder subject to certain restrictions on the holder.

     STOCK ISSUANCES -- In 1992, the Company entered into a Stock Purchase Agreement (the "Comcast Agreement") and related Option Agreement (the "Comcast Option"), as amended, with Comcast Corporation and/or its wholly-owned subsidiary, Comcast FCI, Inc. (collectively, "Comcast") whereby Comcast agreed to purchase $100.0 million of Class A Common Stock. The first $50.0 million was purchased for cash in 1992 at $14.00 per share. The second $50.0 million, was comprised of $35.0 million which was subject to a contingent purchase opportunity for a cash price set on June 30, 1995 at 90% of the then prevailing market price (such contingent purchase opportunity was not exercised) and $15.0 million which was deemed to be satisfied upon the Company's purchase of Comcast SMR properties located in Philadelphia (see Note 2). Under the terms of the Comcast Option, Comcast purchased for $20.0 million a five-year option to acquire an additional 25.0 million shares of Class A Common Stock at an exercise price of $16.00 per share. The option price was paid in the form of a $20.0 million five-year promissory note which accrued interest at 5% per annum. On June 30, 1995, the rights and obligations of the Company and Comcast with respect to the potential $35.0 million equity investment expired, and on July 18, 1995, Comcast repaid the $20.0 million note, plus accrued interest. On March 20, 1997, Nextel entered into arrangements with Comcast that provided for the purchase by Unrestricted Subsidiary Funding Company, a wholly-owned subsidiary of Nextel

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

("USFC"), of the Comcast rights pursuant to the options described above for a purchase price of $25.0 million (the "Comcast Repurchase Option"). The terms of the agreement relating to such option purchases provided for the termination of a number of previously existing relationships between Nextel and Comcast, including the Comcast Agreement and related documents.

     Pursuant to the Comcast Agreement, Comcast was granted certain rights to purchase additional shares of Class A Common Stock upon any public or private issuances of such shares by the Company as specified in the Comcast Agreement (the "Comcast Purchase Right"). On May 1, 1995, Comcast exercised its right to purchase shares in connection with the Dial Page Merger (see Note 2). Under the terms of the Company's agreement with Comcast, the rights with respect to the issuance of shares in the transactions with Motorola, OneComm and Digital Radio, L.L.C. ("Digital Radio") (as described below) lapsed on April 30, 1995. On February 9, 1996, Comcast purchased approximately 8.2 million shares of Class A Common Stock for approximately $99.9 million, pursuant to Comcast's exercise of its anti-dilutive rights with respect to the Dial Page Merger. The Comcast Purchase Right was terminated in connection with the Comcast Option Repurchase.

     On July 28, 1995, the Company consummated a securities purchase agreement with Digital Radio and Craig O. McCaw ("McCaw") (the "McCaw Securities Purchase Agreement" or the "McCaw Transaction") pursuant to which Digital Radio purchased for an aggregate price of $300.0 million, Nextel units (the "Units") consisting of approximately 8.2 million shares of a newly created Class A Convertible Redeemable Preferred Stock and 82 shares of a newly created Class B Convertible Preferred Stock. The Units are convertible into approximately 24.5 million shares of the Class A Common Stock and are redeemable under certain circumstances solely at the Company's option. The Preferred Stock only pays dividends under certain limited circumstances. In addition, pursuant to three separate option agreements, Digital Radio may purchase for cash up to 35.0 million shares of Class A Common Stock at exercise prices ranging from $15.50 to $21.50 per share for periods of two to six years from July 28, 1995. On April 5, 1995, Digital Radio purchased approximately 1.2 million shares of Class A Common Stock for an aggregate purchase price of approximately $14.9 million ($12.6 million net of applicable expenses attributable to both such initial investment and the additional investments described above).

     Pursuant to the McCaw Securities Purchase Agreement, the McCaw Investor was granted anti-dilutive rights with respect to certain Nextel share issuances, which rights and related terms are largely comparable to the Comcast Purchase Right ("McCaw Purchase Right"). In November 1996, upon the issuance of shares in connection with an acquisition, the McCaw Investor exercised its anti-dilutive rights, which resulted in the sale of 373,846 treasury shares of Nextel Class A Common Stock to the McCaw Investor for $6.5 million.

     In connection with the McCaw Transaction, the Company also entered into a management support agreement with Eagle River, Inc. ("Eagle River"), an affiliate of Digital Radio, to provide management and consulting services from time to time as requested. In consideration for these services, the Company entered into an incentive option agreement granting Eagle River an option to purchase an aggregate of up to 1.0 million shares of Class A Common Stock at an exercise price of $12.25 per share, exercisable over two, four and six years. For the years ended December 31, 1995 and 1996 approximately $905,000 and $1.8 million of compensation expense was charged to operations in connection with these agreements. During the years ended December 31, 1995 and 1996, the Company paid Eagle River approximately $247,000 and $348,000 under the terms of this agreement for reimbursement of expenses.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     WARRANT ISSUANCES -- The following is a summary of issued and outstanding warrants for the purchase of the Company's Class A Common Stock:

                                                                  SHARES
                                                                COVERED BY
                                                                 WARRANTS            PRICE
                                                                ----------    -------------------
    Issued and outstanding, April 1, 1994 and December 31,
      1994...................................................   32,614,485    $0.001     - $16.00
    Acquired.................................................      497,139                  17.64
    Exercised................................................     (580,000)    0.001     -   2.00
                                                                ----------    ------       ------
    Issued and outstanding, December 31, 1995................   32,531,624      2.00     -  17.64
    Acquired.................................................    2,160,067     12.14     -  43.16
                                                                ----------    ------       ------
    Issued and outstanding, December 31, 1996................   34,691,691    $ 2.00     - $43.16
                                                                 =========    ======       ======
    Exercisable, December 31, 1996...........................   34,391,691    $ 2.00     - $43.16
                                                                 =========    ======       ======

     On March 20, 1997, an option to acquire 25.0 million shares, covered by warrants outstanding as of December 31, 1996, was repurchased pursuant to the Comcast Option Repurchase described above.

11.  STOCK AND EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OPTION PLANS -- The Company's Incentive Equity Plan (the "Plan") provides for the issuance of up to 24.0 million shares of Class A Common Stock to officers and key employees. Generally, options outstanding under the Company's stock option plan: (1) are granted at prices equal to or exceeding the market value of the stock on the grant date; (2) vest ratably over either a four or five year service period; and (3) expire ten years subsequent to award.

     A summary of the Plan activity is as follows:

                                                                                          WEIGHTED
                                                                     OPTION               AVERAGE
                                                   SHARES          PRICE RANGE         EXERCISE PRICE
                                                 ----------    -------------------    ----------------
    Outstanding, March 31, 1994...............    5,497,777    $ 1.25     - $40.75         $16.65
    Granted...................................      288,600     13.50     -  40.25          19.12
    Acquired..................................       38,026     14.20     -  14.20          14.20
    Canceled..................................     (118,088)     3.50     -  40.25          33.81
    Exercised.................................     (248,694)     1.25     -  15.87           5.56
                                                 ----------    ------       ------        -------
    Outstanding, December 31, 1994............    5,457,621      1.25     -  40.75          17.47
    Granted...................................    3,246,050     12.25     -  19.38          21.92
    Acquired..................................    1,382,835      2.82     -  19.09          11.34
    Canceled..................................     (141,417)     3.50     -  40.25          21.59
    Exercised.................................     (728,766)     1.25     -  15.00           2.79
                                                 ----------    ------       ------        -------
    Outstanding, December 31, 1995............    9,216,323      1.25     -  40.75          18.60
    Granted...................................    5,332,995     13.50     -  19.75          15.64
    Acquired..................................    2,198,192     10.28     -  42.97          12.77
    Canceled..................................   (2,969,568)     1.75     -  40.25          17.11
    Exercised.................................   (1,522,873)     1.25     -  15.00           7.39
                                                 ----------    ------       ------        -------
    Outstanding, December 31, 1996............   12,255,069    $ 1.75     - $42.97         $16.50
                                                  =========    ======       ======    =============
    Exercisable, December 31, 1996............    4,912,535    $ 1.75     - $42.97         $13.45
                                                  =========    ======       ======    =============

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following is a summary of the status of stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    --------------------------------------------     ------------------------------
                                   WEIGHTED-AVERAGE     AVERAGE                    WEIGHTED-AVERAGE
    EXERCISE        NUMBER OF            LIFE           EXERCISE     NUMBER OF         EXERCISE
  PRICE RANGE         SHARES          REMAINING          PRICE        SHARES            PRICE
----------------    ----------     ----------------     --------     ---------     ----------------
                                       (YEARS)
 $1.75 - $5.00       1,422,227            3.7            $ 4.50      1,361,981          $ 4.56
  7.00 - 10.28       1,358,120            5.3              9.30      1,358,120            9.30
 13.08 - 18.38       7,729,357            8.7             15.19      1,562,915           14.44
 19.09 - 25.63         242,776            8.6             21.99         42,060           25.07
 30.75 - 42.97       1,502,589            6.9             40.17        587,459           40.20
                    ----------                                       ---------
                    12,255,069            7.5             16.50      4,912,535           13.45
                     =========                                        ========

     The Plan also provides for the grant of deferred shares at no cost to the participants in consideration of services performed. Generally, these deferred shares vest over a three-year period. An accelerated vesting schedule may be triggered in the event of a change in control of the Company. During the nine months ended December 31, 1994, and the years ended December 31, 1995 and 1996, the Company granted deferred shares of 29,000, 77,000, and 1,100,000, respectively. Compensation expense of $160,000, $1.7 million and $4.2 million has been recognized in relation to the deferred share grants for the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.

     In connection with the nationwide construction of the Digital Mobile network, the Company entered into a stock performance compensation arrangement covering certain senior managers and granted options covering 578,500 shares of Class A Common Stock with an exercise price of $16.125. Vesting is based upon completion of the buildout by certain dates; one-third of the options vest immediately upon completion, one-third vest 12 months after completion, and the remainder vest 24 months after completion.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1995 and 1996, consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1995         1996
                                                                 ---------    ---------
                                                                     (IN THOUSANDS)
        Net loss
          As reported.........................................   $(331,165)   $(556,020)
                                                                 =========    =========
          Pro forma...........................................   $(337,271)   $(570,467)
                                                                 =========    =========
        Loss per common share:
          As reported.........................................   $   (2.31)   $   (2.50)
                                                                 =========    =========
          Pro forma...........................................   $   (2.35)   $   (2.56)
                                                                 =========    =========
        Weighted average fair value of options granted........   $   14.79    $   10.56
                                                                 =========    =========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts. SFAS 123 does not apply to awards granted prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                1995           1996
                                                             -----------    -----------
        Expected stock price volatility...................       55%            55%
        Risk-free interest rate...........................   5.9% - 7.9%    5.7% - 7.1%
        Expected life of options..........................     8 years        8 years
        Expected dividend yield...........................      0.00%          0.00%

     The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of weekly closing prices of the Company's stock from its initial offering date to the present. The risk-free rate of return used equals the yield on ten-year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

     NOTES RECEIVABLE FROM STOCKHOLDERS -- As of December 31, 1995 and 1996, notes receivable from stockholders of approximately $1.0 million and $1.1 million were outstanding. These notes, included in stockholders' equity, represent advances to certain former officers for the exercise of options, are non-interest bearing and are payable on the expiration dates of the option grants.

     STOCK APPRECIATION RIGHTS -- On November 1, 1996, MIL adopted a Stock Appreciation Rights Plan, which was effective as of November 1, 1995, whereby selected employees and agents of MIL may be granted rights to share in the future appreciation in the value of MIL. Such rights do not represent an equity interest in MIL, only a right to compensation under the terms of the plan.

     MIL retroactively granted 1,160,000 rights under the plan, at an exercise price of $10.00 per right, on dates ranging from October 1, 1995 to October 28, 1996, with vesting periods of 4 years. Rights under the plan may not be exercised until the employee has vested in 50% of the grants. As of December 31, 1995 and 1996, there were 755,000 and 1,240,000 rights outstanding, respectively. None of those rights were exercisable under the terms of the plan. MIL had no commitment to make payments under the plan at December 31, 1995 and 1996 and no compensation expense had been recognized because there had been no appreciation in the value of the rights from the time of issuance to December 31, 1995 and 1996.

     EMPLOYEE STOCK PURCHASE PLAN -- Under the 1996 Employee Stock Purchase Plan ("ESPP"), eligible employees may subscribe to purchase shares of the Company's Class A Common Stock through payroll deductions up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code). A total of 5.0 million shares are available for purchase under the plan. The plan will terminate on the tenth anniversary of its adoption. During 1996, 7,360 treasury shares were issued pursuant to the plan at a price per share of $15.725.

     EMPLOYEE BENEFIT PLAN -- The Company has defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a matching contribution of $.50 for every $1.00 contributed by the employee up to 4% of each employee's salary. Such contributions were approximately $287,000, $997,000 and $2.0 million for the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively. At December 31, 1996, the Company had no other pension or postemployment benefit plans.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  RELATED PARTY TRANSACTIONS

     At December 31, 1996, Motorola owned approximately 19% and 100% of the Company's outstanding Class A and Class B Common Stock, respectively.

     During the years ended December 31, 1995 and 1996, the Company acquired approximately $217.2 million and $490.8 million of infrastructure and other equipment, handsets, warranties, rent and services from Motorola. At December 31, 1995 and 1996, amounts payable to Motorola, classified within accounts payable, accrued expense and other, approximated $179.4 million and $61.0 million. Under certain agreements, as amended, the Company is committed to purchase from Motorola a significant amount of system infrastructure equipment through 1999. Motorola is the principal supplier of the Company's Digital Mobile infrastructure equipment and handsets.

     On June 28, 1996 the Company completed the acquisition of certain 800 MHz trunked SMR systems, located in Hawaii, from Motorola for approximately $5.4 million in cash.

     On August 23, 1996, the Company through NIC loaned Grupo $12.0 million. The principal and accrued interest outstanding as of December 31, 1996 was approximately $3.4 million.

13.  SUBSEQUENT EVENTS

     On March 27, 1997, Nextel and Motorola reached agreement on terms and conditions pursuant to which Nextel could access up to an additional $450.0 million of equipment financing through Motorola. In order to access such additional financing, Nextel would be required to procure certain consents, waivers and/or participation commitments from a number of third parties, and to obtain modifications to the terms of the Bank and Vendor Credit Facilities, the related security documents and the Nextel Indentures and to satisfy certain other conditions.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST       SECOND        THIRD       FOURTH
                                               ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1996
    ----------------------------------------
    Revenues................................   $  68,318    $  77,619    $  91,040    $  95,961
    Operating loss..........................    (146,944)    (160,420)    (159,638)    (178,864)
    Net loss................................    (118,718)    (130,028)    (148,883)    (158,391)
    Net loss per common share...............       (0.56)       (0.58)       (0.66)       (0.70)
    1995
    ----------------------------------------
    Revenues................................   $  29,501    $  30,177    $  51,074    $  60,951
    Operating loss..........................     (70,139)     (73,223)    (133,440)    (150,084)
    Net loss................................     (53,199)     (56,982)    (102,134)    (118,850)
    Net loss per common share...............       (0.50)       (0.53)       (0.61)       (0.62)

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                           1995          1996
                                                                        ----------    ----------
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................   $  204,048    $    8,837
  Marketable securities..............................................       64,685            --
  Accounts receivable................................................          311            15
  Other..............................................................          151         4,446
                                                                        ----------    ----------
          Total current assets.......................................      269,195        13,298
PROPERTY, PLANT AND EQUIPMENT, net...................................        1,602         6,028
INTANGIBLE ASSETS, net...............................................          587         4,541
DEFERRED INCOME TAXES................................................       32,263        71,110
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES..........................    4,063,337     4,711,946
OTHER ASSETS.........................................................       65,676       125,796
                                                                        ----------    ----------
                                                                        $4,432,660    $4,932,719
                                                                        ==========    ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other.......................   $   35,039    $   81,090
  Current portion of long-term debt..................................          517           951
                                                                        ----------    ----------
          Total current liabilities..................................       35,556        82,041
LONG-TERM DEBT.......................................................    1,451,963     2,042,540
COMMITMENTS AND CONTINGENCIES (NOTE 1)
STOCKHOLDERS' EQUITY.................................................    2,945,141     2,808,138
                                                                        ----------    ----------
                                                                        $4,432,660    $4,932,719
                                                                        ==========    ==========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1994         1995         1996
                                                              ---------    ---------    ---------
OPERATING EXPENSES
  Selling, general and administrative......................   $  11,846    $  28,293    $  80,559
  Expenses related to corporate reorganization.............          --        6,379           --
  Depreciation and amortization............................       2,053        1,770        2,122
                                                              ---------    ---------    ---------
                                                                 13,899       36,442       82,681
                                                              ---------    ---------    ---------
OTHER INCOME (EXPENSE)
  Interest expense.........................................     (80,465)    (116,034)    (202,035)
  Interest income ($43,219, $96,485 and $131,997
     intercompany).........................................      60,626      113,501      144,057
  Intercompany management fee..............................      14,811       23,413       80,559
  Other....................................................          20          (30)          49
                                                              ---------    ---------    ---------
                                                                 (5,008)      20,850       22,630
                                                              ---------    ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN NET LOSSES OF
  SUBSIDIARIES.............................................     (18,907)     (15,592)     (60,051)
INCOME TAX BENEFIT.........................................       7,000       46,232       36,514
                                                              ---------    ---------    ---------
INCOME (LOSS) BEFORE EQUITY IN NET LOSSES OF
  SUBSIDIARIES.............................................     (11,907)      30,640      (23,537)
EQUITY IN NET LOSSES OF SUBSIDIARIES.......................    (113,942)    (361,805)    (532,483)
                                                              ---------    ---------    ---------
NET LOSS...................................................   $(125,849)   $(331,165)   $(556,020)
                                                              =========    =========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1994         1995         1996
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................   $(125,849)   $(331,165)   $(556,020)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities........................     150,885      334,021      236,417
                                                              ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities.....................................      25,036        2,856     (319,603)
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to subsidiaries..............    (622,928)    (335,399)    (123,244)
  (Increase) decrease in other assets......................      (6,246)      (4,495)       9,873
  Payments for acquisitions, net of cash acquired..........     (13,011)     (48,577)      61,417
  Capital expenditures.....................................      (4,968)        (925)      (5,951)
  Decrease in marketable securities........................     257,576      102,616       65,692
                                                              ---------    ---------    ---------
          Net cash (used in) provided by investing
            activities.....................................    (389,577)    (286,780)       7,787
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt financing activities -- other.......................        (768)        (611)       1,969
  Common stock issued......................................      74,685       16,112      108,087
  Preferred stock issued...................................          --      300,000           --
  Treasury stock issued....................................          --           --        6,549
  Notes receivable -- incentive equity plan................          14          227           --
                                                              ---------    ---------    ---------
          Net cash provided by financing activities........      73,931      315,728      116,605
                                                              ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......    (290,610)      31,804     (195,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............     462,854      172,244      204,048
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................   $ 172,244    $ 204,048    $   8,837
                                                              =========    =========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications, Inc. and Subsidiaries, included elsewhere herein.

2. The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3. The parent company income tax benefit represents the difference between taxes computed on a consolidated basis and taxes calculated by the subsidiaries on a separate return basis.

4. Certain net assets and related operations of the parent company were contributed to a wholly-owned subsidiary. The accompanying condensed financial statements for 1994 and 1995 have been reclassified as a result of these contributions.

5. The parent company has an agreement with each of its wholly-owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services. The fees charged to the subsidiaries for the performance of administrative services totaled approximately $14.8 million, $23.4 million and $80.6 million for the nine months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO      CHARGED
                                          BEGINNING     COSTS AND      TO OTHER                     BALANCE AT
                                          OF PERIOD      EXPENSES     ACCOUNTS(1)    DEDUCTIONS    END OF PERIOD
                                          ----------    ----------    -----------    ----------    -------------
Nine Months Ended December 31, 1994
  Allowance for Doubtful Accounts......     $  642        $1,139         $  377        $  (335)       $ 1,823
                                            ======        ======         ======        =======        =======
Year Ended December 31, 1995
  Allowance for Doubtful Accounts......     $1,823        $1,936         $2,538        $(1,065)       $ 5,232
                                            ======        ======         ======        =======        =======
Year Ended December 31, 1996
  Allowance for Doubtful Accounts......     $5,232        $6,968         $2,477        $(3,903)       $10,774
                                            ======        ======         ======        =======        =======

---------------
(1) Allowances of acquired companies.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1997 Annual Meeting, which is scheduled to be filed on or before April 29, 1997, under the caption "Election of Directors." The information required herein regarding executive officers required is set forth in Part I hereof under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference. The information required herein regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1997 Annual Meeting, which is scheduled to be filed on or before April 29, 1997, under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934 by Company Officers, Directors and 10% Stockholders."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1997 Annual Meeting, which is scheduled to be filed on or before April 29, 1997, under the captions "Executive Compensation" And "Election of Directors -- Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1997 Annual Meeting, which is scheduled to be filed on or before April 29, 1997, under the caption "Securities Ownership of Management and Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1997 Annual Meeting, which is scheduled to be filed on or before April 29, 1997, under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) The following Financial Statements are included in Part II Item 8:

                                                                                        PAGE
                                                                                        ----
        Independent Auditors' Report.................................................    F-2
        Consolidated Balance Sheets, December 31, 1995 and 1996......................    F-3
        Consolidated Statements of Operations, Nine Months Ended December 31, 1994
          and Years Ended December 31, 1995 and 1996.................................    F-4
        Consolidated Statements of Changes in Stockholders' Equity, Nine Months Ended
          December 31, 1994 and Years Ended December 31, 1995 and 1996...............    F-5
        Consolidated Statements of Cash Flows, Nine Months Ended December 31, 1994
          and Years Ended December 31, 1995 and 1996.................................    F-6
        Notes to Consolidated Financial Statements...................................    F-7

         (2) Financial Statement Schedules are submitted herewith and are included herein in 14(d):

        Schedule I...................................................................   F-28
        Schedule II..................................................................   F-32

                            ------------------------

         (3) List of Exhibits -- Refer to Exhibit Index on pages 54-59, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

          (1) The Registrant filed a Current Report on Form 8-K dated September 30, 1996 and filed with the Commission on October 1, 1996 reporting under
     Item 5 the execution of the Bank and Vendor Credit Facility.

          (2) The Registrant filed a Current Report on Form 8-K dated and filed with the Commission on October 3, 1996 reporting under Item 5 thereof the execution of an agreement of merger and plan of reorganization dated October 2, 1996 between the Company and PCI providing for the merger of PCI with a wholly owned subsidiary of the Company.

          (3) The Registrant filed a Current Report on Form 8-K dated and filed with the Commission on November 4, 1996 reporting under Item 5 thereof the execution of an agreement and plan of merger between the Company and WVB providing for the merger of WVB with a wholly owned subsidiary of the Company.

          (4) The Registrant filed a Current Report on Form 8-K dated November 22, 1996 and filed with the Commission on November 26, 1996 reporting under
     Item 5 thereof the execution of an amendment to the Registration Agreement dated as of August 23, 1996 and filed as an Exhibit to the Company's Registration on Form S-3 (File No. 333-11733).

     (c) Exhibits listed above in Item 14(a)(3) are included herein.

     (d) Financial Statement Schedules listed above in Item 14(a)(2) are incorporated herein by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McLean, Commonwealth of Virginia.

                                          NEXTEL COMMUNICATIONS, INC.

                                          By:     /s/ STEVEN M. SHINDLER
                                            ------------------------------------
March 31, 1997                                       Steven M. Shindler
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below.

             SIGNATURE                                             TITLE
-----------------------------------     ------------------------------------------------------------

    /s/      DANIEL F. AKERSON          Chairman of the Board, Chief Executive Officer and Director
-----------------------------------     (Principal Executive Officer)
         Daniel F. Akerson

     /s/    TIMOTHY M. DONAHUE          President and Chief Operating Officer
-----------------------------------
        Timothy M. Donahue

    /s/     STEVEN M. SHINDLER          Senior Vice President and Chief Financial Officer
-----------------------------------     (Principal Financial Officer)
        Steven M. Shindler

    /s/      STEPHEN M. BAILOR          Vice President and Corporate Controller
-----------------------------------     (Principal Accounting Officer)
         Stephen M. Bailor

    /s/      MORGAN E. O'BRIEN          Vice Chairman of the Board and Director
-----------------------------------
         Morgan E. O'Brien

     /s/           KEITH BANE           Director
-----------------------------------
            Keith Bane

                                        Director
-----------------------------------
           Robert Cooper

     /s/        CRAIG O. MCCAW          Director
-----------------------------------
          Craig O. McCaw

     /s/      KEISUKE NAKASAKI          Director
-----------------------------------
         Keisuke Nakasaki

     /s/      MASAAKI TORIMOTO          Director
-----------------------------------
         Masaaki Torimoto

    /s/     DENNIS M. WEIBLING          Director
-----------------------------------
        Dennis M. Weibling

     /s/     WILLIAM E. CONWAY          Director
-----------------------------------
         William E. Conway

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
 2.1        Amended and Restated Agreement of Merger and Plan Reorganization by and between
            Nextel Finance Company, DCCI Merger Inc. and Pittencrieff Communications, Inc.,
            dated as of December 3, 1996.
 3.1        Restated Certificate of Incorporation of Nextel (filed on July 31, 1995 as
            Exhibits No. 4.1.1 and 4.1.2 to Nextel's Post-Effective Amendment No. 1 on Form
            S-8 to Registration Statement No. 33-91716 on Form S-4 (the "Nextel S-8
            Registration Statement") and incorporated herein by reference).
 3.2        Amended and Restated By-Laws of Nextel (filed on July 31, 1995 as Exhibit No. 4.2 to the Nextel S-8 Registration Statement and incorporated herein by reference).
 4.1        Restated Certificate of Incorporation of Nextel (see Exhibit No. 3.1 above).
 4.2        Amended and Restated By-Laws of Nextel (see Exhibit No. 3.2 above).
 4.3        Indenture between Old Nextel and The Bank of New York, as Trustee, dated August
            15, 1993 (the "August Indenture") (filed on December 23, 1993 as Exhibit No. 4.13 to Old Nextel's Registration Statement No. 33-73388 on Form S-4 (the "PowerFone
            S-4") and incorporated herein by reference).
 4.4        Form of Note issued pursuant to the August Indenture (included in Exhibit No.
            4.3).
 4.5        Indenture between Old Nextel and the Bank of New York, as Trustee, dated as of
            February 15, 1994 (the "February Indenture") (filed on March 1, 1994 as Exhibit
            No. 4.1 to Old Nextel's Current Report on Form 8-K dated February 16, 1994 and incorporated herein by reference).
 4.6        Form of Note issued pursuant to the February Indenture (included in Exhibit No.
            4.5).
 4.7        Supplemental Indenture dated as of June 30, 1995 to the August Indenture between
            Old Nextel and The Bank of New York (filed on November 14, 1995 as Exhibit 4.1 to
            Nextel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.8        Supplemental Indenture dated as of June 30, 1995 to the February Indenture between
            Old Nextel and The Bank of New York (filed on November 14, 1995 as Exhibit 4.2 to
            Nextel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.9        Second Supplemental Indenture dated as of July 28, 1995 between ESMR, Inc. (now known as Nextel), as Successor by Merger to Old Nextel and The Bank of New York
            (relating to the August Indenture) (filed on November 14, 1995 as Exhibit 4.3 to
            Nextel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.10       Second Supplemental Indenture dated as of July 28, 1995 between ESMR, Inc. (now known as Nextel), as Successor by Merger to Old Nextel and The Bank of New York
            (relating to the February Indenture) (filed on November 14, 1995 as Exhibit 4.4 to
            Nextel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.11       Indenture for Senior Redeemable Discount Notes due 2004, dated as of January 13,
            1994, between OneComm (formerly called CenCall Communications Corp.) and The Bank of New York (the "OneComm Indenture") (filed on June 7, 1995 as Exhibit No. 99.2 to Old Nextel's Registration Statement No. 33-93182 on Form S-4 (the "OneComm S-4
            Registration Statement") and incorporated herein by reference).
 4.12       Form of Note issued pursuant to the OneComm Indenture (included in Exhibit 4.11).

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
 4.13       Supplemental Indenture dated as of June 30, 1995 to the OneComm Indenture between
            OneComm (formerly called CenCall Communications Corp.) and The Bank of New York
            (filed on November 14, 1995 as Exhibit 10.12 to Nextel's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.14       Second Supplemental Indenture dated as of July 28, 1995 between Nextel (formerly known as ESMR, Inc.), as successor to OneComm, and The Bank of New York (relating to the OneComm Indenture) (filed on November 14, 1995 as Exhibit 10.13 to Nextel's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
 4.15       Indenture for Senior Redeemable Discount Notes due 2004, dated as of April
            25,1994, between Dial Call and The Bank of New York (the "2004 Indenture") (filed on June 7, 1995 as Exhibit 99.4 to the OneComm S-4 Registration Statement and
            incorporated herein by reference).
 4.16       Supplemental Indenture, dated as of August 7, 1995, to the 2004 Indenture between
            Dial Call and The Bank of New York (filed on December 5, 1995 as Exhibit 99.3 to the Nextel's Registration Statement No. 33-80021 on Form S-4 (the "Dial Page S-4
            Registration Statement") and incorporated herein by reference).
 4.17       Second Supplemental Indenture, dated as of January 30, 1996, to the 2004 Indenture between Dial Page (as successor to Dial Call) and The Bank of New York (filed on
            April 1, 1996 as Exhibit No. 4.26 to Nextel's Annual Report on Form 10-K for the
            year ended December 31, 1995 (the "1995 Form 10-K") and incorporated herein by reference).
 4.18       Third Supplemental Indenture, dated as of January 30, 1996, to the 2004 Indenture between Nextel (as successor to Dial Page) and The Bank of New York (filed on
            April 1, 1996 as Exhibit No. 4.27 to the 1995 Form 10-K and incorporated herein by reference).
 4.19       Indenture for Senior Discount Notes due 2005, dated as of December 22, 1993, between Dial Call and The Bank of New York (the "2005 Indenture") (filed as
            Exhibit 99.3 to the OneComm S-4 Registration Statement and incorporated herein by reference).
 4.20       Supplemental Indenture, dated as of April 25, 1994, to the 2005 Indenture between
            Dial Call and The Bank of New York (filed on April 1, 1996 as Exhibit No. 4.29 to the 1995 Form 10-K and incorporated herein by reference).
 4.21       Supplemental Indenture, dated as of June 30, 1995, to the 2005 Indenture between
            Dial Call and The Bank of New York (filed on December 5, 1995 as Exhibit 99.4 to the Dial Page S-4 Registration Statement and incorporated herein by reference).
 4.22       Third Supplemental Indenture, dated as of January 30, 1996, to the 2005 Indenture between Dial Page (as successor to Dial Call) and The Bank of New York (filed on
            April 1, 1996 as Exhibit No. 4.31 to the 1995 Form 10-K and incorporated herein by reference).
 4.23       Fourth Supplemental Indenture, dated as of January 30, 1996, to the 2005 Indenture between Nextel (as successor to Dial Page) and The Bank of New York (filed on
            April 1, 1996 as Exhibit No. 4.32 to the 1995 Form 10-K and incorporated herein by reference).
 4.24       Indenture for Senior Discount Notes due 2007, dated as of March 6, 1997, between
            McCaw International and The Bank of New York, as Trustee (the "McCaw Indenture").
 4.25       Form of Note issued pursuant to the McCaw Indenture (included in Exhibit 4.24).
 4.26       Warrant Agreement, dated as of March 6, 1997, between McCaw International and The
            Bank of New York.
 4.27       Credit Agreement dated as of September 27, 1996 among Nextel, NFC, the Restricted
            Companies party thereto, the Lenders party thereto, Toronto-Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed on October 1, 1996 as Exhibit 99.1 to the Company's Current Report on Form 8-K
            dated September 27, 1996 (the "September 27 Form 8-K") and incorporated herein by reference).

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
 4.28       Amended, Restated and Consolidated Credit Agreement dated as of September 27, 1996 among Nextel, NFC, the Restricted Companies party thereto and the Vendors party thereto (filed on October 1, 1996 as Exhibit 99.2 to the September 27 Form 8-K and
            incorporated herein by reference).
10.1        Amended and Restated Current Stock Unit Purchase Warrant No. CM-1 dated June 15,
            1990 issued by Old Nextel to Chase Manhattan Investment Holdings, Inc. (filed on
            October 17, 1991 as Exhibit No. 10.8 to the S-1 Registration Statement and
            incorporated herein by reference).
10.2        Current Stock Unit Purchase Warrant No. CM-3 dated June 15, 1990 issued by Old
            Nextel to Chase Manhattan Investment Holdings, Inc. (filed on October 17, 1991 as
            Exhibit No. 10.10 to the S-1 Registration Statement and incorporated herein by reference).
10.3        Current Stock Unit Purchase Warrant No. 2 dated January 29, 1988 issued by Old
            Nextel to Kansallis-Osake-Pankki (filed on October 17, 1991 as Exhibit No. 10.12 to the S-1 Registration Statement and incorporated herein by reference).
10.4        Registration Rights Agreement dated as of June 15, 1990 between Old Nextel and
            Chase Manhattan Investment Holdings, Inc. (filed on October 17, 1991 as Exhibit
            No. 10.21 to the S-1 Registration Statement and incorporated herein by reference.)
10.5        Registration Rights Agreement dated as of December 20, 1990 between Old Nextel and the persons appearing on the signature pages thereof under the caption "ORIGINAL
            INVESTORS" (filed on October 17, 1991 as Exhibit No. 10.22 to the S-1 Registration
            Statement and incorporated herein by reference).
10.6        Stock Purchase Agreement dated as of September 26, 1988 by and among Old Nextel,
            First Capital Corporation of Chicago and Madison Dearborn Partners IV, as amended by the letter dated February 7, 1989 (filed on October 17, 1991 as Exhibit No.
            10.27 to the S-1 Registration Statement and incorporated herein by reference).
10.7        Stock Purchase Agreement dated as of December 4, 1989 by and among Old Nextel,
            First Chicago Investment Corporation and Madison Dearborn Partners IV (filed on
            November 15, 1991 as Exhibit No. 10.28 to the S-1 Registration Statement and
            incorporated herein by reference).
10.8        Subscription Agreement dated as of July 24, 1989 by and between First Chicago
            Investment Corporation and Old Nextel, as amended pursuant to, and in accordance with, the Stock Purchase Agreement, dated as of December 4, 1989 (filed on
            November 15, 1991 as Exhibit No. 10.29 to the S-1 Registration Statement and
            incorporated herein by reference).
10.9        Subscription Agreement dated as of July 24, 1989 by and between Old Nextel and
            Madison Dearborn Partners V, as amended pursuant to, and in accordance with, the
            Stock Purchase Agreement, dated as of December 4, 1989 (filed on November 15, 1991 as Exhibit No. 10.30 to the S-1 Registration Statement and incorporated herein by reference).
10.10***    Employment Agreement, dated as of June 15, 1987, between Old Nextel and Morgan E.
            O'Brien, and Amendment dated January 29, 1990 (filed on October 17, 1991 as
            Exhibit No. 10.34 to the S-1 Registration Statement and incorporated herein by reference).
10.11***    Employment Agreement, dated as of June 15, 1987, between Old Nextel and Brian D.
            McAuley, and Amendment dated January 29, 1990 (filed on October 17, 1991 as
            Exhibit No. 10.35 to the S-1 Registration Statement and incorporated herein by reference).
10.12*      Letter Agreement between Motorola, Inc. and Old Nextel, dated as of November 4,
            1991 (filed on November 15, 1991 as Exhibit No. 10.47 to the S-1 Registration
            Statement and incorporated herein by reference).

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
10.13*      Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola, Inc.
            and Old Nextel, dated as of November 4, 1991 (filed on November 15, 1991 as
            Exhibit No. 10.48 to the S-1 Registration and incorporated herein by reference).
10.14       Warrant Agreement between Motorola, Inc. and Old Nextel, dated November 1, 1991
            (filed on November 15, 1991 as Exhibit No. 10.53 to the S-1 Registration Statement
            and incorporated herein by reference).
10.15       Form of Indemnification Agreement, and Exhibits thereto between Old Nextel and each of its directors (filed on June 24, 1992 as Exhibit No. 10.56 to Old Nextel's
            Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.16***    Employment Agreement, dated as of March 26, 1992, between Old Nextel and Robert
            Foosaner (filed on May 27, 1993 as Exhibit No. 10.41 to Old Nextel's Annual Report
            on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).
10.17       Stock Purchase Agreement by and between Nippon Telegraph and Telephone Corporation and Old Nextel, dated as of January 20, 1994 (filed on January 27, 1994 as Exhibit
            No. 4.17 to Amendment No. 1 to the PowerFone S-4 and incorporated herein by reference).
10.18       Technical Services Agreement dated as of January 20, 1994 between Old Nextel and
            NTT America, Inc. (filed as Exhibit No. 10.49 on June 8, 1994 to Old Nextel's
            Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference).
10.19       Registration Rights Agreement dated as of June 30, 1993 among Old Nextel, First
            Capital Corporation of Chicago, Madison Dearborn Partners V, Madison Dearborn
            Partners VI and Madison Dearborn Partners VIII (filed on June 8, 1994 as Exhibit
            No. 10.50 to Old Nextel's Annual Report on Form 10-K for the year ended March 31,
            1994 and incorporated herein by reference).
10.20       The Nextel Stock Option Plan (filed on December 21, 1992 as Exhibit No. 4(c) to the Registration Statement No. 33-56080 on Form S-8 and incorporated herein by reference).
10.21       Agreement of Merger and Plan of Reorganization, dated as of February 17, 1995, by and between Old Nextel and Dial Page, as amended by Amendment No. 1 to the
            Agreement of Merger and Plan of Reorganization, dated as of July 31, 1995,
            Amendment No. 2 to the Agreement of Merger and Plan of Reorganization, dated as of
            July 31, 1995 and Amendment No. 3 to the Agreement of Merger and Plan of
            Reorganization, dated as of December 4, 1995 (filed on December 13, 1995 as
            Exhibit 2.1 to Nextel's Registration Statement No. 33-80021 on Form S-4 and
            incorporated herein by reference).
10.22       Warrant Acquisition Agreement, dated as of July 14, 1993, by and between OneComm and The Chase Manhattan Bank (National Association), and Form of Stock Purchase
            Warrant (filed as Exhibit 10.42 to the OneComm S-1 Registration Statement and
            incorporated herein by reference).
10.23*      Amendment, dated August 4, 1994, to the Enhanced Specialized Mobile Radio System
            Equipment Purchase Agreement, between Old Nextel and Motorola, dated November 1,
            1991, as amended and to the Letter Agreement, between Old Nextel and Motorola, dated November 4, 1991, as amended (collectively the "Equipment Purchase
            Agreements") (filed as Exhibit 10.02 to the ESMR Form S-4 Registration Statement
            and incorporated herein by reference).
10.24*      Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed as
            Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.25       Incentive Option Agreement, dated April 4, 1995, between Old Nextel and Eagle
            River, Inc. (filed as Exhibit 99.3 to Old Nextel's Current Report on Form 8-K
            dated April 10, 1995 and filed on April 11, 1995 and incorporated herein by reference).

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
10.26       Forms of Option Agreements dated April 6, 1995 between Old Nextel, Digital Radio,
            L.L.C. and Craig O. McCaw.
10.27       Registration Rights Agreement, dated July 28, 1995, by and among Nextel, The Chase
            Manhattan Bank (National Association), Canadian Imperial Bank of Commerce and
            Fleet National Bank (filed on April 1, 1996 as Exhibit No. 10.57 to the 1995 Form
            10-K and incorporated herein by reference).
10.28       Registration Rights Agreement, dated July 28, 1995, by and between Nextel and
            Motorola (filed on November 14, 1995 as Exhibit 10.8 to Nextel's Quarterly Report
            on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.29       Settlement Agreement dated as of October 2, 1995 between Nextel and Wayland R.
            Hicks (filed on November 14, 1995 as Exhibit 10.15 to Nextel's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.30       Securities Purchase Agreement between Old Nextel, Digital Radio, L.L.C. and Craig
            O. McCaw, dated April 4, 1995 (filed on April 11, 1995 as Exhibit 2.1 to Old
            Nextel's Current Report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.31*      Amendment 004 to Enhanced Specialized Mobile Radio System Purchase Agreement,
            dated as of April 28, 1996, between Nextel and Motorola, Inc. (filed on July 5,
            1996 as Exhibit 99.1 to Nextel's Current Report on Form 8-K dated July 5, 1996 and incorporated herein by reference).
10.32       Amendment dated as of April 26, 1996 to Warrant Agreement between Motorola, Inc.
            and Nextel (f/k/a Fleet Call, Inc.) (filed on August 14, 1996 as Exhibit 10.2 to
            Nextel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
10.33***    Nextel Amended and Restated Incentive Equity Plan ("Nextel Plan") (filed on June
            21, 1996 as Exhibit 4.3 to Nextel's Registration Statement No. 333-06521 on Form
            S-8 and incorporated herein by reference).
10.34       Nextel Associate Stock Purchase Plan (filed on June 21, 1996 as Exhibit 4.3 to
            Nextel's Registration Statement No. 333-06523 on Form S-8 and incorporated herein by reference).
10.35***    Employment Agreement dated as of March 5, 1996 between Daniel Akerson and Nextel.
10.36***    Employment Agreement dated February 1, 1996 between Tim Donahue and Nextel.
10.37***    Addendum to Employment Agreement between Tim Donahue and Nextel dated March 24,
            1997.
10.38       Form of Registration Rights Agreement, dated July 28, 1995, by and among the
            Company and Digital Radio, L.L.C.
10.39       Term Sheet For Debt Financing, dated as of March 26, 1997, between the Company and
            Motorola.
10.40***    Amendment No. 1, adopted March 28, 1997, to Nextel Plan.
10.41       Agreement and Plan of Contribution and Merger, dated August 4, 1994, as amended, by and among Old Nextel, Motorola, Inc., ESMR, Inc. (now known as Nextel), ESMR
            Sub, Inc. and Others (filed on April 28, 1995 as Exhibit No. 2.01 to ESMR's
            Registration Statement No. 33-91716 on Form S-4 (the "ESMR S-4 Registration
            Statement") and incorporated herein by reference).
21          Subsidiaries of the Company.
23          Consent of Deloitte & Touche LLP.
27**        Financial Data Schedule.

EXHIBIT
 NUMBER                                    EXHIBIT DESCRIPTION
--------    ----------------------------------------------------------------------------------
99.1        Memorandum Opinion and Order of the Federal Communications Commission, dated as of
            February 13, 1991 (filed on December 5, 1992 as Exhibit No. 28.1 to the S-1
            Registration Statement and incorporated herein by reference).
99.2        Letter from Motorola, Inc. to Old Nextel dated as of January 13, 1992 (filed on
            January 16, 1992 as Exhibit No. 28.2 to the S-1 Registration Statement and
            incorporated by reference).
99.3        Order entered by the United States District Court for the District of Columbia on
            July 25, 1995 approving the proposed consent decree between the Antitrust Division of the United States Justice Department, Motorola, Inc. and Nextel (filed on April
            1, 1996 as Exhibit 99.3 to the 1995 Form 10-K and incorporated herein by reference).

---------------
  * Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

 ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

*** Management contract or compensatory plan or arrangement.