Form 10-Q
period 1997-03-31
NEXTEL COMMUNICATIONS INC
filed 1997-05-15
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


    (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

                                       OR


      [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number  0-19656


                          NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                 36-3939651
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


    1505 FARM CREDIT DRIVE, MCLEAN, VA                       22102
 (Address of principal executive offices)                  (Zip Code)


  Registrant's telephone number, including area code:     (703) 394-3000



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X       No
                                               ------        ------

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:


                                               Number of Shares Outstanding
            Title of Class                            on May 1, 1997
            --------------                            --------------
Class A Common Stock, $0.001 par value         225,533,547 (including 1,547,158
                                                    shares held in treasury)

   Class B Non-Voting Common Stock,                        17,830,000
           $0.001 par value

                          NEXTEL COMMUNICATIONS, INC.

                                     INDEX


                                                                                                        PAGE NO.
                                                                                                        --------
PART I       FINANCIAL INFORMATION.

             Item 1.  Financial Statements - Unaudited.

                      Condensed Consolidated Balance Sheets -
                          As of March 31, 1997 and December 31, 1996.                                          3

                      Condensed Consolidated Statements of Operations -
                          For the Three Months Ended March 31, 1997 and 1996.                                  4

                      Condensed Consolidated Statement of Changes in Stockholders' Equity -
                          For the Three Months Ended March 31, 1997.                                           5

                      Condensed Consolidated Statements of Cash Flows -
                          For the Three Months Ended March 31, 1997 and 1996.                                  6

                      Notes to Condensed Consolidated Interim Financial
                          Statements.                                                                          7

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                                                 9


PART II      OTHER INFORMATION.

             Item 1.  Legal Proceedings.                                                                      20

             Item 2.  Changes in Securities.                                                                  20

             Item 6.  Exhibits and Reports on Form 8-K.                                                       20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                   1997                  1996
                                                                              -------------         -------------
                                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $     638,215         $     139,681
  Marketable securities                                                               5,102                 5,012
  Accounts and notes receivable, less allowance for doubtful
    accounts of $9,667 and $10,774                                                  132,018                90,392
  Radios and accessories                                                             47,767                45,168
  Other                                                                              33,584                28,844
                                                                              -------------         -------------
          Total current assets                                                      856,686               309,097
PROPERTY, PLANT AND EQUIPMENT, net                                                1,983,014             1,803,739

INTANGIBLE ASSETS, net                                                            4,280,604             4,076,300

OTHER ASSETS                                                                        315,348               283,303
                                                                              -------------         -------------
                                                                              $   7,435,652         $   6,472,439
                                                                              =============         =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, accrued expenses and other                                $     412,383         $     374,220
  Current portion of long-term debt                                                   3,335                 1,524
                                                                              -------------         -------------
          Total current liabilities                                                 415,718               375,744

DEFERRED INCOME TAXES                                                               514,818               505,516

MINORITY INTEREST                                                                     5,512                    --

LONG-TERM DEBT                                                                    3,720,427             2,783,041
                                                                              -------------         -------------
          Total liabilities                                                       4,656,475             3,664,301
                                                                              -------------         -------------
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable,
    8,163,265 shares issued and outstanding                                         300,000               300,000
  Preferred stock, Class B convertible, 82 shares issued and outstanding                 --                    --
  Common stock, Class A, 225,377,008 and 211,374,665 shares issued,
    223,766,140 and 209,753,097 shares outstanding                                      225                   211
  Common stock, Class B, non-voting convertible, 17,830,000 shares
    issued and outstanding                                                               18                    18
  Paid-in capital                                                                 3,871,112             3,672,908
  Accumulated deficit                                                            (1,356,101)           (1,135,251)
  Treasury shares, at cost, 1,610,868 and 1,621,568 shares                          (31,051)              (31,400)
  Unrealized gain on investments                                                      6,148                14,993
  Notes receivable from stockholders                                                   (613)               (1,100)
  Deferred compensation, net                                                        (10,561)              (12,241)
                                                                              -------------         -------------
          Total stockholders' equity                                              2,779,177             2,808,138
                                                                              -------------         -------------
                                                                              $   7,435,652         $   6,472,439
                                                                              =============         =============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED


                                                                                1997                 1996
                                                                           -------------        ------------

REVENUES
  Radio service revenue                                                    $     103,685        $     58,098
  Analog equipment sales and maintenance                                           6,991              10,220
                                                                           -------------        ------------
                                                                                 110,676              68,318
                                                                           -------------        ------------

OPERATING EXPENSES
  Cost of radio service revenue                                                   53,758              49,693
  Cost of analog equipment sales and maintenance                                   4,403               7,606
  Selling, general and administrative                                            132,376              65,289
  Depreciation and amortization                                                  110,203              92,674
                                                                           -------------        ------------
                                                                                 300,740             215,262
                                                                           -------------        ------------

OPERATING LOSS                                                                  (190,064)           (146,944)
                                                                           -------------        ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                               (75,267)            (49,420)
  Interest income                                                                  3,982               6,624
  Other                                                                            1,063                  --
                                                                           -------------        ------------
                                                                                 (70,222)            (42,796)
                                                                           -------------        ------------

LOSS BEFORE INCOME TAX BENEFIT                                                  (260,286)           (189,740)

INCOME TAX BENEFIT                                                                39,436              71,022
                                                                           -------------        ------------

NET LOSS                                                                   $    (220,850)       $   (118,718)
                                                                           =============        ============

NET LOSS PER COMMON SHARE                                                  $       (0.93)       $      (0.56)
                                                                           =============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                  237,496,000         213,653,000
                                                                           =============        ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                         Class A                    Class B                  Class A
                                                      Preferred Stock           Preferred Stock            Common Stock
                                                 Shares          Amount       Shares       Amount       Shares     Amount
                                                 ------          ------       ------       ------       ------     ------

BALANCE, January 1, 1997                      8,163,265        $300,000           82       $   --     211,374,665   $211
 Issuance of common stock:
   Exercise of options and warrants                                                                       737,986      1
   Employee stock purchase plan
   Acquisitions                                                                                        13,264,357     13
 Warrants issued in connection with
   private placement (Note 3)
 Comcast option repurchase
 Amortization of deferred
   compensation
 Collection of notes receivable, net of
   accrued interest
 Unrealized loss on investments
 Net loss
                                              ---------        --------       ------       ------     -----------  -----
BALANCE, March 31, 1997                       8,163,265        $300,000           82       $   --     225,377,008   $225
                                              =========        ========       ======       ======     ===========  =====

                                                                                                                    Unrealized
                                                     Class B                                                          (Loss)
                                                  Common Stock            Paid-in     Accumulated    Treasury        Gain on
                                              Shares        Amount        Capital       Deficit       Shares       Investments
                                              ------        ------        -------       -------       ------       -----------

BALANCE, January 1, 1997                      17,830,000       $18     $3,672,908     $(1,135,251)   $(31,400)      $14,993
 Issuance of common stock:
   Exercise of options and warrants                                         4,740                        (492)
   Employee stock purchase plan                                              (361)                        841
   Acquisitions                                                           203,607
 Warrants issued in connection with
   private placement (Note 3)                                              14,800
 Comcast option repurchase                                                (25,000)
 Amortization of Deferred
   compensation                                                               418
 Collection of notes receivable, net of
   accrued interest
 Unrealized loss on investments                                                                                      (8,845)
 Net loss                                                                                (220,850)
                                              ----------     -----     ----------     -----------    --------       -------
BALANCE, March 31, 1997                       17,830,000       $18     $3,871,112     $(1,356,101)   $(31,051)      $ 6,148
                                              ==========     =====     ==========     ===========    ========       =======

                                                 Notes
                                               Receivable
                                                  from              Deferred
                                              Stockholders        Compensation
                                              ------------        ------------

BALANCE, January 1, 1997                       $(1,100)            $(12,241)
 Issuance of common stock:
   Exercise of options and warrants
   Employee stock purchase plan
   Acquisitions
 Warrants issued in connection with
   private placement (Note 3)
 Comcast option repurchase
 Amortization of deferred
   compensation                                                       1,680
 Collection of notes receivable, net of
   accrued interest                                487
 Unrealized loss on investments
 Net loss
                                               -------             --------
BALANCE, March 31, 1997                        $  (613)            $(10,561)
                                               =======             ========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED


                                                                                 1997                1996
                                                                             -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $   (220,850)     $    (118,718)
  Adjustment to reconcile net loss to net
    cash used in operating activities                                             106,611             62,909
                                                                             ------------      -------------

          Net cash used in operating activities                                  (114,239)           (55,809)
                                                                             ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions and purchase of licenses,
    net of cash acquired                                                          (19,641)            73,152
  Capital expenditures                                                           (205,919)           (26,997)
  Maturities of marketable securities                                                  --             43,174
  Other                                                                           (15,013)            (4,300)
                                                                             ------------      -------------

          Net cash (used in) provided by investing activities                    (240,573)            85,029
                                                                             ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement                                                 500,003                 --
  Long-term borrowings                                                            389,000                 --
  Other long-term borrowings (repayments), net                                      1,586               (300)
  Debt issuance costs                                                             (16,830)                --
  Common stock issued                                                               4,100            100,686
  Option repurchase and other                                                     (24,513)                --
                                                                             ------------      -------------

          Net cash provided by financing activities                               853,346            100,386
                                                                             ------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             498,534            129,606

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    139,681            340,826
                                                                             ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    638,215      $     470,432
                                                                             ============      =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED

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

     The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Supplemental disclosures of cash flow information and non-cash investing activities are as follows (in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                        1997              1996
                                                     -----------       ----------
      Cash paid for interest                         $    15,218       $    3,930
                                                     ===========       ==========

     For the three months ended March 31, 1997 and 1996, total interest capitalized in connection with the construction and development of the Digital Mobile networks was approximately $12.0 million and $6.6 million, respectively.

     Certain prior period amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS

     In January 1997, the Company, through a wholly-owned subsidiary, purchased additional common shares of Corporacion Mobilcom S.A. de C.V., a Mexican specialized mobile radio ("SMR") operator ("Mobilcom") at a cost of $16.5 million, in exchange for shares of Nextel Class A Common Stock, par value $0.001 per share ("Nextel Common Stock"). On February 21, 1997, Mobilcom shareholders approved a $27.0 million capital call (the "Mobilcom Capital Call"). On February 26, 1997, such subsidiary funded the pro rata share of the Mobilcom Capital Call (approximately $10.3 million) with a cash contribution. On April 16, 1997, such subsidiary purchased additional shares of Mobilcom by funding the unsubscribed portion of the Mobilcom Capital Call (approximately $11.1 million), thereby increasing the Company's equity interest in Mobilcom to approximately 46.3%.

     On January 30, 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of analog SMR systems in Brazil, for a purchase price of $186,300,000, which was paid with approximately 11,964,000 shares of Nextel Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International (Brazil), Ltd., to McCaw International, Ltd., an indirect wholly-owned subsidiary of Nextel ("McCaw International").

NOTE 3 - LONG-TERM DEBT

        In March 1997, McCaw International completed a private placement of 951,463 units yielding approximately $500,000,000 in gross proceeds. Each unit is comprised of a 10-year senior discount note and a warrant to purchase
0.10616 shares of McCaw International common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $36.45 per share and entitle the holders to purchase, in the aggregate, approximately 1% of McCaw International's common stock on a fully-diluted basis.

NOTE 4 - DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS

     Equipment sales and related costs for the operation of the Company's advanced mobile communications systems employing digital technology (the "Digital Mobile networks") are classified within selling, general and administrative expenses as follows (in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                           1997              1996
                                                        -----------      -----------
                   Equipment sales                      $    43,283      $    25,167
                   Cost of equipment sales                   62,134           28,409
                                                        -----------      -----------
                                                        $   (18,851)     $    (3,242)
                                                        ===========      ===========

     The loss generated from the sale of subscriber units used in the Digital Mobile networks primarily results from the Company's subsidy of digital subscriber unit and other related digital equipment sales and represents marketing costs for the Digital Mobile networks. The cost of equipment sales includes the cost of the digital subscriber units and other related digital equipment, as well as current period order fulfillment and installation related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel for the three month periods ended March 31, 1996 and 1997, and certain factors that could affect Nextel's prospective financial condition and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     To further its objective of achieving nationwide Digital Mobile network coverage, Nextel consummated the acquisition by merger of Dial Page, Inc. (the "Dial Page Transaction") on January 30, 1996, following the consummation of several acquisitions in July 1995. Also in July 1995, pursuant to a securities purchase agreement dated as of April 4, 1995 between Nextel, Digital Radio, L.L.C. (the "McCaw Investor") and Craig O. McCaw, Nextel received net equity investment proceeds totaling approximately $312,645,000 (the "McCaw Transaction"). In connection with the McCaw Transaction, Nextel issued shares of common stock, preferred stock and stock options expiring at various dates through July 28, 2001, to the McCaw Investor. Funds initially received in the McCaw Transaction have been used for the implementation and operation of the Digital Mobile networks and to satisfy Nextel's other cash requirements.

     The Company's operating revenues primarily arise from its digital and analog wireless communications businesses in the United States, particularly the mobile telephone service and two-way radio service and, to a lesser extent, from sales and maintenance of related equipment. The Company's business plans and efforts are to a large extent directed toward replacing the remaining traditional analog SMR systems that it currently operates with Digital Mobile networks. A customer using the Company's Digital Mobile network currently is able to access mobile telephone services, two-way dispatch, paging and alphanumeric short-messaging service, and in the future is expected to be able to access data transmission. The Company is implementing its Digital Mobile networks utilizing digital technology developed by Motorola, Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN").

     Prior to the second quarter of 1996, Nextel implemented its Digital
Mobile networks in its market areas using first generation iDEN technology developed and manufactured by Motorola. During that period, Nextel encountered certain technology and system performance issues relating primarily to the voice transmission quality of the mobile telephone service. In response to these issues, Nextel and Motorola took action on several fronts to address system performance issues in general, and voice transmission quality concerns in particular. See, Part I, Item 1, "Business -- Nextel's Digital Mobile Networks -- Experience with First Generation iDEN Systems Implementation," in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996. In 1995, Nextel together with Motorola, began pursuing a program directed toward the development and deployment of modifications to the first generation iDEN technology platform, which modifications (referred to herein as "Reconfigured iDEN") were targeted specifically at improving the voice transmission quality of the mobile telephone service. Nextel commenced the full-scale commercial launch of its first Digital Mobile networks incorporating the Reconfigured iDEN technology in the Chicago metropolitan market late in the third quarter of 1996. See, Part I, Item 1, "Business -- Nextel's Digital Mobile Networks -- Reconfigured iDEN Development and Deployment," in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996. Subsequently in 1996, Nextel commenced full-scale commercial launches of the Reconfigured iDEN Digital Mobile networks in the Atlanta, Boston, Denver, Detroit and Las Vegas metropolitan market areas in each case accompanied by an aggressive, regionally focused marketing campaign. During the first four months of 1997, Nextel commenced commercial launches of its Reconfigured iDEN technology on the Nextel National Network throughout the Pacific Northwest, metropolitan Washington

D.C. and in cities throughout North Carolina, New York, Maryland, Missouri, and California, including Seattle, Portland, Charlotte, Raleigh/Durham, Greensboro, Winston-Salem, New York, Baltimore, St. Louis, Los Angeles, San Francisco and San Diego.

     On October 2, 1996, Nextel entered into an Agreement of Merger and Plan of Reorganization, as amended and restated on December 3, 1996, with Pittencrieff Communications, Inc. ("PCI") providing for the merger of PCI with a wholly-owned indirect subsidiary of Nextel. PCI has approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. PCI stockholders will receive a maximum of 8,782,403 shares of Nextel Common Stock, subject to certain adjustments, as a result of the merger. The merger is subject to regulatory and PCI stockholder approval and customary closing conditions and is expected to occur during the third quarter of 1997.

     In January 1997, Nextel announced that it will not charge roaming fees to its customers traveling anywhere on its national all-digital wireless network, which at March 31, 1997 covered major metropolitan areas in which approximately 50% of the United States population lives or works (the "Nextel National Network"). The Nextel National Network provides the same mobile telephone functionality and related features offered to customers in their home markets and eliminates the complex dialing procedures, access fees and higher per-minute air time rates often incurred by "roaming" customers of traditional cellular providers. Additionally, in January 1997, Nextel announced a new billing policy, pursuant to which Nextel will bill its mobile telephone service customers, after the first minute, based upon the actual number of seconds of air time used. This is in contrast to the cellular industry's common practice of rounding all calls up to the next minute. In March 1997, the Company began a nationwide marketing campaign promoting the Nextel National Network.

     On March 20, 1997, Nextel and Comcast FCI, Inc. ("CFCI"), a wholly-owned subsidiary of Comcast Corporation ("Comcast") reached agreement regarding the terms on which Unrestricted Subsidiary Finance Company ("USFC"), a wholly-owned subsidiary of Nextel, purchased CFCI's rights pursuant to the Amended and Restated Option Agreement dated September 11, 1995, among Nextel, CFCI and Comcast (the "Comcast Option") for an aggregate purchase price of $25,000,000 in cash. The Comcast Option, which was initially entered into in connection with the transactions pursuant to a Stock Purchase Agreement dated as of September 14, 1992, as previously amended, among Nextel, CFCI and Comcast (the "Stock Purchase Agreement"), granted CFCI an option to purchase up to 25,000,000 shares of Nextel Common Stock at an exercise price of $16.00 per share. In connection with such purchase, certain rights of Comcast and CFCI pursuant to the Stock Purchase Agreement, including anti-dilutive rights and rights relating to the appointment of directors of Nextel, have been terminated.

     On April 11, 1997, Nextel reached agreement with Option Acquisition, L.L.C., ("Option Acquisition") an entity controlled by Craig O. McCaw, pursuant to which Option Acquisition will acquire, for an aggregate price of $25,000,000, an option, replacing the Comcast Option, to purchase 25,000,000 shares of Nextel Common Stock (the "New Option"), 15,000,000 of which would be purchasable at an exercise price of $16.00 per share and the remaining 10,000,000 of which would be purchasable at $18.00 per share, in each case at any time before July 28, 1998.

     Also on April 11, 1997, Nextel reached an agreement with the McCaw Investor, an entity also controlled by Craig O. McCaw, pursuant to which the McCaw Investor committed to exercise in full its currently outstanding option (the "First Option") to purchase 15,000,000 shares of Nextel Common Stock for an aggregate purchase price of $232,500,000 (the "Option Commitment") with the consummation thereof scheduled to occur on or before July 28, 1997 (the "Option Closing"). In consideration for the McCaw Investor's making the Option Commitment, Nextel agreed to issue to the McCaw Investor a contingent equity instrument (the "CEI"), which, at any time between the Option Closing and July 28,

1999, may be converted, without any additional consideration, into a number of shares of Nextel Common Stock to be determined using a formula based upon the average closing price for a share of Nextel Common Stock during the 20 trading days immediately preceding the Option Closing (the "Average Trading Price"). The number of shares of Nextel Common Stock into which the CEI may be converted ranges from no shares, if the Average Trading Price is equal to $15.50 or more, to a maximum of 1,607,143 shares, if the Average Trading Price is $14.00 or less. The remaining options held by the McCaw Investor to purchase up to 20,000,000 additional shares of Nextel Common Stock remain in effect as originally issued. The Option Closing is subject to certain conditions, including, without limitation, the negotiation and execution of definitive agreements and receipt of the consents to certain proposed amendments to the indentures relating to Nextel's five outstanding issues of Senior Redeemable Discount Notes (the "Nextel Indentures") by the holders of the notes issued thereunder. In connection with the Option Commitment, the McCaw Investor also agreed to provide up to $50,000,000 in debt financing to Nextel (the "McCaw Investor Borrowings") (see "Future Capital Needs and Resources" and "Forward-Looking Statements").

Nextel is currently considering adopting and implementing a newly developed, revised business plan, that contemplates, among other things, a more accelerated and extensive deployment of its Digital Mobile networks incorporating the Reconfigured iDEN technology based on an anticipated implementation schedule during 1997 and 1998 (the "Revised Business Plan"), which it currently anticipates will involve infrastructure and other system capital costs totaling at least $1,450,000,000, at least $1.0 billion of which would be required to implement the Existing Business Plan, as defined below. (For a more detailed discussion regarding Nextel's Revised Business Plan and Existing Business Plan, see, Part I, Item 1, "Business -- Business Strategy," "-- Revised Business Plan," and "-- Nextel's Digital Mobile Networks -- Technology Commitments" in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996). In this regard, Nextel anticipates that purchases of Motorola-manufactured infrastructure equipment would represent the largest category of capital spending. During the last six months of 1996 and the first quarter of 1997, Nextel placed orders with Motorola totaling more than $300,000,000 and $376,000,000, respectively, of products incorporating the Reconfigured iDEN technology, including system infrastructure equipment, related software and the new compact Reconfigured iDEN handsets that Nextel is marketing nationally, principally under the PowerFone(TM) brand name.

Although the Company already has taken a number of significant steps in anticipation of implementing the Revised Business Plan, and further actions currently are underway to reach that objective, several of the actions that must be taken to enable the Company to implement the Revised Business Plan are dependent on certain actions by or responses from third parties, which as yet have not been secured. See, Part I, Item 1, "Business -- Revised Business Plan," "Risk Factors -- Nextel to Require Additional Financing" and "--Forward-Looking Statements" in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996.

     Assuming the successful and timely completion of Nextel's build-out plan, under either the Revised Business Plan or Nextel's current business plan (the "Existing Business Plan"), Nextel expects that by the end of 1998, its Digital Mobile networks would provide coverage to areas where approximately 85% of the United States population lives or works. Implementation of the more rapid and extensive nationwide deployment strategy contemplated pursuant to the Revised Business Plan would significantly accelerate Nextel's use of and needs for capital resources beyond the levels associated with the Existing Business Plan and would therefore be dependent on, among other things, the availability of necessary capital. In the event Nextel determines to implement the more accelerated and extensive deployment strategy contemplated by the Revised Business Plan, Nextel's capital expenditures and operating losses would substantially increase over the next several years. See also "-- Future Capital Needs and Resources" and "-- Forward-Looking Statements."

Nextel also has pursued various international investment and operating relationships in wireless communications ventures, including investments made through its wholly-owned subsidiary, McCaw International. In 1994, Nextel invested an aggregate of approximately $18,100,000 in cash and exchanged 2,500,000 shares of Nextel Common Stock for an equity interest in Clearnet Communications, Inc. ("Clearnet"). As of March 31, 1997, the Company (including McCaw International) held approximately 20.9% of the outstanding equity interest in Clearnet (representing an approximate 1.7% voting interest). Clearnet operates wireless communications systems in Canada and in 1995 was one of two entities awarded a nationwide personal communications services ("PCS") license in Canada.

     In 1994 and 1995, Nextel invested an aggregate of approximately $57,200,000 for an approximate 18.5% equity interest in Corporacion Mobilcom S.A. de C.V., a Mexican SMR operator ("Mobilcom"), and obtained options to increase its equity interest in Mobilcom. In August 1996, a wholly-owned subsidiary of Nextel entered into an agreement to purchase up to an additional 19.8% equity interest in Mobilcom from certain shareholders of Mobilcom in two
tranches.   In October 1996, such subsidiary completed the acquisition of the first tranche by acquiring an additional 11.6% equity interest in Mobilcom in exchange for 1,319,902 shares of Nextel Common Stock. In January 1997, such subsidiary completed the second tranche by acquiring an additional approximate 8.3% equity interest in Mobilcom in exchange for 1,255,968 shares of Nextel Common Stock. On February 21, 1997, Mobilcom shareholders approved a $27,000,000 capital call (the "Mobilcom Capital Call"). On February 26, 1997, such subsidiary funded the pro rata share of the Mobilcom Capital Call (approximately $10,300,000) with a cash contribution. On April 16, 1997, such subsidiary purchased additional shares of Mobilcom by funding the unsubscribed portion of the Mobilcom Capital Call (approximately $11,100,000), thereby increasing such subsidiary's equity interest in Mobilcom to approximately 46.3%.

     In August 1996, McCaw International obtained 100% ownership of Com
Control Comunicacion Controlada S.A. (renamed McCaw Argentina S.A., "McCaw Argentina"), an Argentine SMR company with 800 MHz SMR licenses in areas covering more than 17 million people. In February 1997, McCaw Argentina launched commercial SMR service in Buenos Aires. On May 6, 1997, McCaw International entered into a joint venture with Wireless Ventures of Argentina, L.L.C. ("WVA") pursuant to which McCaw International contributed its interest in McCaw Argentina to the joint venture in exchange for a 50% interest in the joint venture. Through this joint venture, McCaw International doubled its spectrum position in Argentina, became the largest SMR holder in Argentina and became the holder of a nationwide paging business which had approximately 4,000 subscribers at such date.

On January 30, 1997, Nextel acquired 81% of the outstanding shares of   WVB, an
operator of analog SMR systems in Brazil, for a purchase price of $186,300,000, which was paid with approximately 11,964,000 shares of Nextel Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International (Brazil), Ltd., to McCaw International.

     Nextel intends to continue to investigate and pursue investment, operating and other relationships in, with or concerning wireless communications ventures outside the United States, to the extent Nextel believes that such opportunities present the potential to achieve attractive rates of return on investment or to provide important strategic or other benefits to Nextel. For the most part, such activities have been and are expected to continue to be pursued through subsidiaries of Nextel that are classified as "unrestricted" for purposes of the Nextel Indentures, including McCaw International. While such classification gives those subsidiaries the flexibility to participate in and structure transactions in ways that comply with the covenants in the Nextel Indentures that are applicable to Nextel and its "restricted" subsidiaries, the Nextel Indentures do contain certain limitations with respect to such "unrestricted" subsidiaries, including limits on the amount and type of financial support that they may receive from Nextel and its "restricted" subsidiaries. Currently, Nextel believes that these "unrestricted" subsidiaries have or can obtain (in a manner consistent with the terms of the Nextel Indentures) adequate funding to satisfy their existing and reasonably expected commitments. The pursuit of international wireless communications opportunities in the future by "unrestricted" subsidiaries, such as McCaw International and its subsidiaries, however, may be dependent on, among other factors, their ability to secure necessary equity and/or debt financing from third parties, which in the case of certain debt financing would be subject to certain limitations contained in the indentures relating to the notes issued by McCaw International. There can be no assurance that such financing could be obtained or, if obtainable, would be made available on acceptable terms. See also "-- Future Capital Needs and Resources" and "-- Forward-Looking Statements."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     Total revenues for the three months ended March 31, 1997 increased 62% to $110,676,000, as compared to the three months ended March 31, 1996. Radio service revenue for the three months ended March 31, 1997 increased 78% to $103,685,000, as compared to the three months ended March 31, 1996. The increase in radio service revenue was principally a result of an increase in digital subscriber units in service attributable to the commencement of commercial launches in the Atlanta, Boston, Chicago, Denver, Detroit and Las Vegas metropolitan market areas during the second half of 1996 and the full-scale commercial launch in 1997 of Digital Mobile network service in the Pacific Northwest, metropolitan Washington, D.C., and in cities throughout North Carolina, New York, Maryland, Missouri and California.

     The total number of digital subscriber units in service as of March 31, 1997 was approximately 422,900, as compared to 129,100 digital subscriber units in service as of March 31, 1996. This increase primarily reflects the continued national expansion of the Company's Digital Mobile networks.

     The average churn rate for the Digital Mobile networks operation was approximately 1% per month for the three months ended March 31, 1997. There was insufficient history of customer activity on the Digital Mobile networks to derive a meaningful churn rate for the three months ended March 31, 1996.

     Total analog equipment sales and maintenance revenue for the three months ended March 31, 1997 decreased 32% to $6,991,000, as compared to the three months ended March 31, 1996. The decrease in Nextel's analog SMR unit sales is expected to continue as a result of the Company's continuing focus away from the sale of analog SMR radios and migration of analog SMR customers to the Digital Mobile network service in the markets in which Digital Mobile networks have begun operating.

      Cost of radio service revenue for the three months ended March 31, 1997 increased 8% to $53,758,000, compared to the three months ended March 31, 1996, primarily as a result of an increase in digital subscriber units in service attributable to the commencement of Digital Mobile network service in certain markets during 1997 and the second half of 1996. There are certain direct costs associated with the Digital Mobile networks, such as site rental and telephone expenses, which are expected to increase as additional networks are placed into service.

      Selling, general and administrative expenses for the three months ended March 31, 1997 increased 103% to $132,376,000, as compared to the three months ended March 31, 1996. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase were the rollout of aggressive national and regional marketing campaigns associated with the full-scale commercial launch of the Digital Mobile networks incorporating the Reconfigured iDEN technology in certain markets in 1997 and in late 1996. The increase in general and administrative expenses is primarily related to increased staffing and other activities supporting implementation and operation of the Digital Mobile networks. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily results from the Company's subsidy of digital subscriber unit and other related digital equipment sales and represents marketing costs for the Digital Mobile networks. The loss on Digital Mobile equipment sales for the three months ended March 31, 1997 increased by $15,609,000 to $18,851,000, as compared to the three months ended March 31, 1996, primarily reflecting the continued effect of customer subsidies or discounts on increased sales of digital subscriber units and other related digital equipment during the first quarter of 1997 as compared to the first quarter of 1996 and the effect of migrating customers from traditional analog SMR systems to Digital Mobile network systems. The Company anticipates that it will continue to offer customers subsidies or discounts in connection with the sale and installation of digital subscriber units.

      Depreciation and amortization for the three months ended March 31, 1997 increased 19% to $110,203,000, as compared to the three months ended March 31, 1996, reflecting the effect of the activation of additional Digital Mobile networks or the expansion of existing Digital Mobile networks and the effect of certain business and license acquisitions in 1996. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as a result of the activation of additional Digital Mobile networks during 1997 and the second half of 1996, the deployment of additional depreciable assets in markets where commercial service has commenced and as first generation iDEN Digital Mobile networks are converted to the Reconfigured iDEN technology platform.

      Interest expense for the three months ended March 31, 1997 increased 52% to $75,267,000, as compared to the three months ended March 31, 1996, reflecting interest expense attributable to increased borrowings under the Company's bank and vendor credit facilities to fund capital expenditures, acquisitions and operations, as well as the assumption in early 1996 of the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 and the completion of the McCaw International private placement offering of high-yield securities on March 3, 1997.

      Interest income for the three months ended March 31, 1997 decreased 40% to $3,982,000, as compared to the three months ended March 31, 1996. The decrease relates to the utilization of cash for the development and implementation of the Company's Digital Mobile networks and to fund operating activities.

      The income tax benefit for the three months ended March 31, 1997 decreased 44% to $39,436,000, as compared to the three months ended March 31, 1996. These benefits were derived from the recognition of net operating losses which can be utilized against existing deferred tax liabilities. The effective tax rate for the three months ended March 31, 1997 of 15.2% decreased from 37.4% for the three months ended March 31, 1996. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1997 as compared to its effective tax rate for 1996. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      Nextel had net losses of $220,850,000 and $118,718,000 for the three months ended March 31, 1997 and 1996, respectively. The operating expenses associated with developing and operating the Digital Mobile networks have more than offset digital service revenues and the operating earnings of the analog SMR operations, and are expected to continue to offset such operating earnings for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, Nextel anticipates using its existing cash and investments and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

      Working capital as of March 31, 1997 increased to $440,968,000, compared to ($66,647,000) at December 31, 1996. The increase in working capital is primarily a result of the increase in cash and cash equivalents resulting from the net proceeds of $482,000,000 generated by the McCaw International private placement.

      BANK AND VENDOR CREDIT FACILITY. Effective September 30, 1996, Nextel, Nextel Finance Company a wholly-owned subsidiary of Nextel ("NFC") and certain subsidiaries of Nextel entered into definitive agreements with respect to a secured credit facility arranged by Chase Securities, Inc., J.P. Morgan Securities, Inc. and Toronto-Dominion Securities (USA), Inc. (the "Bank Credit Facility"). Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation ("NTFC") (the "Vendor Credit Facility"; and collectively with the Bank Credit Facility, the "Bank and Vendor Credit Facilities"). The Credit Agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $1,655,000,000 of secured financing, consisting of a $1,085,000,000 revolving loan and $570,000,000 in term loans. The Vendor Credit Facility (the "Vendor Credit Agreement") provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans. Borrowings under the Bank and Vendor Credit Facilities are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the Nextel Indentures. At March 31, 1997, Nextel had drawn approximately $979,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $676,000,000 available for borrowing under such facility, and had drawn $150,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of approximately $195,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The Bank Credit Agreement contemplates that Nextel, with the consent of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement, may borrow up to an additional $250,000,000 (subject to certain limitations) under the Bank Credit Facility (the "Additional Bank Borrowings"). The Bank Credit Agreement also contemplates that borrowings under the Vendor Credit Facility may be increased by up to $50,000,000 (subject to certain limitations) (the "Additional Vendor Borrowings").

      Nextel is currently taking steps to obtain additional sources of funding in addition to the amounts currently available under the Bank and Vendor Credit Facilities, including the Additional Bank Borrowings and Additional Vendor Borrowings. Availability of the Additional Bank Borrowings is subject, among other things, to the approval of a majority of the lenders under the Bank Credit Agreement and the Vendor Credit Agreement. There are currently no legally binding agreements or understandings with any lenders with respect to the terms (other than the provisions contained in the Bank Credit Agreement that would permit such additional borrowing with majority approval of the lenders thereunder) on which such Additional Bank Borrowings may be made available.

      ADDITIONAL MOTOROLA FINANCING. On March 27, 1997, Nextel and Motorola reached agreement on certain terms and conditions, pursuant to which Nextel could access up to an additional $450,000,000 of equipment financing to be made available by Motorola (the "Additional Motorola Financing") which is more fully described below (see "-- Future Capital Needs and Resources"). In order to access such Additional Motorola Financing, Nextel would be required to procure certain consents, waivers and/or participation commitments from a number of third parties, and to obtain modifications to the terms of the Bank and Vendor Credit Facilities, the related security documents and the Nextel Indentures and to satisfy certain other conditions. Nextel is in the process of seeking certain of such consents, waivers, commitments and other actions to obtain access to a portion of the Additional Motorola Financing, but there can be no assurance that Nextel will be successful in this regard, or that other conditions to access such Additional Motorola Financing, including those that Nextel is not currently seeking to fulfill, will be satisfied or otherwise will be dealt with in a timely fashion.

      MCCAW INTERNATIONAL PRIVATE PLACEMENT. As more fully described above, McCaw International completed a private placement of 951,463 units yielding approximately $500,000,000 in gross proceeds. See Note 3 to Notes to Condensed Consolidated Interim Financial Statements.

      CASH FLOWS. Net cash used in operating activities for the three months ended March 31, 1997 was $114,239,000 as compared to $55,809,000 for the three months ended March 31, 1996. This increase is primarily attributable to the increase in costs related to the implementation and operation of the Digital Mobile networks. Net cash used in investing activities was $240,573,000 for the three months ended March 31, 1997, which is primarily related to a $205,919,000 use of cash for system capital expenditures primarily for the build-out of the Digital Mobile networks. Financing activities during the three months ended March 31, 1997 consisted primarily of net borrowings of $373,756,000, as well as proceeds from the McCaw International private placement of $500,003,000, offset by a $25,000,000 cash payment to purchase the Comcast Option. As a result of the above activities, cash and cash equivalents increased $498,534,000 during the three months ended March 31, 1997.

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

      On March 27, 1997, Nextel and Motorola reached an understanding regarding the terms and conditions on which Motorola will provide the Additional Motorola Financing to fund Nextel's purchases of equipment and services provided by Motorola. The Additional Motorola Financing contemplates up to an additional $450,000,000 in secured financing available to Nextel consisting of (i) $50,000,000 in Additional Vendor Borrowings pursuant to the Vendor Credit Facility, (ii) up to $200,000,000 in secured borrowings that are to be second in ranking to the borrowings made pursuant to both the Vendor Credit Facility and Nextel's existing Bank Credit Facility (the "Second Secured Borrowings") and (iii) up to an additional $200,000,000 in borrowings that would be required to be ratably secured on an equal ranking with borrowings pursuant to the Vendor Credit Facility and such existing Bank Credit Facility (the "Senior Secured Borrowings"). Availability of the Additional Motorola Financing is subject to a number of conditions including, among others, with respect to the Second Secured Borrowings and the Senior Secured Borrowings, the prior borrowing of all amounts available under the Vendor Credit Agreement (including the $50,000,000 in Additional Vendor Borrowings pursuant thereto described above) and pursuant to Nextel's existing Bank Credit Facility (including, with respect to the second $100,000,000 of the Second Secured Borrowings and all of the Senior Secured Borrowings, the borrowing of $250,000,000 in Additional Bank Borrowings contemplated by such Bank Credit Facility), Nextel's receipt of $232,500,000 in equity contributions from the exercise of the First Option by the McCaw Investor, and the receipt of the approval of the lenders and secured parties under the Vendor Credit Facility and the Bank Credit Facility (in the case of the Second Secured Borrowings) and all such lenders and secured parties (in the case of the Senior Secured Borrowings).

      The availability of the Senior Secured Borrowings is also conditioned upon Nextel raising $250,000,000 in additional unsubordinated debt financing and Nextel's receipt of the McCaw Investor Borrowings on terms equivalent to such Senior Secured Borrowings (which lending commitment was included in the understanding reached between Nextel and the McCaw Investor relating to the Option Commitment). The availability of all of such additional financing is also subject to Nextel's satisfying certain requirements under the Nextel Indentures or obtaining waivers or amendments of such requirements. See, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Future Capital Needs and Resources" in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996 and "-- Forward-Looking Statements." Nextel and Motorola contemplate negotiating and entering into a definitive agreement implementing the terms of the financing agreements described above. Except for the understanding regarding the Additional Motorola Financing with Motorola and the McCaw Investor Borrowings with the McCaw Investor, Nextel does not yet have any legally binding agreement or commitment from third parties relating to, or that may be required to satisfy conditions to implement all or any portion of, the proposed financing pursuant to such Additional Motorola Financing and/or the McCaw Investor Borrowings.

      Nextel believes that it has sufficient funds currently available pursuant to the Bank and Vendor Credit Facilities currently in place (but excluding any amounts that would be available to it through the Additional Bank Borrowings, the Additional Vendor Borrowings, the Second Secured Borrowings, the Senior Secured Borrowings and the McCaw Investor Borrowings, the availability of each of which is subject to certain conditions, including those described herein) and pursuant to the assumed exercise of the currently outstanding warrants and options to acquire shares of Nextel Common Stock to meet its cash needs for the remainder of 1997 and into early 1998, based on continuation of its first stage nationwide Digital Mobile networks build out approach consistent with its Existing Business Plan, in light of its current (and currently committed) business and investment activities and assuming a conservative ramp up in Digital Mobile systems subscriber growth. To fully complete its first stage nationwide Digital Mobile networks build out in 1998 as envisioned in the Existing Business Plan, and to adopt and implement the Revised Business Plan, Nextel would need to obtain additional amounts of debt or equity financing beyond that available under the Bank and Vendor Facilities currently in place (excluding amounts constituting Additional Bank Borrowings, Additional Vendor Borrowings, Second Secured Borrowings, Senior Secured Borrowings and McCaw Investor Borrowings) and equity proceeds of $232,500,000 associated with an assumed exercise in full of the First Option by the McCaw Investor. The additional financing that would be required to carry out the Existing Business Plan activities through

1998 would primarily consist of equity or debt funding to substitute for the proceeds that would have been received upon an exercise in full of the Comcast Option which was repurchased by Nextel in a transaction consummated on March 20, 1997. If Nextel consummates the issuance of the New Option to the McCaw Investor, as described previously, and such New Option is exercised in full (each of which occurrences are subject to numerous significant conditions and cannot be assured), Nextel would receive gross proceeds from such exercise aggregating $420,000,000 prior to the expiration of the New Option, described below, on July 28, 1998. However, to the extent such additional financings were in the form of debt rather than equity, it is likely that changes to the terms of the Nextel Indentures would be required to permit Nextel the needed flexibility to incur such debt. See, Part I, Item 1, "Business -- Post Fiscal Year-End Transactions and Developments -- Consent Solicitation" in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996 and "-- Forward-Looking Statements." Significant additional financing beyond that required to complete implementation of the Existing Business Plan, as discussed above, would be required to adopt and implement the Revised Business Plan. As indicated above, Nextel is currently investigating and taking a variety of actions directed to obtain access to significant additional amounts of debt financing. Assuming (i) that Nextel obtains the relief it is seeking from the holders of the Nextel notes issued pursuant to the Nextel Indentures (the "Nextel Notes"), especially the changes in the provisions of the Nextel Indentures that relate to "Permitted Debt," (as defined therein) and (ii) that Nextel secures access to all of the available funds under the existing Bank and Vendor Credit Facilities, and is able to structure satisfactory arrangements to make the additional $200,000,000 in Second Secured Borrowings from Motorola available (including obtaining access to the $250,000,000 in Additional Bank Borrowings and to the $50,000,000 in Additional Vendor Borrowings), Nextel estimates that it would have sufficient financing available to meet its cash needs through 1998 for implementation and completion of the Existing Business Plan. Nextel estimates that approximately $500,000,000 in financing in addition to the amounts described in the preceding sentence would be required to meet Nextel's anticipated cash needs through 1998, assuming implementation and completion of the Revised Business Plan. In all of such financing scenarios, Nextel has assumed that all of the funds currently available pursuant to the Bank and Vendor Credit Facilities may be borrowed thereunder and that certain currently outstanding warrants and options to acquire shares of Nextel Common Stock (but not including the New Option) will be exercised in full before their respective currently scheduled expiration dates. See "-- Forward-Looking Statements."

      Other than the arrangements summarized above, which are subject to a number of conditions, there are currently no commitments or understandings with third parties to obtain funding required to meet such funding shortfall. Moreover, there can be no assurance that the Additional Bank Borrowings, Additional Vendor Borrowings, Second Secured Borrowings, Senior Secured Borrowings or McCaw Investor Borrowings will be available or that the outstanding warrants and options, including the First Option, will be exercised, nor that the issuance of the New Option will be consummated or, if consummated, that such New Option will be exercised in whole or in part. Both the Bank and Vendor Credit Facilities and the Nextel Indentures contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. Nextel is seeking the consent of the holders of the Nextel Notes to certain amendments to the Nextel Indentures that would, among other things, permit Nextel to incur additional indebtedness to meet the funding requirements associated with completion of its Existing Business Plan and implementation of its Revised Business Plan. See Part I, Item 1 "Business -- Post Fiscal Year-End Transactions and Developments -- Nextel/Motorola Agreements", in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of Nextel's capital expenditures and operating losses and the market price of Nextel Common Stock. See "-- Forward-Looking Statements."

      For a more detailed discussion of certain of the factors and considerations that could have a material effect on the timing and/or amount of future funding required by the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Future Capital Needs and Resources," in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

FORWARD-LOOKING STATEMENTS

      "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations (including the related discussions referred to above that are included in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as construction, delivery, and real estate management services) that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and address satisfactorily issues relating to Digital Mobile network performance, the successful development, testing and deployment of the Reconfigured iDEN technology in accordance with Nextel's currently contemplated nationwide Digital Mobile network build-out plan, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including cellular and PCS operators, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

     The Company is involved in legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1996. There were no material changes in the status of those proceedings during the three months ended March 31, 1997.

ITEM 2.     CHANGES IN SECURITIES

            (a)  Inapplicable

            (b)  Inapplicable

            (c) Recent Issues of Unregistered Securities. Nextel sold securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in the following transaction during the first quarter of 1997:

                 On January 24, 1997, the Company issued 1,255,968 shares of Nextel Common Stock to certain stockholders of Mobilcom valued at $16,478,218 in exchange for shares of Mobilcom common stock in a transaction exempted by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, in reliance upon such stockholders' representations that they were accredited investors and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) List of Exhibits.

                Exhibit No.    Exhibit Description
                  10.1*        Nextel/Motorola Agreement (relating to equipment
                               purchase): dated March 27, 1997.

                  27**         Financial Data Schedule.

                --------------------
                * Confidential Portions of this exhibit have been omitted and filed separately with the Commission.

                ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.

            (b) Reports on Form 8-K.

                (i) Current Report on Form 8-K dated and filed March 18, 1997 with the Commission.

                (ii) Current Report on Form 8-K dated and filed February 7, 1997 with the Commission.

                (iii) Current Report on Form 8-K dated and filed January 21,
                      1997 with the Commission.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NEXTEL COMMUNICATIONS, INC.

                                  By:            /s/STEVEN M. SHINDLER
                                     -------------------------------------------
Date:  May 15, 1997                                 Steven M. Shindler
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.      Exhibit Description
  10.1*          Nextel/Motorola Agreement (relating to equipment purchase):
                 dated March 27, 1997

  27**           Financial Data Schedule.

-------------------

* Confidential Portions of this exhibit have been omitted and filed separately with the Commission.

** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.