Form 10-Q
period 1997-06-30
NEXTEL COMMUNICATIONS INC
filed 1997-08-12
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


     (Mark One)
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                       OR

       [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _______________   to  ______________

                        Commission File Number  0-19656

                          NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                36-3939651
             (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
              incorporation or organization)

            1505 FARM CREDIT DRIVE, MCLEAN, VA                                      22102
         (Address of principal executive offices)                                (Zip Code)

   Registrant's telephone number, including area code:        (703) 394-3000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X       No
                                                -----        -----

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                              Number of Shares Outstanding
             Title of Class                         on August 1, 1997
             --------------                         -----------------
 Class A Common Stock, $0.001 par value                239,991,757

    Class B Non-Voting Common Stock,                   17,830,000
            $0.001 par value

                          NEXTEL COMMUNICATIONS, INC.

                                     INDEX

NO.                                                                                                          PAGE
---                                                                                                          ----
PART I       FINANCIAL INFORMATION.

             Item 1.  Financial Statements - Unaudited.

                      Condensed Consolidated Balance Sheets -
                          As of June 30, 1997 and December 31, 1996.                                           3

                      Condensed Consolidated Statements of Operations -
                          For the Six Months Ended June 30, 1997 and 1996.                                     4

                      Condensed Consolidated Statements of Operations -
                          For the Three Months Ended June 30, 1997 and 1996.                                   5

                      Condensed Consolidated Statement of Changes in Stockholders' Equity -
                          For the Six Months Ended June 30, 1997.                                              6

                      Condensed Consolidated Statements of Cash Flows -
                          For the Six Months Ended June 30, 1997 and 1996.                                     7

                      Notes to Condensed Consolidated Interim Financial
                          Statements.                                                                          8

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                                                11

PART II      OTHER INFORMATION.

             Item 1.   Legal Proceedings.                                                                     24

             Item 2.   Changes in Securities.                                                                 24

             Item 4.   Submission of Matters to a Vote of Security Holders.                                   25

             Item 6.   Exhibits and Reports on Form 8-K.                                                      26

                                    PART I
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.
                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  UNAUDITED

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    1997             1996
                                                                                 ----------       ----------
                                                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents (of which $379,076
    is restricted as of June 30, 1997)                                          $   538,783      $   139,681
  Marketable securities (of which $69,962
    is restricted as of June 30, 1997)                                               72,712            5,012
  Accounts and notes receivable, less allowance for doubtful
    accounts of $14,199 and $10,774                                                 178,770           90,392
  Radio and accessory inventory                                                      69,649           45,168
  Prepaid expenses and other                                                         34,479           28,844
                                                                                 ----------       ----------
          Total current assets                                                      894,393          309,097
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
    of $411,379 and $314,808                                                      2,242,803        1,803,739
INTANGIBLE ASSETS, net of accumulated amortization
    of $659,971 and $566,327                                                      4,238,168        4,076,300
OTHER ASSETS                                                                        453,460          283,303
                                                                                 ----------       ----------
                                                                                $ 7,828,824      $ 6,472,439
                                                                                 ==========       ==========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, accrued expenses and other                                  $   422,065      $   374,220
  Current portion of long-term debt                                                   2,556            1,524
                                                                                 ----------       ----------
          Total current liabilities                                                 424,621          375,744
LONG-TERM DEBT                                                                    4,336,264        2,783,041
DEFERRED INCOME TAXES                                                               484,967          505,516
OTHER                                                                                10,388               --
                                                                                 ----------       ----------
          Total liabilities                                                       5,256,240        3,664,301
                                                                                 ----------       ----------
CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable,
    8,163,265 shares issued and outstanding                                         300,000          300,000
  Preferred stock, Class B convertible, 82 shares issued and outstanding                 --               --
  Common stock, Class A, 225,780,866 and 211,374,665 shares issued,
    224,233,708 and 209,753,097 shares outstanding                                      226              211
  Common stock, Class B, non-voting convertible, 17,830,000 shares
    issued and outstanding                                                               18               18
  Paid-in capital                                                                 3,903,458        3,672,908
  Accumulated deficit                                                            (1,617,724)      (1,135,251)
  Treasury shares, at cost, 1,547,158 and 1,621,568 shares                          (29,814)         (31,400)
  Unrealized gain on investments                                                     27,684           14,993
  Notes receivable from stockholders                                                   (613)          (1,100)
  Deferred compensation, net                                                        (10,651)         (12,241)
                                                                                 ----------       ----------
          Total stockholders' equity                                              2,572,584        2,808,138
                                                                                 ----------       ----------
                                                                                $ 7,828,824      $ 6,472,439
                                                                                 ==========       ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                  1997              1996
                                                                             ------------       ------------
REVENUES
  Radio service revenue                                                      $    243,530       $    125,853
  Analog equipment sales and maintenance                                           13,084             20,084
                                                                             ------------       ------------
                                                                                  256,614            145,937
                                                                             ------------       ------------

OPERATING EXPENSES
  Cost of radio service revenue                                                   114,566            107,708
  Cost of analog equipment sales and maintenance                                    8,088             14,719
  Selling, general and administrative                                             314,355            144,045
  Depreciation and amortization                                                   224,704            186,829
                                                                             ------------       ------------
                                                                                  661,713            453,301
                                                                             ------------       ------------

OPERATING LOSS                                                                   (405,099)          (307,364)
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                                               (172,456)          (106,741)
  Interest Income                                                                  12,286             13,209
  Other                                                                            (3,134)                --
                                                                             ------------       ------------
                                                                                 (163,304)           (93,532)
                                                                             ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                                                   (568,403)          (400,896)

INCOME TAX BENEFIT                                                                 85,930            152,150
                                                                             ------------       ------------

NET LOSS                                                                     $   (482,473)      $   (248,746)
                                                                             ============       ============

NET LOSS PER COMMON SHARE                                                    $      (2.01)      $      (1.13)
                                                                             ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                   239,591,000        219,279,000
                                                                             ============       ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                 1997               1996
                                                                             ------------       ------------
REVENUES
  Radio service revenue                                                      $    139,845       $     67,755
  Analog equipment sales and maintenance                                            6,093              9,864
                                                                             ------------       ------------
                                                                                  145,938             77,619
                                                                             ------------       ------------

OPERATING EXPENSES
  Cost of radio service revenue                                                    60,808             58,015
  Cost of analog equipment sales and maintenance                                    3,685              7,113
  Selling, general and administrative                                             181,979             78,756
  Depreciation and amortization                                                   114,501             94,155
                                                                             ------------       ------------
                                                                                  360,973            238,039
                                                                             ------------       ------------

OPERATING LOSS                                                                   (215,035)          (160,420)
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                                (97,189)           (57,321)
  Interest income                                                                   8,304              6,585
  Other                                                                            (4,197)                --
                                                                             ------------       ------------
                                                                                  (93,082)           (50,736)
                                                                             ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                                                   (308,117)          (211,156)

INCOME TAX BENEFIT                                                                 46,494             81,128
                                                                             ------------       ------------

NET LOSS                                                                     $   (261,623)      $   (130,028)
                                                                             ============       ============

NET LOSS PER COMMON SHARE                                                    $      (1.08)      $      (0.58)
                                                                             ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                   241,831,000        224,783,000
                                                                             ============       ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED


                                                     Class A                   Class B
                                                 Preferred Stock            Preferred Stock
                                              Shares        Amount      Shares          Amount
                                              ------        ------      ------          ------
BALANCE, January 1, 1997                      8,163,265     $300,000         82      $    --
 Issuance of common stock:
   Exercise of options and warrants
   Employee stock purchase plan
   Acquisitions
 Issuance of warrants of subsidiary in
   connection with private placement
   (Note 3)
  Repurchase of Comcast option
 Issuance of McCaw option to
   purchase common stock
 Deferred compensation
 Collection of notes receivable, net of
   accrued interest
 Unrealized gain on investments
 Net loss
                                              ---------     --------         --      -------
BALANCE, June 30, 1997                        8,163,265     $300,000         82      $    --
                                              =========     ========         ==      =======


                                                       Class A                      Class B
                                                     Common Stock                 Common Stock            Paid-in
                                                 Shares         Amount         Shares       Amount        Capital
                                                 ------         ------         ------       ------        -------
BALANCE, January 1, 1997                      211,374,665      $  211        17,830,000       $18        $(3,672,908)
 Issuance of common stock:
   Exercise of options and warrants             1,141,844           2                                          9,522
   Employee stock purchase plan                                                                                 (875)
   Acquisitions                                13,264,357          13                                        203,607
 Issuance of warrants of subsidiary in
   connection with private placement
   (Note 3)                                                                                                   14,800
  Repurchase of Comcast option                                                                               (25,000)
 Issuance of McCaw option to
   purchase common stock                                                                                      24,743
 Deferred compensation                                                                                         3,753
 Collection of notes receivable, net of
   accrued interest
 Unrealized gain on investments
 Net loss
                                              -----------        ----        ----------       ---        -----------
BALANCE, June 30, 1997                        225,780,866        $226        17,830,000       $18        $(3,903,458)
                                              ===========        ====        ==========       ===        ===========

                                                                         Unrealized   Receivable
                                                Accumulated    Treasury    Gain on        from        Deferred
                                                 Deficit       Shares   Investments  Stockholders  Compensation
                                                 -------       ------   -----------  ------------  ------------
BALANCE, January 1, 1997                       $(1,135,251)  $(31,400)    $14,993       $(1,100)    $(12,241)
 Issuance of common stock:
   Exercise of options and warrants                              (494)
   Employee stock purchase plan                                 2,080
   Acquisitions
 Issuance of warrants of subsidiary in
   connection with private placement
   (Note 3)
  Repurchase of Comcast option
 Issuance of McCaw option to
   purchase common stock
 Deferred compensation                                                                                 1,590
 Collection of notes receivable, net of
   accrued interest                                                                         487
 Unrealized gain on investments                                            12,691
 Net loss                                         (482,473)
                                               -----------   --------     -------         -----     --------
BALANCE, June 30, 1997                         $(1,617,724)  $(29,814)    $27,684         $(613)    $(10,651)
                                               ===========   ========     =======         =====     ========




  The accompanying notes are an integral part of this condensed consolidated financial statement.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED


                                                                                    1997              1996
                                                                                -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (482,473)      $ (248,746)
  Adjustment to reconcile net loss to net
    cash used in operating activities                                               232,841           72,775
                                                                                -----------       ----------

          Net cash used in operating activities                                    (249,632)        (175,971)
                                                                                -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions and purchase of licenses,
    net of cash acquired                                                            (38,264)          58,742
  Other investments and advances to affiliates                                      (55,561)         (21,150)
  Capital expenditures                                                             (539,947)         (25,552)
  Purchases of marketable securities                                                (67,610)          (5,960)
  Other                                                                              (2,401)           2,414
                                                                                -----------       ----------

          Net cash (used in) provided by investing activities                      (703,783)           8,494
                                                                                -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement of debt securities                                500,003               --
  Long-term borrowings                                                              928,000               --
  Other long-term borrowings (repayments), net                                          378             (822)
  Debt issuance costs                                                               (84,950)              --
  Common stock and options issued                                                    33,599          105,004
  Option repurchase and other                                                       (24,513)             (17)
                                                                                -----------       ----------

          Net cash provided by financing activities                               1,352,517          104,165
                                                                                -----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    399,102          (63,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      139,681          340,826
                                                                                -----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   538,783       $  277,514
                                                                                ===========       ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $    46,664       $   10,281
                                                                                ===========       ==========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1 - BASIS OF PRESENTATION.

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

     Total cash and non-cash capital expenditures for the six months ended June 30, 1997 were $535.1 million which is net of the decrease in vendor accounts payable of $29.9 million from December 31, 1996. Under its vendor financing agreements in effect through September 30, 1996, the Company directly financed certain of its equipment purchases. During the six months ended June 30, 1996, the total equipment acquired under these vendor financing agreements was $35.3 million, resulting in total cash and non-cash capital expenditures of $73.6 million. Total capital expenditures includes interest capitalized in connection with the construction and development of the Company's advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse (the "Digital Mobile networks") of approximately $25.1 million and $12.8 million during the six months ended June 30, 1997 and 1996, respectively.

     As of June 30, 1997, approximately $449.0 million of cash, cash equivalents and marketable securities held by McCaw International, Ltd. ("McCaw International"), an indirect wholly-owned subsidiary of Nextel, and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic Digital Mobile and analog specialized mobile radio ("SMR") businesses due to the restrictions contained in the indenture related to the 10-year discount notes (see Note 3) issued by McCaw International in March 1997 (the "MIL Indenture"). The funds are invested in compliance with the MIL Indenture which restricts the type, quality and maturity of such investments.

     Marketable securities are stated at cost as it is the Company's intent to hold these securities to maturity.

      Certain prior period amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS.

      In January 1997, the Company, through a wholly-owned subsidiary, purchased additional common shares of Corporacion Mobilcom S.A. de C.V., a Mexican SMR operator ("Mobilcom") at a cost of $16.5 million, in exchange for shares of Nextel Class A Common Stock, par value $0.001 per share ("Nextel Common Stock"). As a result of a series of additional cash contributions through June 30, 1997 aggregating $24.6 million, the Company has increased its equity interest in Mobilcom to approximately 48.1%.

      In January 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of analog SMR systems in Brazil, for a purchase price of $186.3 million which was paid with approximately 11,964,000 shares of Nextel Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International (Brazil), Ltd., to McCaw International.

      As more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on March 20, 1997, the Company completed the purchase of an option to acquire 25,000,000 shares of Nextel Common Stock (the "Comcast Option") from an affiliate of Comcast Corporation, for an aggregate purchase price of $25.0 million.

NOTE 3 - LONG-TERM DEBT.
                                                                      JUNE 30,      DECEMBER 31,
                                                                       1997             1996
                                                                    -----------      -----------
                                                                           (IN THOUSANDS)
11.5% Senior redeemable discount notes due 2003,
     net of unamortized discount of $64,205 and $89,024             $   461,650    $     436,831
9.75% Senior redeemable discount notes due 2004,
     net of unamortized discount of $161,093 and
     $205,773                                                           965,342          920,662
10.125% Senior redeemable OneComm discount notes due
     2004, net of unamortized discount of $132,956
     and $151,810                                                       276,920          258,066
12.25% Senior redeemable Dial Page discount notes due
     2004, net of unamortized discount of $160,390
     and $186,584                                                       381,440          355,246
10.25% Senior redeemable Dial Page discount notes due
     2005, net of unamortized discount of $40,032
     and $45,192                                                         75,133           69,973
13% Senior redeemable McCaw International discount
     notes due 2007 net of unamortized discount of $445,293             506,170               --
Bank credit facility, interest payable quarterly at
     an adjusted rate calculated either on the prime
     rate or LIBOR (8.19% to 8.81%)                                   1,441,000          590,000
Vendor credit facility at 2% over the prime rate (10.5%)                227,000          150,000
Other                                                                     4,165            3,787
                                                                    -----------    -------------
                                                                      4,338,820        2,784,565
Less current portion                                                      2,556            1,524
                                                                    -----------    -------------

                                                                    $ 4,336,264    $   2,783,041
                                                                    ===========    =============

      In March 1997, McCaw International completed a private placement of 951,463 units (the "McCaw International Private Placement") yielding approximately $500.0 million in gross proceeds. Each unit is comprised of a 10-year senior discount note and a warrant to purchase 0.10616 shares of McCaw International common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $36.45 per share and expire in March 2007. On a fully-diluted basis, the warrants would entitle the holders to purchase, in the aggregate, approximately 1% of McCaw International's common stock.

      As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," Nextel obtained the consent from the holders of the five outstanding issues of Senior Redeemable Discount Notes (the "Nextel Notes"), to certain amendments to and waivers of certain provisions of the indentures relating to the Nextel Notes (the "Nextel Indentures") pursuant to a consent solicitation at a cost of approximately $67.2 million.

NOTE 4 - DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS.

      Equipment sales and related costs for the operation of the Digital Mobile networks are classified within selling, general and administrative expenses as follows (in thousands):

                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                    ---------------------------       ---------------------------
                                         1997          1996                1997           1996
                                      ---------      ---------          ---------      ----------
      Equipment sales               $    55,393    $    33,127        $    98,676      $   58,294
      Cost of equipment sales            84,182         38,640            146,316          67,049
                                    -----------    -----------        -----------      ----------
                                    $   (28,789)   $    (5,513)       $   (47,640)     $   (8,755)
                                    ===========    ===========        ===========      ==========

      The loss generated from the sale of subscriber units used in the Digital Mobile networks primarily results from the Company's subsidy of digital subscriber units and other related digital equipment sales and represents marketing costs for the Digital Mobile networks. The cost of equipment sales includes the cost of the digital subscriber units and other related digital equipment, as well as current period order fulfillment and installation related expenses.

NOTE 5 - SUBSEQUENT EVENTS.

      As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on June 16, 1997 Nextel entered into an agreement with Digital Radio, L.L.C., an entity controlled by Craig O. McCaw (the "McCaw Investor") setting forth the principal terms and conditions on which the McCaw Investor would exercise in full its option (the "First Option") to purchase 15,000,000 shares of Nextel Common Stock for an aggregate purchase price of $232.5 million (the "Option Commitment"). Such Option Commitment was consummated by the McCaw Investor's exercise in full of the First Option on July 28, 1997 (the "Option Closing").

      As more fully discussed in " Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on July 21, 1997, the Company completed a private placement of 500,000 shares of 13% Series D Exchangeable Preferred Stock (the "Series D Preferred Stock") with a liquidation preference of $1,000 per share yielding approximately $482.0 million in net cash proceeds. The Series D Preferred Stock is mandatorily redeemable in July 2009.

NOTE 6 - CONTINGENCIES.

      See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

      The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel for the six months ended June 30, 1996 and 1997, and certain factors that could affect Nextel's prospective financial condition and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the three months ended March 31, 1997.

      Nextel's business consists principally of providing a wide array of digital and analog wireless communications services to its customers in the United States, in each case utilizing frequencies licensed to its subsidiaries by the Federal Communications Commission ("FCC"). Nextel provides a differentiated package of integrated digital wireless communications services under the Nextel brand name to customers of the various networks constructed and operated by Nextel's subsidiaries in and around major metropolitan population centers throughout the country. Collectively, Nextel's operations constitute one of the largest integrated wireless communications networks utilizing a single digital transmission technology currently offering commercial service in the United States. Through its digital and analog wireless communications networks, Nextel is the leading provider of SMR wireless communications services in nearly all 48 states in the continental United States and in Hawaii. Nextel has significant SMR spectrum holdings in and around every major business and population center in the country, including all of the top 50 metropolitan market areas in the United States.

      The Company's operating revenues primarily arise from its digital and analog wireless communications businesses in the United States, particularly the mobile telephone service and two-way radio service and to a lesser extent, from sales and maintenance of related equipment. The Company's business plans and efforts are to a large extent directed toward replacing the remaining traditional analog SMR systems that it currently operates with Digital Mobile networks. A customer using the Company's Digital Mobile network is able to access mobile telephone services, two-way dispatch, paging and alphanumeric short-messaging service, and in the future is expected to be able to access data transmission. The Company is implementing its Digital Mobile networks utilizing digital technology developed and manufactured by Motorola, Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). As of June 30, 1997, Nextel's Digital Mobile networks were operating in major metropolitan areas throughout the United States in which approximately 50% of the total United States population lives or works.

      Prior to the second quarter of 1996, Nextel implemented its Digital Mobile networks in its market areas using Motorola's first generation iDEN technology. During that time frame, Nextel encountered certain technology and system performance issues relating primarily to the voice transmission quality of the mobile telephone service. In response to these issues, Nextel and Motorola took action on several fronts to address system performance issues in general, and voice transmission quality concerns in particular. See Part I,
Item 1, "Business -- Nextel's Digital Mobile Networks -- Experience with First Generation iDEN Systems Implementation," in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996. Additionally, Nextel, together with Motorola, in 1995 began pursuing a program directed toward development and deployment of modifications to the first generation iDEN technology platform, which modifications were targeted specifically at improving the voice transmission quality of the mobile telephone service. Nextel commenced the full-scale commercial launch of its first Digital Mobile networks incorporating the modified iDEN technology ("Reconfigured iDEN") in the Chicago metropolitan market late in the third quarter of 1996. Subsequently in 1996, Nextel commenced full-scale commercial launches of the Reconfigured iDEN Digital Mobile networks in the Atlanta, Boston, Denver, Detroit, and Las Vegas metropolitan market areas, in each case accompanied by an aggressive, regionally focused marketing campaign. During the first half of 1997, Nextel commenced commercial launches of its Reconfigured iDEN technology on the Nextel national digital network throughout the

Pacific Northwest, metropolitan Washington D.C. and in cities in California, North Carolina, New York, Maryland, Missouri, Pennsylvania, Minnesota, Texas, Kansas, and Oklahoma, including San Francisco, Charlotte, Raleigh/Durham, Greensboro/Winston-Salem, Los Angeles, New York, San Diego, St. Louis, Seattle, Portland, Baltimore, Philadelphia, Minneapolis/St. Paul, Dallas/Fort Worth, Kansas City, Topeka, Wichita, Oklahoma City, and Tulsa. Subsequent to June 30, 1997, Nextel commenced commercial launches in cities in Texas, Florida, Pennsylvania and Ohio, which included Houston, Miami/Fort Lauderdale, Tampa/St. Petersburg, Orlando, Jacksonville, Pittsburgh, Cleveland, and Columbus.

      Since December 31, 1994, the number of subscriber units in service on Nextel's Digital Mobile network has increased substantially, reflecting acquisitions, the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided. As a result, the number of subscriber units in service on Nextel's Digital Mobile network increased from 13,500 at December 31, 1994, to 85,000 at December 31, 1995, to 300,300 at December 31, 1996 and to 624,400 at
June 30, 1997. Nextel's business and marketing strategy for its Digital Mobile networks continues to be based on, and reflect, a principal focus on multi-service business users in its markets with Digital Mobile networks.

      The ability of Nextel to continue to add increasing numbers of subscribers on its Digital Mobile network is dependent on a variety of factors. Among the more important of such factors is Nextel's ability to successfully plan for additional system capacity in its market areas at levels adequate to accommodate anticipated new subscribers and the related increases in system usage. One important factor influencing system capacity is the amount of spectrum available to Nextel in a particular market area. Although Nextel intends to continue to pursue opportunities to acquire additional SMR spectrum in its market areas, Nextel believes that its present holdings of 800 MHz spectrum are generally adequate for the current and reasonably foreseeable operation of its Digital Mobile network. In addition, Nextel requires that a sufficient quantity of cell sites, system infrastructure equipment and subscriber units of the appropriate models and types, be made available to meet the demand and preferences of potential subscribers to the Digital Mobile networks. Nextel's ability to successfully add customers on its Digital Mobile networks also depends upon the adequacy and efficiency of the Company's information systems, business processes and related support functions. Any inability of the Company to timely meet Digital Mobile network capacity needs, to have access to suitable cell sites, infrastructure and subscriber equipment in any one or more of its market areas, or to develop, when and as required, improvements or expansions to its systems and processes that are adequate to meet desired levels of customer activation and demand for wireless services on the Digital Mobile network could decrease or postpone subscriber growth, thereby adversely affecting Nextel's revenues, business and prospects.

      Nextel is implementing its recently revised business plan, which contemplates an accelerated deployment during 1997 and 1998 of the Reconfigured iDEN technology platform throughout markets in the United States in which the Company plans to establish Digital Mobile networks (including primary connecting routes between certain markets). Nextel estimates that system infrastructure and other system capital costs to be incurred during the period from March 31, 1997 through the end of 1998 to implement the business plan would be approximately $1,450,000,000. See "-- Future Capital Needs and Resources" and "-- Forward Looking Statements." Nextel believes that the implementation of the accelerated build-out contemplated by its business plan will better position Nextel both to achieve its strategic objectives relating to its United States operations and to prepare for emerging competition in the wireless communications industry, especially from certain current operators that, on their existing cellular frequencies or on PCS frequencies, are in the process of converting their wireless communications systems to digital technology formats and are moving to provide "nationwide coverage" on the resulting systems. Nextel believes that a significant strategic advantage may exist in being "first to market," particularly in comparison to the new "entrepreneur block" PCS licensees and other existing or potential regional wireless communications service providers, which may encounter significant financial and other challenges in replicating or overtaking Nextel's industry position assuming Nextel successfully concludes its nationwide Digital Mobile network build-out plan and develops a sufficient customer base in its markets. Although Nextel already has taken a number of significant steps in anticipation of implementing this business plan (including obtaining modifications to certain terms contained in the Nextel Indentures, to provide the flexibility required to assemble and utilize the necessary financing for such business plan), and further actions currently are underway to reach that objective, several of the actions that must be taken to enable Nextel to implement its business plan are dependent on certain actions by or responses from third parties, which as yet have not been secured. See "-- Future Capital Needs and Resources" and "-- Forward Looking Statements."

RECENT TRANSACTIONS AND DEVELOPMENTS.

      PREFERRED STOCK ISSUANCE. On July 21, 1997, Nextel completed the sale of 500,000 shares of its Series D Preferred Stock with a liquidation preference of $1,000 per share. Nextel received approximately $482,000,000 in net cash proceeds from the sale of the Series D Preferred Stock.

      Dividends on the Series D Preferred Stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at the sole option of Nextel, in additional shares of Series D Preferred Stock. The Series D Preferred Stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after July 15, 2002 at specified redemption prices. Up to 35% of the Series D Preferred Stock may be redeemed on or prior to July 15, 2000, in whole or in part, at the option of Nextel, in certain circumstances, at 113% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Nextel Common Stock. The Series D Preferred Stock is also exchangeable, in whole but not in part, at the option of Nextel, at any time after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

      The shares of Series D Preferred Stock were issued in a private placement transaction and have not been registered with the Commission under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the Series D Preferred Stock, Nextel has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding Series D Preferred Stock for an equal number of shares of 13% Series D Exchangeable Preferred Stock that have been registered pursuant to the Securities Act (the "Exchange Offer"). In the event that the Exchange Offer is not consummated prior to specified dates, the dividend accrual rate applicable to the Series D Preferred Stock will increase by specified amounts until the Exchange Offer is consummated or certain other requirements are met.

      Terms of the Series D Preferred Stock are set forth in the Certificate of Designation which has been filed with the Commission, and is incorporated herein by reference.

      CONSENT SOLICITATION. Under the terms of Nextel's public indentures as in effect prior to June 13, 1997 (the "Former Version Indentures") relating to the Nextel Notes, Nextel and its subsidiaries that are "restricted subsidiaries" for purposes of such Indentures (the "restricted subsidiaries") could not have incurred debt (other than certain categories of "Permitted Debt" (as defined in such Indentures)) unless certain tests were met. Because such terms of the Former Version Indentures could have had the effect of limiting Nextel's ability to borrow the funds necessary to implement its business plan, Nextel sought the consent of the holders of the Nextel Notes to certain amendments to the Former Version Indentures pursuant to a consent solicitation (the "Consent Solicitation"). On June 13, 1997, Nextel obtained the consent of the requisite number of holders of the Nextel Notes to certain amendments and waivers to specific provisions of the Former Version Indentures. Also on that date, Nextel and the Trustee under such Former Version Indentures executed supplemental indentures (the "Supplemental

Indentures") to each of the Former Version Indentures implementing such amendments and waivers. The amendments include, among other things, certain modifications to the debt incurrence limitations of the Former Version Indentures to allow Nextel to incur additional indebtedness, by (i) increasing the amount of permitted debt by $350,000,000 and providing additional flexibility to allocate the total amount of permitted debt among the existing categories of permitted debt; (ii) allowing Nextel to incur indebtedness in excess of such permitted debt, in the period prior to January 1, 2000, based on the amount and timing of any net cash proceeds received by Nextel from new equity issuances (such new equity issuances include the net cash proceeds received by Nextel in connection with issuance of the Series D Preferred Stock, but would exclude equity funds from several other identified sources, including most significantly equity investment proceeds received from affiliates of Craig
O. McCaw in 1997 in connection with the exercise of the First Option and (iii) making Nextel's ability to incur additional indebtedness on and after January 1, 2000 a function of satisfaction of a new interest coverage ratio test. See "-- Liquidity and Capital Resources" and "-- Future Capital Needs and Resources." The Supplemental Indentures also authorize Nextel to transfer to its unrestricted subsidiary group the approximate 17% equity interest in Clearnet currently held directly by Nextel, which Nextel intends to accomplish in the near future and also implemented certain technical amendments.

      In connection with the Consent Solicitation, Nextel has made consent payments totaling approximately $67,150,000 to validly consenting holders of the Nextel Notes (the "Consenting Holders"). The Commission declared effective Nextel's registration statement on Form S-3 relating to the offering of approximately 4,200,000 shares of Nextel Common Stock exclusively to Consenting Holders at a per share price of $16.14 on or about August 8, 1997. At the date hereof, Nextel is not able to predict how many of the shares of Nextel Common Stock included in such offering will be subscribed for by Consenting Holders.

      The foregoing statements relating to the Nextel Indentures are summaries of the relevant provisions and do not purport to be complete. Where reference is made to particular provisions of the Nextel Indentures, such provisions, including the definitions of certain terms, are incorporated by reference as part of such summaries, and are qualified in their entirety by such reference. Each of the Former Version Indentures and the Supplemental Indentures has previously been filed with the Commission, and each of the Former Version Indentures, as amended and supplemented by the appropriate Supplemental Indenture, is incorporated herein by reference.

      MCCAW INVESTOR EXERCISE COMMITMENT. Pursuant to the Option Commitment, the McCaw Investor exercised in full the First Option to purchase 15,000,000 shares of Nextel Common Stock for an aggregate purchase price of $232,500,000 on July 28, 1997. In consideration for the Option Commitment and a payment of a nominal purchase price, Nextel issued to the McCaw Investor a contingent equity instrument (the "CEI") which would have been convertible into shares of Nextel Common Stock if the average closing price for a share of Nextel Common Stock during the 20 trading days immediately preceding the Option Closing (the "Average Trading Price") was less than $15.50 per share. Because the Average Trading Price exceeded $15.50, the CEI automatically expired and was canceled. The remaining options held by the McCaw Investor to purchase up to 20,000,000 additional shares of Nextel Common Stock (not including the New Option, which is defined and tracked separately below) remain in effect as originally issued. In connection with the Option Commitment, the McCaw Investor also agreed to provide up to $50,000,000 in debt financing (subject to certain conditions) to Nextel (the "McCaw Investor Borrowings"). See "-- Liquidity and Capital Resources" and "-- Future Capital Needs and Resources." At the present time, however, Nextel is not taking steps to meet the conditions to access the McCaw Investor Borrowings.

      On March 20, 1997, Nextel completed the purchase of the Comcast Option for an aggregate purchase price of $25,000,000. In connection with the agreements relating to the Option Commitment, Nextel reached an agreement with an affiliate of Craig O. McCaw (such affiliate, the "Purchaser"), pursuant to which the Purchaser acquired, for an aggregate purchase price of $25,000,000, an option, in replacement of the Comcast Option, to purchase 25,000,000 shares of Nextel Common Stock (the "New Option"), 15,000,000 shares of which are purchasable at an exercise price of $16.00 per share and 10,000,000 shares of which are purchasable at an exercise price of $18.00 per share, at any time through July 28, 1998. The New Option, and any shares of Nextel Common Stock issued upon exercise thereof, are transferable, subject to certain limitations. In addition, one direct transferee of the Purchaser will be entitled to designate one nominee for election to Nextel's Board of Directors, provided that such party (i) has exercised the transferred portion of the New Option and continues to own at least 10,000,000 shares of Nextel Common Stock obtained on such exercise; (ii) is not an affiliate of Craig O. McCaw and (iii) does not hold a 5% or greater equity ownership interest in any entity that provides terrestrial-based wireless communications services in competition with Nextel in any of its markets. Shares issuable upon exercise of the New Option will be entitled to certain demand and piggyback registration rights, which would be assignable to transferees in certain circumstances. There can be no assurance that the Purchaser or any transferee will elect to exercise the New Option.
The arrangements pertinent to the New Option, the exercise of the First Option and the McCaw Investor Borrowings are set forth in definitive agreements entered into among the relevant parties, which definitive agreements have been filed with the Commission and are incorporated herein by reference.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996.

      Total revenues for the six months ended June 30, 1997 increased 76% to $256,614,000, as compared to $145,937,000 for the six months ended June 30, 1996. Radio service revenue for the six months ended June 30, 1997 increased 94% to $243,530,000, as compared to $125,853,000 for the six months ended June 30, 1996. The increase in radio service revenue is primarily attributable to subscriber growth in Digital Mobile markets launched in the second half of 1996 and the first half of 1997. In addition, average revenue per digital unit increased from $48.00 to $61.00 for the six months ended June 30, 1996 and 1997, respectively.

      The total number of digital subscriber units in service as of June 30, 1997 was approximately 624,400, as compared to approximately 176,000 digital subscriber units in service as of June 30, 1996. This increase primarily reflects the continued national expansion of the Company's Digital Mobile networks. In addition, Nextel also had approximately 678,200 analog subscriber units in service as of June 30, 1997.

      The average churn rate for the Digital Mobile networks operation increased slightly from approximately 0.7% per month for the six months ended June 30, 1996 to approximately 1.0% per month for the six months ended
June 30, 1997.

      Total analog equipment sales and maintenance revenue for the six months ended June 30, 1997 decreased 35% to $13,084,000, as compared to $20,084,000 for the six months ended June 30, 1996. The decrease in analog SMR unit sales is a result of the Company's focus on digital unit sales, the declining competitiveness of SMR services and related subscriber equipment utilizing analog technology and the migration of analog subscriber units to the Digital Mobile networks.

      Cost of radio service revenue for the six months ended June 30, 1997 increased 6% to $114,566,000, as compared to $107,708,000 for the six months ended June 30, 1996, primarily resulting from an increase in digital subscriber units placed in service which was attributable to the commencement of Digital Mobile network service in certain markets during the first half of 1997 and the second half of 1996. There are certain direct costs associated with the Digital Mobile networks, such as site rental and telecommunications expenses, which are expected to increase as additional Digital Mobile networks are placed into service.

      Selling, general and administrative expenses for the six months ended June 30, 1997 increased 118% to $314,355,000, as compared to $144,045,000 for the six months ended June 30, 1996. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns associated with the full-scale commercial launch of the Digital Mobile networks. The increase in general and administrative expenses is primarily related to increased staffing and other activities supporting implementation and operation of the Digital Mobile networks. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile networks. The loss on Digital Mobile equipment sales for the six months ended June 30, 1997 increased by $38,885,000 to $47,640,000 as compared to the loss for the six months ended June 30, 1996. The increase primarily reflects the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and other related digital equipment and the effect of migrating customers from traditional analog SMR systems to Digital Mobile network systems. The Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

      Depreciation and amortization for the six months ended June 30, 1997 increased 20% to $224,704,000, as compared to $186,829,000 for the six months ended June 30, 1996, reflecting the effect of the activation of additional Digital Mobile networks, the expansion of existing Digital Mobile networks and the effect of certain asset and license acquisitions during the second half of 1996 and the first half of 1997. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as additional Digital Mobile networks are activated or expanded.

      Interest expense for the six months ended June 30, 1997 increased 62% to $172,456,000, as compared to $106,741,000 for the six months ended June 30, 1996. The increase reflects higher debt balances primarily attributable to additional borrowings under the Company's bank and vendor credit facilities. Interest expense has also increased as a result of the completion of the McCaw International Private Placement.

      Interest income for the six months ended June 30, 1997 decreased 7% to $12,286,000, as compared to $13,209,000 for the six months ended June 30, 1996. The decrease reflects lower average cash balances available for investment during the six months ended June 30, 1997 as compared to the prior year.

      The income tax benefit for the six months ended June 30, 1997 decreased 44% to $85,930,000, as compared to $152,150,000 for the six months ended June 30, 1996. These benefits were derived from the recognition of net operating losses which can be utilized against existing deferred tax liabilities. The effective tax rate of 15% for the six months ended June 30, 1997 decreased from 38% for the six months ended June 30, 1996. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1997 as compared to its effective tax rate for 1996. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996.

      Total revenues for the three months ended June 30, 1997 increased 88% to $145,938,000, as compared to $77,619,000 for the three months ended June 30, 1996. Radio service revenue for the three months ended June 30, 1997 increased 106% to $139,845,000, as compared to $67,755,000 for the three months ended June 30, 1996. The increase in radio service revenue is primarily attributable to subscriber growth in Digital Mobile markets launched in the second half of 1996 and the first half of 1997. In addition, average revenue per unit increased from $52.00 to $63.00 for the three months ended June 30, 1996 and 1997, respectively.

      The average churn rate for the Digital Mobile networks operation increased slightly from approximately 0.6% per month for the three months ended June 30, 1996 to approximately 1.0% for the three months ended June 30, 1997.

      Total analog equipment sales and maintenance revenue for the three months ended June 30, 1997 decreased 38% to $6,093,000, as compared to $9,864,000 for the three months ended June 30, 1996. The decrease in analog SMR unit sales is a result of the Company's focus on digital unit sales, the declining competitiveness of SMR services and related subscriber equipment utilizing analog technology, and the migration of analog subscriber units to the Digital Mobile networks.

      Cost of radio service revenue for the three months ended June 30, 1997 increased 5% to $60,808,000, compared to $58,015,000 for the three months ended June 30, 1996, primarily resulting from an increase in digital subscriber units in service attributable to the commencement of Digital Mobile network service in certain markets during the first half of 1997 and the second half of 1996. There are certain direct costs associated with the Digital Mobile networks, such as site rental and telecommunications expenses, which are expected to increase as additional Digital Mobile networks are placed into service.

      Selling, general and administrative expenses for the three months ended June 30, 1997 increased 131% to $181,979,000, as compared to $78,756,000 for the three months ended June 30, 1996. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns associated with the full-scale commercial launch of the Digital Mobile networks. The increase in general and administrative expenses is also related to increased staffing and other activities supporting implementation and operation of the Digital Mobile networks. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile networks. The loss on Digital Mobile equipment sales for the three months ended June 30, 1997 increased by $23,276,000 to $28,789,000, as compared to the loss for the three months ended June 30, 1996. The increase primarily reflects the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and other related digital equipment and the effect of migrating customers from traditional analog SMR systems to Digital Mobile network systems. The Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

      Depreciation and amortization for the three months ended June 30, 1997 increased 22% to $114,501,000, as compared to $94,155,000 for the three months ended June 30, 1996, reflecting the effect of the activation of additional Digital Mobile networks, the expansion of existing Digital Mobile networks and the effect of certain asset and license acquisitions during the second half of 1996 and the first half of 1997. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as additional Digital Mobile networks are activated or expanded.

      Interest expense for the three months ended June 30, 1997 increased 70% to $97,189,000, as compared to $57,321,000 for the three months ended June 30, 1996. The increase reflects higher debt balances primarily attributable to additional borrowings under the Company's bank and vendor credit facilities. Interest expense has also increased as a result of the completion of the McCaw International Private Placement.

      Interest income for the three months ended June 30, 1997 increased 26% to $8,304,000, as compared to $6,585,000 for the three months ended June 30, 1996. The increase relates to the interest earned on the unused proceeds from the McCaw International Private Placement.

      The income tax benefit for the three months ended June 30, 1997 decreased 43% to $46,494,000, as compared to $81,128,000 for the three months ended June 30, 1996. These benefits were derived from the recognition of net operating losses which can be utilized against existing deferred tax liabilities. The effective tax rate of 15% for the three months ended June 30, 1997 decreased from 38% for the three months ended June 30, 1996. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1997 as compared to its effective tax rate for 1996. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

      Nextel had net losses of $482,473,000 and $248,746,000 for the six months ended June 30, 1997 and 1996, respectively. Total expenses associated with developing and operating the Digital Mobile networks have more than offset digital service revenues and the operating earnings of the analog SMR operations, and are expected to continue to offset such operating earnings for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, Nextel anticipates using its existing cash and investments and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

      Since December 31, 1996 working capital has increased by $536,419,000 to $469,772,000 as of June 30, 1997. The increase in working capital is primarily a result of the increase in cash and cash equivalents resulting from the net proceeds of $482,000,000 generated by the McCaw International Private Placement, an $88,378,000 increase in accounts receivable and a $24,481,000 increase in inventory, offset by a $47,845,000 increase in accounts payable and accrued liabilities.

      BANK AND VENDOR CREDIT FACILITY. Effective September 30, 1996, Nextel, Nextel Finance Company, a wholly-owned subsidiary of Nextel ("NFC"), and certain subsidiaries of Nextel entered into definitive agreements with respect to a secured credit facility arranged by Chase Securities, Inc., J.P. Morgan Securities, Inc. and Toronto-Dominion Securities (USA), Inc. (the "Bank Credit Facility"). Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation ("NTFC") (the "Vendor Credit Facility" and collectively with the Bank Credit Facility, the "Bank and Vendor Credit Facilities"). The credit agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") currently provides for up to $1,655,000,000 of secured financing, consisting of a $1,085,000,000 revolving loan and $570,000,000 in term loans. The credit agreement relating to the Vendor Credit Facility (the "Vendor Credit Agreement") currently provides for up to $345,000,000 of secured financing, consisting of a $195,000,000 revolving loan and $150,000,000 in term loans. Borrowings under the Bank and Vendor Credit Facilities are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the Nextel Indentures. At June 30, 1997, Nextel had drawn approximately $1,441,000,000 of its available financing under the Bank Credit Facility, leaving an aggregate of approximately $214,000,000 available for borrowing under such facility, and had drawn $227,000,000 of its available financing under the Vendor Credit Facility, leaving an aggregate of approximately $118,000,000 available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions.

      ADDITIONAL BANK AND VENDOR FINANCING. Nextel and certain lenders have entered into a commitment letter and related term sheet dated July 11, 1997 setting forth the terms and conditions on which Nextel could gain access to $250,000,000 in additional secured financing, thereby increasing the aggregate amount available under the Bank Credit Facility to $1,905,000,000. Nextel has obtained the requisite consent of certain lenders and Motorola which would enable Nextel to gain access to such $250,000,000 in additional financing. Nextel has also reached an understanding with Motorola regarding the terms and conditions pursuant to which Nextel could access up to an additional $450,000,000 of equipment financing to be made available by Motorola (the "Additional Motorola Financing") such contemplated increases in the amounts available under the Bank and Vendor Credit Facilities, and the other amounts constituting the Additional Motorola financing are more fully described below (see "-- Future Capital Needs and Resources").

      NEXTEL SERIES D EXCHANGEABLE PREFERRED STOCK PRIVATE PLACEMENT. As more fully described above, Nextel completed a private placement of 500,000 shares of its Series D Preferred Stock on July 21, 1997, yielding approximately $482,000,000 in net proceeds. See "-- Recent Transactions and Developments".

      CASH FLOWS. Net cash used in operating activities for the six months ended June 30, 1997 was $249,632,000 as compared to $175,971,000 for the six months ended June 30, 1996. This increase of approximately $73,661,000 is primarily attributable to the increase in costs related to the implementation and operation of the Digital Mobile networks. Net cash used in investing activities was $703,783,000 for the six months ended June 30, 1997, which is primarily related to cash paid for system capital expenditures of $539,947,000 for the build-out of the Digital Mobile networks. Financing activities during the six months ended June 30, 1997 consisted primarily of net borrowings of $928,000,000, as well as proceeds from the McCaw International Private Placement of $500,003,000, offset by $84,950,000 of capitalized debt issuance costs related to the McCaw International Private Placement and the Consent Solicitation. As a result of the above activities, cash and cash equivalents increased $399,102,000 during the six months ended June 30, 1997.

FUTURE CAPITAL NEEDS AND RESOURCES.

      Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks, operating expenses relating both to the Digital Mobile networks and to the analog SMR networks, potential acquisitions (including the acquisition of rights to spectrum through the contemplated 800 MHz spectrum auction process), debt service requirements and other general corporate purposes. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years. During the ongoing start-up phase of its Digital Mobile networks, Nextel expects that it will need to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses. Nextel's aggregate cash, cash equivalents and marketable securities at June 30, 1997 totaled approximately $611,495,000 of which approximately $449,038,000 represents cash, cash equivalents and marketable securities held by McCaw International and its subsidiaries, which are not available to fund any of the cash needs of Nextel's domestic Digital Mobile and analog SMR businesses, due to restrictions contained in the provisions of the MIL Indenture.

      The Company is currently implementing its business plan to accelerate and expand the deployment of its Digital Mobile networks in its domestic markets during 1997 and 1998. To implement such plan, Nextel estimates that the external funding required to meet the cash needs of its domestic business activities during the period from March 31, 1997 through the end of 1998, principally including the funding of anticipated capital expenditures and potential acquisitions (including potential acquisitions of licenses in the FCC's proposed 800 MHz spectrum auction) and operating losses, will be approximately $2,500,000,000 which includes approximately $1,450,000,000 of system infrastructure and other system capital costs expected to be incurred during this period. As noted below, such estimates are based on a number of significant assumptions.

      To fully implement its business plan, Nextel would need to obtain additional amounts of debt or equity financing beyond that available under the Bank and Vendor Credit Facilities currently in place. (See "-- Liquidity and Capital Resources").

      The Bank Credit Agreement contemplates that, with the consent of the lenders holding a majority of the outstanding loans and available commitments under the Bank Credit Agreement and under the Vendor Credit Agreement Nextel may borrow up to an additional $250,000,000 (subject to certain limitations) under the Bank Credit Facility (the "Additional Bank Borrowings"). Nextel and certain lenders have entered into a commitment letter and related term sheet dated July 11, 1997 setting forth the terms and conditions on which Nextel could gain access to $250,000,000 in Additional Bank Borrowings. The Bank Credit Agreement and the Vendor Credit Agreement also contemplate that borrowings under the Vendor Credit Facility may be increased by up to $50,000,000 (subject to certain limitations) (the "Additional Vendor Borrowings"). The remaining funds available for borrowings under the Bank and Vendor Credit Facilities (including, if successfully structured, the increased amounts contemplated pursuant to the Additional Bank Borrowings and the Additional Vendor Borrowings) may be drawn upon prior to the final maturity date of such facilities in 2003, although the amount available under such facilities will be reduced to reflect scheduled amortization commencing in 2001.

      Nextel has also reached an understanding with Motorola regarding the terms and conditions pursuant to which Nextel could access up to an additional $450,000,000 of equipment financing through Motorola consisting of (i) $50,000,000 in Additional Vendor Borrowings, (ii) up to an additional $200,000,000 in secured borrowings (which could be drawn through March 1999 and only as a term loan) that are to be second in ranking to the borrowings made pursuant to both the Vendor Credit Agreement and Nextel's existing Bank Credit Agreement (the "Second Secured Borrowings")), and (iii) up to an additional $200,000,000 in borrowings that would be required to be ratably secured on an equal ranking with borrowings pursuant to the Vendor Credit Agreement and the Bank Credit Agreement (the "Senior Secured Borrowings"). Availability of such additional financing is subject to a number of conditions that have not yet been satisfied, including, among others, with respect to the Second Secured Borrowings, the prior borrowing of all amounts available under the Vendor Credit Agreement (including the $50,000,000 in Additional Vendor Borrowings pursuant thereto described above) and under the Bank Credit Agreement (including, with respect to the second $100,000,000 of the Second Secured Borrowings, the borrowing of $250,000,000 in Additional Bank Borrowings pursuant to the Bank Credit Agreement described above and the receipt of the approval from a majority of the secured parties under the Vendor Credit Agreement and the Bank Credit Agreement. The availability of the Senior Secured Borrowings is subject to a number of additional conditions, including the unanimous approval of the secured parties under the Bank Credit Agreement and the Vendor Credit Agreement. Nextel is currently not taking steps to meet such additional conditions and accordingly, Nextel has assumed for planning purposes that none of the funds constituting the Senior Secured Borrowings will be available during 1997 and 1998.

      The Company has obtained written commitments from the relevant lending parties, and has obtained certain of the required consents and approvals of third parties required to access the Additional Bank Borrowings, the Additional Vendor Borrowings and the Second Secured Borrowings. Nextel and the relevant lending parties contemplate negotiating and entering into appropriate definitive agreements implementing the terms of the financing arrangements relating to the Additional Bank Borrowings, the Additional Vendor Borrowings and the Second Secured Borrowings, as described above, and Nextel is now or shortly will commence seeking the remaining consents and approvals required to gain access to such additional financing. The availability of all of such additional financing is also subject to Nextel's satisfying certain requirements under the Nextel Indentures, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "Permitted Indebtedness" (as such term is defined in the Nextel Indentures) under the Bank Credit Facility and the Vendor Credit Facility, the Additional Bank Borrowings, the Additional Vendor Borrowings and the Second Secured Borrowings referred to above. Nextel's receipt of the $482,000,000 in net cash proceeds from the issuance of the Series D Preferred Stock (the "Preferred Stock Proceeds") is sufficient to enable Nextel to access all such funding sources under the requirements of the Nextel Indentures.

      To the extent any of the aforementioned proceeds from equity issuances or financing arrangements are not available or are not sufficient to meet Nextel's funding needs, it will be necessary for Nextel to obtain alternate sources of financing. Assuming that (i) Nextel secures access to all of the available funds under the Bank Credit Facility and the Vendor Credit Facility, and enters into appropriate definite agreements to obtain access to the $250,000,000 in Additional Bank Borrowings and to the $50,000,000 Additional Vendor Borrowings;
(ii) Nextel obtains access to the $200,000,000 in Second Secured Borrowings and
(iii) the New Option is exercised and Nextel receives the proceeds therefrom of approximately $420,000,000, the Company believes that such amounts, coupled with the Company's available cash and cash equivalents (including the Preferred Stock Proceeds and the $232,500,000 in proceeds from the exercise of the First Option), will provide funds that in the aggregate are expected to be substantially sufficient to implement the Company's business plan and meet the other cash needs of its domestic business activities through the end of 1998. Thereafter, Nextel may require substantial additional financing. See "-- Forward Looking Statements."

      The availability of borrowings pursuant to the Bank and Vendor Credit Facilities, and the availability of the Additional Bank Borrowings, the Additional Vendor Borrowings and the Second Secured Borrowings, if structured successfully, are expected to be subject to certain conditions, and there can be no assurance that such conditions will be met. Moreover, there can be no assurance that the Additional Bank Borrowings, the Additional Vendor Borrowings or the Second Secured Borrowings will be available, that the New Option will be exercised and that Nextel will receive the proceeds therefrom or that any of the other outstanding options will be exercised. The Bank Credit Facility, the Vendor Credit Facility, the terms of the Nextel Indentures and the terms of Nextel's Certificate of Designation relating to the Series D Preferred Stock contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of Nextel's capital expenditures and operating losses, and the market price of the Nextel Common Stock. See"-- Forward Looking Statements."

      Nextel currently is aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but the Company cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the timing of the anticipated 800 MHz spectrum auction process (which is currently scheduled to commence in the fall of 1997), and the amounts required to be bid to acquire any or all of the available spectrum blocks in the major metropolitan market areas where Nextel currently operates, or currently plans to operate its Digital Mobile networks; (ii) the amounts that may be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks that may be acquired by Nextel in the 800 MHz spectrum auction process; (iii) the cash amounts, if any, received by Nextel in connection with its offering of the Nextel Common Stock to Consenting Holders (assuming the consummation of such offering); (iv) the uncertainty with respect to the success and/or timing of the continuing development and deployment activities relating to the Reconfigured iDEN technology format and assuming successful and timely completion of such efforts, the uncertainty with respect to the success of commercial introduction and customer acceptance of Nextel's Digital Mobile network services in new market areas using such technology; (v) the potential commercial opportunities and risks associated with implementation of Nextel's accelerated business plan and (vi) the net impact on Nextel's capital budget of certain developments currently expected to increase capital needs (e.g., the additional capital needed if Nextel acquires for cash additional spectrum in certain markets to increase the capacity and/or efficiency of Nextel's operating Digital Mobile networks in such markets, the additional capital needed for more extensive construction of Digital Mobile networks in additional market areas acquired or that may be acquired in the future, and the expenditures associated with analog SMR station construction requirements under the currently effective FCC 800 MHz channel licensing approach) that may be offset (whether wholly or partially) by other developments anticipated to (or to have the potential to) reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in the relevant markets, reductions in infrastructure and subscriber unit prices obtained from Motorola pursuant to the Second Equipment Agreement Amendment and a new agreement entered into on March 27, 1997, alternative and more economical means for increasing system capacity, other than constructing additional cell sites and/or installing additional base radios, such as use of so-called "smart antennas," mini-cells and software-driven and/or system design performance enhancements). Many of the foregoing factors involve elements wholly or partially beyond Nextel's control or influence. Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). See "-- Forward Looking Statements."

      For a more detailed discussion of certain of the factors and considerations that could have a material effect on the timing and/or amount of future funding required by the Company, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Capital Needs and Resources," in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

FORWARD LOOKING STATEMENTS.

      "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are included in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the geographical areas and occupational market segments that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance, the successful nationwide deployment of the Reconfigured iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, Nextel's ability to timely and successfully accomplish required scale-up of its billing, customer care and similar back-room operations to keep pace with customer growth and increased system usage, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS.

      The Company is involved in certain legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1996. During the six months ended June 30, 1997, there were no material changes in the status of those proceedings other than the legal proceeding noted below.

      The Court of Chancery, New Castle County, Delaware entered an Order dismissing the lawsuit titled Angelo Mesiero, William Schiemann and Dennis Donnegan v. American Mobile Systems, Inc., Richard Somers, William Wedum, Gary Howard and Nextel Communications, Inc. without prejudice. Prior to the Court's granting of the Order to dismiss the lawsuit without prejudice, all relevant parties to the litigation entered into a stipulation agreeing to the dismissal of the lawsuit without prejudice. The details of the lawsuit are described under "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.     CHANGES IN SECURITIES.

   (a)     Inapplicable

   (b)     Inapplicable

   (c) Recent Issues of Unregistered Securities. Nextel sold securities that were not registered under the Securities Act in the following transactions during the second quarter of 1997.

           On April 11, 1997, Nextel entered into an agreement with the McCaw Investor, pursuant to which the McCaw Investor committed to exercise in full the First Option to purchase 15,000,000 shares of Nextel Common Stock for an aggregate purchase price of $232,500,000 which purchase was consummated on July 28, 1997. In consideration for the McCaw Investor's Option Commitment and payment of a nominal purchase price, Nextel agreed to issue the CEI to the McCaw Investor, which would have been convertible into shares of Nextel Common Stock if the Average Trading Price was less than $15.50 per share. Because the Average Trading Price during the 20 trading days immediately preceding the Option Closing date exceeded $15.50, the CEI automatically expired and was canceled.

           In connection with the agreements relating to the Option Commitment, Nextel and the Purchaser reached an agreement, pursuant to which the Purchaser acquired, effective as of June 16, 1997 for an aggregate purchase price of $25,000,000, the New Option to purchase 15,000,000 shares which are purchasable at an exercise price of $16.00 per share and 10,000,000 shares which are purchasable at an exercise price of $18.00 per share at any time through July 28, 1998.

           Each of the foregoing transactions was effected pursuant to the exemption of Section 4(2) of the Securities Act in reliance upon representations of the relevant purchasers and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such Act.




ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On May 15, 1997 the Company conducted the Annual Meeting of Stockholders in Washington, D.C. Only holders of record of Nextel's Common Stock and of Nextel Class A Convertible

Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock") on March 28, 1997 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Nextel Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the stockholders at the Annual Meeting. The holder of record of the Nextel Preferred Stock at the close of business on the Record Date was entitled to one vote per share of Nextel Common Stock into which its shares of Class A Preferred Stock were convertible on the Record Date. The holder of Class A Preferred Stock, in its capacity as such, was entitled to vote together with the holders of Nextel Common Stock on each matter voted upon at the Annual Meeting other than the election of directors. As of the Record Date there were 223,766,140 shares of Nextel Common Stock outstanding and 8,163,265 shares of Class A Preferred Stock (convertible into 24,489,795 shares of Nextel Common Stock) outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1       To elect a total of three directors of the Company, each to hold office for a three-year term ending on the date of the third succeeding Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified.

      Set forth below is information regarding the 190,631,558 shares of Nextel Common Stock voted in the election of the directors (85.192% of the total number of shares of Nextel Common Stock entitled to vote on such matter at the Annual Meeting).


         Name                            For                       Withheld             Broker Non-Vote
         ----                            ---                       --------             ---------------

         William Conway, Jr.        188,183,891                    2,447,667                     0
         Keisuke Nakasaki           188,173,667                    2,457,891                     0
         Morgan O'Brien             188,170,658                    2,460,900                     0

         The following are the names of each of the Company's other directors whose term of office continued after the meeting: Directors Holding Office Until 1998: Keith Bane, Craig O. McCaw and Masaaki Torimoto; Directors Holding Office Until 1999: Daniel F. Akerson, Robert Cooper, Timothy M. Donahue and Dennis M. Weibling.

Proposal 2       To ratify the appointment of Deloitte & Touche LLP as the firm of independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for fiscal year
                 1997.

      Set forth below is information regarding the 190,631,558 shares of Nextel Common Stock voted for Proposal 2 (85.192% of the total number of shares of Nextel Common Stock entitled to vote on such matters at the Annual Meeting).

         Votes FOR                                             190,252,875
         Votes AGAINST                                             175,062
         Votes ABSTAINED                                           203,621
         Broker NON-VOTE                                                 0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

          (a) List of Exhibits.

         EXHIBIT NUMBER                                         EXHIBIT DESCRIPTION
         --------------                                         -------------------
                 4.1         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture between Old Nextel and The Bank of New York, as Trustee, dated August 15,
                             1993 ) (filed on June 17, 1997 as Exhibit 4.1 to Nextel's Current Report on Form 8-K dated June 17,
                             1997 (the "June 17 Form 8-K") and incorporated herein by reference).

                 4.2         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture between Old Nextel and The Bank of New York, as Trustee, dated as of
                             February 15, 1994 ) (filed on June 17, 1997 as Exhibit 4.2 to the June 17 Form 8-K and incorporated herein by reference).

                 4.3         Fourth Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Redeemable Discount Notes due 2004, dated as of April 25, 1994, between Dial Call and The Bank of New York ) (filed on June 17, 1997 as Exhibit 4.3 to the June 17 Form
                             8-K and incorporated herein by reference).

                 4.4         Fifth Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Discount Notes due 2005, dated as of December 22, 1993, between
                             Dial Call and The Bank of New York ) (filed on June 17, 1997 as Exhibit 4.4 to the June 17 Form 8-K and
                             incorporated herein by reference).

                 4.5         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Redeemable Discount Notes due 2004, dated as of January 13, 1994, between OneComm (formerly called CenCall Communications Corp.) (filed on June 17, 1997 as Exhibit 4.5 to the June 17 Form 8-K and incorporated herein by reference).

                 4.6         Amendment No. 1 dated as of March 24, 1997 to the Bank Credit Agreement (filed on July 9, 1997 as
                             Exhibit 99.1 to Nextel's Current Report on Form 8-K dated July 9, 1997 (the "July 9 Form 8-K") and incorporated herein by reference).

                 4.7         Amendment No. 1 dated as of March 24, 1997 to the Vendor Credit Agreement (filed on July 9, 1997 as
                             Exhibit 99.2 to the July 9 Form 8-K and incorporated herein by reference).

                 4.8         Option Exercise and Lending Commitment Agreement by and between Nextel and Digital Radio, L.L.C., dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.1 to the July 9 Form 8-K and incorporated herein by reference).

                 4.9         Contingent Equity Instrument by and between Digital Radio, L.L.C. and Nextel dated as of June 16, 1997
                             (filed on July 9, 1997 as Exhibit 10.2 to the July 9 Form 8-K and incorporated herein by reference).


                                 EXHIBIT INDEX

         EXHIBIT NUMBER                                         EXHIBIT DESCRIPTION
         --------------                                         -------------------
                 4.10        Option Purchase Agreement by and among Nextel and Unrestricted Subsidiary Funding Company and Option
                             Acquisition, L.L.C, dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.3 to the July 9 Form
                             8-K and incorporated herein by reference).

                 4.11        Option Agreement (First New Option) by and between Option Acquisition. L.L.C. and Nextel, dated as of
                             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.4 to the July 9 Form 8-K and incorporated herein by reference).

                 4.12        Option Agreement (Second New Option) by and between Option Acquisition, L.L.C. and Nextel, dated as of
                             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.5 to the July 9 Form 8-K and incorporated herein by reference).

                 4.13        Certificate of Designation for 13% Series D Exchangeable Preferred Stock (filed on July 22, 1997 as
                             Exhibit 4.1 to Nextel's Current Report on Form 8-K dated July 21, 1997 and incorporated herein by reference).

                 4.14        Amendment No. 2 dated as of June 30, 1997 to the Bank Credit Agreement (filed on August 5, 1997 as
                             Exhibit 4.41 to Nextel's Registration Statement No. 333-28461 on Form S-3 (the "August S-3 Registration
                             Statement") and incorporated herein by reference).

                 4.15        Amendment No. 2 dated as of June 30, 1997 to the Vendor Credit Agreement (filed on August 5,1997 as
                             Exhibit 4.42 to the August S-3 Registration Statement and incorporated herein by reference).

                 10.1        Registration Rights Agreement (Option Acquisition) by and among Nextel Communications, Inc. and Option
                             Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.6 to the July 9
                             Form 8-K and incorporated herein by reference).

                 10.2        First Amendment to Registration Rights Agreement (amending that certain Registration Rights Agreement dated June 29, 1995) by and among Nextel Communications, Inc., Digital Radio, L.L.C. and Option
                             Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.7 to the July 9
                             Form 8-K and incorporated herein by reference).

                  27**       Financial Data Schedule.

----------------
** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

(b)     Reports on Form 8-K.

(i)     Current Report on Form 8-K dated and filed June 17, 1997 with the
        Commission.
(ii)    Current Report on Form 8-K dated and filed June 2, 1997 with the
        Commission.
(iii) Current Report on Form 8-K dated and filed April 15, 1997 with the Commission.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NEXTEL COMMUNICATIONS, INC.

                                   By:              /s/WILLIAM G. ARENDT
                                        --------------------------------------
Date:  August 12, 1997                               William G. Arendt
                                               Vice President and Controller

                                 EXHIBIT INDEX

         Exhibit Number                                         Exhibit Description
         --------------                                         -------------------
                 4.1         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture between Old Nextel and The Bank of New York, as Trustee, dated August 15,
                             1993 ) (filed on June 17, 1997 as Exhibit 4.1 to Nextel's Current Report on Form 8-K dated June 17,
                             1997 (the "June 17 Form 8-K") and incorporated herein by reference).

                 4.2         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture between Old Nextel and The Bank of New York, as Trustee, dated as of
                             February 15, 1994 ) (filed on June 17, 1997 as Exhibit 4.2 to the June 17 Form 8-K and incorporated herein by reference).

                 4.3         Fourth Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Redeemable Discount Notes due 2004, dated as of April 25, 1994, between Dial Call and The Bank of New York ) (filed on June 17, 1997 as Exhibit 4.3 to the June  17
                             Form 8-K and incorporated herein by reference).

                 4.4         Fifth Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Discount Notes due 2005, dated as of December 22, 1993, between
                             Dial Call and The Bank of New York ) (filed on June 17, 1997 as Exhibit 4.4 to the June 17 Form 8-K and
                             incorporated herein by reference).

                 4.5         Third Supplemental Indenture, dated as of June 13, 1997 between Nextel and The Bank of New York
                             (relating to the Indenture for Senior Redeemable Discount Notes due 2004, dated as of January 13, 1994, between OneComm (formerly called CenCall Communications Corp.) (filed on June 17, 1997 as Exhibit 4.5 to the June 17 Form 8-K and incorporated herein by reference).

                 4.6         Amendment No. 1 dated as of March 24, 1997 to the Bank Credit Agreement (filed on July 9, 1997 as
                             Exhibit 99.1 to Nextel's Current Report on Form 8-K dated July 9, 1997 (the "July 9 Form 8-K") and incorporated herein by reference).

                 4.7         Amendment No. 1 dated as of March 24, 1997 to the Vendor Credit Agreement (filed on July 9, 1997 as
                             Exhibit 99.2 to the July 9 Form 8-K and incorporated herein by reference).

                 4.8         Option Exercise and Lending Commitment Agreement by and between Nextel and Digital radio, L.L.C., dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.1 to the July 9 Form 8-K and incorporated herein by reference).

                 4.9         Contingent Equity Instrument by and between Digital Radio, L.L.C. and Nextel dated as of June 16, 1997
                             (filed on July 9, 1997 as Exhibit 10.2 to the July 9 Form 8-K and incorporated herein by reference).

                                 EXHIBIT INDEX

         EXHIBIT NUMBER                                         EXHIBIT DESCRIPTION
         --------------                                         -------------------
                 4.10        Option Purchase Agreement by and among Nextel and Unrestricted Subsidiary Funding Company and Option
                             Acquisition, L.L.C, dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.3 to the July 9 Form
                             8-K and incorporated herein by reference).

                 4.11        Option Agreement (First New Option) by and between Option Acquisition. L.L.C. and Nextel, dated as of
                             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.4 to the July 9 Form 8-K and incorporated herein by reference).

                 4.12        Option Agreement (Second New Option) by and between Option Acquisition, L.L.C. and Nextel, dated as of
                             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.5 to the July 9 Form 8-K and incorporated herein by reference).

                 4.13        Certificate of Designation for 13% Series D Exchangeable Preferred Stock (filed on July 22, 1997 as
                             Exhibit 4.1 to Nextel's Current Report on Form 8-K dated July 21, 1997 and incorporated herein by reference).

                 4.14        Amendment No. 2 dated as of June 30, 1997 to the Bank Credit Agreement (filed on August 5, 1997 as
                             Exhibit 4.41 to Nextel's Registration Statement No. 333-28461 on Form S-3 (the "August S-3 Registration
                             Statement") and incorporated herein by reference).

                 4.15        Amendment No. 2 dated as of June 30, 1997 to the Vendor Credit Agreement (filed on August 5,1997 as
                             Exhibit 4.42 to the August S-3 Registration Statement and incorporated herein by reference).

                 10.1        Registration Rights Agreement (Option Acquisition) by and among Nextel Communications, Inc. and Option
                             Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.6 to the July 9
                             Form 8-K and incorporated herein by reference).

                 10.2        First Amendment to Registration Rights Agreement (amending that certain Registration Rights Agreement dated June 29, 1995) by and among Nextel Communications, Inc., Digital Radio, L.L.C. and Option
                             Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.7 to the July 9
                             Form 8-K and incorporated herein by reference).

                 27          Financial Data Schedule.