Form 10-Q
period 1997-09-30
NEXTEL COMMUNICATIONS INC
filed 1997-11-14
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________

                         Commission File Number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                             36-3939651
    (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
     incorporation or organization)

   1505 FARM CREDIT DRIVE, MCLEAN, VA                                  22102
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (703) 394-3000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

       Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                          Number of Shares Outstanding
               Title of Class                                   on October 31, 1997
               --------------                                   -------------------
   Class A Common Stock, $0.001 par value                            244,872,344

      Class B Non-Voting Common Stock,                                17,830,000
              $0.001 par value

                           NEXTEL COMMUNICATIONS, INC.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I        FINANCIAL INFORMATION.

              Item 1.      Financial Statements - Unaudited.

                        Condensed Consolidated Balance Sheets -
                           As of September 30, 1997 and December 31, 1996.                                         3

                        Condensed Consolidated Statements of Operations -
                           For the Nine Months Ended September 30, 1997 and 1996.                                  4

                        Condensed Consolidated Statements of Operations -
                           For the Three Months Ended September 30, 1997 and 1996.                                 5

                        Condensed Consolidated Statement of Changes in Stockholders' Equity -
                           For the Nine Months Ended September 30, 1997.                                           6

                        Condensed Consolidated Statements of Cash Flows -
                           For the Nine Months Ended September 30, 1997 and 1996.                                  7

                        Notes to Condensed Consolidated Interim Financial
                           Statements.                                                                             8

              Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                                                   13


PART II       OTHER INFORMATION.

              Item 1.    Legal Proceedings.                                                                       31

              Item 2.    Changes in Securities.                                                                   31

              Item 6.    Exhibits and Reports on Form 8-K.                                                        32

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1997             1996
                                                                                  ------------     ------------
                                    ASSETS                                        (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents (of which $294,429
     is restricted as of September 30, 1997)                                      $    475,370     $    139,681
   Marketable securities (of which $85,121
     is restricted as of September 30, 1997)                                            87,924            5,012
   Accounts and notes receivable, less allowance for doubtful
     accounts of $26,796 and $10,774                                                   228,812           90,392
   Radio and accessory inventory                                                        67,862           45,168
   Prepaid expenses and other                                                           32,817           28,844
                                                                                  ------------     ------------
           Total current assets                                                        892,785          309,097
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
     of $477,208 and $314,808                                                        2,687,341        1,803,739
INTANGIBLE ASSETS, net of accumulated amortization
     of $728,359 and $566,327                                                        4,414,642        4,076,300
OTHER ASSETS                                                                           467,261          283,303
                                                                                  ------------     ------------
                                                                                  $  8,462,029     $  6,472,439
                                                                                  ============     ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, accrued expenses and other                                   $    578,206     $    374,220
   Current portion of long-term debt                                                    12,733            1,524
                                                                                  ------------     ------------
           Total current liabilities                                                   590,939          375,744
LONG-TERM DEBT                                                                       4,229,765        2,783,041
DEFERRED INCOME TAXES                                                                  509,052          505,516
OTHER                                                                                   34,390               --
                                                                                  ------------     ------------
           Total liabilities                                                         5,364,146        3,664,301
                                                                                  ------------     ------------
CONTINGENCIES (NOTE 6)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009, 13%
   cumulative annual dividend; 500,000 shares issued and
   outstanding as of September 30, 1997, stated at liquidation value                   512,822               --
STOCKHOLDERS' EQUITY
   Preferred stock, Class A convertible redeemable,
     8,163,265 shares issued and outstanding                                           300,000          300,000
   Preferred stock, Class B convertible, 82 shares issued and outstanding                   --               --
   Common stock, Class A, 241,837,275 and 211,374,665 shares issued,
     240,440,720 and 209,753,097 shares outstanding                                        242              211
   Common stock, Class B, non-voting convertible, 17,830,000 shares
     issued and outstanding                                                                 18               18
   Paid-in capital                                                                   4,182,289        3,672,908
   Accumulated deficit                                                              (1,923,858)      (1,135,251)
   Treasury shares, at cost, 1,396,555 and 1,621,568 shares                            (26,886)         (31,400)
   Unrealized gain on investments                                                       64,163           14,993
   Notes receivable from stockholders                                                     (613)          (1,100)
   Deferred compensation, net                                                          (10,294)         (12,241)
                                                                                  ------------     ------------
           Total stockholders' equity                                                2,585,061        2,808,138
                                                                                  ------------     ------------
                                                                                  $  8,462,029     $  6,472,439
                                                                                  ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                     1997               1996
                                                                                 ------------       ------------
REVENUES
   Radio service revenue                                                         $    444,590       $    208,737
   Analog equipment sales and maintenance                                              19,248             28,240
                                                                                 ------------       ------------
                                                                                      463,838            236,977
                                                                                 ------------       ------------

OPERATING EXPENSES
   Cost of radio service revenue                                                      183,061            166,783
   Cost of analog equipment sales and maintenance                                      12,016             20,848
   Selling, general and administrative                                                568,112            224,650
   Depreciation and amortization                                                      361,757            291,698
                                                                                 ------------       ------------
                                                                                    1,124,946            703,979
                                                                                 ------------       ------------

OPERATING LOSS                                                                       (661,108)          (467,002)
                                                                                 ------------       ------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                  (279,901)          (165,524)
   Interest income                                                                     21,514             17,953
   Other, net                                                                           5,486                 --
                                                                                 ------------       ------------
                                                                                     (252,901)          (147,571)
                                                                                 ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                                                       (914,009)          (614,573)

INCOME TAX BENEFIT                                                                    125,402            216,944
                                                                                 ------------       ------------

NET LOSS                                                                             (788,607)          (397,629)

SERIES D PREFERRED DIVIDENDS (NOTE 2)                                                 (12,822)                --
                                                                                 ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $   (801,429)      $   (397,629)
                                                                                 ============       ============

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $      (3.28)      $      (1.80)
                                                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              244,221,000        221,309,000
                                                                                 ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                     1997               1996
                                                                                 ------------       ------------
REVENUES
   Radio service revenue                                                         $    201,060       $     82,884
   Analog equipment sales and maintenance                                               6,164              8,156
                                                                                 ------------       ------------
                                                                                      207,224             91,040
                                                                                 ------------       ------------

OPERATING EXPENSES
   Cost of radio service revenue                                                       68,495             59,075
   Cost of analog equipment sales and maintenance                                       3,928              6,129
   Selling, general and administrative                                                253,757             80,605
   Depreciation and amortization                                                      137,053            104,869
                                                                                 ------------       ------------
                                                                                      463,233            250,678
                                                                                 ------------       ------------

OPERATING LOSS                                                                       (256,009)          (159,638)
                                                                                 ------------       ------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                  (107,445)           (58,783)
   Interest income                                                                      9,228              4,744
   Other, net                                                                           8,620                 --
                                                                                 ------------       ------------
                                                                                      (89,597)           (54,039)
                                                                                 ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                                                       (345,606)          (213,677)

INCOME TAX BENEFIT                                                                     39,472             64,794
                                                                                 ------------       ------------

NET LOSS                                                                             (306,134)          (148,883)

SERIES D PREFERRED DIVIDENDS (NOTE 2)                                                 (12,822)                --
                                                                                 ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $   (318,956)      $   (148,883)
                                                                                 ============       ============

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $      (1.26)      $      (0.66)
                                                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              253,483,000        225,367,000
                                                                                 ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED


                                                Class A              Class B             Class A               Class B
                                            Preferred Stock      Preferred Stock       Common Stock          Common Stock
                                           Shares      Amount    Shares   Amount     Shares     Amount     Shares     Amount
                                           ------      ------    ------   ------     ------     ------     ------     ------
BALANCE, January 1, 1997                  8,163,265   $300,000     82     $  --    211,374,665   $211    17,830,000    $18

Issuance of common stock:

  Exercise of options and warrants                                                   2,007,481      2

  Employee stock purchase plan

  Acquisitions                                                                      13,455,129     14

  Digital Radio option (Note 2)                                                     15,000,000     15

Issuance of warrants of subsidiary in

  connection with private placement

  (Note 3)

Repurchase of Comcast option

Issuance of McCaw option to

  purchase common stock

Consent solicitation

  subscription proceeds (Note 3)

Deferred compensation

Collection of notes receivable, net of

  accrued interest

Unrealized gain on investments,

  net of deferred taxes

Preferred dividends (Note 2)

Net loss
                                          ---------   --------   ----     -----    -----------   ----    ----------   ----
BALANCE, September 30, 1997               8,163,265   $300,000     82     $  --    241,837,275   $242    17,830,000    $18
                                          =========   ========   ====     =====    ===========   ====    ==========   ====

                                                                                                 Notes
                                                                                Unrealized    Receivable
                                           Paid-in     Accumulated    Treasury    Gain on        from          Deferred
                                           Capital       Deficit       Shares   Investments   Stockholders   Compensation
                                           -------       -------       ------   -----------   ------------   ------------
BALANCE, January 1, 1997                  $3,672,908   $(1,135,251)   $(31,400)   $14,993       $(1,100)       $(12,241)

Issuance of common stock:

  Exercise of options and warrants            18,438                       697

  Employee stock purchase plan                (1,625)                    3,817

  Acquisitions                               207,482

  Digital Radio option (Note 2)              232,471

Issuance of warrants of subsidiary in

  connection with private placement

  (Note 3)                                    14,800

Repurchase of Comcast option                 (25,000)

Issuance of McCaw option to

  purchase common stock                       24,743

Consent solicitation

  subscription proceeds (Note 3)              44,266

Deferred compensation                          6,628                                                              1,947

Collection of notes receivable, net of

  accrued interest                                                                                  487

Unrealized gain on investments,

  net of deferred taxes                                                            49,170

Preferred dividends (Note 2)                 (12,822)

Net loss                                                  (788,607)
                                          ----------   -----------    --------    -------       -------        --------
BALANCE, September 30, 1997               $4,182,289   $(1,923,858)   $(26,886)   $64,163       $  (613)       $(10,294)
                                          ==========   ===========    ========    =======       =======        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                       1997              1996
                                                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $   (788,607)     $  (397,629)
   Adjustment to reconcile net loss to net
     cash used in operating activities                                                  492,170           84,981
                                                                                   ------------      -----------

           Net cash used in operating activities                                       (296,437)        (312,648)
                                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions and purchase of licenses,
     net of cash acquired                                                              (116,897)          33,665
   Other investments and advances to affiliates                                         (17,245)         (14,613)
   Capital expenditures                                                              (1,005,461)         (46,211)
   Purchases of marketable securities                                                  (145,289)              --
   Proceeds from maturities and sales of marketable securities                           64,465           64,452
   (Increase) Decrease in acquisition deposits                                          (60,694)          15,582
   Other investing activities                                                             6,436            7,515
                                                                                   ------------      -----------

           Net cash (used in) provided by investing activities                       (1,274,685)          60,390
                                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement of debt securities                                 1,000,282               --
   Proceeds from redeemable preferred stock issuance                                    500,000               --
   Long-term borrowings                                                                 250,000          331,408
   Revolving line of credit repayments, net                                             (20,000)        (268,704)
   Other long-term repayments, net                                                       (1,149)          (1,068)
   Consent solicitation subscription proceeds                                            44,266               --
   Debt issuance costs                                                                 (118,267)         (37,336)
   Common stock and options issued                                                      276,192          106,640
   Option repurchase and other                                                          (24,513)              --
                                                                                   ------------      -----------

           Net cash provided by financing activities                                  1,906,811          130,940
                                                                                   ------------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        335,689         (121,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          139,681          340,826
                                                                                   ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    475,370      $   219,508
                                                                                   ============      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                          $     75,977      $    29,779
                                                                                   ============      ===========

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

         The accounts of the Company's foreign subsidiaries are consolidated as of a date one month earlier than the accounts of the Company and its U.S. subsidiaries to ensure timely reporting of consolidated results.

         SUPPLEMENTAL CASH FLOW INFORMATION: Total cash and non-cash capital expenditures for the nine months ended September 30, 1997 were $1,023.2 million. Total capital expenditures includes interest capitalized in connection with the construction and development of the Company's advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse (the "Digital Mobile networks") of approximately $35.7 million and $22.8 million during the nine months ended September 30, 1997 and 1996, respectively. Under its vendor financing agreements in effect through September 30, 1996, the Company directly financed certain of its equipment purchases. During the nine months ended September 30, 1996, the total equipment acquired under these vendor financing agreements was $102.5 million, resulting in total cash and non-cash capital expenditures of $171.5 million for the nine months then ended.

         RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: As of September 30, 1997, approximately $379.6 million of cash, cash equivalents and marketable securities held by Nextel International, Inc. ("NII," formerly known as McCaw International, Ltd.), an indirect wholly-owned subsidiary of Nextel, and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic Digital Mobile networks and analog specialized mobile radio ("SMR") businesses due to the restrictions contained in the indenture related to the 10-year discount notes issued by NII in March 1997 (the "NII Indenture") (see Note 3).

         NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") that establishes standards for reporting and display of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. The Company plans to adopt SFAS 130 in 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") that changes the standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial reports. SFAS 131 is effective for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 in 1998.

         Both SFAS 130 and SFAS 131 require additional disclosure, but will not result in a material effect on the Company's financial position or results of operations.

NOTE 2 - SIGNIFICANT TRANSACTIONS.

         MOBILCOM: In January 1997, the Company, through a wholly-owned subsidiary, purchased additional common shares of Corporacion Mobilcom S.A. de C.V., a Mexican SMR operator ("Mobilcom") at a cost of $16.5 million, in exchange for shares of Nextel Class A Common Stock, par value $0.001 per share ("Nextel Common Stock"). As a result of a series of additional cash contributions through August 31, 1997 aggregating $78.5 million, the Company increased its equity interest in Mobilcom to approximately 76.5%. Approximately $22.1 million of the purchase price is payable in January 1998 and is included in accrued expenses as of September 30, 1997. The carrying amount of the Company's investment in Mobilcom as of August 31, 1997 totaled approximately $152.3 million and exceeded the book value of the net tangible assets of Mobilcom by $107.8 million. The excess was allocated to licenses and goodwill based on their preliminary estimated fair values and is being amortized over their estimated useful lives of 20 years.

         MCCAW BRAZIL: In January 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of analog SMR systems in Brazil, for a purchase price of $186.3 million which was paid with approximately 12.0 million shares of Nextel Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which was renamed McCaw International (Brazil), Ltd., to NII.

         MCCAW INVESTOR OPTION EXERCISE AND OPTION PURCHASE: As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on July 28, 1997 (the "Option Closing"), Digital Radio, LLC, an entity controlled by Craig O. McCaw (the "McCaw Investor") exercised in full its option (the "First Option") to purchase 15.0 million shares of Nextel Common Stock for an aggregate purchase price of $232.5 million (the "McCaw Option Proceeds").

         On March 20, 1997, the Company completed the purchase of an option to acquire 25.0 million shares of Nextel Common Stock from an affiliate of Comcast Corporation, for an aggregate purchase price of $25.0 million. In connection with the agreements relating to the exercise of the First Option, an affiliate of Craig O. McCaw purchased, for an aggregate purchase price of $25.0 million, an option to purchase 25.0 million shares of Nextel Common Stock (the "New Option").

         PREFERRED STOCK ISSUANCE: As more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on July 21, 1997, Nextel completed a private placement of 500,000 shares of Series D Exchangeable Preferred Stock Mandatorily Redeemable 2009 ("Series D Preferred Stock") with a liquidation preference of $1,000 per share yielding gross proceeds of approximately $500.0 million. Each share of Series D Preferred Stock has a liquidation preference over shares of Nextel's Common Stock and is on a parity with Nextel's other preferred stock (except for any mandatory dividends or other specified contingent payments on or in respect of the Company's Class A Convertible Redeemable Preferred Stock and Class B Convertible Preferred Stock). The Series D Preferred Stock carries an annual cumulative dividend of 13.0% of the liquidation preference, payable quarterly in cash or, on or prior to July 15, 2002, at the sole option of Nextel, in additional shares of Series D Preferred Stock. At September 30, 1997, accrued but unpaid dividends on the outstanding shares of Series D Preferred Stock were approximately $12.8 million. On October 15, 1997, Nextel elected to pay the first quarterly dividend on the Series D Preferred Stock in kind, resulting in the issuance of an additional 15,167 shares of Series D Preferred Stock.

NOTE 3 - LONG-TERM DEBT.

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                            1997               1996
                                                                       --------------------------------
                                                                                (IN THOUSANDS)
11.5% Senior redeemable discount notes due 2003,
      net of unamortized discount of $51,116 and $89,024               $    474,739       $     436,831
9.75% Senior redeemable discount notes due 2004,
      net of unamortized discount of $137,658 and
      $205,773                                                              988,777             920,662
10.125% Senior redeemable OneComm discount notes due
      2004, net of unamortized discount of $123,019
      and $151,810                                                          286,857             258,066
12.25% Senior redeemable Dial Page discount notes due
      2004, net of unamortized discount of $146,577
      and $186,584                                                          395,253             355,246
10.25% Senior redeemable Dial Page discount notes due
      2005, net of unamortized discount of $37,311
      and $45,192                                                            77,853              69,973
13.0% Senior redeemable Nextel International discount
      notes due 2007, net of unamortized discount of $428,726               522,737                  --
10.65% Senior redeemable discount notes due 2007,
      net of unamortized discount of $337,678                               502,322                  --
Bank credit facility, interest payable quarterly at
      an adjusted rate calculated either on the prime
      rate or LIBOR (7.94% to 9.75% for 1997 and 1996)                      820,000             590,000
Vendor credit facility, interest payable quarterly
      at 2% over the prime rate (10.5% for 1997 and 1996)                   150,741             150,000
Other                                                                        23,219               3,787
                                                                       ------------       -------------
                                                                          4,242,498           2,784,565
Less current portion                                                         12,733               1,524
                                                                       ------------       -------------
                                                                       $  4,229,765       $   2,783,041
                                                                       ============       =============

         NEXTEL INTERNATIONAL: In March 1997, NII completed a private placement (the "NII Private Placement") of 951,463 units yielding approximately $500.0 million in gross proceeds. Each unit is comprised of a 10-year senior discount note and a warrant to purchase 0.38748 shares of NII common stock. The notes have a 13.0% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $9.99 per share and expire in March 2007.

         CONSENT SOLICITATION: As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," in June 1997 Nextel obtained the consent from the holders of its five issues of Senior Redeemable Discount Notes outstanding prior to 1997 (the "Old Senior Notes"), issued pursuant to respective related indentures as in effect prior to June 13, 1997 (the "Former Version Indentures") to certain amendments to and waivers of certain provisions of the Former Version Indentures pursuant to a consent solicitation

(the "Consent Solicitation") at a cost of approximately $67.2 million in cash and stock. In connection with the Consent Solicitation, Nextel offered shares of Nextel Common Stock to validly consenting holders of the Old Senior Notes. Approximately 3.9 million of such shares were subscribed for by consenting holders for an aggregate purchase price of approximately $63.7 million (the "Subscription Proceeds"). Approximately $44.3 million of such Subscription Proceeds (representing the Subscription Proceeds relating to approximately 2.7 million shares of Nextel Common Stock) were received on September 30, 1997 and the remaining $19.4 million of such Subscription Proceeds were received by the Company, and the issuance of the shares of Nextel Common Stock was recorded on the Company's share transfer records, during the fourth quarter of 1997.

         SEPTEMBER NOTES ISSUANCE: As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on September 17, 1997, the Company completed a private placement of $840.0 million in principal amount at maturity of 10.65% Senior Redeemable Discount Notes due 2007 (the "September Notes") yielding approximately $486.0 million in net cash proceeds (the "September Notes Proceeds").

         ADDITIONAL CREDIT FACILITIES: As more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on September 4, 1997, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank and vendor financing agreements to $2.5 billion.

NOTE 4 - DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS.

         Equipment sales and related costs for the operation of the Digital Mobile networks are classified within selling, general and administrative expenses as follows (in thousands):

                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                       ---------------------------         -----------------------------
                                          1997             1996                 1997             1996
                                       ----------      -----------         -----------       -----------
       Equipment sales                 $   72,348      $    32,059         $   171,024       $    90,353
       Cost of equipment sales            126,586           37,228             272,902           104,277
                                       ----------      -----------         -----------       -----------
                                       $  (54,238)     $    (5,169)        $  (101,878)      $   (13,924)
                                       ==========      ===========         ===========       ===========

         The loss generated from the sale of subscriber units used in the Digital Mobile networks primarily results from the Company's subsidy of digital subscriber units and other related digital equipment sales and represents marketing costs for the Digital Mobile networks. The cost of equipment sales includes the cost of the digital subscriber units and other related digital equipment, as well as current period order fulfillment and installation related expenses and for 1997 also reflects approximately $7.5 million in write downs to estimated net realizable value of subscriber unit inventory utilizing first generation iDEN (as defined below) technology.

NOTE 5 - SUBSEQUENT EVENTS.

         OCTOBER NOTES ISSUANCE: As more fully discussed in "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments," on October 22, 1997, the Company completed a private placement of $1,129.1 million in principal amount at maturity of 9.75% Senior Serial Redeemable Discount Notes due 2007 (the "October Notes") yielding approximately $682.0 million in net cash proceeds (the "October Notes Proceeds").

         PCI MERGER: Nextel entered into an Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, as amended, with Pittencrieff Communications, Inc. ("PCI") providing for the merger of PCI with a wholly-owned indirect subsidiary of Nextel. PCI has approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. The closing of such merger transaction occurred on November 12, 1997, resulting in the issuance (or reservation for issuance) of a total of approximately 6.2 million shares of Nextel Common Stock.

NOTE 6 - CONTINGENCIES.

         See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

         The following discussion of the condensed consolidated financial condition and results of operations of Nextel for the nine months ended September 30, 1997 and 1996, and certain factors that could affect Nextel's prospective financial condition, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 1997 and June 30, 1997.

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

         Nextel's operating revenues primarily arise from its digital and analog wireless communications businesses in the United States, particularly the mobile telephone service and two-way radio service and, to a lesser extent, from sales and maintenance of related equipment. The Company's business plans and efforts are to a large extent directed toward replacing the remaining traditional analog SMR systems that it currently operates with Digital Mobile networks. A customer using the Company's Digital Mobile network is able to access mobile telephone services, two-way dispatch (marketed as Nextel's Direct Connect(SM) service), paging and alphanumeric short-messaging service, and in the future is expected to be able to access data transmission. Nextel is implementing its Digital Mobile networks utilizing digital technology developed and manufactured by Motorola, Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). As of September 30, 1997, Nextel's Digital Mobile networks were operating in major metropolitan areas throughout the United States in which approximately 60% of the total United States population lives or works.

         Prior to the second quarter of 1996, Nextel implemented its Digital Mobile networks in its market areas using Motorola's first generation iDEN technology. During that time frame, Nextel encountered certain technology and system performance issues relating primarily to the voice transmission quality of the mobile telephone service. In response to these issues, Nextel and Motorola took action on several fronts to address system performance issues in general, and voice transmission quality concerns in particular. Additionally, Nextel, together with Motorola, in 1995 began pursuing a program directed toward development and deployment of modifications to the first generation iDEN technology platform, which modifications were targeted specifically at improving the voice transmission quality of the mobile telephone service. Nextel commenced the full-scale commercial launch of its first Digital Mobile networks incorporating the modified iDEN technology ("Reconfigured iDEN") in the Chicago metropolitan market late in the third quarter of 1996 and has since deployed the Reconfigured iDEN technology throughout its Digital Mobile networks. To date, the Company's Digital Mobile network is operational in markets in which approximately 60% of the United States population lives or works, providing coverage in and around major metropolitan areas, including New York, Los Angeles, Chicago, Washington, D.C., Atlanta, Boston, Denver, Detroit, Dallas/Fort Worth, Houston, San

Francisco, Miami/Fort Lauderdale, Tampa/St. Petersburg, Orlando, Jacksonville, Pittsburgh, Cleveland, Columbus, Salt Lake City/Provo, Phoenix, Tucson, and Spokane. By the end of 1997, Nextel plans to expand network coverage to other major metropolitan areas, including, Cincinnati, Dayton, San Antonio, Austin and Charleston. Based on its current plans and construction schedules, the Company expects that its Digital Mobile network will be operational in markets in which approximately 85% of the United States population lives or works by the end of 1998.

         Since December 31, 1994, the number of subscriber units in service on Nextel's Digital Mobile network has increased significantly, reflecting the commencement of Digital Mobile network service in certain markets, increased sales in markets in which Digital Mobile network services are provided, and, to a limited extent, acquisitions. As a result, the number of subscriber units in service on Nextel's Digital Mobile network increased from 13,500 at December 31, 1994, to 85,000 at December 31, 1995, to 300,300 at December 31, 1996 and to
946,600 at September 30, 1997. Nextel's business and marketing strategy for its Digital Mobile networks continues to be based on, and reflect, a principal focus on multi-service business users in its markets with Digital Mobile networks.

         During 1996 and 1997, Nextel significantly expanded its business activities to include operations and investments involving wireless communications service providers outside of the United States, which are conducted under or are coordinated by or through NII. With the exception of the equity interests held by Nextel and by NII in Clearnet Communications, Inc. ("Clearnet"), a major provider of analog and digital SMR wireless communications services throughout Canada, and the holder of one of the two nationwide 30 MHz personal communications services ("PCS") licenses awarded in Canada, NII's subsidiaries or other entities in which NII holds equity or equivalent interests own and operate wireless communications systems in Latin America and Asia. NII's operating companies currently provide a variety of analog or digital wireless communications services in certain major metropolitan areas in Argentina, Brazil, Mexico, the Philippines and Shanghai, China.

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

         Additionally, Nextel requires that a sufficient quantity of cell sites, system infrastructure equipment and subscriber units, of the appropriate models and types, be available to meet the demands and preferences of potential subscribers to the Digital Mobile network. To date, Nextel has been able to secure sufficient cell sites at appropriate locations in its markets to meet planned system coverage and capacity targets, and also has been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola and other suppliers, and adequate volumes and mix of subscriber units and related accessories from Motorola, to meet subscriber and system loading rates. Although Nextel does not currently foresee (based on, among other factors, its scheduled system construction and expansion activities and its anticipated rates of customer and service usage growth) any significant supply problems in the near term, Motorola is the sole supplier of subscriber units and certain system infrastructure equipment and most of the related equipment required by the Company to construct and operate its Digital Mobile network, and there can be no assurance that such supply problems or related issues will not occur in the future.

         Nextel's ability to successfully add customers on its Digital Mobile networks also depends upon the adequacy and efficiency of its information systems, business processes and related support functions. Nextel relies on its own fulfillment processes and related information system resources to accomplish tasks necessary to initiate service for prospective customers, such as identifying and provisioning from inventory appropriate subscriber units and desired accessories, programming subscriber units to support desired functions and features, registering subscriber units to appropriate authorized users of the Digital Mobile network and setting up appropriate customer accounts and other billing records and data. There can be no assurance that the back-office and support systems and processes discussed above will achieve levels of capacity, or improvements in speed and efficiency, sufficient to meet actual or anticipated customer and network growth and demands, or will be able to do so on a timely basis. Any inability of the Company to timely meet Digital Mobile network capacity needs, to have access to suitable cell sites and infrastructure and subscriber equipment in any one or more of its market areas, or to develop, when and as required, improvements or expansions to its systems and processes that are adequate to meet desired levels of customer activation and demand for wireless services on the Digital Mobile network could decrease or postpone subscriber growth, thereby adversely affecting Nextel's revenues, business and prospects.

         The Company recognized an aggregate of $17.0 million in bad debt expense during the quarter ended September 30, 1997. The amount of bad debt recognized by the Company during the third quarter was significantly higher as a percent of revenue compared to previous quarters as a result of a number of factors, including delays in the billing of amounts due on purchases of subscriber equipment, institution of aggressive collection activities with respect to non-current receivables and a more conservative recognition of bad debt expense associated with non-current receivables by the Company during the third quarter of 1997. The amount of bad debt recognized by the Company during the third quarter should not be viewed as indicative of either the amount or level, or of any impact on the amount or level, of bad debt expense that the Company may recognize in future periods. See "-- Forward Looking Statements."

         Nextel is implementing its revised business plan, which contemplates an accelerated deployment during 1997 and 1998 of the Reconfigured iDEN technology platform throughout markets in the United States in which the Company intends to establish Digital Mobile networks, (including primary connecting routes between certain markets) in its domestic markets during 1997 and 1998. Nextel believes that the implementation of the accelerated build-out contemplated by its business plan will better position Nextel both to achieve its strategic objectives relating to its United States operations and to prepare for emerging competition in the wireless communications industry, especially from certain current operators that, on their existing cellular frequencies or on PCS frequencies, are in the process of converting their wireless communications systems to digital technology formats and are moving to provide "nationwide coverage" on the resulting systems. Nextel believes that a significant strategic advantage may exist in being "first to market," particularly in comparison to the new "entrepreneur block" PCS licensees and other existing or potential regional wireless communications service providers, which may encounter significant financial and other challenges in replicating or overtaking Nextel's industry position assuming Nextel successfully concludes its nationwide Digital Mobile network build-out plan and develops a sufficient customer base in its markets. Nextel already has taken a number of significant steps to implement this business plan (including obtaining modifications to certain terms contained in the Former Version Indentures to provide the flexibility required to assemble and utilize the necessary financing for such business plan), and further actions currently are underway to reach that objective. Nextel's ability to implement its business plan will depend, among other things, on certain actions by third parties, which cannot be assured. See "-- Future Capital Needs and Resources" and "-- Forward Looking Statements."

RECENT TRANSACTIONS AND DEVELOPMENTS.

TRANSACTIONS SUBSEQUENT TO SEPTEMBER 30, 1997

         PCI MERGER. Nextel entered into an Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, as amended, with PCI providing for the merger of PCI with a wholly-owned indirect subsidiary of Nextel. PCI has approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. The closing of such merger transaction occurred on November 12, 1997, resulting in the issuance (or reservation for issuance) of approximately 6.2 million shares of Nextel Common Stock.

         OCTOBER NOTES ISSUANCE. On October 22, 1997, Nextel completed the sale of $1,129.1 million in principal amount at maturity of Senior Serial Redeemable Discount Notes due 2007. The issue price of the October Notes, which mature on October 31, 2007, was $619.96 per $1,000 principal amount at maturity (generating approximately $700.0 million in aggregate gross proceeds), representing a yield to maturity of 9.75% computed on a semi-annual bond equivalent basis from the date of issuance. Nextel received approximately $682.0 million in net cash proceeds from the sale of the October Notes.

         Cash interest will not accrue on the October Notes prior to October 31, 2002 and will be payable on April 30 and October 31 of each year, commencing April 30, 2003, at a rate of 9.75% per annum. The October Notes are redeemable, at the option of Nextel at any time, in whole or in part, on or after October 31, 2002, at specified redemption prices plus accrued and unpaid interest. In addition, in the event of one or more sales by Nextel prior to October 31, 2000 of at least $125.0 million of its capital stock, a portion of the October Notes not to exceed a maximum of 33-1/3% of the aggregate accreted value of the outstanding October Notes may be redeemed at Nextel's option within 180 days after such sale from the net cash proceeds thereof at 109.75% of such accreted value on the date of redemption. The October Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel, including indebtedness evidenced by the Old Senior Notes and the September Notes, and will be senior in right of payment to all subordinated indebtedness of Nextel.

         The October Notes were issued in a private placement transaction and have not been registered with the Commission under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the October Notes, Nextel has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding October Notes for notes of equal value that have been registered pursuant to the Securities Act (the "October Notes Exchange Offer"). In the event that the October Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the October Notes will accrue until the October Notes Exchange Offer is consummated or certain other requirements are met.

         The terms of the October Notes are set forth in the related indenture (the "October Indenture") which has been filed with the Commission and is incorporated by reference herein.

TRANSACTIONS DURING THE QUARTER ENDED SEPTEMBER 30, 1997

         SEPTEMBER NOTES ISSUANCE. On September 17, 1997, Nextel completed the sale of $840.0 million in principal amount at maturity of Senior Redeemable Discount Notes due 2007. The issue price of the September Notes, which mature on September 15, 2007, was $595.57 per $1,000 principal amount at maturity (generating approximately $500.3 million in aggregate gross proceeds), representing a yield to maturity of 10.65% computed on a semi-annual bond equivalent basis from the date of issuance. Nextel received approximately $486.0 million in net cash proceeds from the sale of the September Notes.

         Cash interest will not accrue on the September Notes prior to September 15, 2002 and will be payable on March 15 and September 15 of each year, commencing March 15, 2003, at a rate of 10.65% per annum. The September Notes are redeemable, at the option of Nextel at any time, in whole or in part, on or after September 15, 2002, at specified redemption prices plus accrued and unpaid interest. In addition, in the event of one or more sales by Nextel prior to September 15, 2000 of at least $125.0 million of its capital stock, a portion of the September Notes not to exceed a maximum of 33 1/3% of the aggregate accreted value of the outstanding September Notes may be redeemed at Nextel's option within 180 days after such sale from the net cash proceeds thereof at 110.65% of such accreted value on the date of redemption. The September Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel, including indebtedness evidenced by the Old Senior Notes and by the October Notes, and will be senior in right of payment to all subordinated indebtedness of Nextel.

         The September Notes were issued in a private placement transaction and have not been registered with the Commission under the Securities Act, and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the September Notes, Nextel has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding September Notes for notes of equal value that have been registered pursuant to the Securities Act (the "September Notes Exchange Offer"). In the event that the September Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the September Notes will accrue until the September Notes Exchange Offer is consummated or certain other requirements are met.

         The terms of the September Notes are set forth in the related indenture (the "September Indenture" and together with the October Indenture, the "New Indentures") which has been filed with the Commission and is incorporated by reference herein.

         ADDITIONAL CREDIT FACILITIES. Nextel, Nextel Finance Company, a wholly owned subsidiary of Nextel ("NFC"), and certain subsidiaries of Nextel have entered into definitive agreements which became effective on September 4, 1997 with respect to $500.0 million in additional financing, increasing Nextel's total secured financing capacity under its bank and vendor financing agreements to $2,500.0 million. These agreements provided for (i) amendments to the existing secured credit facility with certain banks (as so amended, the "Bank Credit Facility") pursuant to which $250.0 million in additional term loans (the "Additional Bank Borrowings") were made to the Company, (ii) amendments to the existing secured credit facility with Motorola, NTFC Capital Corporation and certain other lenders (as so amended, the "Vendor Credit Facility") pursuant to which $50.0 million in additional term loans (the "Additional Vendor Borrowings") will be made available to the Company, subject to the satisfaction or waiver of applicable borrowing conditions, and (iii) a new credit facility pursuant to which up to $200.0 million in additional secured term loans (that are to be second in ranking to the borrowings made pursuant to the Bank Credit Facility and the Vendor Credit Facility) will be made available to the Company by Motorola through March 31, 1999 (the "Second Secured Borrowings"), subject to the satisfaction or waiver of applicable borrowing conditions. Borrowings under the Bank Credit Facility and the Vendor Credit Facility (together, the "Bank and Vendor Credit Facilities") are ratably secured by liens on assets of Nextel's domestic operating subsidiaries. The Second Secured Borrowings are secured (on a second priority basis) by the same collateral package securing amounts outstanding under the Bank and Vendor Credit Facilities.

         Giving effect to these amendments and to the agreement relating to Second Secured Borrowings (the "Second Vendor Financing Agreement"), the agreement related to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $1,905.0 million of secured financing (consisting of a $1,085.0 million revolving loan and $820.0 million in term loans), the agreement related to the Vendor Credit Facility (the "Vendor Credit Agreement") provides for up to $395.0 million of secured financing (consisting of a $195.0 million revolving loan and $200.0 million in term loans), and the Second Vendor Financing Agreement provides for up to $200.0 million of Second Secured Borrowings, for a total of up to $2,500.0 million in secured financing. The indebtedness incurred upon issuance of the October Notes may, under certain circumstances described elsewhere herein, limit the Company's ability to incur indebtedness otherwise available for incurrence pursuant to the Bank Credit Facility, the Vendor Credit Facility and/or the Second Vendor Financing Agreement. See "-- Future Capital Needs and Resources. "

         PREFERRED STOCK ISSUANCE. On July 21, 1997, Nextel completed the sale of 500,000 shares of its Series D Preferred Stock with a liquidation preference of $1,000 per share. Nextel received approximately $482.0 million in net cash proceeds from the sale of the Series D Preferred Stock (the "Preferred Stock Proceeds").

         Dividends on the Series D Preferred Stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at the sole option of Nextel, in additional shares of Series D Preferred Stock. Nextel elected to pay the first quarterly dividend on the Series D Preferred Stock in kind, resulting in the issuance of an additional 15,167 shares of Series D Preferred Stock on October 15, 1997. The Series D Preferred Stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after July 15, 2002 at specified redemption prices. Up to 35% of the Series D Preferred Stock may be redeemed on or prior to July 15, 2000, in whole or in part, at the option of Nextel, in certain circumstances, at 113% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Nextel Common Stock. The Series D Preferred Stock is also exchangeable, in whole but not in part, at the option of Nextel, at any time after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

         The shares of Series D Preferred Stock were initially issued in a private placement transaction that was not registered with the Commission under the Securities Act, and may not be sold absent registration or an applicable exemption from the registration requirements. On November 4, 1997, Nextel filed with the Commission a registration statement with respect to a registered offer to exchange the then outstanding Series D Preferred Stock for an equal number of shares of 13% Series D Exchangeable Preferred Stock that have been registered pursuant to the Securities Act (the "Preferred Stock Exchange Offer") and such registration statement was declared effective by the Commission on November 12, 1997. In the event that the Preferred Stock Exchange Offer is not consummated prior to specified dates, the dividend accrual rate applicable to the Series D Preferred Stock will increase by specified amounts until the Preferred Stock Exchange Offer is consummated or certain other requirements are met.

         Terms of the Series D Preferred Stock are set forth in the related Certificate of Designation, which has been filed with the Commission and is incorporated herein by reference.

         CONSENT SOLICITATION. Under the terms of the Former Version Indentures relating to the Old Senior Notes, Nextel and its subsidiaries that are "restricted subsidiaries" for purposes of such indentures (the "restricted subsidiaries") could not have incurred debt (other than certain categories of "permitted debt" (as defined in such indentures)) unless certain tests were met. Because such terms of the Former

Version Indentures could have had the effect of limiting Nextel's ability to borrow the funds necessary to implement its business plan, Nextel sought the consent of the holders of the Old Senior Notes to certain amendments to the Former Version Indentures pursuant to the Consent Solicitation. On June 13, 1997, Nextel obtained the consent of the requisite number of holders of the Old Senior Notes to certain amendments and waivers to specific provisions of the Former Version Indentures. Also on that date, Nextel and the trustee under such Former Version Indentures executed supplemental indentures (the "Supplemental Indentures") to each of the Former Version Indentures implementing such amendments and waivers. The Former Version Indentures, as amended and modified by their respective Supplemental Indentures, are referred to herein as the "Old Indentures" and are referred to collectively with the New Indentures as the "Nextel Indentures." The Old Senior Notes are referred to collectively with the New Senior Notes as the "Nextel Notes." The amendments implemented by the Supplemental Indentures include, among other things, certain modifications to the debt incurrence limitations of the Former Version Indentures to allow Nextel to incur additional indebtedness, by (i) increasing the amount of permitted debt by $350.0 million and providing additional flexibility to allocate the total amount of permitted debt among the existing categories of permitted debt, (ii) allowing Nextel to incur indebtedness in excess of such permitted debt, in the period prior to January 1, 2000, based on the amount and timing of any net cash proceeds received by Nextel from new equity issuances (such proceeds of new equity issuances include the Preferred Stock Proceeds, but exclude equity funds from several identified sources, including most significantly the McCaw Option Proceeds and the Subscription Proceeds), and (iii) making Nextel's ability to incur additional indebtedness on and after January 1, 2000 a function of satisfaction of a new interest coverage ratio test. The Supplemental Indentures also authorize Nextel to transfer to its unrestricted subsidiary group the equity interest in Clearnet currently held directly by Nextel and implemented certain technical amendments.

         In connection with the Consent Solicitation, Nextel made consent payments totaling approximately $67.2 million to validly consenting holders of the Old Senior Notes (the "Consenting Holders"). On August 8, 1997, the Commission declared effective Nextel's registration statement on Form S-3 relating to the offering of approximately 4.2 million shares of Nextel Common Stock exclusively to Consenting Holders at a per share price of $16.14. Approximately 3.9 million of such shares were subscribed for by Consenting Holders for an aggregate purchase price of approximately $63.7 million.

         The foregoing statements relating to the Old Indentures are summaries of the relevant provisions and do not purport to be complete. Where reference is made to particular provisions of the Old Indentures, such provisions, including the definitions of certain terms, are incorporated by reference as part of such summaries, and are qualified in their entirety by such reference. Each of the Former Version Indentures and the Supplemental Indentures has previously been filed with the Commission, and each of the Former Version Indentures, as amended and supplemented by the appropriate Supplemental Indenture is incorporated herein by reference.

         MCCAW INVESTOR OPTION EXERCISE. On July 28, 1997 the McCaw Investor exercised in full the First Option to purchase 15.0 million shares of Nextel Common Stock for an aggregate purchase price of $232.5 million (the "McCaw Option Proceeds"). The remaining options held by the McCaw Investor to purchase up to 20.0 million additional shares of Nextel Common Stock (not including the New Option, which is described below) remain in effect as originally issued. In connection with the arrangements relating to exercise of the First Option and issuance of the New Option, the McCaw Investor also agreed to provide up to $50.0 million in debt financing (subject to certain conditions) to Nextel (the "McCaw Investor Borrowings"). See "-- Future Capital Needs and Resources." At the present time, however, Nextel is not taking steps to meet the conditions to access the McCaw Investor Borrowings.

         On March 20, 1997, Nextel completed the purchase from an affiliate of Comcast Corporation of an option to acquire 25.0 million shares of Nextel Common Stock, at an exercise price of $16.00 per share (the "Comcast Option"), for an aggregate purchase price of $25.0 million. In connection with the agreements relating to the commitment to exercise the First Option, Nextel reached an agreement with an affiliate of Mr. McCaw (such affiliate, the "Purchaser"), pursuant to which the Purchaser acquired, for an aggregate purchase price of $25.0 million, an option, in replacement of the Comcast Option, to purchase 25.0 million shares of Nextel Common Stock (the "New Option"), 15.0 million of which are purchasable at an exercise price of $16.00 per share and the remaining 10.0 million of which are purchasable at an exercise price of $18.00 per share, at any time through July 28, 1998. The New Option, and any shares of Nextel Common Stock issued upon exercise thereof, are transferable, subject to certain limitations. In addition, one direct transferee of the Purchaser will be entitled to designate one nominee for election to Nextel's Board of Directors, provided that such party (i) has exercised the transferred portion of the New Option and continues to own at least 10.0 million shares of Nextel Common Stock obtained on such exercise, (ii) is not an affiliate of Mr. McCaw and (iii) does not hold a 5% or greater equity ownership interest in any entity that provides terrestrial-based wireless communications services in competition with Nextel in any of its markets. Shares issuable upon exercise of the New Option will be entitled to certain demand and piggyback registration rights, which would be assignable to transferees in certain circumstances. There can be no assurance that the Purchaser or any transferee will elect to exercise the New Option. The arrangements pertinent to the New Option, the exercise of the First Option and the McCaw Investor Borrowings are set forth in definitive agreements entered into among the relevant parties, which definitive agreements have been filed with the Commission and are incorporated herein by reference.

RESULTS OF OPERATIONS.

         The following discussions compare the results of operations for the nine and three month periods ended September 30, 1997 to the nine and three month periods ended September 30, 1996. The operating results of these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes for each period discussed, as well as the information presented elsewhere herein.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996.

         Total revenues for the nine months ended September 30, 1997 increased 96% to $463.8 million, as compared to $237.0 million for the nine months ended September 30, 1996. Radio service revenue for the nine months ended September 30, 1997 increased 113% to $444.6 million, as compared to $208.7 million for the nine months ended September 30, 1996. The increase in radio service revenue is primarily attributable to the increase in digital subscriber units in service from approximately 228,000 at September 30, 1996 to approximately 946,600 at September 30, 1997, reflecting the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided. Additionally, average revenue per digital unit increased from approximately $52.00 to approximately $65.00 for the nine months ended September 30, 1996 and 1997, respectively.

         The average churn rate for the Digital Mobile networks operation has increased from less than 1% per month for the nine months ended September 30, 1996 to slightly in excess of 1% per month for the nine months ended September 30, 1997.

         Total analog equipment sales and maintenance revenue for the nine months ended September 30, 1997 decreased 32% to $19.2 million, as compared to $28.2 million for the nine months ended September 30, 1996. Analog SMR subscriber units in service also decreased from approximately

816,000 at September 30, 1996 to approximately 618,700 at September 30, 1997. The decrease in analog SMR unit sales and the decrease in analog SMR subscriber units in service is a result of the Company's focus on digital unit sales, the declining competitiveness of analog SMR services and related subscriber equipment utilizing analog technology, the recapture by the Company of its analog SMR frequencies for use in the operation of its Digital Mobile networks and the related migration of analog subscriber units to the Digital Mobile networks.

         Cost of radio service revenue for the nine months ended September 30, 1997 increased 10% to $183.1 million as compared to $166.8 million for the nine months ended September 30, 1996, primarily resulting from an increase in digital subscriber units placed in service attributable to the commencement of Digital Mobile network service in certain markets during 1997. Radio service costs as a percentage of revenue have decreased from 80% for the nine months ended September 30, 1996 to 41% for the nine months ended September 30, 1997, primarily as a result of economies of scale achieved due to the increase in digital subscriber units in service.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 153% to $568.1 million as compared to $224.7 million for the nine months ended September 30, 1996. The increase in general and administrative expenses is primarily related to increased staffing and other back-office activities supporting overall growth in the implementation and operation of the Digital Mobile networks. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns to increase awareness of Nextel's products and services associated with the full-scale commercial launch of the Digital Mobile networks incorporating the Reconfigured iDEN technology beginning in March 1997. Selling and marketing expenses are expected to increase as the Company continues to expand its presence in existing markets and expands the geographic coverage of its Digital Mobile networks. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile networks. The loss on Digital Mobile equipment sales for the nine months ended September 30, 1997 increased by $88.0 million or 632% to $101.9 million as compared to the loss for the nine months ended September 30, 1996. The increase primarily reflects the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and other related digital equipment and the expenses associated with programs designed to stimulate the orderly migration of customers from the Company's traditional analog SMR systems to its new Digital Mobile network systems, as well as the $7.5 million write down to estimated net realizable value of subscriber unit inventory utilizing first generation iDEN technology during the third quarter of 1997. The Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

         Depreciation and amortization for the nine months ended September 30, 1997 increased 24% to $361.8 million as compared to $291.7 million for the nine months ended September 30, 1996, reflecting the effect of the activation of additional Digital Mobile networks, the expansion of existing Digital Mobile networks and the effect of certain asset and license acquisitions during 1997. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the nine months ended September 30, 1997. Depreciation of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as additional Digital Mobile networks are activated and as existing and additional Digital Mobile networks are expanded.

         Interest expense for the nine months ended September 30, 1997 increased 69% to $279.9 million, as compared to $165.5 million for the nine months ended September 30, 1996. The increase reflects higher debt balances primarily attributable to additional borrowings under the Company's Bank and

Vendor Credit Facilities. Interest expense also has increased as a result of the completion of the NII Private Placement and the issuance of the September Notes.

         Interest income for the nine months ended September 30, 1997 increased 20% to $21.5 million, as compared to $18.0 million for the nine months ended September 30, 1996. The increase reflects higher average cash balances available for investment during the nine months ended September 30, 1997 as compared to the prior year primarily as a result of the capital raised from the NII Private Placement.

         The income tax benefit for the nine months ended September 30, 1997 decreased 42% to $125.4 million as compared to $216.9 million for the nine months ended September 30, 1996. These benefits were derived from the recognition of net operating losses which can be utilized against existing deferred tax liabilities. The effective tax rate of 13.7% for the nine months ended September 30, 1997 decreased from 35.3% for the nine months ended September 30, 1996. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1997 as compared to its effective tax rate for 1996. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996.

         Total revenues for the three months ended September 30, 1997 increased 128% to $207.2 million, as compared to $91.0 million for the three months ended September 30, 1996. Radio service revenue for the three months ended September 30, 1997 increased 143% to $201.1 million, as compared to $82.9 million for the three months ended September 30, 1996. The increase in radio service revenue is primarily attributable to the increase in digital subscriber units in service from approximately 228,000 at September 30, 1996 to 946,600 at September 30, 1997, reflecting the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided. Such increase was also attributable to the increase in average revenue per unit from approximately $56.00 to approximately $70.00 for the three months ended September 30, 1996 and 1997, respectively.

         The average churn rate for the Digital Mobile networks operation has increased from less than 1% per month for the three months ended September 30, 1996 to in excess of 1% for the three months ended September 30, 1997.

         Total analog equipment sales and maintenance revenue for the three months ended September 30, 1997 decreased 24% to $6.2 million as compared to $8.2 million for the three months ended September 30, 1996. Analog SMR subscriber units in service also decreased from approximately 816,000 at September 30, 1996 to approximately 618,700 at September 30, 1997. The decrease in analog SMR unit sales and the decrease in analog SMR subscriber units in service is a result of the Company's focus on digital unit sales, the declining competitiveness of analog SMR services and related subscriber equipment utilizing analog technology, the recapture by the Company of its analog SMR frequencies for use in the operation of its digital Mobile networks and the related migration of analog subscriber units to the Digital Mobile networks.

         Cost of radio service revenue for the three months ended September 30, 1997 increased 16% to $68.5 million, compared to $59.1 million for the three months ended September 30, 1996, primarily resulting from an increase in digital subscriber units in service attributable to the commencement of Digital Mobile network service in certain markets during 1997. Radio service costs as a percentage of revenue have decreased from 71% for the three months ended September 30, 1996 to 34% for the three months ended September 30, 1997, primarily as a result of economies of scale achieved due to the increase in digital subscriber units in service.

         Selling, general and administrative expenses for the three months ended September 30, 1997 increased 215% to $253.8 million, as compared to $80.6 million for the three months ended September 30, 1996. The increase in general and administrative expenses is primarily related to increased staffing and other back-office activities supporting overall growth in the implementation and operation of the Digital Mobile networks. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns to increase awareness of Nextel's products and services associated with the full-scale commercial launch of the Digital Mobile networks incorporating the Reconfigured iDEN technology beginning in March 1997. Selling and marketing expenses are expected to increase as the Company continues to expand its presence in existing markets and expand the geographic coverage of its Digital Mobile networks. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile networks. The loss on Digital Mobile equipment sales for the three months ended September 30, 1997 increased by $49.1 million or 949% to $54.2 million as compared to the loss for the three months ended September 30, 1996. The increase primarily reflects the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and other related digital equipment and the expenses associated with programs designed to stimulate the orderly migration of customers from the Company's traditional analog SMR systems to its new Digital Mobile network systems, as well as the $7.5 million write down to estimated net realizable value of subscriber unit inventory utilizing first generation iDEN technology during the third quarter of 1997. The Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

         Depreciation and amortization for the three months ended September 30, 1997 increased 31% to $137.1 million as compared to $104.9 million for the three months ended September 30, 1996, reflecting the effect of the activation of additional Digital Mobile networks, the expansion of existing Digital Mobile networks and the effect of certain asset and license acquisitions during 1997. System assets relating to the development of Digital Mobile networks represent the largest portion of capital expenditures during the quarter ended September 30, 1997. Depreciation of such assets begins upon commencement of commercial service in each market. The Company anticipates that depreciation and amortization expense will continue to increase as additional Digital Mobile networks are activated and as existing and additional Digital Mobile networks are expanded.

         Interest expense for the three months ended September 30, 1997 increased 83% to $107.4 million, as compared to $58.8 million for the three months ended September 30, 1996. The increase reflects higher debt balances primarily attributable to additional borrowings under the Company's Bank and Vendor Credit Facilities. Interest expense has also increased as a result of the completion of the NII Private Placement and the issuance of the September Notes.

         Interest income for the three months ended September 30, 1997 increased 95% to $9.2 million as compared to $4.7 million for the three months ended September 30, 1996. The increase reflects higher average cash balances available for investment during the quarter primarily as a result of the capital raised from the NII Private Placement.

         The income tax benefit for the three months ended September 30, 1997 decreased 39% to $39.5 million, as compared to $64.8 million for the three months ended September 30, 1996. These benefits were derived from the recognition of net operating losses which can be utilized against existing deferred tax liabilities. The effective tax rate of 11.4% for the three months ended September 30, 1997 decreased from 30.3% for the three months ended September 30, 1996. In certain circumstances, Statement of

Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1997 as compared to its effective tax rate for 1996. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

         Nextel had net losses of $788.6 million and $397.6 million for the nine months ended September 30, 1997 and 1996, respectively. Total expenses associated with developing and operating the Digital Mobile networks have more than offset digital service revenues and the operating earnings of the analog SMR operations, and are expected to continue to offset such digital service revenues and analog SMR operating earnings for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments and externally generated funds from debt and equity sources (as discussed below) to cover future needs, including the design, implementation and operation of the Digital Mobile networks.

         Since December 31, 1996 working capital has increased by $368.5 million to $301.8 million as of September 30, 1997. The increase in working capital is primarily a result of the remaining net cash proceeds generated from the NII Private Placement and the Preferred Stock Proceeds and September Notes Proceeds remaining after the application of such proceeds to reduce outstanding borrowings under the Bank and Vendor Credit Facilities. Proceeds of the NII Private Placement are primarily used to finance international activities. The Company's construction and operation of its domestic Digital Mobile networks have been and continue to be principally financed by incurring long-term debt.

         CASH FLOWS. Net cash used in operating activities for the nine months ended September 30, 1997 was $296.4 million as compared to $312.6 million for the nine months ended September 30, 1996. The cash flows used in operations resulted from net losses, increases in receivables and inventories, offset in part by increases in accounts payable.

         Net cash used in investing activities was $1,274.7 million for the nine months ended September 30, 1997 principally comprised of cash paid for capital expenditures of $1,005.5 million (used primarily for the build-out of the Digital Mobile networks), cash paid for the acquisition of additional spectrum of approximately $116.9 million, and, to a lesser extent, net cash used to purchase marketable securities.

         Net cash provided by financing activities during the nine months ended September 30, 1997 of $1,906.8 million consisted primarily of net borrowings of $230.0 million under the Bank and Vendor Credit Facilities, as well as the receipt of approximately $482.0 million in proceeds from the NII Private Placement; $482.0 million in Preferred Stock Proceeds; $486.0 million in September Notes Proceeds; and $276.2 million in proceeds from stock issuances and option exercises. As a result of the above activities, cash and cash equivalents increased by a net amount of $335.7 million during the nine months ended September 30, 1997.

         BANK AND VENDOR CREDIT FACILITY; SECOND VENDOR FINANCING AGREEMENT. Effective September 30, 1996, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements with respect to the Bank Credit Facility. Concurrently therewith, Nextel, NFC and certain subsidiaries of Nextel entered into definitive agreements with respect to the Vendor Credit Facility. The Bank Credit

Agreement currently provides for up to $1,905.0 million of secured financing, consisting of a $1,085.0 million revolving loan and $820.0 million in term loans. The Vendor Credit Agreement currently provides for up to $395.0 million of secured financing, consisting of a $195.0 million revolving loan and $200.0 million in term loans. Borrowings under the Bank and Vendor Credit Facilities are ratably secured by liens on assets of Nextel's subsidiaries that are "restricted subsidiaries" under the terms of the Nextel Indentures. At September 30, 1997, Nextel had drawn $820.0 million of its available financing under the Bank Credit Facility, leaving an aggregate of $1,085.0 million available for borrowing under such facility, and had drawn $150.0 million of its available financing under the Vendor Credit Facility, leaving an aggregate of $245.0 million available for borrowing under such facility, subject in each case to the satisfaction or waiver of applicable borrowing conditions. The Second Vendor Financing Agreement currently provides for up to $200.0 million in secured term loans available through March 31, 1999. The Second Secured Borrowings are secured (on a second priority basis) by the same collateral package securing amounts outstanding under the Bank and Vendor Credit Facilities. As of September 30, 1997, no amounts were outstanding thereunder (to the extent the amounts so repaid are available for reborrowing thereunder).

         NEXTEL SERIES D EXCHANGEABLE PREFERRED STOCK PRIVATE PLACEMENT. As more fully described above, Nextel completed a private placement of 500,000 shares of its Series D Preferred Stock on July 21, 1997, yielding approximately $482.0 million in net proceeds. See "-- Recent Transactions and Developments".

         NEXTEL SENIOR REDEEMABLE DISCOUNT NOTES DUE SEPTEMBER 2007. As more fully described above, Nextel completed the offering in a private placement transaction of $840.0 million in principal amount at maturity of the September Notes on September 17, 1997, yielding approximately $486.0 million in net proceeds. See "-- Recent Transactions and Developments". Such proceeds were principally used to repay a portion of outstanding borrowings under the Bank Credit Facility and the Vendor Credit Facility with the remaining being available for general corporate purposes.

         NEXTEL SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE OCTOBER 2007. As more fully described above, Nextel completed the offering in a private placement transaction of $1,129.1 million in principal amount at maturity of the October Notes on October 22, 1997, yielding approximately $682.0 million in net proceeds. See "-- Recent Transactions and Developments". Such proceeds may be used for general corporate purposes, including principally either to refinance a portion of the indebtedness outstanding under the Old Notes (which the Company may effect through repurchases, by way of a tender offer, open market or privately negotiated purchases, redemption of the Old Notes pursuant to their terms or any combination thereof) or to refinance a portion of the cost of implementing its business plan that otherwise would have been funded by borrowings pursuant to the Bank Credit Facility, the Vendor Credit Facility and/or the Second Vendor Financing Agreement.

         CONSENT SOLICITATION. As more fully described above, in connection with the Consent Solicitation, approximately 3.9 million shares of Nextel Common Stock were subscribed for by Consenting Holders for an aggregate purchase price of approximately $63.7 million.

FUTURE CAPITAL NEEDS AND RESOURCES.

         Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction of Digital Mobile networks, operating expenses relating both to the Digital Mobile networks and to the analog SMR networks, potential acquisitions (including the acquisition of rights to spectrum through the FCC's 800 MHz spectrum auction process), debt service requirements and other general corporate purposes. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years. During fiscal year 1996, Nextel's average monthly cash utilization rate for investing activities (principally attributable to capital expenditures for the build-out of the Digital Mobile networks) was approximately $33.4 million, and its average monthly operating losses (exclusive of non-cash items ) was approximately $20.4 million. Such average monthly amounts are not necessarily representative of Nextel's anticipated experience in such areas and are expected to increase during 1997 and 1998 in connection with the implementation of Nextel's business plan and the related accelerated construction of its Digital Mobile networks. During the ongoing start-up phase of its Digital Mobile networks, Nextel expects that it will need to utilize its existing cash and funding from outside sources to meet its cash needs resulting from such activities and losses. Nextel's aggregate cash, cash equivalents and marketable securities at September 30, 1997 totaled approximately $563.3 million; however, approximately $379.6 million of such amount represents cash, cash equivalents and marketable securities held by NII and its subsidiaries, which are not available to fund any of the cash needs of Nextel's domestic Digital Mobile and analog SMR businesses, due to restrictions contained in the provisions of the NII Indenture.

         The Company is currently implementing its business plan to accelerate and expand the deployment of its Digital Mobile networks in domestic markets during 1997 and 1998. Nextel has estimated that the external funding required to meet the cash needs of its domestic business activities during the period from March 31, 1997 through the end of 1998, including principally the funding of anticipated capital expenditures and potential acquisitions (including potential acquisitions of licenses in the FCC's 800 MHz spectrum auction) and operating losses, will be approximately $2,500.0 million, which includes approximately $1,450.0 million of system infrastructure and other system capital costs that are expected to be incurred during the period. Such estimates were based on a number of significant assumptions. The Company currently is in the process of developing its capital and operating budgets for 1998, and as part of such process will be reviewing a number of such matters in light of its experience with respect to the Digital Mobile system construction and commercialization efforts during 1997. Nextel currently expects that the 1998 budgeting process will not be finalized until late December 1997 or early 1998. However, based on the results of that process to date, the Company anticipates that both its aggregate domestic business cash needs and its domestic capital expenditure requirements will be in excess of those previously estimated amounts. Such expected increase likely will be necessary to accommodate increased system capacity requirements resulting from the Company's rapid subscriber growth (which exceeded the levels of assumed growth used in developing the prior estimates) and increased demand for the Company's wireless services and to make improvements to existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures faced by the Company. Because such budgeting process is not yet completed, the Company is not currently able to estimate the extent of the impact that these factors or any other factors may have on its level of domestic system capital expenditures and/or overall domestic financing requirements during 1998. See "-- Forward Looking Statements."

         To fully implement an accelerated deployment of its Digital Mobile networks in the period between March 31, 1997 and December 31, 1998, as described above, Nextel would need to obtain additional amounts of debt or equity financing beyond that available under the Bank and Vendor Credit Facilities and the Second Vendor Financing Agreement currently in place. (See "-- Liquidity and Capital Resources"). At September 30, 1997, Nextel had drawn $820.0 million of its available financing under the Bank Credit Facility, and had drawn $150.0 million of its available financing under the Vendor Credit Facility. Prior to September 30, 1997, Nextel applied the aggregate of approximately $1,494.8 million in Preferred Stock Proceeds, the September Notes Proceeds, the McCaw Option Proceeds, the Subscription Proceeds, and proceeds of the Additional Bank Borrowings to repay a portion of the borrowings outstanding under the Bank and Vendor Credit Facilities (to the extent the amounts so repaid would be available for future borrowings thereunder) with the balance of such aggregate net proceeds remaining available for other corporate purposes. Disregarding any limitations imposed pursuant to the Old Indentures on the Company's ability to incur debt under the Bank and Vendor Credit Facilities and/or the Second Vendor Financing Agreement by reason of the indebtedness incurred upon issuance of the October Notes, as of September 30, 1997 a total of $1,530.0 million (giving effect to the repayment of all revolving, but no term, loan amounts outstanding under the Bank and Vendor Credit Facilities) of such $2,500.0 million in aggregate availability would be available for future borrowings by Nextel. The remaining funds available for borrowings under the Bank and Vendor Credit Facilities may be drawn upon prior to the final maturity date of such facilities in 2003, although the amount available under such facilities will be reduced to reflect scheduled amortization commencing in 2001. The $200.0 million in additional funds available under the Second Vendor Financing Agreement may be drawn as term loans prior to March 31, 1999 and will mature in 2003.

         Nextel also has reached an understanding with Motorola regarding the terms and conditions pursuant to which Nextel could access up to an additional $200.0 million in borrowings that would be required to be ratably secured on an equal ranking with borrowings pursuant to the Vendor Credit Agreement and the Bank Credit Agreement (the "Senior Secured Borrowings"). The availability of the Senior Secured Borrowings is subject to a number of additional conditions, including the unanimous approval of the secured parties under the Bank Credit Agreement and the Vendor Credit Agreement. Nextel is not currently taking steps to meet such additional conditions, and accordingly, Nextel has assumed for planning purposes that none of the funds constituting the Senior Secured Borrowings will be available during 1997 and 1998.

         The availability of all of the above-described existing and additional financing is subject to Nextel's satisfying certain requirements under the Old Indentures, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the Old Indentures) under the Bank Credit Facility, the Vendor Credit Facility and the Second Vendor Financing Agreement referred to above. Nextel's receipt of the $482.0 million in Preferred Stock Proceeds and option and warrant exercise proceeds in the period from June 1, 1997 enabled Nextel to issue the September Notes and still have access to the full $2,500.0 million in funding available under the Bank Credit Facility, the Vendor Credit Facility and the Second Vendor Financing Agreement under the limitations contained in the Old Indentures. However, under such limitations the issuance of the October Notes will restrict the Company's ability to access, on approximately a dollar for dollar basis, the amount of additional funding that would be available under the Bank and Vendor Credit Facilities and the Second Vendor Financing Agreement unless either (i) the proceeds from the issuance of the October Notes are applied to refinance a portion of the Old Senior Notes in accordance with the Old Indentures (in which case the indebtedness under the October Notes, to the extent the proceeds thereof are applied to effect such refinancing, would constitute "permitted debt" under the Old Indentures that would not reduce the amounts available under the Bank and Vendor Credit Facilities or the Second Vendor Financing Agreement) or (ii) the Company issues additional equity for cash that would support the incurrence of additional debt under the Old Indentures. In the event the proceeds from the issuance of the October Notes are not applied to refinance a portion of the Old Senior Notes, such proceeds may be utilized to meet the Company's funding requirements for the implementation of its business plan to replace a portion of the borrowings available under the Bank and Vendor Credit Facilities and/or the Second Vendor Financing Agreement, to the extent such borrowings would be limited by the Old Indentures.

         To the extent any of the aforementioned proceeds from equity issuances or financing arrangements are not available or are not sufficient to meet Nextel's funding needs, it will be necessary for Nextel to obtain alternate sources of financing. Subject to the determination of the potential impact on financing requirements associated with an increase in the Company's overall domestic cash needs, including its domestic capital expenditures as described above, assuming (i) that Nextel secures access to all of the available funds under the Bank Credit Facility, the Vendor Credit Facility and the

Second Vendor Financing Agreement (or such funds are replaced with October Notes Proceeds, as described above) and (ii) that the New Option is exercised and Nextel receives the $420.0 million in proceeds therefrom (the "New Option Proceeds"), the Company believes that such amounts, coupled with the Company's available cash and cash equivalents (including the Preferred Stock Proceeds, the McCaw Option Proceeds, the September Notes Proceeds and the Subscription Proceeds), will provide funds that in the aggregate are expected to be sufficient to implement the Company's business plan and meet the other currently anticipated cash needs of its domestic business activities through the end of 1998. Thereafter, Nextel may require substantial additional financing. See
"-- Forward Looking Statements."

         The availability of borrowings pursuant to the Bank and Vendor Credit Facilities and the Second Vendor Financing Agreement is subject to certain conditions, and there can be no assurance that such conditions will be met. Moreover, there can be no assurance that the New Option will be exercised and that Nextel will receive the proceeds therefrom, or that any of the other outstanding options will be exercised. The Bank Credit Facility, the Vendor Credit Facility, the Second Vendor Financing Agreement, the Nextel Indentures and the terms of the Certificate of Designation relating to the Series D Preferred Stock contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile networks incorporating the Reconfigured iDEN technology, the amount and timing of Nextel's capital expenditures and operating losses, and the market price of the Nextel Common Stock. See "-- Forward Looking Statements."

         Nextel currently is aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but the Company cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the 800 MHz spectrum auction process (which commenced the bidding phase on October 28, 1997), and the amounts required to be bid to acquire any or all of the available spectrum blocks in the major metropolitan market areas where Nextel currently operates, or currently plans to operate, its Digital Mobile networks and the amounts that may be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks that may be acquired by Nextel in the 800 MHz spectrum auction process; (ii) the uncertainty with respect to the success and/or timing of the continuing development and deployment activities relating to the Reconfigured iDEN technology format and assuming successful and timely completion of such efforts, the uncertainty with respect to the success of commercial introduction and customer acceptance of Nextel's Digital Mobile network services in new market areas using such technology; (iii) the potential commercial opportunities and risks associated with implementation of Nextel's accelerated business plan; and (iv) the net impact on Nextel's capital budget of certain developments currently expected to increase capital needs (e.g., the additional capital needed if Nextel acquires for cash additional spectrum in certain markets to increase the capacity and/or efficiency of Nextel's operating Digital Mobile networks in such markets, the additional capital needed for more extensive construction of Digital Mobile networks in additional market areas acquired or that may be acquired in the future, and the expenditures associated with analog SMR station construction requirements under the currently effective FCC 800 MHz channel licensing approach) that may be offset (whether wholly or partially) by other developments anticipated to (or to have the potential to) reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in the relevant markets, reductions in infrastructure and subscriber unit prices obtained from Motorola pursuant to the Second Equipment Agreement Amendment and an agreement entered into on March 27, 1997, alternative and more economical Means for increasing system capacity, other than constructing additional cell sites and/or installing additional base radios, such as use of so-called "smart antennas," mini-cells and software-driven and/or system design performance enhancements). Many of the foregoing involve elements wholly or partially beyond Nextel's control or influence. Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). See "-- Forward Looking Statements."

         Nextel has had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent, which may make securing equity investments more difficult. The ability of Nextel to incur additional indebtedness (including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement, the Vendor Credit Agreement and/or the Second Vendor Financing Agreement) is and will be limited by the terms of the Nextel Indentures, the Certificate of Designation relating to the Series D Preferred Stock, the Bank Credit Agreement, the Vendor Credit Agreement and the Second Vendor Financing Agreement. The Bank Credit Agreement, the Vendor Credit Agreement and the Second Vendor Financing Agreement also require Nextel and its relevant subsidiaries at specified times to maintain compliance with certain financial covenants or ratios including certain covenants and ratios specifically related to leverage.

         At present, other than the existing equity or debt financing arrangements that have been consummated and/or disclosed Nextel has no commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. Moreover, no assurances can be made that Nextel will be able to obtain any such financing in the amounts or at the times such financing would be required, or that, if obtained, any such financing would be on acceptable terms. Nextel also anticipates that it will continue to experience significant operating losses and negative net cash flows during the ongoing start up phase of the Digital Mobile networks over the next several years. Accordingly, there can be no assurances as to whether or when the operations of Nextel will become profitable. As a result of Nextel's anticipated continuing losses, the uncertainty regarding the exercise of options and warrants, the availability of financing under the Bank and Vendor Credit Facilities and the Second Vendor Financing Agreement and the impact of Reconfigured iDEN and other matters discussed above, there can be no assurance that Nextel will have adequate capital to implement the nationwide build-out of its Digital Mobile networks in accordance with its business plan. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's acquisition, development and expansion plans and expenditures, which could have a material adverse effect on its business prospects and limit the Company's ability to make payments of cash dividends on, or to pay the mandatory redemption price of, the Series D Preferred Stock, or to make principal and interest payments on its indebtedness, including the amounts from time to time outstanding under the Bank and Vendor Credit Facilities and the Second Vendor Financing Agreement and amounts due on or in respect of any or all of the Nextel Notes. See" -- Forward Looking Statements."

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

FORWARD LOOKING STATEMENTS.

         "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are included in Nextel's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended June 30 and March 31, 1997) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified or referred to elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile system service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance, the successful nationwide deployment of the Reconfigured iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, Nextel's ability to timely and successfully accomplish required scale-up of its billing, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is involved in certain legal proceedings that are described in its Annual Report on Form 10-K for the year ended December 31, 1996. During the three months ended September 30, 1997, there were no material changes in the status of or developments regarding those legal proceedings other than as discussed below.

         On July 23, 1997, in the lawsuit titled In Re Nextel Communications Securities Litigation, the United States District Court for the District of New Jersey declined to grant Nextel's motions to dismiss, pursuant to Federal Rule of Civil Procedure Rules 12(b)(6) and (9)(b), substantially all of the causes of action alleged in the plaintiffs' complaint filed in that lawsuit.

ITEM 2.  CHANGES IN SECURITIES.

(a)   Inapplicable

(b)   Inapplicable

(c) Recent Issues of Unregistered Securities. Nextel sold securities that were not registered under the Securities Act in the following transactions during the third quarter of 1997.

      (i) On July 21, 1997, Nextel completed the sale of 500,000 shares of its Series D Preferred Stock with a liquidation preference of $1,000 per share to qualified institutional buyers and a limited number of institutional accredited investors. Nextel received approximately $482.0 million in net Preferred Stock Proceeds. Morgan Stanley Dean Witter and Donaldson, Lufkin & Jenrette Securities Corporation acted as placement agents and received $17.5 million in fees.

      (ii) On July 28, 1997, the McCaw Investor exercised in full the First Option to purchase 15.0 million shares of Nextel Common Stock for an aggregate purchase price of $232.5 million. In connection with such transaction and as previously reported in the Company's quarterly report for the period ended June 30, 1997, an affiliate of Craig O. McCaw acquired for an aggregate purchase price of $25.0 million an option to purchase 25.0 million shares of Nextel Common Stock, 15.0 million of which are purchasable at an exercise price of $16.00 per share and 10.0 million of which are purchasable at an exercise price of $18.00 per share at any time through July 28, 1998.

      (iii) On September 17, 1997, Nextel completed the sale of $840.0 million in principal amount at maturity of the September Notes to qualified institutional buyers and a limited number of institutional accredited investors. The issue price of the September Notes, which mature on September 15, 2007, was $595.57 per $1,000 principal amount at maturity (generating approximately $500.3 million in aggregate gross proceeds), representing a yield to maturity of 10.65% computed on a semi-annual bond equivalent basis from the date of issuance. Nextel received approximately $486.0 million in net September Notes Proceeds. Merrill Lynch & Co., TD Securities, Lehman Brothers, Morgan Stanley Dean Witter and NationsBanc Capital Markets acted as placement agents and received $13.8 million in fees.

      Each of the foregoing transactions were effected pursuant to the exemption of Section 4(2) of the Securities Act (and in the case of the transactions described in (i) and (iii), Rule 144A thereunder) in reliance upon representations of the relevant purchasers and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Exhibits.

        EXHIBIT NUMBER                      EXHIBIT DESCRIPTION
        --------------                      -------------------
             4.1           Amendment No. 3 dated as of August 20, 1997 amending
                           the Credit Agreement dated as of September 27, 1996
                           between Nextel Communications, Inc., Nextel Finance
                           Company, the other Restricted Companies party
                           thereto, the Lenders party thereto, Toronto Dominion
                           (Texas), Inc., as Administrative Agent and The Chase
                           Manhattan Bank, as Collateral Agent (the "Bank Credit
                           Agreement") (filed on September 5, 1997 as Exhibit
                           99.1 to Nextel's Current Report on Form 8-K dated
                           September 5, 1997 (the "September 5 Form 8-K") and
                           incorporated herein by reference).

             4.2 Amendment No. 3 dated as of August 29, 1997 amending the Amended, Restated and Consolidated Credit
                           Agreement, dated as of September 27, 1996 between Nextel Communications, Inc., Nextel Finance Company, the other Restricted Companies party thereto, Motorola, Inc. and NTFC Capital Corporation (the
                           "Vendor Credit Agreement") (filed as Exhibit 99.2 to the September 5 Form 8-K and incorporated herein by reference).

             4.3           Second Secured Vendor Financing Agreement dated as of
                           August 29, 1997 among Nextel Communications, Inc.,
                           Nextel Finance Company and the other Restricted
                           Companies party thereto and the Vendor Lenders party thereto (the "Second Secured Vendor Financing
                           Agreement") (filed on September 5, 1997 as Exhibit
                           99.3 to the September 5 Form 8-K and incorporated herein by reference).

             4.4           Indenture dated September 17, 1997 between Nextel
                           Communications, Inc. and Harris Trust and Savings
                           Bank, as Trustee, relating to Nextel's Senior
                           Redeemable Discount Notes due 2007 (filed on
                           September 22, 1997 as Exhibit 4.1 to Nextel's Current
                           Report on Form 8-K dated September 22, 1997 (the
                           "September 22 Form 8-K") and incorporated herein by reference).

             4.5 Amendment No. 4 dated as of September 10, 1997, to the Bank Credit Agreement (filed on September 22,
                           1997 as Exhibit 4.2 to the September 22 Form 8-K and incorporated herein by reference).

             4.6           Amendment No. 4 dated as of September 10, 1997 to the
                           Vendor Credit Agreement (filed on September 22, 1997 as Exhibit 4.3 to the September 22 Form 8-K and incorporated herein by reference).

        EXHIBIT NUMBER                      EXHIBIT DESCRIPTION
        --------------                      -------------------
             4.7           Amendment No. 1 dated as of September 10, 1997 to the
                           Second Secured Vendor Financing Agreement (filed on
                           September 22, 1997 as Exhibit 4.4 to the September 22
                           Form 8-K and incorporated herein by reference).

             4.8           Indenture dated as of October 22, 1997 between Nextel
                           Communications, Inc. and Harris Trust and Savings
                           Bank, as Trustee, relating to Nextel's Senior Serial
                           Redeemable Discount Notes due 2007 (filed on October
                           23, 1997 as Exhibit 4.1 to Nextel's Current Report on
                           Form 8-K dated October 23, 1997(the "October 23 Form
                           8-K") and incorporated herein by reference).

             4.9           Amendment No. 5 dated as of October 9, 1997 to the
                           Bank Credit Agreement (filed on October 23, 1997 as
                           Exhibit 4.2 to the October 23 Form 8-K and incorporated herein by reference).

             4.10          Amendment No. 5 dated as of October 9, 1997 to the
                           Vendor Credit Agreement, (filed on October 23, 1997 as Exhibit 4.3 to the October 23 Form 8-K and incorporated herein by reference).

             4.11          Amendment No. 2 dated as of October 9, 1997, to the
                           Second Secured Vendor Financing Agreement (filed on
                           October 23, 1997 as Exhibit 4.4 to the October 23
                           Form 8-K and incorporated herein by reference).

             99.1          Press Release dated August 25, 1997 (filed on October
                           23, 1997 as Exhibit 99.4 to the September 5 Form 8-K and incorporated herein by reference).

             99.2          Press Release dated September 8, 1997 (filed on
                           September 9, 1997 as Exhibit 99.1 to Nextel's Current
                           Report on Form 8-K dated September 9, 1997 and incorporated herein by reference).

             99.3          Press Release, dated October 15, 1997 (filed on
                           October 23, 1997 as Exhibit 99.1 to the October 23
                           Form 8-K and incorporated herein by reference).

             27**          Financial Data Schedule.

                           ----------------
                        ** Submitted only with the electronic filing of this
                           document with the Commission pursuant to Regulation
                           S-T under the Securities Act.

     (b) Reports on Form 8-K.

         (i) Current Report on Form 8-K dated and filed September 22, 1997 with the Commission reporting under Item 5 the issuance of the September Notes.

         (ii) Current Report on Form 8-K dated and filed September 9, 1997 with the Commission reporting under Item 5 the proposed offering of the September Notes.

         (iii) Current Report on Form 8-K dated and filed September 5, 1997 with the Commission reporting under Item 5 the execution of amendments to the Bank Credit Facility, the Vendor Credit Facility and of the Second Vendor Secured Financing Agreement.

         (iv) Current Report on Form 8-K dated and filed July 22, 1997 with the Commission reporting under Item 5 the issuance of the Series D Preferred Stock.

         (v) Current Report on Form 8-K dated and filed July 16, 1997 with the Commission reporting under Item 5 the execution of a commitment letter related to the amendment of the Bank Credit Facility.

         (vi) Current Report on Form 8-K dated and filed July 9, 1997 with the Commission reporting under Item 5 the exercise of the First Option and the purchase of the New Option by affiliates of Craig O. McCaw, the proposed offering of the Series D Preferred Stock and the proposed implementation of the Company's business plan and its then existing sources of funding.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEXTEL COMMUNICATIONS, INC.

                                   By:       /s/WILLIAM G. ARENDT
                                      -----------------------------------------
Date: November 14, 1997                        William G. Arendt
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT NUMBER               EXHIBIT DESCRIPTION
   --------------               -------------------
         4.1      Amendment No. 3 dated as of August 20, 1997, amending the
                  Credit Agreement dated as of September 27, 1996 between Nextel
                  Communications, Inc., Nextel Finance Company, the other
                  Restricted Companies party thereto, the Lenders party thereto,
                  Toronto Dominion (Texas), Inc., as Administrative Agent and
                  The Chase Manhattan Bank, as Collateral Agent (the "Bank
                  Credit Agreement") (filed on September 5, 1997 as Exhibit 99.1 to Nextel's Current Report on Form 8-K dated September 5, 1997
                  (the "September 5 Form 8-K") and incorporated herein by
                  reference).

         4.2      Amendment No. 3 dated as of August 29, 1997 amending the
                  Amended, Restated and Consolidated Credit Agreement, dated as of September 27, 1996 between Nextel Communications, Inc.,
                  Nextel Finance Company, the other Restricted Companies party thereto, Motorola, Inc. and NTFC Capital Corporation (the
                  "Vendor Credit Agreement) (filed on September 5, 1997 as
                  Exhibit 99.2 to the September 5 Form 8-K and incorporated herein by reference).

         4.3      Second Secured Vendor Financing Agreement dated as of August
                  29, 1997 among Nextel Communications, Inc., Nextel Finance
                  Company and the other Restricted Companies party thereto and the Vendor Lenders party thereto (the "Second Secured Vendor
                  Financing Agreement") (filed on September 5, 1997 as Exhibit
                  99.3 to the September 5 Form 8-K and incorporated herein by reference).

         4.4      Indenture dated September 17, 1997 between Nextel
                  Communications, Inc. and Harris Trust and Savings Bank, as
                  Trustee, relating to Nextel's Senior Redeemable Discount Notes due 2007 (filed on September 22, 1997 as Exhibit 4.1 to
                  Nextel's Current Report on Form 8-K dated September 22, 1997
                  (the "September 22 Form 8-K") and incorporated herein by reference).

         4.5      Amendment No. 4 dated as of September 10, 1997, to the Bank
                  Credit Agreement (filed on September 22, 1997 as Exhibit 4.2 to the September 22 Form 8-K and incorporated herein by reference).

         4.6      Amendment No. 4 dated as of September 10, 1997, to the Vendor
                  Credit Agreement (filed on September 22, 1997 as Exhibit 4.3 to the September 22 Form 8-K and incorporated herein by reference).

         4.7      Amendment No. 1 dated as of September 10, 1997 to the Second
                  Secured Vendor Financing Agreement (filed on September 22,
                  1997 as Exhibit 4.4 to the September 22 Form 8-K and incorporated herein by reference).

         4.8      Indenture dated as of October 22, 1997 between Nextel
                  Communications, Inc. and Harris Trust and Savings Bank, as
                  Trustee, relating to Nextel's Senior Serial Redeemable
                  Discount Notes due 2007 (filed on October 23, 1997 as Exhibit
                  4.1 to Nextel's Current Report on Form 8-K dated October 23,
                  1997(the "October 23 Form 8-K") and incorporated herein by reference).


   EXHIBIT NUMBER                 EXHIBIT DESCRIPTION
   --------------                 -------------------
         4.9      Amendment No. 5 dated as of October 9, 1997 to the Bank Credit
                  Agreement (filed on October 23, 1997 as Exhibit 4.2 to the
                  October 23 Form 8-K and incorporated herein by reference).

         4.10     Amendment No. 5 dated as of October 9, 1997 to the Vendor
                  Credit Agreement (filed on October 23, 1997 as Exhibit 4.3 to the October 23 Form 8-K and incorporated herein by reference).

         4.11     Amendment No. 2 dated as of October 9, 1997 to the Second
                  Secured Vendor Financing Agreement (filed on October 23, 1997 as Exhibit 4.4 to the October 23 Form 8-K and incorporated herein by reference).

         99.1 Press Release dated August 25, 1997 (filed on October 23, 1997 as Exhibit 99.4 to the September 5 Form 8-K and incorporated herein by reference).

         99.2     Press Release dated September 8, 1997 (filed on September 9,
                  1997 as Exhibit 99.1 to Nextel's Current Report on Form 8-K dated September 9, 1997 and incorporated herein by reference).

         99.3     Press Release, dated October 15, 1997 (filed on October 23,
                  1997 as Exhibit 99.1 to the October 23 Form 8-K and incorporated herein by reference).

         27**     Financial Data Schedule.

                  ----------------
               ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the
                  Securities Act.

