Form 10-K405
period 1997-12-31
NEXTEL COMMUNICATIONS INC
filed 1998-03-30
CIK 824169

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price on March 2, 1998, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $5,564,044,097.

     On March 2, 1998, the number of shares outstanding of the registrant's Class A Common Stock and Class B non-voting Common Stock, $0.001 par value was 252,664,929 and 17,830,000, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or about May 14, 1998 are incorporated in
Part III, Items 10, 11, 12 and 13.

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

     Information contained herein gives effect to the acquisition of approximately 1,220,000 shares of the Company's Class A Common Stock, par value $0.001 per share (the "Common Stock"), by Digital Radio L.L.C. (the "McCaw Investor") on April 5, 1995, an additional acquisition of 8,163,265 shares of the Company's Class A Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock") and 82 shares of the Company's Class B Convertible Preferred Stock, par value $0.01 per share (the "Class B Preferred Stock") by the McCaw Investor and the consummation of related transactions on July 28, 1995 (the "McCaw Transaction"), the merger of OneComm Corporation ("OneComm") with and into Nextel on July 28, 1995 (the "OneComm Transaction"), the consummation of the Motorola Transaction on July 28, 1995, the merger of a subsidiary of Nextel with American Mobile Systems Incorporated ("AMS") on July 31, 1995 (the "AMS Transaction"), the merger of Dial Page, Inc. ("Dial Page") with and into Nextel on January 30, 1996 (the "Dial Page Transaction") and the merger of a subsidiary of the Company with Pittencrieff Communications, Inc. ("PCI") on November 12, 1997 (the "PCI Transaction").

OVERVIEW

     Nextel provides a wide array of digital and analog wireless communications services throughout the United States. The Company offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users, and as of December 31, 1997, provided service to approximately 1,270,700 digital subscriber units in the United States. The Company's digital network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. At December 31, 1997, the Company's digital network was operational in areas in which approximately 65% of the total United States population lives or works, providing coverage in or around 75 of the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition to its digital networks, Nextel also operates analog wireless networks which provide analog specialized mobile radio ("SMR") services throughout the continental United States and in Hawaii to approximately 583,000 analog SMR subscriber units as of December 31, 1997. Nextel has significant SMR spectrum holdings in and around every major business and population center in the country, including all of the top 50 MSAs in the United States.

     Nextel's digital network in the United States has been developed to replace its remaining traditional analog SMR systems with advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse ("Digital Mobile network"). Since 1994, the number of digital subscriber units in service has increased significantly, reflecting the commencement of Digital Mobile network service in certain markets, increased sales in markets in which Digital Mobile network services are provided and, to a limited extent, acquisitions. The following table summarizes the approximate number of digital subscriber units in service in the United States at the dates indicated:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                    1994     1995     1996       1997
                                                   ------   ------   -------   ---------
Digital subscriber units.........................  13,500   85,000   300,300   1,270,700

     A customer using Nextel's Digital Mobile network is able to access mobile telephone services, two-way dispatch (which provides instant conferencing capabilities and is marketed as Nextel's "Direct Connect"(SM) service), paging and alphanumeric short-messaging service and, in the future, is expected to be able to access data transmission. Nextel is implementing its Digital Mobile network utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"(TM)).

     In addition, the Company operates or has investments in international wireless companies through its indirect, wholly owned subsidiary Nextel International, Inc. (formerly known as McCaw International, Ltd.; "Nextel International"). Nextel International's subsidiaries or other entities in which Nextel International holds equity or equivalent interests own and operate wireless communications systems in Latin America, Asia and Canada and (together with Nextel's domestic Digital Mobile network operations) provide service in ten of the world's 25 largest cities. The Company's consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the dates or for the periods indicated therein. Additional, more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission (the "Commission") pursuant to rules under the Securities and Exchange Act of 1934, as amended and the rules thereunder (the "Exchange Act"). Except as noted above and as otherwise expressly indicated herein, the description of the Company's business herein refers to the Company's United States operations.

     Nextel's principal executive and administrative facility is located at 1505 Farm Credit Drive, McLean, Virginia 22102, and its telephone number is (703) 394-3000.

BUSINESS STRATEGY

     Nextel's principal business objective is to offer high-capacity, high quality, advanced communications services on its Digital Mobile network to its customers in metropolitan markets throughout the United States and to become a major participant in the global wireless communications business. The Company's initial efforts to achieve this objective were focused on the consolidation of the fragmented SMR industry through the acquisition of SMR systems and the acquisition of SMR spectrum. More recently, these strategic efforts have been expanded to include the accelerated deployment of the Company's Digital Mobile network and the marketing of digital wireless services. The Company believes that the following elements of its business strategy and characteristics of its business distinguish its wireless service offerings from those of its competitors in the wireless communications marketplace:

     PROVIDE A DIFFERENTIATED, INTEGRATED PACKAGE OF WIRELESS SERVICES, INCLUDING UNIQUE DIRECT CONNECT FEATURE: Nextel's Digital Mobile network service provides a bundled product offering consisting of: (i) mobile telephone;
(ii) two-way dispatch; and (iii) paging and alphanumeric short-messaging services accessible through a single device. Nextel's market research indicates that a significant degree of overlap exists in the customer population for these separate wireless communications service offerings. Accordingly, Nextel believes that, for customers who already subscribe to or who would benefit by access to multiple wireless services, the convenience of combining multiple wireless communications options in a single handset and of consolidating all wireless service charges into a single package price and billing statement are important features that distinguish Nextel from many of its competitors.

     Nextel's market research also indicates that a sizeable portion of business users' communications involve contacting others within the same organization. Nextel believes that its Direct Connect service is especially well suited to address such intracompany wireless communications needs. The Direct Connect service, which enables a user to instantly set up a conference on either a private (i.e., one-to-one) or group (i.e., one-to-many) basis, is a service that is not included in any integrated service package currently available from competing cellular and personal communications services ("PCS") operators. To further expand the flexibility and convenience offered by its Direct Connect service to users outside a single organization but within a single industry or interest group in a particular dispatch service area, the Company pioneered the "Business Net Service" concept. Business Net Service extends Direct Connect service beyond a company's employees to suppliers or other parties involved in the same industry. Finally, Nextel expects that its ability to offer a data transmission capability to users of its Digital Mobile network in the future will increase the attractiveness of its integrated service offerings to business users and will supply an additional point of differentiation from its cellular and PCS competitors.

     FOCUS ON THE BUSINESS CUSTOMER: Nextel's corporate marketing strategy focuses on targeting business users that Nextel believes will be likely to perceive and appreciate the potential for Nextel's wireless communication service capabilities to increase efficiencies and reduce costs in such users' business activities. Nextel is currently concentrating its sales efforts on a number of distinct occupational groupings of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping and professional service sectors.

     INNOVATIVE PRICING FEATURES: The Company has implemented pricing features that it believes differentiate its services from those of its cellular competitors. Such pricing features include: (i) no "roaming" charges assessed for mobile telephone services provided to its customers traveling anywhere on the Digital Mobile network outside the customer's home market in the United States and in certain parts of Canada (through its roaming agreement with Clearnet Communications, Inc. ("Clearnet"), a provider of analog and digital wireless services in Canada); (ii) billing its mobile telephone service customers based on the actual number of seconds of airtime used after the first minute, in contrast to the common cellular industry practice of rounding all calls up to the next minute; (iii) charging one airtime rate and a single nationwide long distance rate, regardless of the time of day a call is made; and
(iv) pricing plans that allow the customer to aggregate the total number of account minutes for all of such customer's subscriber units and reallocate the aggregate minutes among subscriber units.

     EXPANDED MARKETING PROGRAM AND DISTRIBUTION CHANNELS: The Company has significantly expanded the scope and geographic coverage of its marketing program and related advertising campaigns to enhance awareness of its brand name and to stimulate additional interest in and demand for its services by stressing their versatility, value, simplicity and quality. In March 1997, Nextel launched a nationwide radio, television and print advertising campaign, coupled with intensive targeted advertising programs in particular markets coinciding with the launch of commercial service in those markets. The Company uses both direct and indirect sales forces as part of its strategy to increase the number of digital subscriber units placed in service on its Digital Mobile network. Nextel expects to expand and enhance both direct and indirect distribution channels as it further penetrates existing markets and expands its geographic reach.

     STRATEGIC RELATIONSHIPS WITH CRAIG O. MCCAW AND MOTOROLA: Through December 31, 1997, Craig O. McCaw ("Mr. McCaw") and members of the McCaw family have invested more than $600.0 million in the Company through purchases of the Company's equity securities from the Company and Motorola. As of December 31, 1997, Mr. McCaw and his affiliates beneficially owned approximately 23.2% of the common equity interest in the Company, giving effect to the exercise of all presently exercisable options issued by Nextel to, and held by, the McCaw Investor or other controlled affiliates of Mr. McCaw. The Company also benefits from Mr. McCaw's more than 20 years experience in the wireless communications business. Mr. McCaw currently serves as a member of the Company's Board of Directors and also as Chairman of the Operations Committee of the Board, which is responsible for formulating key aspects of the Company's business strategy. See "-- Agreements with Significant Stockholders -- McCaw Interests."

     Nextel has a number of important strategic and commercial relationships with Motorola. Motorola provides the iDEN infrastructure and subscriber handset equipment used throughout Nextel's domestic markets and in most of the international markets served by Nextel International's affiliated operating companies. The Company and Motorola also work closely together to improve existing products and develop new technologies such as the modified version of the iDEN ("Reconfigured iDEN") technology that is currently being deployed in Nextel's Digital Mobile network. As of December 31, 1997, Motorola was the beneficial owner of an approximate 19.9% ownership stake in the Company, primarily as a result of the Motorola Transaction. See "-- Agreements with Significant Stockholders -- Motorola."

1998 BUSINESS PLAN

     In early 1997, Nextel finalized and began implementing a business plan for the period from March 31, 1997 through December 31, 1998 that contemplated an accelerated build-out of its Digital Mobile network in the United States incorporating the Reconfigured iDEN technology (the "1997 Plan"). During 1997, Nextel achieved a significant expansion of its Digital Mobile network and experienced a large increase in the number of digital subscriber units in service and system minutes of use. In particular:

     - Digital subscriber units increased from approximately 300,300 to approximately 1,270,700;

     - Total net system minutes of use increased from approximately 94 million in January to approximately 403 million in December;

     - Approximately 2,100 additional digital cell sites were placed in service; and

     - Reconfigured iDEN coverage expanded from 6 to 75 of the top 100 MSAs.

     This growth resulted in greater capital expenditures and net cash used in Digital Mobile network operations in the final three quarters of 1997 than estimated for purposes of developing the 1997 Plan. The Company has updated and revised its business plan for its domestic operations, as it relates to 1998, in light of its results and experience in building out and commercializing its Digital Mobile network in 1997 (the "1998 Plan"). Nextel's 1998 Plan contemplates further expansion of the Company's Digital Mobile network in a manner that is directed at achieving additional penetration in its business customer target base in markets where the Digital Mobile network is currently operating, at selecting and prioritizing additional markets for expansion of Digital Mobile network coverage by Nextel during 1998, and at enhancing the quality and performance of its Digital Mobile wireless services offerings to maintain and strengthen Nextel's competitive position relative to other existing and emerging providers of digital wireless services in the United States. The increased funding requirements reflected in the 1998 Plan include (i) a $1,050.0 million increase in total system infrastructure and capital costs over the $1,450.0 million in such costs that were contemplated by the 1997 Plan for the period from March 31, 1997 through December 31, 1998 (the "Plan Period") and
(ii) a $500.0 million increase in non-system capital expenditures and operating losses over the $1,050.0 million of such expenditures and losses that were contemplated by the 1997 Plan for the Plan Period. The 1998 Plan contemplates that the Company's funding requirements for system and non-system capital expenditures for 1998 will be approximately $1,496.0 million as compared to the approximately $1,452.5 million in funding used for such purposes during 1997. Such actual and contemplated capital expenditures exclude capital expenditures relating to international operations and capitalized interest relating to the Company's domestic and international operations for the respective periods.

     By implementing the 1998 Plan, Nextel expects to further increase the capacity of its Digital Mobile network to accommodate higher future growth in subscribers and higher future system usage levels than previously anticipated, to improve system performance and to continue to expand geographic coverage. Approximately one-half of the increase in system capital expenditures reflected in the 1998 Plan for the Plan Period relates to adding capacity to the Digital Mobile network to accommodate increases in the number of subscribers and higher levels of system usage. Approximately one-quarter of the increase in system capital expenditures is associated with enhancements to produce improvements in system performance, e.g. the construction of additional cell sites and the deployment of additional base radios to produce greater "in building" coverage. The balance of the increase in system capital expenditures arises from various sources, particularly spending for additional switching and dispatch processing capacity associated with higher anticipated system loads as well as systems operations and management software upgrades and enhancements to improve network performance.

     The increase in non-system capital expenditures is largely associated with the acquisition, construction or improvement of business information and back-office systems required to meet billing, customer care and other business management and tracking activities associated with the growth of the customer base and increased system usage. In addition to such system and non-system capital expenditures, a significant amount of the incremental funding requirements under the 1998 Plan is tied to increased working capital needs and opportunistic uses of funds, such as discretionary acquisitions of additional spectrum in privately negotiated transactions or Federal Communications Commission ("FCC") auctions, which in certain instances may be deferred or eliminated if sufficient cash is not available to pursue such uses. The 1998 Plan does not include amounts required to acquire Local Multipoint Distribution Service ("LMDS") licenses in the recently concluded FCC auction, amounts required in 1998 to pursue LMDS or other new business opportunities or other potential transactions or investments that are not part of Nextel's domestic digital and analog SMR wireless communications businesses and assets and related corporate support services, personnel and overhead. See "-- Post-Fiscal Year 1997 Transactions and Developments--LMDS Auction." The incremental funding requirements reflected in the 1998 Plan also result in part from the more accurate cost data and estimates derived from the Company's actual experience during 1997.

     The 1998 Plan focuses on Nextel capturing an increased share of its targeted customer population in markets where its Digital Mobile network is currently operating (or is expected to be placed in operation during 1998). Nextel believes that, assuming the Company successfully develops a sufficient customer base in those markets, it will be positioned to compete effectively against other wireless communications service providers. Although Nextel will continue to focus on the deployment of its Digital Mobile network in additional markets throughout the United States, Nextel will do so selectively and will prioritize its new build opportunities in comparison to the potential commercial returns from enhancing or expanding coverage and increasing capacity.

FISCAL YEAR 1997 TRANSACTIONS AND DEVELOPMENTS

     800 MHz SMR AUCTION: The Company submitted bids totaling approximately $88.8 million representing the highest bids for 475 of the 525 Economic Area ("EA") licenses being awarded by the FCC in the 800 MHz "upper 200 SMR" channel auction, which concluded on December 8, 1997. Although Nextel successfully bid for rights to almost 10 MHz of spectrum in areas covering all 50 states and approximately 98% of the United States' population, the FCC has not yet granted these licenses to Nextel and petitions to deny the grant have been filed. See "-- Regulation." Assuming Nextel is granted the licenses, it can gain full use of them only if the Company relocates certain incumbent licensees to other portions of the 800 MHz band pursuant to established FCC rules or otherwise obtains the agreement of such incumbent licensees to Nextel's use of the relevant frequencies.

     PCI MERGER: Nextel entered into an Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, as amended, with PCI providing for the merger of PCI with a wholly-owned indirect subsidiary of Nextel. PCI had approximately 6,000 800 MHz SMR channels covering a total population of over 27 million people predominantly in the states of Texas, Oklahoma, New Mexico and Arizona. The PCI Transaction closed on November 12, 1997, resulting in the issuance (or reservation for issuance) of a total of approximately 6.2 million shares of Common Stock valued at $169.6 million.

     OCTOBER NOTES ISSUANCE: On October 22, 1997, Nextel completed the sale in a private placement transaction of $1,129.1 million principal amount at maturity of its 9.75% Senior Serial Redeemable Discount Notes due 2007 (such securities issued originally and any securities issued in exchange therefor in the related exchange offer completed January 22, 1998 collectively, the "October Notes"). Nextel received approximately $682.0 million in net cash proceeds from the sale of the October Notes (the "October Notes Proceeds"). Cash interest will not accrue on the October Notes prior to October 31, 2002. The October Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     SEPTEMBER NOTES ISSUANCE: On September 17, 1997, Nextel completed the sale in a private placement transaction of $840.0 million in principal amount at maturity of its 10.65% Senior Redeemable Discount Notes due 2007 (such securities issued originally and any securities issued in exchange therefor in the related exchange offer completed January 14, 1998, collectively, the "September Notes" and together with the October Notes, the "1997 Notes"). Nextel received approximately $486.0 million in net cash proceeds from the sale of the September Notes (the "September Notes Proceeds"). Cash interest will not accrue on the

September Notes prior to September 15, 2002. The September Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     ADDITIONAL CREDIT FACILITIES: On September 4, 1997, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank and vendor financing agreements from approximately $2.0 billion to $2.5 billion. These financing agreements were effectively replaced or terminated on March 13, 1998 in connection with the funding of the Bank Credit Facility (as defined herein). See "Post-Fiscal Year 1997 Transactions and Developments -- New Bank Financing."

     MCCAW INVESTOR OPTION EXERCISE: On July 28, 1997 (the "Option Closing"), the McCaw Investor exercised in full its option (the "First Option") to purchase
15.0 million shares of Common Stock for an aggregate cash purchase price of $232.5 million (the "McCaw Option Proceeds").

     SERIES D PREFERRED STOCK ISSUANCE: On July 21, 1997, Nextel completed the sale in a private placement transaction of 500,000 shares of its 13% Series D Exchangeable Preferred Stock mandatorily redeemable 2009 (the shares of such stock so issued originally, any shares of such stock issued in exchange therefor in the related exchange offer completed December 18, 1997 and any shares of such stock issued as payment in kind dividends thereon, collectively, the "Series D Preferred Stock") with a liquidation preference of $1,000 per share. Nextel received approximately $482.0 million in net cash proceeds from the sale of the Series D Preferred Stock (the "Series D Preferred Stock Proceeds"). Dividends on the Series D Preferred Stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at the sole option of Nextel, in additional shares of Series D Preferred Stock.

     CONSENT SOLICITATION: In June 1997, Nextel obtained the consent from the holders of its five issues of Senior Redeemable Discount Notes outstanding prior to 1997 (the "Old Senior Notes"), to certain amendments to and waivers of certain provisions of the respective related indentures (as amended, the "Old Indentures") pursuant to a consent solicitation (the "Consent Solicitation") at a cost of approximately $67.2 million in cash payments to validly consenting holders. Also, in connection with the Consent Solicitation, Nextel offered shares of Common Stock to validly consenting holders of the Old Senior Notes. Approximately 3.9 million of such shares were subscribed for an aggregate purchase price of approximately $63.7 million (the "Subscription Proceeds").

     ISSUANCE OF NEW OPTION: On March 20, 1997, the Company completed the purchase of an option to acquire 25.0 million shares of Common Stock (the "Comcast Option") from an affiliate of Comcast Corporation, for an aggregate purchase price of $25.0 million. In connection with the agreements relating to the exercise of the First Option, an affiliate of Mr. McCaw purchased, for an aggregate purchase price of $25.0 million, an option, in replacement of the Comcast Option, to purchase 25.0 million shares of Common Stock (the "New Option") of which 15.0 million shares are purchaseable at $16.00 per share and
10.0 million shares are purchaseable at $18.00 per share, in either case at any time through July 28, 1998.

     NEXTEL INTERNATIONAL 1997 FINANCING: In March 1997, Nextel International completed a private placement (the "1997 NI Private Placement") of 951,463 units yielding approximately $500.0 million in gross proceeds. Each unit is comprised of a 10-year senior discount note (the "1997 NI Notes") and a warrant to purchase 0.38748 shares of Nextel International common stock exercisable at a price of $9.99 per share. The 1997 NI Notes have a 13.0% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable any time after March 6, 1998, and expire in March 2007. In connection with the issuance of the 1997 NI Notes, Nextel International agreed to use its best efforts to complete a registered offering, pursuant to the Securities Act of 1933, as amended (the "Securities Act"), to exchange such 1997 NI Notes for substantially identical notes of equivalent value. Such exchange offer was completed on September 6, 1997.

     NEXTEL MEXICO: During 1997, through a series of transactions, the Company, through Nextel International, increased its equity interest in Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico," formerly Corporacion Mobilcom S.A. de C.V.) from 30.1% to 100% for consideration equal to approximately $132.2 million.

     NEXTEL BRAZIL: In January 1997, Nextel acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of analog SMR systems in Brazil, for a purchase price of $186.3 million which was paid with approximately 12.0 million shares of Common Stock, through a merger of WVB with a wholly-owned subsidiary of Nextel. Nextel simultaneously contributed its interest in WVB, which has been renamed McCaw International (Brazil), Ltd. ("Nextel Brazil"), to Nextel International. On September 26, 1997, Nextel S.A. (formerly Airlink S.A.), a subsidiary of Nextel Brazil and the indirect holder of Nextel Brazil's SMR channels and related operating assets in Brazil, acquired
(i) 49% of the capital stock of MCS Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola; (ii) an option to purchase the remaining 51% of the capital stock of MCS; and (iii) certain assets of MCS (collectively the "MCS Transaction"). The MCS option is exercisable for $3.2 million upon receipt of certain necessary approvals from Brazilian regulatory authorities. In connection with the MCS Transaction, Motorola acquired 5% of the outstanding capital stock of Nextel S.A., which effectively diluted Nextel International's ownership in its Brazilian operations to 77%.

POST-FISCAL YEAR 1997 TRANSACTIONS AND DEVELOPMENTS

     NEW BANK FINANCING: Nextel, Nextel Finance Company, a wholly owned subsidiary of Nextel ("NFC"), and certain other subsidiaries of Nextel entered into definitive agreements, which became effective on March 13, 1998, with respect to a secured credit facility arranged by Barclays Capital, Chase Securities, Inc., J.P. Morgan Securities Inc., NationsBanc Montgomery Securities L.L.C. and Toronto-Dominion Securities (USA), Inc. (the "Bank Credit Facility"). The Bank Credit Facility replaces a prior credit facility initially arranged on September 30, 1996, as amended (the "Old Bank Credit Facility"). The credit agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $3.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $1.5 billion in term loans. Concurrently with the effectiveness of the Bank Credit Facility, the Company made and applied borrowings pursuant to certain of the term loans thereunder to repay the indebtedness outstanding under and to terminate its secured credit facility with Motorola and certain other lenders (the "Vendor Credit Facility") and terminated the additional vendor credit facility pursuant to which additional secured borrowings of up to $200.0 million were available from Motorola. Nextel contemplates accessing the Bank Credit Facility to finance investments and acquisitions, to fund capital expenditures and for working capital and general corporate purposes. Borrowings under the Bank Credit Facility are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures (the "Nextel Indentures") relating to the Company's various outstanding issues of senior discount notes (the "Nextel Notes") and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The Nextel Indentures contain provisions that operate to limit the amount of borrowings available under the Bank Credit Facility in certain circumstances. See "-- Risk
Factors -- Nextel to Require Additional Financing" and "-- Forward Looking Statements" and Part II, Item 7, "Management's Discussion and Analysis and Results of Operations."

     The maturity date of the $1.5 billion revolving loan and a $500.0 million portion of the term loans is March 31, 2006. The maturity date of the remaining $1.0 billion portion of the term loans is September 30, 2006. Notwithstanding the foregoing, (i) the maturity of the revolving credit facility and the $500.0 million term loan facility will be accelerated to the date that is six months prior to the earliest maturity date for the then outstanding Old Senior Notes, unless the aggregate principal amount of all the Old Senior Notes is less than $1.0 billion and (ii) the maturity of the $1.0 billion term loan facility, will be accelerated to the date that is three months prior to the earliest maturity date for the then outstanding Old Senior Notes unless the aggregate principal amount of all outstanding Old Senior Notes is less than $1.0 billion. Access to the Bank Credit Facility is required for Nextel to implement the 1998 Plan. See "-- Risk Factors -- Nextel to Require Additional Financing," and "-- Forward Looking Statements" and Part II, Item 7, "Management's Discussion and Analysis and Results of Operations."

     TENDER OFFER AND CONSENT SOLICITATION: On March 3, 1998, Nextel commenced a cash tender offer and related consent solicitation with respect to all of the outstanding 11.5% Senior Redeemable Discount Notes due 2003 and 12.25% Senior Redeemable Discount Notes due 2004 (collectively, the "Targeted Notes"). The tender offer and consent solicitation is scheduled to conclude April 3, 1998. Based on tenders made through March 20, 1998, the Company estimates that the total amount of funds required by the Company to pay the aggregate amount due with respect to the Targeted Notes tendered and all related consents delivered in connection with such tender offer and consent solicitation, assuming that all relevant conditions to the tender offer are satisfied and the Company accepts such tendered Targeted Notes, will be approximately $736.8 million. The Company intends to use a portion of the February Notes Proceeds (as defined below) to make such payments.

     LMDS AUCTION: On February 18, 1998, the FCC commenced an auction of spectrum in the 28 GHz - 31 GHz range, known as LMDS. In connection with its participation in the LMDS auction and potential pursuit of LMDS-related business opportunities, the Company has entered into a joint venture with NextLink Communications, Inc. ("NextLink"). NextLink, a publicly traded company that is controlled by Mr. McCaw, provides local facilities based telecommunications services, with an emphasis on delivering switched services to commercial customers. NextLink files periodic and other reports with the Commission pursuant to the Exchange Act, and additional information concerning NextLink is contained in such Exchange Act reports. The joint venture is being conducted through NextBand Communications, L.L.C. ("NextBand") which participated in the FCC's LMDS spectrum auction. As of the conclusion of the LMDS spectrum auction on March 25, 1998, NextBand had submitted $134.7 million in bids that represented the highest bids with respect to the auction of LMDS spectrum in 42 Basic Trading Areas (as defined herein) covering approximately 96 million people throughout the United States. Under the terms of the joint venture, one half of the bid amount is to be funded by the Company.

     SERIES E PREFERRED STOCK ISSUANCE: On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock mandatorily redeemable 2010 (the shares of such stock so issued originally, any shares of such stock issued in exchange therefor in the Series E Preferred Stock Exchange Offer (as defined herein) and any shares of such stock issued as payment in kind dividends thereon, collectively the "Series E Preferred Stock"), with a liquidation preference of $1,000 per share, generating approximately $727.9 million in net proceeds (the "Series E Preferred Stock Proceeds"). Dividends on the Series E Preferred Stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003, at the sole option of Nextel, in additional shares of Series E Preferred Stock.

     The shares of the Series E Preferred Stock were issued in a private placement transaction, have not been registered with the Commission under the Securities Act and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the Series E Preferred Stock, Nextel agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding Series E Preferred Stock for an equal number of shares of 11.125% Series E Exchangeable Preferred Stock that have been registered pursuant to the Securities Act (the "Series E Preferred Stock Exchange Offer"). In the event that the Series E Preferred Stock Exchange Offer is not consummated prior to specified dates, the dividend accrual rate applicable to the Series E Preferred Stock will increase by specified amounts until the Series E Preferred Stock Exchange Offer is consummated or certain other requirements are met.

     FEBRUARY NOTES ISSUANCE: Concurrent with the sale of the Series E Preferred Stock, on February 11, 1998, Nextel completed the sale of $1,627.0 million principal amount at maturity of its 9.95% Senior Serial Redeemable Discount Notes due 2008 (the "February Notes"). The issue price of the February Notes, which mature on February 15, 2008, was $614.71 per $1,000 principal amount at maturity (generating approximately $975.9 million in net proceeds (the "February Notes Proceeds")) representing a yield to maturity of 9.95% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not accrue on the February Notes prior to February 15, 2003, and will be payable on February 15 and August 15 of each year commencing August 15, 2003, at a rate of 9.95% per annum. The February Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     The February Notes were issued in a private placement transaction and have not been registered with the Commission under the Securities Act and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the February Notes, Nextel has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding February Notes for an equal principal amount at maturity of its 9.95% Senior Redeemable Discount Notes due 2008 that have been registered pursuant to the Securities Act (the "February Notes Exchange Offer"). In the event that the February Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the February Notes will accrue until the February Notes Exchange Offer is consummated or certain other requirements are met.

     NEXTEL INTERNATIONAL JAPAN INVESTMENT: On March 17, 1998, Nextel International purchased a 21% equity interest in J-Com Co., Ltd., a digital SMR provider in Japan ("J-Com") for a purchase price of approximately $0.6 million. Nextel International also provided a shareholder loan of approximately $32.1 million to J-Com. J-Com's licenses cover more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. The remaining equity interests in J-Com are held by Nichimen Corporation, an investment firm (which holds a 25% equity interest), and ORIX Corporation, a leasing firm (which holds a 5% equity interest).

     NEXTEL INTERNATIONAL 1998 NOTES ISSUANCE: On March 12, 1998, Nextel International completed the sale in a private placement transaction of $730.0 million in principal amount at maturity of its 12 1/8% Senior Discount Notes due 2008 (the "1998 NI Notes"). Nextel International received approximately $387.0 million in net proceeds to be used for system and related capital expenditures and other general corporate purposes of Nextel International and its subsidiaries and restricted affiliates.

     The 1998 NI Notes were issued in a private placement transaction and have not been registered with the Commission under the Securities Act and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the 1998 NI Notes, Nextel International has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding 1998 NI Notes for an equal principal amount at maturity of its 12 1/8% Senior Discount Notes due 2008 that have been registered pursuant to the Securities Act (the "1998 NI Notes Exchange Offer"). In the event that the 1998 NI Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the 1998 NI Notes will accrue until the 1998 NI Notes Exchange Offer is consummated or certain other requirements are met.

WIRELESS INDUSTRY OVERVIEW

     DEVELOPMENT OF THE WIRELESS COMMUNICATIONS INDUSTRY. Today's wireless communications industry began in 1970 when the FCC reallocated 115 MHz of radio spectrum in the 800/900 MHz bands from the federal government and UHF television to land mobile service use to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. The FCC allocated initially 40 MHz for cellular service (which were allocated in equal blocks to two cellular operators in each MSA or Rural Statistical Area ("RSA")) and 30 MHz for private radio services, including SMR. The FCC later increased the allocations to 50 MHz for cellular service and 46 MHz for private radio services due to capacity constraints. The remaining 19 MHz were divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with approximately 57.2 million mobile telephone units (consisting of analog cellular, digital cellular and PCS units) in service at December 31, 1997. The first SMR systems became operational in 1974, and SMR units in service had grown to approximately 3.1 million by December 31, 1997 (consisting of both analog SMR units and wide-area digital SMR units). The number of other private radio users is estimated to be approximately
17.0 million as of December 31, 1997.

     SMR AND CELLULAR/PCS TELEPHONY. The cellular telephone industry was created by the FCC as a regulated duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given MSA or RSA. Subsequently, the FCC allocated 120 MHz of spectrum in the 1.8-2.2 GHz band for the provision of PCS, which include mobile wireless communications services similar to those provided over Nextel's Digital Mobile network. The FCC has awarded three 30 MHz and three 10 MHz PCS licenses for this spectrum on either a Major Trading Area ("MTA") or a Basic Trading Area ("BTA") (each as defined in the Rand McNally Commercial Atlas) market definition through a competitive bidding process. Since August 10, 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators, although the amount of spectrum assigned to a single SMR licensee typically is less than that assigned to cellular and PCS licensees. See "-- Regulation." Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including mobile telephone, two-way dispatch, paging and mobile data services.

     In the past, however, SMR operators generally have not been able to provide mobile telephone service competitive with that provided by cellular operators because of various factors affecting SMR system capacity and quality. The primary factors affecting capacity include: the smaller portion of the radio spectrum allocated to SMR, the assignment of SMR frequencies on a non-contiguous basis, regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, thereby further limiting the amount of SMR spectrum available to any particular operator, and traditional SMR technology, which employs analog transmission and a single site, high-power transmitter configuration, thus precluding the use of any given SMR frequency by more than one caller at a time within a given licensed service area. Partially as a result of these capacity constraints, SMR operators traditionally have emphasized two-way dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity.

     The traditional analog SMR market, therefore, has been oriented largely to customers such as contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis, within a limited geographic area. As a result of the foregoing, the broader market of wireless communications users that are primarily interested in mobile telephone service has to date been served only on a limited basis by the traditional analog SMR operators.

NEXTEL'S DIGITAL MOBILE NETWORK

     DIGITAL MOBILE NETWORK SERVICES. The Company is designing and constructing its Digital Mobile network to support a variety of service offerings, including mobile telephone, two-way dispatch, paging and short-messaging services and, in the future, data transmission. The Company's Digital Mobile networks provide customers desiring mobile telephone service with access to features competitive with those offered by current wireless communications services, such as the "hand-off" of calls from one site to another and "in-building" signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way dispatch functions, the Digital Mobile network has been designed to include a signaling or paging capability, which also has been built into each subscriber unit, to enable a customer to receive alphanumeric short-text messages. In addition, the Company's Digital Mobile network has been designed to offer customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding, three way calling and two lines.

     Nextel International's operating subsidiaries and affiliated entities plan to construct and operate digital networks employing iDEN technology in major metropolitan market areas located in Brazil, Mexico, Argentina, Peru and the Philippines. Nextel has entered into interoperability agreements with Clearnet and with Nextel Mexico to provide, among other things, for coordination of customer identification and validation necessary to facilitate cross-border roaming service in North America.

     DIGITAL MOBILE NETWORK TECHNOLOGY. The Digital Mobile network, as currently deployed by the Company, combines the advanced iDEN digital technology developed and designed by Motorola, with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology being deployed by Nextel shares many common components with the Global System for Mobile Communications ("GSM") technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain PCS operators in the United States. The design of the Company's existing and proposed Digital Mobile network currently is premised on dividing a service area into multiple sites. Each site contains a low-power transmitter, receiver and control equipment (the "base station"). The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center (the "switching center"). The switching center controls the automatic hand-off of calls from site to site as a subscriber travels, coordinates calls to and from a subscriber unit and connects calls to the public switched telephone network, in the case of mobile telephone calls. In the case of two-way dispatch, the switching center connects the subscriber initiating the call to the other subscriber (in the case of a private call) or to a number of other subscribers (in the case of a group call) to whom the call is directed in the requested service areas. Northern Telecom, Inc. has supplied the mobile telephone switches for the Digital Mobile network. At December 31, 1997, the Company had 17 operational switches and approximately 4,000 cell sites constructed and in operation in its Digital Mobile network.

     Currently, there are three principal digital technology formats that are being assessed or proposed for deployment or deployed currently by providers of cellular telephone service or by certain PCS providers or licensees in the United States. One such format is Time Division Multiple Access ("TDMA") digital transmission technology, a version of which, known as "three-time slot TDMA," has been and is expected to be deployed by certain cellular operators. The second principal format, known as Code Division Multiple Access ("CDMA") digital transmission technology, has been and is expected to be deployed by certain other cellular and PCS operators. The third principal format, known as GSM-PCS, is an updated, up-banded, PCS-adapted version of the TDMA-based GSM digital technology format. GSM-PCS has been deployed and is expected to be deployed by certain PCS operators.

     Although TDMA, CDMA and GSM-PCS are digital transmission technologies, and thus share certain basic characteristics and areas of contrast to analog transmission technology, TDMA, CDMA and GSM-PCS are not compatible or interchangeable with each other. The Motorola proprietary first generation iDEN technology originally incorporated in Nextel's Digital Mobile network is known as "six-time slot TDMA" and the successor to such first generation iDEN technology, known as "Reconfigured iDEN," is currently being deployed in Nextel's Digital Mobile network. Although each of these versions of Motorola's proprietary iDEN technology is based on the TDMA technology format, each differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States, which differences may have important consequences. Additionally, unlike the three-time slot TDMA technology format being utilized for the mobile telephone function in the Reconfigured iDEN technology platform or the three-time slot TDMA technology format being utilized by certain cellular providers, the first generation iDEN technology, as well as the "six-time slot TDMA" technology utilized for the two-way dispatch function in the Reconfigured iDEN technology platform, can carry up to six voice and/or control paths per channel.

     The implementation of Digital Mobile network design and technology increases significantly the capacity of the Company's existing SMR channels. This increase in capacity is accomplished in two ways. First, each channel is capable of carrying up to six voice and/or control paths by employing the six-time slot TDMA digital technology or up to three voice and/or control paths by employing the three-time slot TDMA digital technology. Each voice is converted into a stream of data bits that are compressed before being transmitted, allowing each of the time-slotted voice and/or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the subscriber unit decodes the voice signal. By using the Reconfigured iDEN technology, the Company achieves an approximate six times improvement in channel utilization capacity for channels used for two-way dispatch service and an approximate three times improvement in channel utilization for channels used for mobile telephone service.

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

     TECHNOLOGY COMMITMENTS. Pursuant to the equipment purchase agreements between Nextel and Motorola first entered into in 1991, as subsequently amended by, among others, the amendment entered into in connection with the Motorola Transaction (the "Prior Equipment Agreement Amendment") and by the Second Equipment Agreement Amendment entered into in connection with the McCaw Transaction (the "Second Equipment Agreement Amendment"), Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets (such equipment purchase agreements, as amended, being referred to herein as the "Equipment Purchase Agreements"). The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile network and all of its Digital Mobile handset equipment for the foreseeable future. See "-- System Construction and Suppliers." The Equipment Purchase Agreements govern Nextel's rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola. Nextel has, among other things, agreed (subject to certain conditions) to purchase and install iDEN system infrastructure equipment during the four-year and six-year periods beginning on August 4, 1994 sufficient to cover 70% and 85%, respectively, of the United States population. In addition, subject to the applicable terms and conditions under the Second Equipment Agreement Amendment, Nextel has agreed to deploy Reconfigured iDEN technology and, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year. Such Nextel system infrastructure equipment purchases are in addition to amounts purchased from Motorola or for which Nextel, OneComm or Dial Page, had placed orders with Motorola prior to August 4, 1994.

     Nextel continuously reviews alternate technologies as they are developed. To date, however, it has not been regarded as necessary or as a commercially feasible strategy to adapt currently available alternative technologies to operate on Nextel's present spectrum position. Having been the high bidder on 475 EA licenses in the recent 800 MHz SMR auction, Nextel has the opportunity to operate on up to an average of 10 MHz of contiguous spectrum in nearly every market in the United States. See "-- Fiscal Year 1997 Transactions and Developments -- 800 MHz SMR Auction." By relocating incumbent operators out of this spectrum, assuming the FCC grants Nextel these licenses, Nextel will have access to contiguous channel blocks, similar to its cellular and PCS competitors. Nextel continues to pursue regulatory initiatives that would provide SMR operators, including Nextel, with additional rights to use contiguous blocks of spectrum. See "-- Regulation." The availability of a significant block of contiguous spectrum would permit the introduction of a broader range of technology options not available on non-contiguous spectrum blocks. However, Nextel's consideration of such alternative technologies, independent of technological feasibility, would likely be materially affected by Nextel's contractual obligations to Motorola regarding domestic deployment and utilization of iDEN technology as well as the additional capital requirement associated with the deployment of an alternative technology. See " -- Risk Factors -- Reliance on One Principal Supplier in Implementation of the Digital Mobile Network."

     SYSTEM CONSTRUCTION AND SUPPLIERS. The first step required to achieve the build-out of the Digital Mobile network in a market is the completion of the radio design plan, which typically takes about four months. This stage involves the selection of specific areas in the market for the placement of base station sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for the initial system to be constructed in a market, depending on the number of sites, typically takes from two to eighteen months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally takes an additional six weeks prior to commencing system operation. Following commencement of system operations in a selected market, the Company expects to add new sites to such system continually in order to improve coverage and capacity. See "-- Forward Looking Statements."

     It is expected that for the next few years of Digital Mobile network operations by Nextel, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber equipment that is compatible with Nextel's Digital Mobile network. The Prior Equipment Agreement Amendment provides for the licensing by Motorola of interfaces relating to infrastructure and subscriber equipment and of additional manufacturers for subscriber equipment. In connection with the Second Equipment Agreement Amendment, Motorola further agreed to negotiate to enter into licenses with at least one alternative manufacturer of iDEN infrastructure equipment. Currently, however, there are no arrangements in effect with any additional manufacturers to supply Nextel with an alternative source for either iDEN system infrastructure or subscriber equipment.

     CONVERSION TO DIGITAL MOBILE NETWORK. In order to activate Digital Mobile network service in a market, the Company must have available a certain number of 800 MHz frequencies that have been cleared of analog SMR traffic in that market ("channel recovery"). Channel recovery may involve transferring 800 MHz customers to 900 MHz channels or other 800 MHz analog SMR channels. Upon launch of commercial service in a market, the Company commences marketing the Digital Mobile network services to potential customers, including certain of its existing SMR analog system customers, and converts 800 MHz frequencies to the Digital Mobile network as such customers migrate ("migration"). The Company has commenced its channel recovery and migration efforts for existing customers in each of the markets in which its Digital Mobile network has been activated. The Company expects that only a portion of its SMR channels in most of its markets will be needed for the initial phase of the Digital Mobile network build-out. Accordingly, the Company expects to have the opportunity to move affected customers off its analog SMR network to the Digital Mobile network gradually to avoid any significant disruption of service to customers. See "--Risk
Factors -- Risks of Implementation of Digital Mobile Network" and "-- Forward Looking Statements."

     MARKETING. Nextel's marketing strategy focuses on targeting business users that Nextel believes will be likely to perceive and appreciate the potential for Nextel's wireless communication service capabilities to increase efficiencies and reduce costs in such users' business activities. Nextel is currently concentrating its sales efforts on a number of distinct occupational groupings of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping and professional service sectors. See "-- Business Strategy."

     Nextel continues to believe that its ability to deliver a full line of mobile communications services in an integrated package using a single, multi-function subscriber unit on its Digital Mobile network significantly differentiates the Company from other providers of wireless communications services. The progress of Nextel's Digital Mobile network services marketing efforts is and will continue to depend upon numerous factors including system performance, subscriber equipment performance and the ability to deliver services that satisfy customer needs and expectations. Nextel reviews its business and marketing plans in consideration of a variety of factors, including perceived opportunities, actual experiences in the marketplace, availability of financial and other resources and overall economic and/or competitive considerations, and may from time to time determine to change, refine or redirect such plans. See "-- Forward Looking Statements."

     COMPETITION. Each of the markets in which the Company's Digital Mobile network operates or will operate is served by multiple other wireless communications service providers. In each of the markets where the Company's Digital Mobile network operates, the Company may compete with the two established cellular licensees in such market and as many as six PCS licensees. A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, subscriber bases and name recognition greater than Nextel. PCS operators will likely compete with Nextel in providing some or all of the services available through the Company's Digital Mobile network. Additionally, the Company expects that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, subscriber bases and name recognition than Nextel, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on the Company's Digital Mobile network. Moreover, cellular and wireline companies have been granted authority to participate in dispatch and SMR services, respectively. Nextel also expects its Digital Mobile network business to face competition from other technologies and services developed and introduced in the future. See "-- Risk Factors -- Success of Nextel is Dependent on its Ability to Compete."

     Pursuant to the Omnibus Appropriations Act of 1997, the FCC reallocated and auctioned 30 MHz of 2.3 GHz spectrum to wireless services in the first quarter of 1997. However, the strict operational and technical limitations the FCC placed on use of the spectrum will likely prohibit the provision of mobile services using current technology. Additionally, the FCC has reallocated 220 MHz of radio spectrum for use by "emerging telecommunications technologies," such as PCS, low-earth orbit satellites and mobile satellite systems. The FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services. Additionally, the FCC recently reallocated 36 MHz of the former analog television channels to commercial services, including broadcasts, fixed and mobile services. Nextel cannot predict how these technologies will develop or what impact, if any, they will have on Nextel's ability to compete for wireless communications services customers.

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

     At December 31, 1997, the Company provided analog SMR service to approximately 583,000 units.

     MANAGEMENT AGREEMENTS. In addition to SMR systems for which it is the licensed owner, the Company manages analog SMR systems licensed to third parties in certain of its markets. The management agreements generally have terms of 15 or 30 years. In many cases, the Company holds an option to acquire managed SMR systems.

     MARKETING. The Company markets its existing analog SMR services primarily to businesses that employ fleets of vehicles requiring two-way radio capability and, to a limited extent, to customers who require both two-way radio and mobile telephone service, such as sales or service managers. The Company's sales efforts are directed to both the 900 MHz and 800 MHz systems. The Company utilizes a direct sales and marketing force as well as independent equipment dealers. Subscriber units sold by the Company's sales force for use on existing analog SMR networks are typically installed and maintained by the Company's service departments. In addition, the service departments are responsible for system maintenance for most of the Company's existing analog SMR networks. The Company's marketing of its analog SMR service may be affected in certain markets by the activation of its Digital Mobile networks in such markets. See
"-- Nextel's Digital Mobile Network."

     COMPETITION. The Company's existing analog SMR operations compete in each market with a number of other operators of traditional analog SMR networks providing service on the 220 MHz, 800 MHz and 900 MHz bands. The Company's analog operations also compete with SMR and private radio operators utilizing other frequencies for the provision of two-way dispatch services, with cellular operators and, in certain markets, with PCS systems operators, that offer services similar to the mobile telephone service now offered on traditional analog SMR networks. At the present time, analog cellular systems are generally believed to offer better quality wireless telephone transmission (at a higher price) than traditional analog SMR operators. On March 7, 1995, the FCC authorized cellular operators to offer two-way dispatch services, which allows cellular operators to offer, upon installation of the necessary infrastructure equipment, a service that may be competitive with analog SMR two-way dispatch service. Additionally, Nextel's analog SMR operations may face competition in the future from other SMR operators utilizing digital technology.

AGREEMENTS WITH SIGNIFICANT STOCKHOLDERS

     MCCAW INTERESTS. Pursuant to the terms of the Securities Purchase Agreement dated as of April 4, 1995, as amended, among Nextel, the McCaw Investor and Mr. McCaw (the "McCaw Securities Purchase

Agreement") and certain other related agreements and documents, (i) the McCaw Investor purchased on April 5, 1995 from Nextel, approximately 1.2 million shares of Common Stock for an aggregate purchase price of approximately $14.9 million; and (ii) the McCaw Investor purchased on July 28, 1995 from Nextel, for an aggregate purchase price of $300.0 million, an aggregate of 8.2 million units consisting of a total of (a) approximately 8.2 million shares of Class A Preferred Stock; (b) 82 shares of Class B Preferred Stock; and (c) options to acquire an aggregate of up to 35.0 million shares of Common Stock at exercise prices ranging from $15.50 to $21.50 per share (15.0 million of which were purchased upon exercise of the First Option on July 28, 1997 and approximately
4.9 million of which were transferred in November 1997). In addition, in connection with the agreements relating to the exercise of the First Option, an affiliate of Mr. McCaw, Option Acquisition, L.L.C. ("Option Acquisition"), purchased the New Option which entitles Option Acquisition to acquire 25.0 million shares of Common Stock of which 15.0 million shares are purchaseable at $16.00 per share and 10.0 million shares are purchaseable at $18.00 per share, in either case at any time through July 28, 1998. See "-- Fiscal Year 1997 Transactions and Developments -- Issuance of New Option." As a result of certain transfers and option exercises, at December 31, 1997 affiliates of Mr. McCaw beneficially owned approximately 7.9 million shares of Class A Preferred Stock convertible into approximately 23.7 million shares of Common Stock, 82 shares of Class B Preferred Stock and options to purchase up to an aggregate of approximately 40.5 million shares of Common Stock at prices ranging from $12.25 to $21.50 per share.

     Additionally, in connection with such equity investments, Nextel, the McCaw Investor and Mr. McCaw reached agreement on a number of matters relating to the ownership, acquisition and disposition of the Class A Preferred Stock and the Class B Preferred Stock, including without limitation, the granting of registration and antidilutive rights to the McCaw Investor and certain affiliates, limitations on investments by the McCaw Investor and its affiliates in excess of approximately 45% of the voting securities of Nextel and certain transfer restrictions applicable to the shares of Nextel capital stock held by the McCaw Investor and certain affiliates (which transfer restrictions, as they relate to shares of Common Stock owned by the McCaw Investor, were largely removed on July 28, 1997, at the closing of the exercise of the First Option). Finally, on July 28, 1995, pursuant to agreements between the McCaw Investor and Motorola entered into in connection with the McCaw Securities Purchase Agreement, the McCaw Investor purchased 4.0 million shares of Common Stock from Motorola and Motorola granted to the McCaw Investor the option to purchase up to an additional 9.0 million shares of Common Stock held by Motorola (2.0 million of which were purchased on September 3, 1997 and approximately 1.6 million of which were transferred in November 1997).

     Pursuant to the McCaw Securities Purchase Agreement, Nextel's Restated Certificate of Incorporation (the "Certificate of Incorporation") and Nextel's By-Laws (the "Nextel By-Laws"), Nextel, the McCaw Investor and Mr. McCaw have established certain arrangements relating to the governance of Nextel associated with such investments, including, without limitation, the rights relating to designation by the McCaw Investor and election of three representatives of the McCaw Investor to the Board of Directors of the Company representing not less than 25% of the Board of Directors. Currently, the McCaw Investor has designated only two directors for election to the Board of Directors.

     Pursuant to the McCaw Securities Purchase Agreement, the Certificate of Incorporation and the Nextel By-Laws, a five-member Operations Committee of the Board of Directors was created, and the McCaw Investor is entitled to have a majority of the members of such Operations Committee selected from among the McCaw Investor's representatives on the Board of Directors.

     The Operations Committee has the authority to formulate key aspects of Nextel's business strategy, including decisions relating to the technology used by Nextel, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the Board of Directors and committees thereof, as well as nomination and oversight of certain executive officers. Currently, both of the McCaw Investor's designees on the Board of Directors also serve as members of the Operations Committee, of which Mr. McCaw is the chairman. The Board of Directors, by a majority vote, may override actions taken or proposed by the Operations Committee, although doing so would give rise to a $25.0 million liquidated damages payment to the McCaw Investor, the commencement of accrual of a 12% dividend payable on the stated value of all outstanding shares of Class A Preferred Stock (an aggregate stated value of approximately $290.5 million) and the immediate vesting of the shares subject to the Incentive Option (as defined below) granted pursuant to the McCaw Incentive Option Agreement (as defined below). However, the Board of Directors, by a defined super-majority vote, retains the power to override actions taken or proposed by the Operations Committee without triggering the obligation to make a liquidated damages payment, or to commence dividend accruals with respect to the Class A Preferred Stock or to accelerate the vesting of the options granted pursuant to the McCaw Incentive Option Agreement. In addition, the Board of Directors also may act to terminate the Operations Committee, although such action by the Board of Directors would, in certain circumstances, result in the obligation to make such a liquidated damages payment and result in the commencement of such dividend accrual and the accelerated vesting of the related options.

     The McCaw Securities Purchase Agreement, the Certificate of Incorporation and the Nextel By-Laws also delineate a number of circumstances, chiefly involving or resulting from certain events with respect to the McCaw Investor or Mr. McCaw, in which the Operations Committee could be terminated but such liquidated damages payment, dividend accrual and vesting of options would not be required.

     The shares of Class A Preferred Stock are redeemable at Nextel's option, and the shares of Class B Preferred Stock are mandatorily convertible, in the event of a change of control of Nextel (as defined in the terms of such preferred stock). Further, the McCaw Investor has agreed that, subject to certain limited exceptions (including certain then existing securities holdings and relationships), until the later of (i) five years after the closing of the McCaw Transaction or (ii) one year after the termination of the Operations Committee, neither the McCaw Investor nor its controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America, unless such opportunities first have been presented to and rejected by Nextel in accordance with the provisions of the McCaw Securities Purchase Agreement.

     Pursuant to an agreement entered into by Nextel and Motorola in connection with the McCaw Securities Purchase Agreement, Motorola has agreed to support the decisions and recommendations of the Operations Committee and to vote the shares of Common Stock held by Motorola accordingly, subject to (i) the right of any Motorola-designated members of the Board of Directors to vote in a manner consistent with their fiduciary duties and (ii) the right of Motorola to vote its shares as it determines necessary with respect to issues that conflict with Motorola's corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of the shares of Common Stock held by Motorola.

     Concurrently with the execution of the McCaw Securities Purchase Agreement, Nextel entered into a Management Support Agreement (the "Support Agreement") with Eagle River, Inc., an affiliate of the McCaw Investor ("Eagle River") pursuant to which Eagle River provides management and consulting services to Nextel, the Board of Directors and the Operations Committee from time to time as requested. In consideration of the services to be provided to Nextel under the Support Agreement, Nextel entered into an Incentive Option Agreement (the "McCaw Incentive Option Agreement") concurrently with the execution of the McCaw Securities Purchase Agreement granting to Eagle River the option to purchase an aggregate of 1.0 million shares of Common Stock at an exercise price of $12.25 per share (the "Incentive Option"). The Incentive Option expires on April 4, 2005, and became exercisable with respect to 400,000 shares on April 4, 1997 and becomes exercisable for an additional 200,000 shares in each of the three years thereafter. On February 10, 1998, Nextel and Eagle River agreed to amend the McCaw Incentive Option Agreement to remove the shares issuable upon exercise of the Incentive Option from registration pursuant to Nextel's previously filed Form S-8 registration statements, confirm the applicability of certain demand and "piggyback" registration rights. Additionally, pursuant to the Support Agreement, the Company agreed to reimburse Eagle River for all out-of-pocket costs, plus up to $200,000 per year for all allocable overhead costs reasonably incurred by Eagle River in connection with the performance of its obligations under the Support Agreement. Payments in the amount of $504,000 were made to Eagle River pursuant to the Support Agreement during fiscal year 1997.

     MOTOROLA. On July 28, 1995, Nextel consummated the Motorola Transaction pursuant to which Nextel effectively acquired all of Motorola's 800 MHz SMR licenses in the continental United States in exchange for 59.5 million shares of common stock (comprised of 41.7 million shares of Common Stock and 17.8 million shares of Nextel's Class B non-voting common stock (the "Non-Voting Common Stock")). Pursuant to the agreement relating to the Motorola Transaction, Motorola currently has the right to nominate two persons for election as members of the Board of Directors; although, to date, Motorola has exercised such right only with respect to one director. Also, in connection with the Motorola Transaction, Nextel entered into an agreement for the purchase of Motorola infrastructure equipment and Motorola agreed to provide additional vendor financing for such equipment purchases. The agreements relating to the Motorola Transaction also include certain provisions concerning Nextel's choice of technology deployment, the licensing of additional equipment manufacturers and the selection of strategic equity investors, as well as transactions involving Motorola Canada Limited ("Motorola Canada") and Clearnet, including the purchase by Nextel of a portion of Motorola Canada's equity interest in Clearnet (which equity interest is currently held by Nextel International) in exchange for 2.5 million shares of Common Stock, which was consummated effective as of October 19, 1994.

     On July 28, 1995, Motorola sold to the McCaw Investor 4.0 million shares of Common Stock at $12.25 per share and granted to the McCaw Investor the option to purchase up to an additional 9.0 million shares of Common Stock over a six-year period. The first tranche of such option (the "Motorola First Tranche") became exercisable for up to 2.0 million shares of Common Stock at $15.50 per share during the 30-day period following the second anniversary of the closing of the Motorola Transaction, and the remaining options will become exercisable for up to an additional 2.0 million shares at $18.50 per share during the 30-day period following the fourth anniversary of the closing of the Motorola Transaction (the "Motorola Second Tranche") and up to 5.0 million shares at $21.50 per share during the 30-day period following the sixth anniversary of the closing of the Motorola Transaction (the "Motorola Third Tranche"). The McCaw Investor exercised the Motorola First Tranche in full and purchased 2.0 million shares of Common Stock from Motorola on September 3, 1997. In the event the Motorola Second Tranche is exercised for only a portion of the shares covered thereby, the number of shares purchasable in the Motorola Third Tranche will be reduced to the percentage of the Motorola Second Tranche actually purchased. In addition, Motorola has granted to the McCaw Investor a right of first offer or a right of first refusal to purchase shares of Common Stock that are owned by Motorola. In November 1997, the McCaw Investor transferred portions of the Motorola Second Tranche and Motorola Third Tranche relating to an aggregate of approximately 1.6 million of the shares subject thereto.

REGULATION

     The licensing, operation, acquisition and sale of Nextel's SMR businesses are regulated by the FCC. SMR regulations have undergone significant changes during the last four years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") and the Telecommunications Act of 1996 ("TCA '96").

     With regard to the licensing of Nextel's Digital Mobile networks, Nextel subsidiaries currently hold site-specific FCC licenses to use SMR radio channels in each of their markets. Unlike the spectrum licenses assigned to other wireless service providers, i.e., cellular and PCS, which are granted on a geographic-area basis (e.g., MTA or MSA), SMR licenses historically were granted on a site-by-site basis, requiring Nextel to obtain numerous licenses to construct and operate its SMR systems. In addition, each of these SMR station licenses generally must be a minimum of 70 miles away from all non-affiliated SMR base stations operating on the same SMR frequencies (referred to as "co-channel protection") and must be constructed and operational within one year of grant or the licenses will cancel automatically.

     Prospectively, 800 MHz SMR licenses will be assigned on a geographic area basis, similar to cellular and PCS licenses. Late last year, the FCC auctioned the upper 200 800 MHz SMR channels in three blocks (20 channels, 60 channels and 120 channels) per EA throughout the U.S. (hereinafter, the "Upper Channel Auction"). These EA licenses will permit the licensee to construct and operate base stations on any authorized channel throughout the licensed geographic area. Significantly, the EA licenses permit system modifications within the service area without prior FCC approval, thus providing the same operational flexibility currently provided cellular and PCS licensees.

     Nextel was the high bidder on 475 of the 525 EA licenses auctioned at the Upper Channel Auction, covering all 50 states. Pursuant to the FCC's auction rules, Nextel has submitted applications for each of the licenses. On January 21, 1998, the FCC released a public notice announcing the acceptance of Nextel's and other bidders' applications. On February 20, 1998, two parties filed petitions to deny all of Nextel's applications. One other party filed a petition to deny Nextel's application for the channel blocks in the New York City EA. Nextel opposed those petitions in filings made on March 4 and March 5, 1998. Each of the three petitioners replied to Nextel's oppositions on March 17, 1998.

     Should the FCC grant Nextel's upper channel EA licenses, Nextel will have the authority to relocate incumbent providers to the lower 800 MHz channels. Relocation of these incumbents will provide Nextel the ability to achieve contiguous blocks of spectrum. Any incumbents that are not relocated must be afforded co-channel protection by Nextel. Pursuant to the FCC's construction rules, Nextel must provide system coverage to one-third of the population of each of its licensed EA within three years and two-thirds of the population of the EA within five years, and Nextel must construct 50% of its licensed channels in at least one location within each EA within three years. Given Nextel's existing constructed analog and digital footprint, these buildout requirements already have been achieved in a substantial number of markets.

     The FCC is expected to commence an auction of the lower 230 800 MHz channels during 1998. Although the channels will be auctioned on an EA basis, the channel blocks will be smaller than those awarded on the Upper Channel Auction, licensing winning bidders on blocks of five or 50 channels. After the auction of the lower 800 MHz channels, incumbents therein will not be subject to relocation, and EA licensees must provide co-channel protection to incumbents, who will be permitted to operate within their assigned interference contours, provided that all affected co-channel incumbent licensees consent. EA licensees on the lower channels must construct systems adequate to cover one-third of the population in their service area within three years of license grant, and two-thirds within five years. Alternatively, EA licensees may show "substantial service" to the geographic area within five years.

     A number of incumbent SMR operators have appealed the FCC's new 800 MHz licensing rules to the United States Court of Appeals for the District of Columbia Circuit, and two parties requested a court-imposed stay of the auction. The Court denied these motions for stay, and the Upper Channel Auction was held as scheduled. While the pending litigation has not had an immediate impact on the 800 MHz auction schedule, the future development of the case and its ultimate outcome may affect any subsequent auctions of 800 MHz SMR spectrum. Additionally, a number of parties are seeking FCC reconsideration of the lower channel auction and service rules.

     In August 1994, when the FCC first began to consider geographic-area licensing for 800 MHz SMRs, all 800 MHz SMR licensing was frozen (i) due to a large backlog of SMR applications and (ii) in an effort to stabilize the 800 MHz SMR landscape to prepare for new geographic-area licensing. In the spring of 1996, the FCC was able to process all of the backlogged applications, resulting in a number of license grants to Nextel. Many of these grants were the subject of petitions for reconsideration, but Nextel has retained a large number of these granted licenses, which will enable further implementation of Nextel's Digital Mobile network. Although the Upper Channel Auction signaled the end of the freeze on these channels, the freeze remains in effect on the lower channels.

     At the same time it suspended all 800 MHz SMR licensing, the FCC established a waiver process whereby parties could obtain new licenses if they could show that their application (i) affects only channels on which the applicant is already permanently licensed and (ii) affects coverage only within the applicant's geographic area. Nextel and other SMR licensees subsequently filed numerous applications pursuant to this waiver process, and have continued to pursue FCC grant of these applications. On October 23, 1996, the Chief of the Wireless Telecommunications Bureau released an order directing the FCC's Licensing Division to process the waiver applications. On February 6 and 7, 1997, Nextel was granted nearly all of its waiver applications. A few of those grants have been challenged by other SMR license applicants, and these grants and challenges are still pending.

     As a Commercial Mobile Radio Services ("CMRS") provider, the Company's use and aggregation of radio spectrum, its technical operation and, in some cases, its relationship with third parties, are regulated by the FCC. For example, the FCC imposes on Nextel and other CMRS operators a 45 MHz CMRS spectrum cap, thus limiting the amount of CMRS spectrum (e.g., cellular, PCS, and SMR) any single provider can hold. No more than 10 MHz of SMR spectrum in the 800 MHz SMR service can be attributed to one entity, however, under existing rules. Cellular licensees and wireline companies have been granted the authority to participate in dispatch and SMR services, respectively.

     The FCC also requires Nextel to permit its services to be resold, to permit manual roaming by users with technically compatible equipment, to provide enhanced 911 services by April 1998, to contribute to federal and state Universal Service Funds (as defined below) and to offer local telephone number portability by as early as mid-1999. Additionally, the FCC is considering the imposition of an automatic roaming obligation on all CMRS providers. The FCC has not thus far imposed a requirement that all CMRS providers provide interconnection to all other CMRS providers, but has stated that it will consider interconnection complaints on a case-by-case basis and that it may consider in the future whether to impose more general interconnection obligations. Each of these existing and potential regulatory obligations could have an impact on Nextel's operations. However, some of the obligations, such as enhanced 911, are coupled with a right to recover the costs of implementation. Nextel is studying the cost of enhanced 911 implementation and working with state and local officials to establish cost recovery mechanisms.

     In its implementation of TCA '96, the FCC recently established new federal universal service mechanisms that will affect CMRS operators. Under the new rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds (the "Universal Service Funds"). The FCC recently denied petitions for reconsideration arguing that CMRS providers are not required to contribute to state universal service programs. A number of parties have challenged the FCC's universal service order and the cases have been consolidated in the United States Court of Appeals for the Fifth Circuit in New Orleans. A judicial determination could result in a change in CMRS carrier support payments required for federal universal service programs. The ultimate resolution of the federal universal service rules could affect CMRS carrier contribution obligations to state universal service programs. At this time, however, many states are moving forward with Universal Service Fund programs, a number of which require contributions, varying greatly from state to state, from CMRS carriers.

     On July 18, 1997, the FCC determined that the National Exchange Carrier Association ("NECA") will be the temporary administrator of the universal service program. All entities potentially contributing to the program were required to file a revenue worksheet with NECA by September 1, 1997. Universal service payment obligations began on January 1, 1998. Under current rules, Nextel will be required to contribute an amount equal to 0.72% of its total revenues and an additional 3.19% of its interstate revenues to the federal Universal Service Fund. At the state level, Nextel currently is contributing to some state funds (e.g. Kansas universal service fund, which currently assesses a fee of 9.89% of gross intrastate revenues, which may increase to up to 14% within the next two years).

     As is true for cellular service and PCS system operators, the interconnection of subscriber units with the public switched telephone network requires Nextel to obtain certain exchange and interexchange services from telephone companies. In June 1996, the FCC adopted a national regulatory framework for implementing the local competition provisions of TCA '96, including adoption of rules delineating interconnection obligations of incumbent local exchange carriers ("LECs"), unbundling requirements for incumbent LECs, network elements, requirements for access to local rights of way, dialing parity and telephone numbering and number portability, and requirements for resale of and nondiscriminatory access to incumbent LEC services. The FCC established a national regulatory framework that sets pricing standards and negotiation and arbitration guidelines. However, the United States Court of Appeals for the Eighth Circuit vacated certain of such standards and guidelines, on the grounds that the FCC lacked the authority to bind state regulators on the matter of local pricing of interconnection. As a result, landline interconnection pricing and other issues where the FCC attempted to set a national framework will be left to state-by-state determinations.

     The Eighth Circuit, however, also determined that the FCC had special authority over CMRS carriers and their interconnection to incumbent LECs. According to the Eighth Circuit decision, national interconnec-tion rules will be maintained for Nextel's CMRS operations. The FCC appealed the Eighth Circuit decision to the Supreme Court, which has set the case for hearing in its October 1998 Term. In response to the Eighth Circuit's initial decision, the FCC released a public notice reminding interested parties that CMRS specific incumbent LEC interconnection rules remain in effect pending further FCC action. The FCC also is considering whether additional action should be taken to further develop CMRS-LEC interconnection rules in light of the Eighth Circuit decision.

     Furthermore, the FCC recently adopted new rules limiting the use of customer proprietary network information by telecommunications carriers, including incumbent LECs, in marketing a broad range of telecommunications services to their customers, and the customers of affiliated companies. These new rules may affect the Company and the way it conducts its business, particularly its ability to compete against incumbent LECs with wireless affiliates. However, the Company does not anticipate that the rules will result in a significant adverse impact on its financial position, results of operation or liquidity.

     Allegations of harmful effects from the use of hand-held cellular phones have prompted new studies concerning the safety of the emissions of electromagnetic energy from hand-held wireless phones. In August 1996, however, the FCC adopted new standards for evaluating the extent to which wireless facilities will expose both employees and the public to radio frequency radiation. At that time, the FCC determined that state and local regulation of radio frequency radiation from facilities used to provide "personal wireless services" is preempted to the extent the facilities comply with the FCC's radio frequency exposure limits. On August 25, 1997, the FCC affirmed the radio frequency exposure limits adopted in 1996. At that time, it also revised a number of rules, including extending the transition period for implementing federal radio frequency emissions guidelines for existing facilities, and expanded the coverage of its radio frequency emissions regulations to include all SMR operators, rather than covering only those operators that offer services comparable to cellular and PCS. In the face of an increase in local siting disputes, the FCC concurrently issued a notice of proposed rulemaking to consider, among other things, the procedure for obtaining relief from state and local regulations pertaining to the placement of facilities, guidelines governing the types of information that a state or local government can request to judge compliance with FCC emissions rules, and the adoption of a presumption that facilities licensed by the FCC comply with the FCC's radio frequency emissions guidelines.

     Nextel also is subject to limitations on foreign government investment as set forth in the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act currently restricts foreign ownership or control over CMRS licenses, which include SMR licenses. The FCC recently decided to consider the opportunities that other nations provide to U.S. companies in their communications industries as a factor in deciding whether to permit higher levels of indirect foreign ownership in companies controlling common carrier and certain other radio licenses. The TCA '96 relaxes these restrictions by eliminating the statutory provisions restricting foreign officers and directors in licensees and their parent corporations. In February 1997, the U.S. government entered into a World Trade Organization ("WTO") agreement with respect to telecommunications. The agreement requires the United States, among other things, to afford "national" treatment to foreign investors of WTO countries seeking indirect ownership of CMRS licenses in the United States. These changes, and the FCC's rules implementing the agreement, will permit additional foreign investment and participation in the United States' wireless marketplace and therefore will enhance competition. The WTO agreement became effective on February 5, 1998. The FCC's rules implementing the WTO became effective on February 9, 1998.

     On October 3, 1997, the FCC released an order establishing uniform rules governing incumbent LEC participation in broadband CMRS within each LEC's landline telephone region. These rules will expire on January 1, 2002 unless extended by the FCC. While the FCC eliminated the requirement in its cellular rules for full structural separation of the incumbent LEC cellular affiliate from the LEC landline affiliate, the FCC adopted a new set of rules designed to address incentives incumbent LECs may have to engage in anticompetitive practices against CMRS providers, such as discriminatory interconnection, cost-shifting and anticompetitive pricing. The FCC also recently released a notice of inquiry on calling party pays ("CPP"), a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make. A calling party pays offering would establish a system similar to that used in European countries. Comments and reply comments were filed in the proceeding, and on February 23, 1998, the Cellular Telecommunications Industry Association ("CTIA") filed a petition at the FCC seeking expedited consideration of CPP rules. Comments and reply comments on CTIA's petition are due May 8, 1998 and June 8, 1998, respectively.

STATE REGULATIONS AND LOCAL APPROVALS

     In OBRA '93, Congress preempted states from regulating rates or entry into CMRS, including SMR. The scope of the allowable level of state regulations of CMRS, however, remains unclear since Congress allowed states to retain jurisdiction over CMRS carriers' "other terms and conditions" of service. OBRA '93 does not identify the "other terms and conditions" of CMRS service that can be regulated by the states, and the resolution of this issue will impact the extent to which SMR providers will be subject to state regulation of CMRS. Some states have eliminated all regulation of CMRS providers, e.g. Virginia, while others, such as Kentucky and Louisiana, continue to require CMRS tariff filings. The siting of base stations also remains subject to state and local jurisdiction although Congress attempted to limit abuses of that authority in adopting
Section 704 of the TCA '96. Petitions seeking clarification of states' siting authority are currently pending at the FCC.

     Future changes in regulation or legislation affecting Digital Mobile network service and the recent allocation of additional CMRS spectrum by Congress and the FCC could materially adversely affect Nextel's business.

EMPLOYEES

     At December 31, 1997, the Company had approximately 6,400 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

RISK FACTORS

     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. Those that the Company regards currently among the most significant are summarized below. See also "-- Forward Looking Statements."

     HISTORY OF AND FUTURE EXPECTATIONS OF LOSSES AND NEGATIVE CASH FLOW. The activities of Nextel since its inception in 1987 have been concentrated on the acquisition and operation of SMR businesses and the development of the Company's Digital Mobile network. Nextel has incurred net losses since its inception, including losses attributable to common stockholders of approximately $1,643.0 million for the year ended December 31, 1997. Nextel had an accumulated deficit totaling approximately $2,749.1 million at December 31, 1997. In addition, Nextel has experienced significant negative net cash flows since its inception. Nextel anticipates that it will continue to experience significant net losses and significant negative net cash flow during the ongoing deployment of its Digital Mobile network over the next several years. Nextel's ability to arrange sufficient equity and/or debt financing or to generate sufficient revenue to cover its operating and capital needs is subject to a number of risks and contingencies. Accordingly, there can be no assurance as to whether or when Nextel's operations will become profitable. See "-- Nextel to Require Additional Financing" and "-- Forward Looking Statements."

     RISKS OF IMPLEMENTATION OF DIGITAL MOBILE NETWORK. The implementation of the Company's Digital Mobile network involves systems design, site procurement, construction, electronics installation, receipt of necessary FCC and other regulatory approvals, channel recovery (freeing a certain number of 800 MHz frequencies from SMR analog traffic) and initial systems optimization prior to commencing commercial service. Each stage can take from several weeks to several months and involves various risks and contingencies, the outcome of which cannot be predicted. There can be no assurance that Nextel will be able to implement its Digital Mobile network (where such network is not already in commercial operation) in any particular market in accordance with its current plans and schedules. See "-- Forward Looking Statements."

     IMPLEMENTATION OF DIGITAL MOBILE NETWORK SUBJECT TO RISKS OF DEVELOPING TECHNOLOGY. As described previously, TDMA, CDMA and GSM-PCS are the three principal digital technology formats that are being assessed or proposed for deployment or have been deployed by providers of cellular telephone service or certain entities that have been awarded PCS licenses to provide wireless communications services in the United States. Although TDMA, CDMA and GSM-PCS are digital transmission technologies, and thus share certain basic characteristics and areas of contrast to analog transmission technology, TDMA, CDMA and GSM-PCS are not compatible or interchangeable with each other.

     Motorola's proprietary Reconfigured iDEN digital technology is currently being deployed in Nextel's Digital Mobile network. Although Reconfigured iDEN is based on the TDMA technology format it differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States, which differences may have important consequences.

     In the future, a digital transmission technology other than TDMA may gain acceptance sufficient to adversely affect the resources devoted by third parties in developing or improving TDMA-based technologies and the market acceptance of TDMA-based technologies such as iDEN. Moreover, currently existing digital cellular technology formats cannot be utilized on Nextel's present SMR spectrum holdings. Accordingly, if any improvements were to be made to such currently existing digital cellular technology formats, the prospect of achievement of parallel improvements in the TDMA-based iDEN technology presently utilized by Nextel is not certain. See "-- Forward Looking Statements."

     Customer acceptance of the services offered by Nextel will be affected by technology-based differences and also by the operational performance and reliability of system transmissions on Nextel's Digital Mobile network. Nextel encountered certain technology and system performance issues with respect to system reliability (the percentage of time the system is operating), system access (how often a user can gain access to the system) and various characteristics affecting voice transmission quality of mobile telephone services utilizing Nextel's Digital Mobile network prior to the second quarter of 1996 in those markets where Nextel's Digital Mobile network had been launched using the first generation iDEN technology. Nextel and Motorola took actions to address system performance issues in general, and voice transmission quality concerns in particular, which the Company believes successfully resolved such issues and concerns. However, similar actions and other measures, most of which can be categorized as systems optimization, are expected to be ongoing activities connected with Nextel's operation of its Digital Mobile network. Moreover, Nextel expects that systems optimization, software loading and planned maintenance activities will be ongoing components of its operation of the Digital Mobile network that will periodically require the scheduled turndown of selected subsystems in Nextel's Digital Mobile network during periods of very low system traffic, typically at night or on weekend days. See "-- Forward Looking Statements."

     Moreover, the satisfactory resolution of certain system performance issues in a particular market or at a particular stage of operation will not necessarily preclude the need to address those issues again, for example, as a result of a significant increase in the number of subscribers using the Digital Mobile network, and future upgrades or modifications to the digital Mobile network may have unexpected adverse effects on performance issues previously addressed and resolved. Each of Motorola and Nextel believes, however, that a large portion of the hardware and software adjustments developed in the course of system development and technology optimization activities to address particular issues, and the resulting system performance improvements realized, should be applicable to similar issues in different markets. Nevertheless, as is often the case in the deployment of wireless communications networks, it should be expected that there will be market-specific characteristics, such as local terrain, topography, the number of licensed frequencies, the utilization of adjacent radio frequencies and other factors, that will require customized optimization activities to address related system performance issues successfully. See "-- Forward Looking Statements."

     Any future inability to address and resolve satisfactorily performance issues that affect customer acceptance of Digital Mobile network service could delay or adversely affect the further successful commercialization of the Digital Mobile network and could adversely affect the business and financial prospects of Nextel. If Nextel for any reason is unable to implement its Digital Mobile network as currently contemplated to be deployed and provide service to its target customers that is competitive with the services of other wireless communications providers, Nextel would be unable, utilizing its analog SMR technology and systems, to provide mobile telephone services comparable to those provided by other cellular and PCS wireless communications services providers or to achieve significant further subscriber growth. See
"-- Forward Looking Statements."

     NEXTEL TO REQUIRE ADDITIONAL FINANCING. Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction and enhancement of its Digital Mobile network, operating expenses relating both to the Digital Mobile network and to its analog SMR business, potential acquisitions (including the acquisition of rights to spectrum through the recently concluded 800 MHz auction, acquisition of LMDS spectrum through the joint venture conducted through NextBand in the recently concluded LMDS spectrum auction and any future auctions of spectrum by the FCC), debt service requirements and other general corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years. During the year ended December 31, 1997, Nextel's average monthly cash utilization rate for investing activities (principally attributable to capital expenditures for the build-out of the Company's Digital Mobile network and acquisitions) was approximately $160.2 million, and its average monthly net cash used in operating activities was approximately $30.2 million. Such average monthly amounts are not necessarily representative of Nextel's anticipated future experience in such areas, but are expected to continue to be at significant levels during 1998 in connection with the implementation of Nextel's 1998 Plan and the related build-out, expansion and enhancement of its Digital Mobile network.

     In connection with the Company's implementation of its 1998 Plan in its domestic markets, Nextel has estimated that the external funding required to meet the cash needs of its domestic business activities during 1998, including principally the purchase or redemption of the remaining Targeted Notes, the funding of anticipated capital expenditures and acquisitions (including the remaining balance due for acquisitions of licenses in the FCC's 800 MHz spectrum auction concluded in December 1997 but excluding amounts to acquire LMDS licenses), and operating losses, will be approximately $2,970.0 million, which includes approximately $1,335.0 million of system infrastructure and other system capital costs relating to Nextel's Digital Mobile network. Such estimates are based in part on the Company's experience in 1997 and on a number of significant assumptions, including assumptions regarding continued subscriber growth and increased demand for the Company's wireless services and enhancements to existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures faced or anticipated by the Company in its domestic markets. Additionally, the 1998 Plan does not include amounts required to acquire LMDS licenses or to pursue LMDS or other new business opportunities or other potential transactions or investments that are not part of Nextel's domestic digital and analog SMR wireless communications businesses and assets and related corporate support services, personnel and overhead. See "-- 1998 Business Plan." The telecommunications industry is rapidly evolving and there can be no assurance that the Company will not experience levels of demand for its services or competitive pressures that differ from those experienced in 1997 and from those assumed in developing the Company's 1998 Plan, which could cause an increase in the Company's need for additional financing. See "-- Forward Looking Statements."

     The Bank Credit Agreement currently provides for up to $3.0 billion in secured financing, subject to the satisfaction or waiver of applicable borrowing conditions which are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the Nextel Indentures. Of such financing, $1.0 billion of term loan financing was drawn as of March 13, 1998. The availability of such financing is subject to Nextel's satisfying certain requirements under the Old Indentures, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the Old Indentures). Based upon the amount of new equity issued, and debt incurred, through March 13, 1998 Nextel estimates that approximately $250.0 million of the amounts available under the Bank Credit Facility cannot be accessed under the Old Indenture requirements (other than to refinance existing debt) until either (i) proceeds of the prior debt incurrences (including the February Notes Proceeds) are applied to refinance notes issued under the Old Indentures (See "Post Fiscal Year 1997 Transactions and Developments -- Tender Offer and Consent Solicitation") or (ii) the Company issues additional equity for cash that would support the incurrence of additional debt. See "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Future Capital Needs and Resources." The Company expects that it will be acquiring more than $250.0 million of Targeted Notes tendered pursuant to the currently pending tender offers therefor. If such Targeted Notes are so acquired, the Company may access the entire $3.0 billion available under the Bank Credit Facility in compliance with the debt incurrence requirements set forth in the Old Indentures.

     Assuming (i) that Nextel secures access to all of the available funds under the Bank Credit Facility and (ii) that the New Option is exercised for cash and Nextel receives the $420.0 million in proceeds from such exercise, Nextel believes that such amounts, coupled with the Company's available cash and cash equivalents, including the proceeds from the financing transactions completed in 1998 that remain after completion of the tender offers for the Targeted Notes, will provide funds that in the aggregate are expected to be more than sufficient to implement the Company's 1998 Plan and meet the other currently anticipated cash needs of the domestic business activities contemplated by the 1998 Plan through the end of 1998 and to fund the Company's share of the purchase price for the LMDS spectrum acquired by NextBand. See "Post-Fiscal Year 1997 Transactions and Developments -- LMDS Auction." Thereafter, Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital Mobile network, to fund operating losses and for other purposes. To the extent the Company's existing financing sources are insufficient to meet such needs, the Company may seek to raise additional capital from public or private equity or debt sources. See "-- Forward Looking Statements."

     The availability of borrowings pursuant to the Bank Credit Facility is subject to certain conditions, and there can be no assurance that such conditions will be met. Moreover, there can be no assurance that the New Option will be exercised for cash, and that Nextel will receive the proceeds therefrom, or that any other outstanding options will be exercised for cash. The Bank Credit Facility, the Nextel Indentures, and the terms of the certificate of designation for the Series E Preferred Stock (the "Series E Certificate") and of the certificate of designation for the Series D Preferred Stock (the "Series D Certificate") contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The Bank Credit Agreement also requires Nextel and its relevant subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage, which may become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile network, the amount and timing of Nextel's capital expenditures and operating losses and the market price of the Common Stock. See "-- Forward Looking Statements."

     Nextel currently is aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but Nextel cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the uncertainty of legal challenges lodged against the 800 MHz SMR auction that was completed on December 8, 1997; (ii) the uncertainty of legal challenges to Nextel's applications for licenses on which Nextel was the high bidder at the 800 MHz auction; (iii) the amounts that will be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks for which Nextel was the high bidder at the 800 MHz auction; (iv) the possibility that Nextel will be able to obtain geographic area licenses on the lower 800 MHz channels through an FCC auction;
(v) the potential commercial opportunities and risks associated with implementation of Nextel's 1998 Plan; and (vi) the net impact on Nextel's capital plan of certain developments currently expected to increase capital needs (e.g., the additional capital needed if Nextel acquires for cash additional spectrum in certain markets to increase the capacity and/or efficiency of Nextel's operating its Digital Mobile network in such markets, the additional capital needed for more extensive construction of the Digital Mobile network in additional market areas acquired or that may be acquired in the future, the additional capital needed to produce more robust coverage in existing and new Nextel Digital Mobile network markets, additional capital required to pursue new telecommunications service offerings or business opportunities (including LMDS spectrum acquisitions), and the expenditures associated with analog SMR station construction requirements under the currently effective

FCC 800 MHz channel licensing approach) that may be offset (whether wholly or partially) by other developments anticipated to (or to have the potential to) reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in the relevant markets, reductions in infrastructure and subscriber unit prices obtained from Motorola including reductions pursuant to the Second Equipment Agreement Amendment and subsequent agreements, alternative and more economical means for increasing system capacity, other than constructing additional cell sites and/or installing additional base radios, such as use of so-called "smart antennas," mini-cells and software-driven and/or system design performance enhancements). Many of the foregoing involve elements wholly or partially beyond Nextel's control or influence. Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). See "-- Forward Looking Statements."

     Nextel has had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. Pursuant to the Motorola Transaction, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent, which may make securing equity investments more difficult. The ability of Nextel to incur additional indebtedness (including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement is and will be limited by the terms of the Nextel Indentures, the Series E Certificate, the Series D Certificate and the Bank Credit Agreement.

     At present, other than the existing equity or debt financing arrangements that have been consummated and/or disclosed herein, Nextel has no commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. Moreover, no assurances can be made that Nextel will be able to obtain any such additional financing in the amounts or at the times such financing may be required, or that, if obtained, any such financing would be on acceptable terms. Nextel also anticipates that it will continue to experience significant operating losses and negative net cash flows during the ongoing build out phase of the Digital Mobile network over the next several years. Accordingly, there can be no assurances as to whether or when the operations of Nextel will become profitable. As a result of Nextel's anticipated continuing losses, the uncertainty regarding the exercise of options and warrants, the total availability of financing under the Bank Credit Facility, and the impact of Reconfigured iDEN and other matters discussed above, there can be no assurance that Nextel will have adequate capital, or will be able to successfully structure acceptable arrangements with third parties, to implement the contemplated expansion and enhancement of its Digital Mobile network. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's acquisition, development and expansion plans and expenditures which could have a material adverse effect on its business, financial condition and prospects. See "-- Forward Looking Statements."

     SUCCESS OF NEXTEL IS DEPENDENT ON ITS ABILITY TO COMPETE. Nextel's success depends on its Digital Mobile network's ability to compete with other wireless communications systems in each relevant market and the Company's ability to successfully market integrated wireless communications services. Nextel is continuing to focus its marketing efforts on attracting customers from its previously identified targeted groups of potential subscribers, chiefly its existing analog SMR subscribers and other business users, including current users of multiple wireless communications services and those new users who may be attracted to the combination of services made possible by its Digital Mobile network. See "-- Nextel's Digital Mobile Network -- Competition" and
"-- Marketing."

     Following implementation of its Digital Mobile network and completion of related system optimization activities, Nextel's Digital Mobile network will compete with established and future wireless communications operators to attract customers to its service in each of the markets in which the Company operates such Digital Mobile network. Nextel's ability to compete effectively with other wireless communications service providers will depend on a number of factors, including the continued satisfactory performance of iDEN technology, the establishment and maintenance of roaming service among the Company's market areas and the further development of cost effective direct and indirect channels of distribution for the Company's Digital Mobile network products and services. Although Nextel has made significant progress in these areas to date, no assurance can be given that such objectives will be completely achieved. Moreover, Nextel must compete with current cellular communications providers and current or potential wireless communication service providers, many of which have financial resources, subscriber bases and name recognition greater than Nextel. See "-- Ability to Manage Growth" and "-- Forward Looking Statements."

     While Nextel believes that the mobile telephone service currently being provided on its Digital Mobile network utilizing the Reconfigured iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in Nextel's market areas, there are (and will in certain cases continue to be) differences between the services provided by Nextel and by cellular and/or PCS system operators and the performance of their respective systems. Nextel currently offers its mobile telephone customers the ability to "roam" among Nextel's existing Digital Mobile network market areas, which currently represent coverage of areas in which approximately 65% of the United States population lives or works. Accordingly, Nextel will not be able to provide roaming service comparable to that currently available from cellular and certain PCS system operators, which have roaming agreements covering each other's markets throughout the United States, unless and until a nationwide Digital Mobile network build-out is substantially completed. In addition, if either PCS or cellular operators provide two-way dispatch services in the future, Nextel's competitive advantage may be impaired.

     Subscriber units on the Company's Digital Mobile network are not compatible with those employed on cellular or PCS systems, and vice versa. This lack of interoperability may impede Nextel's ability to attract cellular or PCS subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Nextel currently markets a multi-function subscriber unit that is (and is likely to remain) significantly more expensive than analog handsets and is (and is likely to remain) somewhat more expensive than digital cellular or PCS handsets that do not incorporate a comparable multi-function capability. Accordingly, the prices expected to be charged to Nextel for the subscriber handsets to be used by Nextel's Digital Mobile network customers will be higher than those charged to operators for analog cellular handsets and may be higher than those charged to operators for digital cellular handsets. However, Nextel believes that its multi-function subscriber units currently are competitively priced compared to multi-function (mobile telephone service and alphanumeric short-text messaging) digital cellular and PCS handsets. During the transition to digital technology, certain participants in the United States cellular industry are offering subscriber units with dual mode (analog and digital) compatibility. Additionally, certain analog cellular system operators that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band (800 MHz cellular/1900 MHz PCS) subscriber units, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. Nextel does not have comparable hybrid subscriber units available to its customers.

     Additionally, there can be no assurances that existing analog SMR customers will be willing to invest in new subscriber equipment necessary to migrate to the Company's Digital Mobile network, nor can there be any assurance that a sufficient number of customers or potential customers of Nextel's Digital Mobile network will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package provided by the Company on its nationwide Digital Mobile network. Over the past several years as the number of wireless communications providers in Nextel's market areas has increased, the prices of such providers' wireless service offerings to customers in those markets have generally been decreasing. The Company may encounter further market pressures to reduce its Digital Mobile network service offering prices to respond to particular short term, market specific situations (such as special introductory pricing packages that may be offered by new providers launching their service in a market) or to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers. Moreover, because many of the cellular operators and certain of the PCS operators in Nextel's markets have substantially greater financial resources than Nextel, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by Nextel and may be able to offer services to customers at prices that are below prices that Nextel is able to offer for comparable services. Thus, Nextel's ability to compete based on the price of its Digital Mobile network subscriber units and service offerings will be limited. Nextel cannot predict the competitive effect that any of these factors, or any combination thereof, will have on Nextel. See "-- Forward Looking Statements."

     Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than
21.5 MHz is available in the 800 MHz band to all SMR systems, including Nextel's systems, in those markets. The control of more spectrum gives cellular operators and such PCS licensees the potential for more system capacity, and, therefore, more subscribers, than SMR operators, including Nextel. Nextel believes that it generally has adequate spectrum to provide the capacity needed on its Digital Mobile network currently and for the reasonably foreseeable future. See
"-- Forward Looking Statements."

     The Company has been increasing over time the proportion of its Digital Mobile network customers that it obtains through its indirect distributor network, and Nextel currently anticipates that it will rely more heavily on indirect distribution channels to achieve greater market penetration for its digital wireless service offerings. As the Company expands its retail subscriber base through increased reliance on indirect distribution channels, and as price competition in the wireless industry intensifies, the average revenue per subscriber unit is expected to decrease and the churn rate is expected to increase. See "-- Forward Looking Statements."

     ABILITY TO MANAGE GROWTH. As a result of the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided and, to a limited extent, acquisitions, the number of subscriber units in service on Nextel's Digital Mobile network has increased substantially over the past several years.

     The ability of Nextel to continue to add increasing numbers of subscribers on its Digital Mobile network is dependent on a variety of factors. Among the more important of such factors is Nextel's ability to successfully plan for additional system capacity in its market areas at levels adequate to accommodate anticipated new subscribers and the related increases in system usage. One important factor influencing system capacity is the amount of spectrum available to Nextel in a particular market area. Although Nextel continues to pursue opportunities to acquire additional SMR spectrum in its market areas, Nextel believes that its present holdings of 800 MHz spectrum are generally adequate for the current and reasonably foreseeable operation of its Digital Mobile network.

     An important factor influencing the ability to increase the number of subscribers is the availability of a sufficient quantity of cell sites, system infrastructure equipment and subscriber units, of the appropriate models and types, to meet the demands and preferences of potential subscribers to the Digital Mobile network. To date, Nextel has been able to secure sufficient cell sites at appropriate locations in its markets to meet planned system coverage and capacity targets, and also has been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola and other suppliers, and adequate volumes and mix of subscriber units and related accessories from Motorola, to meet subscriber and system loading rates. See
"-- Reliance on One Principal Supplier in Implementation of Digital Mobile Network" and "-- Forward Looking Statements."

     Other factors affecting Nextel's ability to successfully add customers on its Digital Mobile network include (i) the adequacy and efficiency of its information systems, business processes and related support functions; (ii) reducing the length of time from customer order to commencement of service (the "activation cycle") on the Digital Mobile network to maintain the activation cycle typically encountered for "off the shelf" cellular and PCS wireless service offerings; and (iii) improving the efficiency and speed of the processes for the Company's customer service and accounts receivable collection functions to adequately respond to the needs of a growing customer base on the Digital Mobile network and the increasing amounts of billed digital service and equipment revenue. Customer reliance on Nextel's customer service functions may increase as more Digital Mobile network customers are added through indirect distribution channels.

     Although the Company has taken steps to refine, improve, and scale-up its back-office and support systems and processes, there can be no assurance that such systems and processes will achieve levels of capacity, or improvements in speed and efficiency, sufficient to meet customer and network growth and demands, or will be able to do so on a timely basis. Any inability of the Company to timely meet Digital Mobile network capacity needs, to have access to suitable cell sites and infrastructure and subscriber equipment in any one or more of its market areas, or to develop when and as required improvements or expansions to its systems and processes adequate to meet desired levels of customer activation and increased levels of usage and demand for wireless services on the Digital Mobile network could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, thereby adversely affecting Nextel's revenues, business and prospects. See
"-- Forward Looking Statements."

     RELIANCE ON ONE PRINCIPAL SUPPLIER IN IMPLEMENTATION OF DIGITAL MOBILE NETWORK. Pursuant to the Equipment Purchase Agreements, between Nextel and Motorola, Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets. Nextel expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile network and handset equipment for the foreseeable future. The Second Equipment Agreement Amendment limits Nextel's ability to deploy a "Switch in Technology" which, under the Second Equipment Agreement Amendment, is defined to mean a decision by Nextel before August 4, 1999 to install and use digital radio frequency technology as an alternative to iDEN on more than 25% of its SMR channels in the 806-824 MHz band in one or more of its top 20 domestic markets, or the utilization by Nextel of any of its SMR channels for voice interconnect on certain United States cellular and/or PCS radio telephony standards. Nextel may not implement such a Switch in Technology unless (1) Nextel determines that the iDEN or Reconfigured iDEN equipment fails to meet certain performance specifications established in the Second Equipment Agreement Amendment, which failure materially adversely affects the commercial viability of the technology to provide reliable services as intended by Motorola and Nextel, and Motorola does not cure such failure within six months after receiving notice thereof, or (2) Nextel or the McCaw Investor offers to acquire the remainder of Motorola's shares of Common Stock at a per share price of at least 110% of the average of the closing prices of the Common Stock over the 30 trading days preceding the public announcement by Nextel of the decision to implement such a Switch in Technology. In either case, if Motorola manufactures (or elects to manufacture) the alternate technology Nextel elects to deploy, Nextel must purchase 50% of its infrastructure requirements and 25% of its subscriber equipment requirements from Motorola for three years, provided such equipment is competitive in price and performance to the equipment utilizing or incorporating such alternate technology then offered by other manufacturers.

     Should Nextel choose to deploy a technology other than iDEN for any of its wireless communications services, Nextel believes that its systems planning and its contractual relationships with Motorola would permit it to utilize a different technology. Due to the considerable present uncertainty surrounding the factors that might affect such a decision, including the additional capital requirements associated with the deployment of an alternative technology, the performance characteristics and customer perceptions of Reconfigured iDEN, or of competing digital technologies and possible future improvements in Reconfigured iDEN technology platform, it is impossible to predict if or when such a decision could be made. See "-- Forward Looking Statements."

     NEXTEL'S PROSPECTS ARE DEPENDENT ON GOVERNMENTAL REGULATION. The licensing, operation, acquisition and sale of Nextel's SMR businesses are regulated by the FCC. FCC regulations have undergone significant changes during the last three years and continue to evolve as new FCC rules and regulations are adopted pursuant to the OBRA '93 and the TCA '96. Nextel's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. Future changes in regulation or legislation affecting Digital Mobile network service and Congress' and the FCC's continued allocation of additional CMRS spectrum could materially adversely affect Nextel's Digital Mobile network business. See "-- Regulation" and "-- Forward Looking Statements."

     NEXTEL SUSCEPTIBLE TO CONTROL BY SIGNIFICANT STOCKHOLDERS. Based on securities ownership information relating to Nextel as of December 31, 1997, and giving effect (on such date) to the conversion of the outstanding shares of Nextel's preferred stock and Non-Voting Common Stock and the exercise in full of

(i) two separate options held by the McCaw Investor exercisable for periods of four and six years, respectively, from July 28, 1995, to acquire an aggregate of up to 15.0 million shares of Common Stock at exercise prices ranging from $18.50 to $21.50 per share, (ii) the Incentive Option held by Eagle River, to purchase an aggregate of 1.0 million shares of Common Stock at an exercise price of $12.25, which vests over a five-year period from April 4, 1995, (iii) the New Option issued to Option Acquisition to acquire 15.0 million shares at $16.00 per share and 10.0 million shares at $18.00 per share on or prior to July 28, 1998,
(iv) the options granted on July 28, 1995 to the McCaw Investor by Motorola to purchase up to approximately 5.4 million shares of Common Stock over a six-year period and (v) a warrant held by Motorola to purchase approximately 2.9 million shares of Common Stock, entities controlled by Mr. McCaw would hold approximately 24.4% and Motorola would hold approximately 15.1% of the Common Stock that would be outstanding as of such date.

     Pursuant to the McCaw Securities Purchase Agreement and certain other related agreements and documents, the McCaw Investor can exert certain influence with respect to significant aspects of the Company's business and strategy. See "-- Agreements with Significant Stockholders -- McCaw Interests." Based upon their respective ownership positions, if the McCaw Investor and Motorola chose to act together, such parties could have a sufficient voting interest in Nextel, among other things, to (1) exert effective control over the approval of amendments to the Certificate of Incorporation, mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote, (2) defeat a takeover attempt and (3) otherwise control whether particular matters are submitted for a vote of the stockholders of Nextel. Although Motorola has made certain commitments as described in "-- Agreements with Significant Stockholders -- McCaw Interests," Nextel is not aware of any current agreements among the McCaw Investor and Motorola with respect to the ownership or voting of Common Stock and neither Motorola nor the McCaw Investor has indicated to Nextel that it has any present intention to seek to exercise such control. Pursuant to the McCaw Securities Purchase Agreement, the McCaw Investor has agreed that it will not vote for any nominee to the Board of Directors other than persons it is entitled to designate under the terms of the securities it owns or of the McCaw Securities Purchase Agreement. Upon request of Nextel, the McCaw Investor has also agreed to cause shares of Common Stock, the voting of which is controlled by it or its affiliates, to be voted in a manner proportionate to the votes of other holders of Common Stock in the election of directors so designated by the Board of Directors.

     Each of the McCaw Investor and Motorola has and (subject to the terms of applicable agreements between such parties and Nextel) may have an investment or interest in entities that provide wireless telecommunications services that could potentially compete with Nextel. Under the McCaw Securities Purchase Agreement, the McCaw Investor, Mr. McCaw and their Controlled Affiliates (as defined in the McCaw Securities Purchase Agreement) may not, for a period of time after consummation of the McCaw Transaction, participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America unless such opportunities have first been presented to and rejected by Nextel in accordance with the provisions of the McCaw Securities Purchase Agreement. Such limitation is subject to certain limited exceptions, including certain existing securities holdings and relationships (and expressly including Mr. McCaw's investment in AT&T Corp. ("AT&T") resulting from AT&T's acquisition of McCaw Cellular Communications, Inc. ("McCaw Cellular") which investment may not exceed 3% of the outstanding stock of AT&T). Such restrictions terminate on the later to occur of July 28, 2000 or one year after the termination of the Operations Committee.

     POTENTIAL CONFLICT OF INTEREST RELATIONSHIP WITH MOTOROLA. Motorola and its affiliates have and currently are engaged in wireless communications businesses, and may in the future engage in additional such businesses, which are or may be competitive with some or all of the services offered by Nextel's Digital Mobile networks, although the Motorola Land Mobile Products Sector ("Motorola LMPS") may not, prior to July 28, 1998, make use (with certain limited exceptions) of the customer lists conveyed by Motorola to ESMR in connection with the Motorola Transaction to solicit subscribers for any 800 MHz SMR commercial mobile voice business owned or managed by Motorola LMPS in the continental United States. Pursuant to the Second Equipment Agreement Amendment, Motorola has agreed that until July 1998, Motorola LMPS will not solicit other iDEN customers and neither Motorola LMPS nor Motorola's credit corporation subsidiary will make any equity investment in, or provide equipment/vendor financing to, certain iDEN customers with respect to purchases of iDEN equipment.

     Although Nextel believes that its equipment purchase and financing relationship with Motorola has been structured to reflect the realities of purchasing and borrowing from a competitor, there can be no assurance that the potential conflict of interest will not adversely affect Nextel in the future. Moreover, Motorola's role as a significant stockholder of Nextel, in addition to its role as a major creditor and supplier, also creates potential conflicts of interest, particularly with regard to significant transactions. See "-- Forward Looking Statements."

     CONCERNS ABOUT MOBILE COMMUNICATIONS HEALTH RISK MAY AFFECT PROSPECTS OF NEXTEL. Allegations have been made, but not proven, that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. The actual or perceived risk of mobile communications devices could adversely affect Nextel through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

     DEPENDENCE ON KEY PERSONNEL. In early 1996, Nextel added a number of key personnel to its senior management team. The Company's business plans and strategies contemplating an accelerated nationwide build-out, expansion and enhancement of its Digital Mobile network and related aggressive advertising and marketing campaigns largely have been developed by, and are expected to be implemented with, the active involvement and participation of many members of the Company's senior management team, including particularly each of Messrs. Akerson, Donahue, Shindler, West, Kelly and Sidman. The loss of the services of any of these individuals could have a material adverse effect on the Company. See "Executive Officers of the Registrant."

     RISKS ASSOCIATED WITH FOREIGN OPERATIONS. Because the Company owns interests in and operates international wireless companies through Nextel International, it is subject to the risks inherent in such foreign operations including: (i) political, economic and social conditions in the foreign countries in which such operations are conducted; (ii) currency risks and exchange controls; (iii) potential inflation in the applicable foreign economies; (iv) the impact of import duties on the cost and/or prices of infrastructure equipment and subscriber handsets; and (v) foreign taxation of earnings and payments received by Nextel International from its operating subsidiaries. Although the risks associated with the foreign operations conducted through Nextel International have not adversely impacted the Company's operating results to date, there can be no assurance that they will not do so in the future, particularly as such operations expand in scope, scale and significance.

FORWARD LOOKING STATEMENTS

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: A number of the matters and subject areas discussed in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1997 that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to the Company's Digital Mobile network performance, the continued successful performance of the Reconfigured iDEN technology being deployed in the Company's various market areas, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's Digital Mobile network business, the Company's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates, growth in levels of accounts receivables being generated by the Digital Mobile network customer base, access to sufficient debt or equity capital to meet Nextel's operating and financing needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports and, with specific reference to risk factors relating to international operations, in Nextel International's reports, filed with the Commission.

ITEM 2.  PROPERTIES

     The Company leases its principal executive and administrative office, which is located at 1505 Farm Credit Drive, in McLean, Virginia, comprising approximately 80,400 square feet, for an initial term of 10 years, expiring August 14, 2006, with two five-year renewal options. The Company also leases for certain administrative operations approximately 110,000 square feet of office space in Denver, Colorado, under a lease expiring in 2004; approximately 95,600 square feet of office space in Norcross, Georgia, under a lease expiring in 2005; approximately 50,000 square feet of office space in McLean, Virginia, under a lease expiring in 2005; and approximately 48,300 square feet in Rutherford, New Jersey, under a lease expiring in 2001. The Company also leases office facilities for sales, maintenance and administrative operations in its markets. There were 155 office leases in effect at December 31, 1997, with terms ranging from 1 to 10 years (not including extensions related to the exercise of renewal options).

     The Company leases antenna sites for the transmission of its radio service which are located, in the case of its analog SMR operations, primarily on either building tops or mountain tops and in the case of its Digital Mobile networks operations, on towers, generally at heights ranging from 150 to 300 feet above the ground. The terms on approximately 97% of the leases range from month-to-month to 20 years. As of December 31, 1997, the Company had approximately 2,500 site leases for its analog SMR business in the United States and approximately 4,000 constructed sites at leased locations in the United States for its Digital Mobile network. The Company also owns properties and transmission towers where management considers it is in the best interest of the Company to do so. See "Item 1. -- Business -- Nextel's Digital Mobile
Network -- System Construction and Suppliers" for a discussion of factors relevant to additional equipment, transmission and antenna sites that will need to be procured and constructed in connection with the implementation of the Company's Digital Mobile network in the designated markets.

ITEM 3.  LEGAL PROCEEDINGS

     On July 10, 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which is being pursued as a class action, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Exchange Act as amended and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, plaintiffs claim that such damages resulted from certain alleged false and misleading statements made by defendants regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile network. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. On July 23, 1997, the United States District Court in the District of New Jersey declined to grant Nextel's motions to dismiss pursuant to Federal Rule of Civil Procedure Rules 12(b)(6) and (9)(b) substantially all of the causes of action alleged in the plaintiff's complaint filed in this lawsuit. Most recently, Nextel filed a motion to deny class certification. A ruling on the motion has not yet been made.

     On September 19, 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice Chairman and former Chairman of the Board, Morgan O'Brien, in the late 1970's and early 1980's prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. On September 13, 1994, the Board of Directors determined that Morgan O'Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter. Nextel has filed counterclaims against Mr. Dascal and has also filed third-party claims against Tel Air Network, Inc. ("Tel Air"), and Knight-Ridder, Inc. ("Knight-Ridder"). The counterclaim against Mr. Dascal has been dismissed and the Company is currently not aware of any other ruling with respect to the third-party claims against Tel Air and Knight-Ridder. Nextel also has moved for summary judgment for dismissal of Mr. Dascal's claims against Nextel and Mr. O'Brien. To date there has been no ruling on that motion. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. A trial date has been set for mid-1998.

     Unless otherwise indicated, the relevant plaintiffs have not specified amounts of damages being sought. Given Nextel's assessment of the claims asserted against it in each such lawsuit, and in other pending or threatened litigation (including litigation incidental to the conduct of its business), Nextel does not believe that such lawsuits, individually or in the aggregate, will have a material adverse effect on Nextel's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the period commencing October 1, 1997 and concluding December 31, 1997, which is the final quarter covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following section provides certain information regarding those persons serving as executive officers of the Company as of March 12, 1998. All of such executive officers were most recently elected to their present officer positions by action of the Board of Directors of Nextel. There is no family relationship between any of the executive officers of the Company, or between any of such officers and any of the Directors of the Company. Officers of the Company are elected to serve until their successors have been elected.

     DANIEL F. AKERSON. (49) Mr. Akerson has served as Chairman of the Board and Chief Executive Officer since joining the Company on March 6, 1996. From 1993 until March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm ("Forstmann Little"). While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including President and Chief Operating Officer. Mr. Akerson serves as a director of American Express Company and America OnLine, Inc.

     MORGAN E. O'BRIEN. (53) Mr. O'Brien has served as a director of the Company since co-founding the Company in 1987. Since March 1996, Mr. O'Brien has served as a Vice Chairman of the Board of Directors. From 1987 to March 5, 1996, Mr. O'Brien served as Chairman of the Board of Directors, and from 1987 to October 16, 1994, Mr. O'Brien also served as General Counsel of the Company. Mr. O'Brien was with the firm of Jones, Day, Reavis & Pogue, an international law firm, from January 1986 to January 1990, during which time he served as partner-in-charge of the firm's telecommunications section from January 1986 until co-founding the Company in 1987. Mr. O'Brien also served as a consultant to Jones, Day, Reavis & Pogue from January 1990 to October 1991. From June 1979 until April 1987, Mr. O'Brien was in private legal practice and represented major SMR operators in proceedings before the FCC. From October 1970 to June 1979, Mr. O'Brien served in a variety of legal and managerial positions with the FCC in the areas of private radio and radio common carrier administration. Mr. O'Brien serves on the Board of Directors of CTIA, a leading wireless communications trade association.

     TIMOTHY M. DONAHUE. (49) Mr. Donahue has served as President of the Company since joining the Company on February 1, 1996 and as a director of the Company since May 1996. On February 29, 1996, Mr. Donahue was elected to the additional position of Chief Operating Officer of the Company. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc. ("AT&T Wireless"), most recently Regional President for the Northeast.

     STEVEN M. SHINDLER. (35) Mr. Shindler joined the Company in May 1996 and serves as Vice President and Chief Financial Officer. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group.

     BARRY WEST. (52) Mr. West joined the Company in March 1996 and serves as Vice President and Chief Technology Officer. Prior thereto, Mr. West served in various senior positions with British Telecom for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

     THOMAS KELLY. (50) Mr. Kelly joined the Company in April 1996 and serves as Vice President of Marketing. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T, Mr. Kelly worked for 12 years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

     ROBERT S. FOOSANER. (55) Mr. Foosaner joined the Company in April 1992 and serves as Vice President and Chief Regulatory Officer. Prior to joining the Company, Mr. Foosaner was a partner at the law firm of Jones, Day, Reavis & Pogue where he most recently served as head of the communications group. Before joining the law firm in November 1986, Mr. Foosaner held various positions at the FCC where he most recently served as Chief, Private Radio Bureau.

     KEITH D. GRINSTEIN. (37) Mr. Grinstein has served as President, Chief Executive Officer and as a director of Nextel International since January 1996. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless. Prior thereto, Mr. Grinstein held a number of positions at McCaw Cellular and its subsidiaries, including Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. Mr. Grinstein is a director of Clearnet.

     THOMAS J. SIDMAN. (43) Mr. Sidman has served as Vice President and General Counsel of the Company since joining the Company on October 17, 1994. From January 1988 to October 1994, Mr. Sidman was a partner of Jones, Day, Reavis & Pogue specializing in corporate and securities law and mergers and acquisitions.

     A.J. LONG. (36) Mr. Long has served as Vice President and Treasurer since joining the Company in June 1996. From June 1994 to June 1996, Mr. Long served as Assistant Treasurer at Sprint Communications, L.P. ("Sprint"). From January 1993 to June 1994, Mr. Long served as Manager of Mergers and Acquisitions at Sprint. From August 1991 to January 1993, Mr. Long served as Manager of Corporate Audit Staff at Sprint.

     WILLIAM G. ARENDT. (40) Mr. Arendt has served as Vice President and Controller since joining the Company in May 1997. From June 1996 until joining the Company, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a PCS company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation. Prior thereto, he was with Ernst & Young LLP for twelve years.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET FOR COMMON STOCK

     Nextel's Common Stock is traded on the Nasdaq Stock Market ("NSM") under the symbol "NXTL." Prior to February 3, 1997, the Common Stock traded under the symbol "CALL." The table below presents high and low closing price information for the Common Stock as reported by the NSM for the periods indicated.

                                                   QUARTERLY COMMON STOCK PRICE RANGES FOR THE
                                                            YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                          1997                    1996
                                                  ---------------------   ---------------------
                 QUARTER ENDED                      HIGH         LOW        HIGH         LOW
                 -------------                    ---------   ---------   ---------   ---------
March 31........................................   $15.750     $12.875     $18.875     $13.500
June 30.........................................    19.188      12.250      23.375      16.750
September 30....................................    29.438      19.688      20.250      14.375
December 31.....................................    31.000      22.500      18.500      12.750

NUMBER OF STOCKHOLDERS OF RECORD

     As of March 27, 1998, the number of stockholders of record of the Company's Common Stock was 3,788. Nextel has authority to issue shares of Non-Voting Common Stock, which are convertible on a share-for-share basis into shares of Common Stock. As of March 27, 1998, there was a single stockholder of record holding all of the 17,830,000 outstanding shares of Non-Voting Common Stock, and a single stockholder of the Company's Class A Preferred Stock and Class B Preferred Stock. The Company's Series D Preferred Stock and Series E Preferred Stock are not listed or traded on any established public trading market and are not convertible into the Company's Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Common Stock, and does not plan to pay dividends on the Common Stock for the foreseeable future. The Nextel Indentures and the Bank Credit Agreement presently prohibit, and are expected to operate so as to continue to prohibit, Nextel from paying dividends. In addition, the collateral security mechanisms and related provisions associated with the Bank Credit Facility limit the amount of cash available to make dividends, loans and cash distributions to Nextel from Nextel's subsidiaries that operate the Digital Mobile network in Nextel's markets. Provisions in the indentures to which Nextel International is a party also place significant restrictions on Nextel's ability to receive cash from Nextel International or any of its subsidiaries. Accordingly, while such restrictions are in place, any profits generated by such subsidiaries will not be available to Nextel for, among other things, payment of dividends.

     The Company anticipates that for the foreseeable future any cash flow generated from its operations will be used to develop and expand the Company's business. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future. Under certain limited circumstances, the Company may be obligated to pay dividends on the Class A Preferred Stock. See Part I, Item 1 "Business -- Agreements with Significant Stockholders -- The McCaw Interests."

RECENT SALES OF UNREGISTERED SECURITIES

     Nextel sold securities that were not registered under the Securities Act in the following transaction during the fourth quarter of 1997: On October 22, 1997, Nextel completed the sale of $1,129.1 million principal amount at maturity of the October Notes pursuant to Rule 144A and Regulation S under the Securities Act to qualified institutional buyers and to persons outside the United States. The issue price of the October Notes, which mature on October 31, 2007, was $619.96 per $1,000 principal amount at maturity, representing a yield to maturity of 9.75% computed on a semi-annual bond equivalent basis from the date of issuance. Nextel received approximately $682.0 million in October Notes Proceeds. Morgan Stanley & Co. Incorporated, Chase Securities, Inc., J.P. Morgan Securities, Inc., NationsBanc Montgomery Securities, Inc., TD Securities (USA) Inc. and Credit Suisse First Boston Corporation acted as placement agents and received approximately $17.5 million in fees in connection with the sale of the October Notes. The foregoing transaction was effected pursuant to the exemption of
Section 4(2) of the Securities Act and Rule 144A and Regulation S thereunder in reliance upon the representations of the purchasers of the October Notes.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual Report (dollar amounts in thousands, except per share amounts).

                                                                          NINE MONTHS    FISCAL YEAR
                                        YEAR ENDED DECEMBER 31,              ENDED          ENDED
                                ---------------------------------------   DECEMBER 31,    MARCH 31,
                                   1997          1996          1995         1994(1)         1994
                                -----------   -----------   -----------   ------------   -----------
INCOME STATEMENT DATA(2):
Revenues......................  $   738,897   $   332,938   $   171,703   $    74,857    $   67,928
Cost of operations............      284,549       247,717       151,718        51,406        28,666
Selling, general and
  administrative expenses.....      865,791       330,256       193,321        85,077        41,107
Expenses related to corporate
  reorganization(3)...........           --            --        17,372            --            --
Depreciation and
  amortization................      526,377       400,831       236,178        94,147        58,398
                                -----------   -----------   -----------   -----------    ----------
     Operating loss...........     (937,820)     (645,866)     (426,886)     (155,773)      (60,243)
Interest (expense), net.......     (378,032)     (206,480)      (89,509)      (41,454)      (18,101)
Other income (expense),
  net(4)(5)...................        6,511       (10,866)      (15,372)           33             3
Income tax (provision)
  benefit.....................     (258,726)      307,192       200,602        71,345        21,437
                                -----------   -----------   -----------   -----------    ----------
Loss before extraordinary
  item........................   (1,568,067)     (556,020)     (331,165)     (125,849)      (56,904)
Extraordinary item............      (45,787)           --            --            --            --
Preferred dividends...........      (29,119)           --            --            --            --
                                -----------   -----------   -----------   -----------    ----------
Loss attributable to common
  stockholders................  $(1,642,973)  $  (556,020)  $  (331,165)  $  (125,849)   $  (56,904)
                                ===========   ===========   ===========   ===========    ==========
Basic and diluted loss per
  share attributable to common
  stockholders:
Loss before extraordinary
  item........................  $     (6.41)  $     (2.50)  $     (2.31)  $     (1.25)   $    (0.73)
Extraordinary item............        (0.18)           --            --            --            --
                                -----------   -----------   -----------   -----------    ----------
                                $     (6.59)  $     (2.50)  $     (2.31)  $     (1.25)   $    (0.73)
                                ===========   ===========   ===========   ===========    ==========
Number of shares used in
  computations(6).............  249,320,000   222,779,000   143,283,000   100,639,000    78,439,000
                                ===========   ===========   ===========   ===========    ==========

                                                       DECEMBER 31,
                                     -------------------------------------------------   MARCH 31,
                                        1997         1996         1995         1994         1994
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents(7).......  $  301,601   $  139,681   $  340,826   $  301,679   $  483,483
Marketable securities(8)...........     131,404        5,012       68,443      172,313      426,113
Current assets.....................     839,597      309,097      504,661      504,248      921,983
Intangible assets, net.............   4,699,746    4,076,300    3,549,622    1,451,780      889,912
Total assets.......................   9,227,801    6,472,439    5,547,256    2,918,985    2,229,832
Long-term debt(9)..................   5,038,250    2,783,041    1,687,829    1,193,096    1,113,268
Redeemable preferred stock(10).....     529,119           --           --           --           --
Stockholders' equity...............   1,912,420    2,808,138    2,945,141    1,268,575      846,304

---------------
 (1) Effective December 31, 1994, Nextel changed its fiscal year end from March 31 to December 31. Accordingly, the income statement data is presented for the transition period from April 1, 1994 to December 31, 1994.

 (2) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Notes to Nextel's consolidated financial statements for a description of acquisitions.

 (3) See Note 2 to the Notes to Nextel's consolidated financial statements.

 (4) Other expense in 1996 primarily reflects equity in the losses of certain foreign investments accounted for under the equity method. See Note 2 to the Notes to Nextel's consolidated financial statements.

 (5) Other expense in 1995 includes a $15.0 million write-down of the investment in Nextel Mexico as a result of the devaluation of the Mexican peso.

 (6) Weighted average number of shares of Common Stock outstanding during the respective periods.

 (7) Includes approximately $159.8 million in cash and cash equivalents held by Nextel International and its subsidiaries as of December 31, 1997, which are not available to fund any of the cash needs of Nextel's domestic Digital Mobile and analog SMR businesses due to restrictions contained in the indenture relating to the 1997 NI Notes.

 (8) Includes approximately $128.6 million in marketable securities held by Nextel International and its subsidiaries as of December 31, 1997, which are not available to fund any of the cash needs of Nextel's domestic Digital Mobile and analog SMR businesses due to restrictions contained in the indenture relating to the 1997 NI Notes.

 (9) Excludes the current portions of long-term debt. See Note 6 to the Notes to Nextel's consolidated financial statements.

(10) See Note 10 to the Notes to Nextel's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of Nextel for the fiscal years ended December 31, 1997, 1996 and 1995, and certain factors that could affect Nextel's prospective financial condition. The results of historical periods may not be indicative of future performance. See Part I, Item 1 "Business -- Risk
Factors -- Forward-Looking Statements."

     The Company's operating revenues primarily arise from its digital and analog wireless communications businesses in the United States, particularly from the provision of mobile telephone and two-way radio services and, to a lesser extent, from sales and maintenance of related equipment. The Company's consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the dates or for the periods indicated therein. To date Nextel International's operations have not had a material impact on the Company's consolidated results of operations, and since March 1997 the funding needs relating to the international operations have been met largely through separate financing arrangements entered into by Nextel International and its operating subsidiaries and affiliates. Accordingly, except as noted above and as otherwise expressly indicated herein, the description of the Company's financial condition and results of operations herein refers to the Company's United States operations. More detailed information relating to Nextel International's financial condition and results of operations may be found in the periodic and other reports filed by Nextel International with the Commission pursuant to the Exchange Act.

     The Company expects to continue to experience negative operating margins while it is developing, building-out, enhancing and expanding its Digital Mobile network and implementing related commercialization activities. In particular, as additional markets are added to the Company's Digital Mobile network, the Company expects to incur increased costs such as site rentals, telecommunications expenses, systems and other capital expenses and license or business acquisition costs. Selling, general and administrative expenses are also expected to increase with the continuation and expansion of aggressive national and regional marketing campaigns, increased sales and marketing and network support staffing and continuing customer subsidies in connection with the sale and installation of digital subscriber units in the United States.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Service revenue for the year ended December 31, 1997 increased 139% primarily attributable to the 323% increase in digital subscriber units in service from approximately 300,300 at December 31, 1996 to approximately 1,270,700 at December 31, 1997. Service revenue did not keep pace with the rate of increase in digital subscriber units primarily because approximately two-thirds of the new customers were added in the last half of 1997. The increase in service revenue reflects the commencement of Digital Mobile network service in certain markets and increased sales in markets in which Digital Mobile network services are provided. Key factors contributing to the Company's customer growth include increased sales force and marketing staff, increased distribution channels, expanded network capacity, declining prices for equipment, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. Additionally, average monthly revenue per digital unit increased from approximately $54.00 to approximately $66.00 for the years ended December 31, 1996 and 1997, respectively. As the Company expands its retail subscriber base through increased reliance on indirect distribution channels, and as price competition in the wireless industry intensifies, the average revenue per subscriber unit is expected to decrease.

     The average churn rate for the Digital Mobile network operations has increased from less than 1% per month for the year ended December 31, 1996 to less than 1.3% per month for the year ended December 31, 1997. During the fourth quarter of 1997, the average monthly churn rate was approximately 1.4%. Such average monthly churn rate is expected to increase during 1998.

     Total analog equipment sales and maintenance revenue for the year ended December 31, 1997 decreased 25% primarily attributable to the decrease in analog SMR subscriber units in service in the Company's United States markets to approximately 583,000 at December 31, 1997. The decrease in analog SMR unit sales and the decrease in analog SMR subscriber units in service in the Company's United States markets is a result of the Company's focus on digital unit sales, the declining competitiveness of analog SMR services and related subscriber equipment utilizing analog technology, the recapture by the Company of its analog SMR frequencies for use in the operation of its Digital Mobile network and the related migration of analog subscriber units to the Digital Mobile network.

     Cost of service revenue for the year ended December 31, 1997 increased 22% primarily resulting from an increase in cell sites activated in 1997 as well as an increase in airtime usage and an increase in digital subscriber units in service. Service costs as a percentage of service revenue have decreased from 74% for the year ended December 31, 1996 to 38% for the year ended December 31, 1997, primarily as a result of economies of scale achieved due to the increase in digital subscriber units in service.

     Selling, general and administrative expenses for the year ended December 31, 1997 increased 162%, primarily related to increased staffing and other back-office and customer care activities supporting the accelerated growth in the Company's implementation and operation of the Digital Mobile network. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns to increase awareness of Nextel's products and services associated with the full-scale commercial launch of the Digital Mobile network incorporating the Reconfigured iDEN technology beginning in March 1997. Selling and marketing expenses are expected to increase as the Company continues to expand its presence in existing markets and expands the geographic coverage of its Digital Mobile network. The Company includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile network. The loss on Digital Mobile subscriber equipment sales for the year ended December 31, 1997 increased by 493%, primarily reflecting the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and related digital accessories and the expenses associated with programs designed to stimulate the orderly migration of customers from the Company's traditional analog SMR systems to its new Digital Mobile network systems. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital equipment sales as the Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

     The Company recognized an aggregate of approximately $55.6 million and $32.5 million, respectively, in bad debt expense for the year and the quarter ended December 31, 1997. Bad debt expense as a percentage of total revenues, including digital equipment revenues, increased to 5.6% in 1997 from 1.2% in 1996. The amount of bad debt expense recognized by the Company during 1997 was significantly higher compared to 1996 as a result of a number of factors, including principally delays in the billing of amounts due on purchases of digital network subscriber equipment and the inability of the Company's billing and collection systems, processes and personnel to fully keep pace with the rapid growth of the Company's customer base and Digital Mobile network utilization. As a result, the Company instituted a more comprehensive and aggressive program for the collection of past due receivables in the latter part of 1997 and increased its bad debt reserve, which contributed to the increased bad debt expense. Nextel believes that it is pursuing appropriate activities and already has taken a number of measures that it expects to result in the gradual improvement of its billing and accounts receivable collection effectiveness in 1998. Nextel does not anticipate that the percentage of bad debt expense as compared to total revenues will increase in 1998, although with the anticipated growth of revenues, the absolute dollar amount of such expenses may increase. Accordingly, the amount of bad debt expense recognized by the Company during 1997 should not be viewed as indicative of either the amount or level of bad debt expense that the Company may recognize in future periods. See Part I, Item 1 "Business -- Forward Looking Statements".

     Effective October 1, 1997, the Company changed the estimated useful lives of certain intangible assets including FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. The change in the estimated useful lives of these intangible assets had the effect of decreasing amortization expense by approximately $27.7 million for the quarter and the year ended

December 31, 1997. Depreciation and amortization for the year ended December 31, 1997 increased 31%, net of the effect of the change in useful lives of certain intangible assets, reflecting the effect of the activation of additional cell sites and switches, the expansion of the existing Digital Mobile network and the effect of certain asset and license acquisitions during 1997. System assets relating to the development of the Digital Mobile network represent the largest portion of capital expenditures during the year ended December 31, 1997. Depreciation of such assets begins upon commencement of commercial service. The Company anticipates that depreciation and amortization expense will continue to increase as the Company acquires additional FCC licenses and as the Company constructs additional cell sites and switching facilities to expand the Digital Mobile network.

     Interest expense for the year ended December 31, 1997 increased 79%, reflecting higher debt balances primarily attributable to additional borrowings under the Company's secured credit facilities. Interest expense also increased during 1997 as a result of the issuance of the 1997 NI Notes and the 1997 Notes.

     Interest income for the year ended December 31, 1997 increased 42%, reflecting higher average cash balances available for investment during the year ended December 31, 1997 as compared to the prior year, primarily as a result of the capital raised from the 1997 NI Notes and the proceeds received from the issuance of the Series D Preferred Stock and the 1997 Notes.

     Other income for the year ended December 31, 1997 was $6.5 million, primarily reflecting a $10.6 million gain on the disposal of certain assets, foreign currency transaction gains of $6.0 million and minority interest attributable to losses of certain foreign investments that are consolidated of $2.1 million offset by $13.1 million of equity in the net losses of certain foreign investments accounted for under the equity method.

     The Company recorded an income tax provision of $258.7 million in 1997, compared to a benefit of $307.2 million in 1996. The effective tax rate for 1997 was 19.1%, compared with the 1996 effective tax rate of 35.6%. The 1997 results were unfavorably impacted as a result of an increase in the Company's valuation allowance related to net operating losses ("NOLs"). A significant portion of the Company's deferred tax liabilities will reverse after current NOLs expire. After considering this and other factors, including the change in useful lives of certain intangible assets and recent operating results, the Company has increased its valuation allowance in 1997 by $767.5 million. Of this amount, approximately $384.1 million was recorded as a charge in the fourth quarter of 1997. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for NOLs to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. This change is not expected to have an impact on the Company's ability to utilize its NOLs for income tax purposes.

     During the fourth quarter of 1997, the Company purchased $166.2 million book value of its 11.5% Senior Redeemable Discount Notes due 2003 and $81.8 million book value of its 12.25% Senior Redeemable Discount Notes due 2004 at a cost in excess of related carrying amounts. Accordingly, the Company recorded an extraordinary loss of approximately $45.8 million related to the early retirement of debt. The extraordinary loss represented the difference between the purchase price and the book value of such Targeted Notes on the date of purchase plus unamortized debt issuance costs.

     YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Total revenues for the year ended December 31, 1996, increased 94% to $332.9 million, compared to $171.7 million for the year ended December 31, 1995. Service revenue increased 119% to $297.5 million. The increase in service revenue was principally a result of a modest increase in subscriber units in service attributable to the completion of the Dial Page Transaction, the commencement of Digital Mobile network service in certain markets during 1996 and the increased units in service in markets that commenced Digital Mobile network service in 1994 and 1995.

     The increase in the total number of digital subscriber units in service as of December 31, 1996, was approximately 215,300 units, to approximately 300,300 units as compared to the approximately 85,000 digital subscriber units in service as of December 31, 1995, primarily reflecting continued expansion of the Company's Digital Mobile network.

     The average churn rate for the Digital Mobile network operations was less than 1% per month for the year ended December 31, 1996. There was insufficient history of customer activity on the Digital Mobile network to derive a meaningful churn rate for the year ended December 31, 1995.

     Cost of service revenue for the year ended December 31, 1996, increased 79% to $221.4 million, compared to $123.5 million for the year ended December 31, 1995, primarily as a result of a modest increase in subscriber units in service attributable to the completion of the Dial Page Transaction, the commencement of Digital Mobile network service in certain markets during 1996 and the increased units in service in markets that commenced Digital Mobile network service in 1994 and 1995. The direct costs associated with the Company's Digital Mobile network, such as site rental and telephone expenses, will continue to increase as additional Digital Mobile network markets are placed into service.

     Selling, general and administrative expenses for the year ended December 31, 1996, increased 71% to $330.3 million, compared to $193.3 million for the year ended December 31, 1995. The increase is primarily related to the increased staffing and other activities to support the implementation and operation of the Company's Digital Mobile network. Selling expenses increased also due to the rollout of aggressive marketing campaigns associated with the full-scale commercial launch of the Company's Digital Mobile network incorporating the Reconfigured iDEN technology in certain markets in late 1996. Selling, general and administrative expenses include a loss on Digital Mobile subscriber equipment sales of $25.4 million in 1996, compared to a loss of $13.8 million in 1995, reflecting the continued effect of customer subsidies or discounts on increased sales of Digital Mobile subscriber units during 1996 as compared to 1995 and the effect of migrating customers from traditional analog SMR systems to the Company's Digital Mobile network.

     Expenses related to the corporate reorganization for the year ended December 31, 1995 reflect estimates of employee and facility related costs resulting from the consolidation, resizing and relocation of the Company's headquarters and customer care operations in connection with certain business combinations consummated in 1995 (see note 2 to the Company's audited consolidated financial statements). No such costs were recorded during the year ended December 31, 1996.

     Depreciation and amortization for the year ended December 31, 1996, increased 70% to $400.8 million, compared to $236.2 million for the year ended December 31, 1995, reflecting the effect of the Motorola, OneComm, AMS and Dial Page Transactions (the "Acquisitions") and the activation of the Company's Digital Mobile network in additional market areas. System assets relating to the development of the Company's Digital Mobile network represent the largest portion of capital expenditures during the period. Depreciation and amortization of such assets begins upon commencement of commercial service in each market.

     Interest income for the year ended December 31, 1996, decreased 18% to $21.0 million, compared to $25.5 million for the year ended December 31, 1995. The decrease relates to the utilization of cash for the development and implementation of the Company's Digital Mobile network and to fund operating activities.

     Interest expense for the year ended December 31, 1996, increased 98% to $227.5 million, compared to $115.0 million from the year ended December 31, 1995, reflecting principally increased interest expense attributable to the assumption of OneComm's Senior Redeemable Discount Notes due 2004 and the Dial Call Senior Redeemable Discount Notes due 2004 and 2005 in the Acquisitions and interest expense attributable to increased borrowings under the Company's secured credit facilities to fund capital expenditures, acquisitions and operations.

     Other expenses for the year ended December 31, 1996, were $10.9 million, primarily reflecting equity in the losses of certain foreign investments accounted for under the equity method.

     The income tax benefit for the year ended December 31, 1996, was $307.2 million as compared to $200.6 million for the year ended December 31, 1995. These benefits resulted from the utilization of net operating losses against deferred tax liabilities. The effective tax rate for 1996 of 35.6% decreased from 37.7% in 1995 as a result of a decrease in the utilization of state net operating losses for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Nextel had net losses attributable to common stockholders of $1,643.0 million and $556.0 million for the fiscal years ended December 31, 1997 and 1996, respectively. Total expenses associated with developing and operating the Company's Digital Mobile network have more than offset digital service revenues and the operating earnings of the analog SMR operations, and are expected to continue to offset such digital service revenues and analog SMR operating earnings for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and the incurrence of debt, to fund operations, acquisitions, capital expenditures and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments and externally generated funds from debt and equity sources (as discussed below), to cover future needs, including the design, implementation and operation of its Digital Mobile network.

     Since December 31, 1996, working capital has increased by $137.3 million to $70.7 million as of December 31, 1997. The increase in working capital is primarily a result of the receipt of the net cash proceeds of the 1997 NI Notes, and the Series D Preferred Stock and the 1997 Notes remaining after the application of a portion thereof to reduce outstanding borrowings under the Company's secured credit facilities and to repurchase a portion of the Targeted Notes during 1997. Proceeds of the 1997 NI Notes were primarily used to finance international activities. The Company's construction and operation of its domestic Digital Mobile network have been and continue to be principally financed by incurring long-term debt.

     CASH FLOWS. Net cash used in operating activities for the year ended December 31, 1997, increased by $157.8 million as compared to net cash used in operating activities for the year ended December 31, 1996. Operating cash flows were impacted by increased sales, advertising and marketing expenses related to the full-scale commercial launch of the Digital Mobile network in March 1997, as well as increased costs associated with back office and customer care activities necessary to support the Company's accelerated growth plans.

     Net cash used in investing activities was $2,048.4 million for the year ended December 31, 1997. Cash used in investing activities during 1997 related principally to (i) capital expenditures of $1,597.4 million for the build-out of the Digital Mobile network, (including $101.9 million of capital expenditures made by Nextel International in its international operations), (ii) $265.1 million of net cash used to acquire businesses and additional spectrum, (iii) $126.4 million in net cash used to purchase marketable securities during the period and (iv) $59.5 million in cash paid for investments in and advances to certain foreign affiliates.

     Net cash provided by financing activities during the year ended December 31, 1997 of $2,572.8 million consisted primarily of gross proceeds of $2.2 billion from the issuance of the 1997 NI Notes, the 1997 Notes and the Series D Preferred Stock, offset in part by approximately $75.4 million in deferred financing cost payments ($67.2 million of deferred financing costs relating to the consent solicitation were offset in part by the approximately $63.7 million in proceeds received from the offering of common stock to validly consenting holders) as well as the use of approximately $283.3 million of such October Notes Proceeds to purchase a portion of the Targeted Notes. Other sources of cash provided by financing activities include $481.3 million from the net borrowings under the Company's secured credit facilities, as well as the receipt of approximately $281.9 million in proceeds from stock issuances and option exercises. The resulting increase in cash and cash equivalents from December 31, 1996, was $161.9 million, to a balance of $301.6 million at December 31, 1997.

FUTURE CAPITAL NEEDS AND RESOURCES

     Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction and enhancement of its domestic Digital Mobile network, operating expenses relating both to such Digital Mobile network and to its domestic analog SMR business, potential acquisitions (including the acquisition of rights to spectrum through the recently concluded 800 MHz auction, acquisition of LMDS spectrum through the joint venture conducted through NextBand in the recently concluded LMDS spectrum auction and any future auctions of spectrum by the FCC), debt service requirements and other general corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years.

     In connection with the Company's implementation of its 1998 Plan in its domestic markets, Nextel has estimated that the external funding required to meet the cash needs of its domestic business activities during 1998, including principally the purchase or redemption of the remaining Targeted Notes, the funding of anticipated capital expenditures and acquisitions (including the remaining balance due for acquisitions of licenses in the FCC's 800 MHz spectrum auction concluded in December 1997, but excluding amounts to acquire LMDS licenses) and operating losses, will be approximately $2,970.0 million, which includes approximately $1,335.0 million of system infrastructure and other system capital costs relating to Nextel's Digital Mobile network expected to be incurred during 1998. Such estimates are based in part on the Company's experience in 1997 and on a number of significant assumptions, including assumptions regarding continued subscriber growth and increased demand for the Company's wireless services and enhancements to existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures faced or anticipated by the Company in its domestic markets. Additionally, the 1998 Plan does not include amounts required to acquire LMDS licenses or to pursue LMDS or other new business opportunities or other potential transactions or investments that are not part of Nextel's domestic digital and analog SMR wireless communications businesses and assets and related corporate support services, personnel and overhead. See Part I, Item 1 "Business -- 1998 Business Plan." The telecommunications industry is rapidly evolving and there can be no assurance that the Company will not experience levels of demand for its services or competitive pressures that differ from those experienced in 1997 and from those assumed in developing the Company's 1998 Plan, which could cause an increase in the Company's need for additional financing. See Part I, Item 1 "Business -- Forward Looking Statements."

     The Bank Credit Agreement currently provides for up to $3.0 billion in secured financing, subject to the satisfaction or waiver of applicable borrowing conditions. Of such financing, $1.0 billion of term loan financing was drawn as of March 13, 1998. The availability of such financing is subject to Nextel's satisfying certain requirements under the Old Indentures, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the Old Indentures). Based upon the amount of new equity issued, and debt incurred, through March 13, 1998 Nextel estimates that approximately $250.0 million of the amounts available under the Bank Credit Facility cannot be accessed under the Old Indenture requirements (other than to refinance existing debt) until either
(i) proceeds of the prior debt incurrences (including the February Notes Proceeds) are applied to refinance notes issued under the Old Indentures (See
Part I, Item 1 "Business -- Post Fiscal Year 1997 Transactions and
Developments -- Tender Offer and Consent Solicitation") or (ii) the Company issues additional equity for cash that would support the incurrence of additional debt. The Company expects that it will be acquiring more than $250.0 million of Targeted Notes tendered pursuant to the currently pending tender offers therefor. If such Targeted Notes are so acquired, the Company may access the entire $3.0 billion available under the Bank Credit Facility in compliance with the debt incurrence requirements set forth in the Old Indentures.

     Assuming (i) that Nextel secures access to all of the available funds under the Bank Credit Facility, and (ii) that the New Option is exercised for cash and Nextel receives the $420.0 million in New Option Proceeds from such exercise, the Company believes that such amounts, coupled with the Company's available cash and cash equivalents, including proceeds from the financing transactions completed in 1998 that remain after completion of the tender offers for the Targeted Notes, will provide funds that in the aggregate are expected to be more than sufficient to implement the Company's 1998 Plan and meet the other currently anticipated cash needs of the domestic business activities contemplated by the 1998 Plan through the end of 1998 not including capital required to pursue new telecommunications service offerings or business offerings (including LMDS spectrum acquisitions). Thereafter, Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital Mobile network, to fund operating losses and for other purposes. To the extent the Company's existing financing sources are insufficient to meet such needs, the Company may seek to raise additional capital from public or private equity or debt sources. See Part I, Item 1 "Business -- Forward Looking Statements."

     The availability of borrowings pursuant to the Bank Credit Facility is subject to certain conditions, and there can be no assurance that such conditions will be met. Moreover, there can be no assurance that the New Option will be exercised for cash and that Nextel will receive the proceeds therefrom, or that any other outstanding options will be exercised for cash. The Bank Credit Facility, the Nextel Indentures, and the terms of the Series E Certificate and of the Series D Certificate contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The Bank Credit Agreement also requires Nextel and its relevant subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage which may become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile network, the amount and timing of Nextel's capital expenditures and operating losses and the market price of the Common Stock. See Part I, Item 1 "Business -- Forward Looking Statements."

EFFECT OF INFLATION

     Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time the Company may experience price changes in connection with the purchase of certain system infrastructure and subscriber equipment that are based, in part, on relative changes in pricing indices that are affected by inflationary pressures. The Company does not currently believe that any of such price changes will be material to the Company's business.

YEAR 2000 COMPLIANCE

     As is the case with most other businesses using computers in their operations, the Company is in the process of evaluating and addressing Year 2000 compliance of its computer systems. Such Year 2000 compliance efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company is currently evaluating its computer systems and software to determine whether they will function properly with respect to dates in the year 2000 and thereafter. This process involves assessing overall Year 2000 risk and modifying or replacing certain hardware and software maintained by the Company, as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy certain Year 2000 compliance issues of their own. Based on its evaluation of such systems and software to date, the Company does not believe that risks associated with the Year 2000 issues, as they relate to the Company's computer systems and software, will have a material adverse effect on its financial condition or results of operations. However, the Company cannot independently assess the impact of Year 2000 risks, issues and compliance activities and programs involving operators of public switch telecommunications networks ("PSTNs") or other (such as electric utility) service providers. The Company therefore must rely on PSTN and utility providers' estimates of their own Year 2000 risks, issues and the status of their related compliance activities and programs in the Company's own risk assessment process. Because the Company's systems will be interconnected with PSTNs and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a material adverse effect on the Company's operations.

     The total cost to the Company of its own Year 2000 assessment, compliance and verification activities has not been and, based on its evaluation to date, is not anticipated to be material to the Company's financial position or results of operations in any given year.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes standards for reporting and display of comprehensive income and is effective for fiscal years beginning after December 15,

1997. Components of comprehensive income include items such as net income and changes in fair market value of available-for-sale securities and foreign currency translation adjustments.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), that changes the standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial reports. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

     Both SFAS 130 and SFAS 131 require additional disclosure, but are not expected to result in a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nextel uses mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements to partially hedge interest rate exposure associated with both on-balance sheet financial instruments and anticipated debt transactions. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

     Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities which are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian Real, expose the Company to foreign currency exchange rate risk. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited as the terms of the senior discount notes and bank and vendor credit facilities do not require principal payments until after 1999. Accordingly, as of December 31, 1997, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

     The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of December 31, 1997 in U.S. dollars. To the extent that the Company's financial instruments expose the Company to interest rate and foreign currency exchange risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities in effect at December 31, 1997 and, in the case of the mandatorily redeemable preferred stock and senior discount notes, exclude the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of December 31, 1997. For interest rate swaps and the interest rate protection agreement, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for mandatorily redeemable preferred stock and senior discount notes; (ii) the carrying value for the bank and vendor credit facilities at December 31, 1997 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swap and interest rate protection agreements. Notes 6, 7 and 10 to the consolidated financial statements contain descriptions of the Company's mandatorily redeemable preferred stock, senior discount notes, bank and vendor credit facilities, and interest rate risk management agreements and should be read in conjunction with the table below (U.S. dollar amounts in thousands).

                                                        YEAR OF MATURITY
                                                                            --------------

                                         1998       1999      2000       2001       2002
                                       --------   --------   -------   --------   --------
I. INTEREST RATE SENSITIVITY
Redeemable Preferred Stock and
  Long-Term Debt:
Fixed Rate.........................          --         --        --         --         --
Average Interest Rate..............          --         --        --         --         --
Variable Rate......................          --         --   $10,050   $137,771   $180,775
Average Interest Rate..............          --         --     11.0%       9.3%       9.3%
Interest Rate Swaps:
Variable to Fixed..................          --   $100,000        --   $200,000         --
Average Pay Rate...................          --       5.4%        --       5.5%         --
Average Receive Rate...............          --       5.9%        --       5.8%         --
Variable to Variable...............          --         --   $50,000   $100,000         --
Average Pay Rate...................          --         --      5.7%       5.7%         --
Average Receive Rate...............          --         --      5.9%       5.9%         --
Anticipated Transaction Interest
  Rate Protection Agreement:
Protection Agreement...............    $570,000         --        --         --         --
Average Pay Rate...................        6.0%         --        --         --         --
II. FOREIGN EXCHANGE RATE
  SENSITIVITY
Long-Term Debt:
Fixed Rate.........................          --         --        --         --         --
Average Interest Rate..............          --         --        --         --         --
Variable Rate......................          --         --   $10,050   $ 10,050   $ 15,075
Average Interest Rate..............          --         --     11.0%      11.0%      11.0%

                                               YEAR OF MATURITY

                                                    TOTAL
                                       THERE-       DUE AT        FAIR
                                       AFTER       MATURITY      VALUE
                                     ----------   ----------   ----------
I. INTEREST RATE SENSITIVITY
Redeemable Preferred Stock and
  Long-Term Debt:
Fixed Rate.........................  $5,846,874   $5,846,874   $4,591,492
Average Interest Rate..............       11.0%
Variable Rate......................  $  894,675   $1,223,271   $1,223,271
Average Interest Rate..............        8.9%
Interest Rate Swaps:
Variable to Fixed..................          --   $  300,000   $      151
Average Pay Rate...................          --         5.4%
Average Receive Rate...............          --         5.8%
Variable to Variable...............          --   $  150,000   $   (2,002)
Average Pay Rate...................          --         5.7%
Average Receive Rate...............          --         5.9%
Anticipated Transaction Interest
  Rate Protection Agreement:
Protection Agreement...............          --   $  570,000   $   (6,068)
Average Pay Rate...................          --         6.0%
II. FOREIGN EXCHANGE RATE
  SENSITIVITY
Long-Term Debt:
Fixed Rate.........................  $  951,463   $  951,463   $  575,635
Average Interest Rate..............       13.0%
Variable Rate......................  $   15,075   $   50,250   $   50,250
Average Interest Rate..............       11.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report, beginning on page F-33 of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1998 Annual Meeting, which is scheduled to be filed on or before April 10, 1998, under the caption "Election of Directors." The information required herein regarding executive officers required is set forth in Part I hereof under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference. The information required herein regarding compliance with Section 16(a) of the Exchange Act by the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1998 Annual Meeting which is scheduled to be filed on or before April 10, 1998, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1998 Annual Meeting, which is scheduled to be filed on or before April 10, 1998, under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1998 Annual Meeting, which is scheduled to be filed on or before April 10, 1998, under the caption "Securities Ownership of Management and Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1998 Annual Meeting, which is scheduled to be filed on or before April 10, 1998, under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) The following Financial Statements are included in Part II Item 8:

                                                                      PAGE
                                                                      ----
        Independent Auditors' Report................................   F-2
        Consolidated Balance Sheets, December 31, 1997 and 1996.....   F-3
        Consolidated Statements of Operations, Years Ended December
          31, 1997, 1996 and 1995...................................   F-4
        Consolidated Statements of Changes in Stockholders' Equity,
          Years Ended December 31, 1997, 1996 and 1995..............   F-5
        Consolidated Statements of Cash Flows, Years Ended December
          31, 1997, 1996 and 1995...................................   F-6
        Notes to Consolidated Financial Statements..................   F-7

         (2) The following Financial Statement Schedules are submitted herewith and are included herein in 14(d). Schedules other than those listed below are omitted because they are either not required or not applicable.

        Schedule I..................................................  F-33
        Schedule II.................................................  F-37

                            ------------------------

         (3) List of Exhibits -- Refer to Exhibit Index on pages E1-E6, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

         (1) The Registrant filed a Current Report on Form 8-K dated October 23, 1997, reporting under Item 5 the issuance of the October Notes.

     (c) Exhibits listed above in Item 14(a)(3) are included herein.

     (d) Financial Statement Schedules listed above in Item 14(a)(2) are incorporated herein by reference.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................     F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.......................     F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1997, 1996 and 1995...     F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................     F-6
  Notes to Consolidated Financial Statements................     F-7
FINANCIAL STATEMENT SCHEDULES
  Schedule I -- Condensed Financial Information of
     Registrant.............................................    F-33
  Schedule II -- Valuation and Qualifying Accounts..........    F-37

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Nextel Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 13, 1998

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                 1997          1996
                                                              -----------   -----------
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents (of which $159,790 is restricted
     as of December 31, 1997)...............................  $   301,601   $   139,681
  Marketable securities (of which $128,560 is restricted as
     of December 31, 1997)..................................      131,404         5,012
  Accounts and notes receivable, net........................      240,637        90,392
  Subscriber equipment inventory............................      101,338        45,168
  Other.....................................................       64,617        28,844
                                                              -----------   -----------
     Total current assets...................................      839,597       309,097
PROPERTY, PLANT AND EQUIPMENT, net..........................    3,225,603     1,803,739
INTANGIBLE ASSETS, net......................................    4,699,746     4,076,300
OTHER ASSETS................................................      462,855       283,303
                                                              -----------   -----------
                                                              $ 9,227,801   $ 6,472,439
                                                              ===========   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   529,191   $   225,309
  Accrued expenses and other................................      232,123       148,911
  Current portion of long-term debt.........................        7,577         1,524
                                                              -----------   -----------
     Total current liabilities..............................      768,891       375,744
LONG-TERM DEBT..............................................    5,038,250     2,783,041
DEFERRED INCOME TAXES.......................................      951,192       505,516
OTHER.......................................................       27,929            --
                                                              -----------   -----------
     Total liabilities......................................    6,786,262     3,664,301
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 12)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2009
  13% cumulative annual dividend; 515,166 shares issued
  and outstanding, stated at liquidation value..............      529,119            --
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable, 7,905,981
     and 8,163,265 shares issued and outstanding............      290,545       300,000
  Preferred stock, Class B convertible, 82 shares issued and
     outstanding............................................           --            --
  Common stock, Class A, 253,246,237 and 211,374,665 shares
     issued, 252,028,617 and 209,753,097 outstanding........          253           211
  Common stock, Class B, non-voting convertible, 17,830,000
     shares issued and outstanding..........................           18            18
  Paid-in capital...........................................    4,379,810     3,672,908
  Accumulated deficit.......................................   (2,749,105)   (1,135,251)
  Treasury shares, at cost, 1,217,620 and 1,621,568
     shares.................................................      (23,435)      (31,400)
  Unrealized gain on investments, net of taxes..............       22,798        14,993
  Notes receivable from stockholders........................           --        (1,100)
  Deferred compensation, net................................       (8,464)      (12,241)
                                                              -----------   -----------
     Total stockholders' equity.............................    1,912,420     2,808,138
                                                              -----------   -----------
                                                              $ 9,227,801   $ 6,472,439
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1997          1996          1995
                                                        -----------   -----------   -----------
REVENUES
  Service revenue.....................................  $   712,237   $   297,512   $   135,753
  Analog equipment sales and maintenance..............       26,660        35,426        35,950
                                                        -----------   -----------   -----------
                                                            738,897       332,938       171,703
                                                        -----------   -----------   -----------
OPERATING EXPENSES
  Cost of service revenue.............................      269,685       221,382       123,496
  Cost of analog equipment sales and maintenance......       14,864        26,335        28,222
  Selling, general and administrative.................      865,791       330,256       193,321
  Expenses related to corporate reorganization........           --            --        17,372
  Depreciation and amortization.......................      526,377       400,831       236,178
                                                        -----------   -----------   -----------
                                                          1,676,717       978,804       598,589
                                                        -----------   -----------   -----------
OPERATING LOSS........................................     (937,820)     (645,866)     (426,886)
                                                        -----------   -----------   -----------

OTHER INCOME (EXPENSE)
  Interest expense....................................     (407,805)     (227,495)     (115,034)
  Interest income.....................................       29,773        21,015        25,525
  Other...............................................        6,511       (10,866)      (15,372)
                                                        -----------   -----------   -----------
                                                           (371,521)     (217,346)     (104,881)
                                                        -----------   -----------   -----------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM..................................   (1,309,341)     (863,212)     (531,767)
INCOME TAX PROVISION (BENEFIT)........................      258,726      (307,192)     (200,602)
                                                        -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM........................   (1,568,067)     (556,020)     (331,165)
EXTRAORDINARY ITEM -- LOSS ON EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX OF $0.......................      (45,787)           --            --
                                                        -----------   -----------   -----------
NET LOSS..............................................   (1,613,854)     (556,020)     (331,165)
REDEEMABLE PREFERRED STOCK DIVIDENDS..................      (29,119)           --            --
                                                        -----------   -----------   -----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $(1,642,973)  $  (556,020)  $  (331,165)
                                                        ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
  Loss before extraordinary item attributable to
     common stockholders..............................  $     (6.41)  $     (2.50)  $     (2.31)
  Extraordinary item..................................        (0.18)           --            --
                                                        -----------   -----------   -----------
                                                        $     (6.59)  $     (2.50)  $     (2.31)
                                                        ===========   ===========   ===========
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................  249,320,000   222,779,000   143,283,000
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                         CLASS A              CLASS B             CLASS A                CLASS B
                                     PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK           COMMON STOCK
                                   --------------------   ---------------   --------------------   --------------------
                                    SHARES      AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                   ---------   --------   ------   ------   -----------   ------   -----------   ------
BALANCE December 31, 1994........         --   $     --     --       $--    105,595,628    $106             --    $
Issuance of common stock:
 Exercise of options and
   warrants......................                                             1,622,778       2
 Digital Radio purchase..........  8,163,265    300,000     82                1,220,000       1
 Acquisitions....................                                            67,310,953      67     17,830,000     18
Deferred compensation............
Collection of notes receivable,
 net of accrued interest.........
Unrealized gain on investments...
Net loss.........................
                                   ---------   --------     --        --    -----------    ----    -----------    ---
BALANCE December 31, 1995........  8,163,265    300,000     82        --    175,749,359     176     17,830,000     18
Issuance of common stock:
 Exercise of options and
   warrants......................                                             1,580,981       1
 Employee stock purchase plan....
 Acquisitions....................                                            25,888,819      26
 Comcast purchase................                                             8,155,506       8
Exercise of anti-dilutive
 rights..........................
Deferred compensation............
Interest on notes receivable.....
Unrealized loss on investments...
Net loss.........................
                                   ---------   --------     --        --    -----------    ----    -----------    ---
BALANCE December 31, 1996........  8,163,265    300,000     82        --    211,374,665     211     17,830,000     18
Issuance of common stock:
 Exercise of options and
   warrants......................                                             2,598,649       3
 Employee stock purchase plan....
 Acquisitions....................                                            19,556,399      19
 Digital Radio option............                                            15,000,000      15
 Consent solicitation............                                             3,944,672       4
 Conversion of preferred stock...   (257,284)    (9,455)                        771,852       1
Issuance of warrants of
 subsidiary......................
Repurchase of Comcast option.....
Issuance of McCaw option to
 purchase common stock...........
Deferred compensation............
Collection of notes receivable...
Unrealized gain on investments...
Preferred dividends..............
Net loss.........................
                                   ---------   --------     --        --    -----------    ----    -----------    ---
BALANCE December 31, 1997........  7,905,981   $290,545     82       $--    253,246,237    $253     17,830,000    $18
                                   =========   ========     ==        ==    ===========    ====    ===========    ===

                                                                         UNREALIZED       NOTES
                                                                            GAIN        RECEIVABLE
                                    PAID-IN     ACCUMULATED   TREASURY    (LOSS) ON        FROM         DEFERRED
                                    CAPITAL       DEFICIT      SHARES    INVESTMENTS   STOCKHOLDERS   COMPENSATION
                                   ----------   -----------   --------   -----------   ------------   ------------
BALANCE December 31, 1994........  $1,520,322   $  (248,066)  $   (786)   $ (1,214)      $(1,245)       $   (542)
Issuance of common stock:
 Exercise of options and
   warrants......................       5,722                       18
 Digital Radio purchase..........      12,644
 Acquisitions....................   1,654,440
Deferred compensation............       4,400                                                             (3,076)
Collection of notes receivable,
 net of accrued interest.........                                                            227
Unrealized gain on investments...                                           33,268
Net loss.........................                  (331,165)
                                   ----------   -----------   --------    --------       -------        --------
BALANCE December 31, 1995........   3,197,528      (579,231)      (768)     32,054        (1,018)         (3,618)
Issuance of common stock:
 Exercise of options and
   warrants......................      16,836                   (1,242)
 Employee stock purchase plan....        (112)                     227
 Acquisitions....................     341,984                  (37,009)
 Comcast purchase................      99,897
Exercise of anti-dilutive
 rights..........................        (842)                   7,392
Deferred compensation............      17,617                                                             (8,623)
Interest on notes receivable.....                                                            (82)
Unrealized loss on investments...                                          (17,061)
Net loss.........................                  (556,020)
                                   ----------   -----------   --------    --------       -------        --------
BALANCE December 31, 1996........   3,672,908    (1,135,251)   (31,400)     14,993        (1,100)        (12,241)
Issuance of common stock:
 Exercise of options and
   warrants......................      23,621                    1,569
 Employee stock purchase plan....      (1,848)                   5,424
 Acquisitions....................     388,062                      972
 Digital Radio option............     232,471
 Consent solicitation............      63,452
 Conversion of preferred stock...       9,454
Issuance of warrants of
 subsidiary......................      14,800
Repurchase of Comcast option.....     (25,000)
Issuance of McCaw option to
 purchase common stock...........      24,743
Deferred compensation............       6,266                                                              3,777
Collection of notes receivable...                                                          1,100
Unrealized gain on investments...                                            7,805
Preferred dividends..............     (29,119)
Net loss.........................                (1,613,854)
                                   ----------   -----------   --------    --------       -------        --------
BALANCE December 31, 1997........  $4,379,810   $(2,749,105)  $(23,435)   $ 22,798       $    --        $ (8,464)
                                   ==========   ===========   ========    ========       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                              1997         1996        1995
                                                           -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(1,613,854)  $(556,020)  $(331,165)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
     Amortization of deferred financing costs and
       accretion of senior redeemable discount notes.....      346,289     188,687      94,430
     Depreciation and amortization.......................      526,377     400,831     236,178
     Provision for losses on accounts receivable.........       55,623       6,968       1,936
     Deferred income tax provision (benefit).............      258,726    (308,262)   (201,427)
     Extraordinary loss on retirement of debt............       45,787          --          --
     Other, net..........................................       28,520       5,393      18,339
     Change in current assets and liabilities, net of
       effects from acquisitions:
       Accounts and notes receivable.....................     (204,048)    (28,954)    (22,420)
       Subscriber equipment inventory....................      (68,840)    (19,939)     (1,179)
       Other assets......................................      (37,398)     11,985     (15,914)
       Accounts payable, accrued expenses and other......      300,294      94,602      86,483
                                                           -----------   ---------   ---------
          Net cash used in operating activities..........     (362,524)   (204,709)   (134,739)
                                                           -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions and purchase of licenses, net
     of cash acquired....................................     (207,225)     37,705     (85,917)
  Other investments and advances to affiliates...........      (59,480)    (38,380)    (51,605)
  Capital expenditures (Note 1)..........................   (1,597,420)   (434,641)   (270,943)
  Purchases of marketable securities.....................     (234,071)   (132,333)         --
  Proceeds from maturities and sales of marketable
     securities..........................................      107,667     196,771     112,095
  Other..................................................      (57,860)     11,769       6,140
                                                           -----------   ---------   ---------
          Net cash used in investing activities..........   (2,048,389)   (359,109)   (290,230)
                                                           -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities............................    1,700,279          --          --
  Issuance of preferred stock............................      500,000          --     300,000
  Long-term borrowings...................................      250,000     581,408          --
  Revolving line of credit borrowings (repayments),
     net.................................................      231,250    (296,704)    154,134
  Retirement of debt securities..........................     (283,288)         --          --
  Other long-term (repayments) borrowings, net...........       (8,023)      1,009      (6,357)
  Consent solicitation proceeds..........................       63,456          --          --
  Deferred financing costs...............................     (138,845)    (37,676)         --
  Issuance of common stock and options...................      281,904     114,636      16,112
  Option repurchase......................................      (25,000)         --          --
  Notes receivable from stockholders.....................        1,100          --         227
                                                           -----------   ---------   ---------
          Net cash provided by financing activities......    2,572,833     362,673     464,116
                                                           -----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      161,920    (201,145)     39,147
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........      139,681     340,826     301,679
                                                           -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $   301,601   $ 139,681   $ 340,826
                                                           ===========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS -- Nextel Communications, Inc., and its subsidiaries ("Nextel" or the "Company") provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission ("FCC"). In addition to its digital operations, Nextel also operates analog wireless networks which provide analog specialized mobile radio ("SMR") services. Nextel's digital network has been developed to replace its remaining traditional analog SMR systems with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse ("Digital Mobile network") utilizing digital technology developed by Motorola Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN(TM)"). Nextel's principal business objective is to offer high-capacity, high quality, advanced communications services on its Digital Mobile network to its customers in metropolitan markets throughout the United States and to become a major participant in the global wireless communications business. Through its subsidiary Nextel International, Inc. ("Nextel International", formerly known as McCaw International, Ltd.), and other subsidiaries that are involved in the international wireless investments and business activities managed and/or coordinated through Nextel International, Nextel has interests in wireless operations in Latin America, Asia and Canada.

     CONCENTRATIONS OF RISK -- The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

     The Company is party to certain equipment purchase agreements with Motorola, a significant stockholder (see Notes 6 and 12). For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct and make operational its Digital Mobile network.

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

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Nextel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. To facilitate the timely reporting of consolidated results, the accounts of Nextel International's foreign subsidiaries are consolidated on a one-month lag based on a fiscal year ending November 30.

     The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influence over operating and financial policies but does not have a controlling interest.

     CASH AND CASH EQUIVALENTS; SUPPLEMENTAL CASH FLOW INFORMATION -- Cash equivalents consist of time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase. At December 31, 1997, approximately $159.8 million in cash and cash equivalents held by Nextel International and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic Digital Mobile network and SMR businesses due to restrictions contained in the indenture related to the 10-year discount notes issued by Nextel International in March 1997 (the "1997 NI Notes Indenture") (see Note 6).

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Supplemental disclosures of cash flow information are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996      1995
                                                   --------   -------   ------
                                                         (IN THOUSANDS)
CASH PAID:
  Interest paid..................................  $105,464   $32,660   $8,454
                                                   ========   =======   ======
  Income taxes paid..............................  $     --   $ 1,290   $  389
                                                   ========   =======   ======

     Total cash and non-cash capital expenditures were $1,641.5 million, $570.0 million and $419.7 million, for the years ended December 31, 1997, 1996 and 1995, respectively. Total capital expenditures include interest capitalized in connection with the construction and development of the Digital Mobile network of approximately $43.0 million, $32.9 million and $31.0 million during the years ended December 31, 1997, 1996 and 1995, respectively. Prior to September 30, 1996, the Company financed certain of its equipment purchases directly with vendors. During the years ended December 31, 1996 and 1995, the total equipment acquired under these vendor financing agreements was $102.5 million and $117.8 million, respectively.

     INVESTMENTS -- Marketable debt securities and certificates of deposit with original maturities greater than three months are classified as marketable securities. Marketable equity securities intended to be held more than one year are classified as other long-term assets. At December 31, 1997, approximately $128.6 million of marketable securities held by Nextel International and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic Digital Mobile network and SMR businesses due to restrictions contained in the 1997 NI Notes Indenture (see Note 6).

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity. Realized gains or losses, as determined on a specific identification basis, and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Investments that are not considered marketable securities are recorded at the lower of cost or market and included in other assets. Management of the Company believes its investment policy limits exposure to concentrations of credit risk.

     SUBSCRIBER EQUIPMENT INVENTORY -- Subscriber equipment is valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 10 years for equipment, and 3 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

     Construction in progress includes labor, material, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of the Digital Mobile network.

     INTANGIBLE ASSETS -- Intangible assets are recorded at cost and are amortized using the straight-line method based on estimated useful lives of 40 years for FCC licenses and the excess of purchase price over fair value of domestic net assets acquired, 3 to 10 years for customer lists, and up to 20 years for other intangibles. Licenses for the Company's international operations and the excess of purchase price over the fair value of net assets acquired related to international acquisitions are amortized on a straight-line basis over 20 years.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective October 1, 1997, the Company changed the estimated useful lives of FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions from 20 to 40 years to better reflect the period over which economic benefits of such assets are expected to be realized. The change in the estimated useful lives of these intangible assets had the effect of decreasing amortization expense by approximately $27.7 million for the quarter and year ended December 31, 1997.

     INTEREST RATE RISK MANAGEMENT -- The Company uses derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of its interest rate exposures. These interest rate swap agreements have the effect of converting certain of the Company's variable rate obligations to fixed or other variable rate obligations. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the consolidated financial statements, since the swap agreements meet the criteria for matched swap accounting.

     The Company enters into interest rate protection agreements to lock in current interest rates on 10-year U.S. Treasury notes in anticipation of future debt issuances that are probable of occurring and whose significant terms and characteristics have been identified. Such agreements are designated to specific debt issuances and any resulting net receivable or payable on the agreement is capitalized as part of the deferred financing costs and amortized as an adjustment to interest expense over the life of the related debt. In the event that an agreement is no longer specifically designated to an anticipated transaction, the agreement would be marked to market with any gain or loss recognized within the Company's statement of operations.

     The Company does not use financial instruments for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company is exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which the Company has other financial relationships. The Company does not anticipate nonperformance by these counterparties.

     REVENUE RECOGNITION -- Revenue is recognized for airtime and other services over the period earned and for sales of equipment when delivered. Accruals for customer discounts and rebates are recorded when revenues are recognized.

     Certain of the Company's digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. The Company defers recognition of such sales until the merchandise is sold by the distributors.

     DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS -- The loss generated from the sale of subscriber units used in the Digital Mobile network primarily results from the Company's subsidy of digital subscriber units and represents marketing costs for the Digital Mobile network. Equipment sales revenue and related cost of sales of digital subscriber units and related digital accessories, including current period order fulfillment and installation related expenses are classified within selling, general and administrative expenses as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997        1996       1995
                                               ---------   --------   --------
                                                       (IN THOUSANDS)
Equipment Sales..............................  $ 246,074   $129,252   $ 53,515
Cost of Equipment Sales......................    396,948    154,678     67,274
                                               ---------   --------   --------
                                               $(150,874)  $(25,426)  $(13,759)
                                               =========   ========   ========

     INCOME TAXES -- Deferred tax assets and liabilities are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

     FOREIGN CURRENCY TRANSLATION -- Results of operations for foreign investments are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. There were no translation gains or losses for the periods presented. All gains or losses resulting from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of operations. During the year ended December 31, 1997, the Company recognized approximately $6.0 million in transaction gains; no significant transaction gains or losses were recorded during the years ended December 31, 1996 or 1995.

     During 1997, Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico"), formerly known as Corporacion Mobilcom S.A. de C.V., and McCaw International (Brazil), Ltd. ("Nextel Brazil"), formerly known as Wireless Ventures of Brazil, Inc., were considered to be operating in highly inflationary economies as defined by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, Nextel Mexico and Nextel Brazil used the U.S. dollar as their functional currency. Effective January 1, 1998, Nextel Brazil will no longer be considered to be operating in a highly inflationary economy and will begin using the Brazilian Real as its functional currency.

     BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS -- In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 is effective for 1997 and simplifies the computation of earnings per share by replacing the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. SFAS 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. As presented, the Company's basic and diluted net loss per share attributable to common stockholders is based on the weighted-average number of common shares outstanding during the period and does not include other potential common shares (including shares issuable upon exercise of options, warrants or conversion rights) since their effect would be antidilutive.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") that establishes standards for reporting and display of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Components of comprehensive income include items such as net income, changes in fair market value of available-for-sale securities and foreign currency translation adjustments.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") that changes the standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim financial reports. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

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

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SIGNIFICANT BUSINESS COMBINATIONS AND INVESTMENTS

     DOMESTIC TRANSACTIONS -- On November 12, 1997, the merger with Pittencrieff Communications, Inc. ("Pittencrieff"), an operator of analog SMR systems in Texas, Oklahoma, New Mexico and Arizona, was consummated (the "Pittencrieff Transaction"), whereby the stockholders of Pittencrieff received approximately
6.2 million shares of Nextel Class A Common Stock (or rights to receive such stock), par value $0.001 per share ("Common Stock"), having an aggregate value of approximately $169.6 million at closing. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at December 31, 1997.

     In January 1996, the merger with Dial Page, Inc. ("Dial Page"), an operator of analog SMR systems in the southeastern United States, was consummated (the "Dial Page Transaction"), whereby the stockholders of Dial Page received approximately 26.8 million shares of Common Stock (or rights to receive such stock), having an aggregate value of approximately $277.9 million on the contract date.

     In July 1995, the Company acquired from Motorola substantially all of its owned or managed 800 MHz SMR licenses and related assets located throughout the continental United States in exchange for approximately 41.7 million shares of Common Stock and 17.8 million shares of Nextel Class B Non-Voting Common Stock, par value $0.001 per share (the "Non-Voting Common Stock") (the "Motorola Transaction"), having an aggregate market value of approximately $1,160.0 million at closing.

     In July 1995, the merger with OneComm Corporation ("OneComm"), an operator of SMR systems in the Rocky Mountain, Pacific Northwest, Midwest, North Central and Ohio Valley areas, was consummated (the "OneComm Transaction") whereby the stockholders of OneComm received approximately 22.5 million shares of Common Stock (or rights to receive such stock), having an aggregate market value of approximately $402.0 million at closing.

     In July 1995, the merger with American Mobile Systems Incorporated ("AMS"), an operator of SMR systems in Florida, was consummated, whereby the stockholders of AMS received approximately 4.2 million shares of Common Stock (or rights to receive such stock), having an aggregate market value of approximately $81.3 million at closing.

     In October 1995, the Company acquired certain SMR properties from Comcast Corporation in exchange for approximately 463,000 shares of Common Stock, having an aggregate market value of approximately $7.2 million at closing.

     INTERNATIONAL TRANSACTIONS -- Through a series of investments in 1995 and 1996, Nextel International acquired approximately 30.1% of the outstanding shares of Nextel Mexico, a Mexican SMR operator. Upon acquiring a 30.1% ownership interest, Nextel International commenced accounting for Nextel Mexico using the equity method of accounting.

     Through a series of transactions during 1997, the Company acquired substantially all of the remaining shares of Nextel Mexico in exchange for 1.3 million shares of Common Stock valued at $16.5 million at closing and $115.6 million in cash, thereby increasing Nextel International's equity interest to approximately 100% (the "Mexico Transaction"). Nextel International commenced consolidating the accounts of Nextel Mexico on September 1, 1997, as a result of its having obtained greater than 50% of the outstanding common stock and control of Nextel Mexico.

     In August 1996, the Company, through a wholly-owned subsidiary, loaned Grupo Comunicaciones San Luis S.A. de C.V ("Grupo") $12.0 million of which $3.4 million in principal and accrued interest was outstanding as of December 31, 1996. The note was subsequently transferred to Unrestricted Subsidiary Funding Company, a wholly-owned subsidiary of Nextel ("USFC"). The principal and accrued interest of $5.7 million outstanding as of December 12, 1997 was forgiven in connection with the acquisition of the minority interest in Nextel Mexico held by Grupo.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended December 31, 1996, Nextel International recorded a $10.8 million charge as a result of changing from the cost method to the equity method of accounting. During the year ended December 31, 1995, Nextel International recorded a $15.0 million charge to operations representing an other than temporary decline in this cost method investment as a result of the decline in the Mexican Peso during 1995.

     On January 30, 1997, Nextel acquired 81% of the outstanding shares of Nextel Brazil, an operator of SMR systems in Brazil, from Telcom Ventures, Inc.("Telcom Ventures") for a purchase price of $186.3 million, which was paid with approximately 12.0 million shares of Common Stock (the "Brazil Transaction"). Nextel simultaneously contributed its interest in Nextel Brazil to Nextel International. Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require Nextel International to redeem its 19% interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. Nextel International is currently required to fund 100% of Nextel Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest. Dividends may be declared at the discretion of Nextel Brazil's board of directors and are allocated based on the ownership percentages in effect at the date of declaration. No dividends have been declared to date. In September 1997, a subsidiary of Nextel Brazil acquired 49% of the capital stock and certain assets of a Brazilian indirect wholly-owned subsidiary of Motorola for total consideration of approximately $19.3 million. In connection with this transaction Nextel International's ownership in its Brazilian operations was effectively reduced to 77%.

     In August 1996, Nextel International acquired all of the outstanding shares of Com Control Comunicacion Controlada S.A., (renamed McCaw Argentina S.A.L., "Nextel Argentina") an Argentine SMR operator. On May 6, 1997, Nextel International contributed its 100% ownership interest in Nextel Argentina into a joint venture (the "Argentina Joint Venture") between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). As of December 31, 1997, Nextel International had a 50% voting interest and shared equally in the profits and losses of the joint venture. Capital contributions are to be made equally unless otherwise agreed to by both Nextel International and WVA. Commencing on May 6, 1997, Nextel International accounted for its investment in the joint venture under the equity method of accounting.

     On January 30, 1998, Nextel International acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46.0 million. As a result of the purchase, Nextel International commenced consolidating the accounts of Nextel Argentina effective February 1, 1998.

     PRO FORMA RESULTS -- The following presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1995, as if the acquisitions consummated in 1995 and the Dial Page Transaction described above had occurred on January 1, 1995. Results of operations for the years ended December 31, 1997 and 1996 were not materially affected by the acquisitions consummated in 1997 and 1996; accordingly, pro forma results are not presented. The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenues..................................................        $ 261,393
                                                                  =========
Net loss..................................................        $(526,699)
                                                                  =========
Loss per share attributable to common stockholders........        $   (2.34)
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

     The total purchase price and net assets acquired for domestic and international acquisitions completed are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1997        1996         1995
                                                    ---------   ---------   ----------
                                                              (IN THOUSANDS)
Direct cost of acquisitions:
  Cash and accrued transaction costs..............  $ 154,462   $  30,487   $   89,626
  Common stock, warrants and options..............    382,910     296,881    1,654,525
  Expenses related to corporate reorganization....         --          --        9,915
                                                    ---------   ---------   ----------
                                                    $ 537,372   $ 327,368   $1,754,066
                                                    =========   =========   ==========
Net assets acquired:
  Working capital -- net..........................  $ (29,218)  $  53,641   $  (44,992)
  Property, plant and equipment...................     51,661     202,420      207,070
  Intangible assets...............................    700,582     556,250    2,278,310
  Other assets....................................      7,377       4,290       37,790
  Long-term debt..................................    (15,280)   (379,017)    (215,835)
  Deferred income taxes...........................   (177,750)   (110,216)    (508,277)
                                                    ---------   ---------   ----------
                                                    $ 537,372   $ 327,368   $1,754,066
                                                    =========   =========   ==========

     CORPORATE REORGANIZATION -- As a result of the business combinations consummated in 1995, the Company began to implement a plan to consolidate, resize and relocate the corporate headquarters and certain other functions of the various combining entities (the "Corporate Reorganization"). Accordingly, in 1995 the Company recorded a charge to operations of approximately $17.4 million for certain estimated expenses directly related to such Corporate Reorganization activities, including employee severance and closure of duplicate facilities. As of December 31, 1997, all such costs relating to the Corporate Reorganization have been paid.

3.  ACCOUNTS AND NOTES RECEIVABLE

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                            (IN THOUSANDS)
Trade...................................................  $284,053   $ 80,644
Notes receivable........................................     2,964     12,295
Other...................................................    10,210      8,227
Allowance for doubtful accounts.........................   (56,590)   (10,774)
                                                          --------   --------
                                                          $240,637   $ 90,392
                                                          ========   ========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Land.................................................  $    3,047   $    1,995
Buildings and improvements...........................      37,901       20,279
Equipment............................................   3,054,607    1,427,159
Furniture and fixtures...............................      28,779       18,182
Less accumulated depreciation and amortization.......    (594,473)    (314,808)
                                                       ----------   ----------
                                                        2,529,861    1,152,807
Construction in progress.............................     695,742      650,932
                                                       ----------   ----------
                                                       $3,225,603   $1,803,739
                                                       ==========   ==========

5.  INTANGIBLE ASSETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
                                                           (IN THOUSANDS)
FCC licenses.........................................  $3,945,838   $3,300,176
Excess of purchase price over fair value of net
  assets acquired....................................   1,258,400    1,083,963
Customer lists.......................................     173,673      134,320
Noncompetition covenants.............................      55,109       85,385
Other................................................      31,280       38,783
                                                       ----------   ----------
                                                        5,464,300    4,642,627
Less accumulated amortization........................     764,554      566,327
                                                       ----------   ----------
                                                       $4,699,746   $4,076,300
                                                       ==========   ==========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM DEBT

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
                                                           (IN THOUSANDS)
11.5% Senior Redeemable Discount Notes due 2003, net
  of unamortized discount of $24,564 and $89,024.....  $  318,801   $  436,831
9.75% Senior Redeemable Discount Notes due 2004, net
  of unamortized discount of $113,926 and $205,773...   1,012,509      920,662
10.125% Senior Redeemable Discount Notes due 2004
  (originally issued by OneComm), net of unamortized
  discount of $111,870 and $151,810..................     298,006      258,066
12.25% Senior Redeemable Discount Notes due 2004
  (originally issued by Dial Call Communications,
  Inc.), net of unamortized discount of $104,504 and
  $186,584...........................................     326,966      355,246
10.25% Senior Redeemable Discount Notes due 2005
  (originally issued by Dial Call Communications,
  Inc.), net of unamortized discount of $34,320 and
  $45,192............................................      80,845       69,973
13.0% Senior Redeemable Discount Notes due 2007, net
  of unamortized discount of $411,571................     539,892           --
10.65% Senior Redeemable Discount Notes due 2007, net
  of unamortized discount of $324,329................     515,671           --
9.75% Senior Serial Redeemable Discount Notes due
  2007, net of unamortized discount of $416,021......     713,079           --
Bank credit facility, interest payable quarterly at
  an adjusted rate calculated either on the prime
  rate or LIBOR (8.25% to 9.0% -- 1997 and 8.0% to
  9.75% -- 1996).....................................   1,021,000      590,000
Vendor credit facility, interest payable quarterly at
  2.0% over the prime rate (10.5% -- 1997 and
  10.25% -- 1996)....................................     152,021      150,000
Nextel International vendor credit facility, interest
  payable semiannually at 2.5% over the prime rate
  (11.0% -- 1997)....................................      50,250           --
Other................................................      16,787        3,787
                                                       ----------   ----------
                                                        5,045,827    2,784,565
Less current portion.................................       7,577        1,524
                                                       ----------   ----------
                                                       $5,038,250   $2,783,041
                                                       ==========   ==========

SENIOR REDEEMABLE DISCOUNT NOTES

     OLD SENIOR NOTES -- In 1993, the Company completed the issuance of $525.9 million principal amount at maturity of 11.5% Senior Redeemable Discount Notes due 2003 (the "Nextel 2003 Notes"). The Nextel 2003 Notes, which are unsecured obligations and noncallable until September 1, 1998, generated $300.0 million of gross proceeds. Cash interest on the Nextel 2003 Notes accrues beginning on September 1, 1998 and is payable semi-annually beginning March 1, 1999 at a rate of 11.5% per annum.

     In 1994, the Company completed the issuance of $1,126.4 million principal amount at maturity of 9.75% Senior Redeemable Discount Notes due 2004 (the "Nextel 2004 Notes"). The Nextel 2004 Notes, which are unsecured obligations and noncallable until February 15, 1999, generated $700.0 million of gross proceeds. Cash interest on the Nextel 2004 Notes accrues beginning on February 15, 1999 and is payable semi-annually beginning August 15, 1999 at a rate of 9.75% per annum.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The $409.9 million principal amount at maturity of 10.125% Senior Redeemable Discount Notes due 2004 originally issued by OneComm (the "OneComm 2004 Notes") are unsecured obligations, noncallable until January 15, 1999, and were assumed in connection with the OneComm Transaction and adjusted to fair value at the date of acquisition at an annual yield to stated maturity of approximately 14.2%. Cash interest on the OneComm 2004 Notes accrues beginning on January 15, 1999 and is payable semi-annually beginning July 15, 1999 at a rate of 10.125% per annum.

     The $541.8 million principal amount at maturity of 12.25% Senior Redeemable Discount Notes due 2004 originally issued by Dial Call Communications, Inc. (the "Dial Page 2004 Notes") are unsecured obligations, noncallable until April 15, 1999, and were assumed in connection with the Dial Page Transaction and adjusted to fair value at the date of acquisition at an annual yield to stated maturity of approximately 14.3%. Cash interest on the Dial Page 2004 Notes accrues beginning on April 15, 1999 and is payable semi-annually beginning October 15, 1999 at a rate of interest of 12.25% per annum.

     The $115.2 million principal amount at maturity of 10.25% Senior Redeemable Discount Notes due 2005 originally issued by Dial Call Communication, Inc. (the "Dial Page 2005 Notes") are unsecured obligations, noncallable until December 15, 1998, and were assumed in connection with the Dial Page Transaction and adjusted to fair value at the date of acquisition at the annual yield to stated maturity of approximately 14.3%. Cash interest on the Dial Page 2005 Notes accrues beginning on December 15, 1998 and is payable semi-annually beginning June 15, 1999 at a rate of 10.25% per annum.

     EXTRAORDINARY ITEM -- During the fourth quarter of 1997, the Company utilized $283.3 million of the proceeds from the issuance of $1,129.1 million in principal amount at maturity of 9.75% Senior Serial Redeemable Discount Notes due 2007 (the "October 2007 Notes") to repurchase $182.5 million in principal amount at maturity of Nextel 2003 Notes and $110.4 million in principal amount at maturity of Dial Page 2004 Notes (collectively, the "Targeted Notes") at a cost in excess of related carrying amounts. Accordingly, the Company recognized an extraordinary loss of approximately $45.8 million related to the early retirement of debt representing the excess of the purchase price over carrying value as well as unamortized deferred financing costs. In March 1998 the Company commenced a cash tender offer and consent solicitation related to the remaining outstanding Targeted Notes.

     INDENTURE AMENDMENTS -- On June 13, 1997, Nextel obtained the consent of the requisite number of holders of the Nextel 2003 Notes, Nextel 2004 Notes, OneComm 2004 Notes, Dial Page 2004 Notes and Dial Page 2005 Notes (collectively the "Old Senior Notes") to certain amendments and waivers to specific provisions of the indentures governing the Old Senior Notes (as amended and modified, the "Old Indentures"). The amendments included certain modifications to the debt incurrence limitations to allow Nextel to incur additional indebtedness and modifications to make the terms and covenants uniform among the Old Indentures. The covenants of the Old Indentures restrict the ability of the Company and certain of its subsidiaries to: incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain other restricted payments; enter into transactions with affiliates or related persons; sell certain assets; engage in any business other than the telecommunications business; or consolidate, merge or sell all or substantially all of its assets. The maximum permitted indebtedness pursuant to the Old Indentures was limited to approximately $3.0 billion as of December 31, 1997. At December 31, 1997, the Company has incurred approximately $2.1 billion constituting permitted debt which had the effect of limiting the amount available under the Old Facilities (as defined below) as of that date by approximately $390.0 million.

     NEXTEL INTERNATIONAL 2007 NOTES -- On March 3, 1997, Nextel International completed the sale of 951,463 units generating approximately $500.0 million in gross proceeds. Each unit is comprised of a 10-year senior discount note (the "1997 NI Notes") (with a principal amount due at maturity of $1,000) and one warrant to purchase 0.38748 shares of Nextel International's common stock at an exercise price of $9.99 per share any time after March 6, 1998 and prior to March 6, 2007. The warrants entitle the holders to purchase, in the aggregate, approximately 1% of the current outstanding shares of Nextel International on a fully diluted

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

basis. The 1997 NI Notes have a 13% yield to maturity, are noncallable until April 15, 2002, and require no interest payments for the first five years. Interest on the 1997 NI Notes is payable in cash on each April 15 and October 15, commencing October 15, 2002. Nextel International is restricted from paying dividends under the terms of the 1997 NI Notes Indenture, and such indenture contains covenants restricting certain transactions. The 1997 NI Notes are senior unsecured indebtedness of Nextel International and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel International.

     SEPTEMBER 2007 NOTES -- On September 17, 1997, Nextel completed the sale of $840.0 million in principal amount at maturity of 10.65% Senior Redeemable Discount Notes due 2007 (the "September 2007 Notes"). The sale of the September 2007 Notes generated approximately $500.3 million in aggregate gross proceeds. Nextel received approximately $486.0 million in net cash proceeds from the sale of the September 2007 Notes. Cash interest will not accrue on the September 2007 Notes prior to September 15, 2002 and will be payable on March 15 and September 15 of each year, commencing March 15, 2003, at a rate of 10.65% per annum. The September 2007 Notes are redeemable, at the option of Nextel at any time, in whole or in part, on or after September 15, 2002, at specified redemption prices plus accrued and unpaid interest. The September 2007 Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     OCTOBER 2007 NOTES -- On October 22, 1997, Nextel completed the sale of $1,129.1 million in principal amount at maturity of 9.75% Senior Redeemable Discount Notes due 2007 (the "October 2007 Notes"). The sale of the October 2007 generated approximately $700.0 million in aggregate gross proceeds. Nextel received approximately $682.0 million in net cash proceeds from the sale of the October 2007 Notes. Cash interest will not accrue on the October 2007 Notes prior to October 31, 2002 and will be payable on April 30 and October 31 of each year, commencing April 30, 2003, at a rate of 9.75% per annum. The October 2007 Notes are redeemable, at the option of Nextel at any time, in whole or in part, on or after October 31, 2002, at specified redemption prices plus accrued and unpaid interest. The October 2007 Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     FEBRUARY 2008 NOTES -- On February 11, 1998, Nextel completed the sale of $1,627.0 million in principal amount at maturity of 9.95% Senior Serial Redeemable Discount Notes due 2008 (the "February 2008 Notes"). The sale of the February 2008 Notes generated approximately $1,000.1 million in gross proceeds. Nextel received approximately $975.9 million in net cash proceeds from the sale of the February 2008 Notes. Cash interest will not accrue on the February 2008 Notes prior to February 15, 2003, and will be payable on February 15 and August 15 commencing August 15, 2003 at a rate of 9.95%. The February 2008 Notes are redeemable, at the option of Nextel at any time, in whole or in part, on or after February 15, 2003, at specified redemption prices plus accrued and unpaid interest. The February 2008 Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     NEXTEL INTERNATIONAL 2008 NOTES -- On March 12, 1998, Nextel International completed the sale of $730.0 million in principal amount at maturity of 12.125% Senior Discount Notes due 2008 (the "1998 NI Notes"). The sale of the 1998 NI Notes generated approximately $400.9 million in gross proceeds and become redeemable at Nextel International's option at any time, in whole or in part, on or after April 15, 2003. Nextel International received approximately $387.0 million in net cash proceeds from the sale of the 1998 NI Notes to be used for system and related capital expenditures and other general corporate purposes of Nextel International and its subsidiaries and restricted affiliates. Cash interest will not accrue on the 1998 NI Notes prior to April 15, 2003, and will be payable on April 15 and October 15 commencing October 15, 2003 at a rate of 12.125%. The 1998 NI Notes are senior unsecured indebtedness of Nextel International and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel International.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BANK AND VENDOR CREDIT FACILITIES

     DOMESTIC FACILITIES -- On September 30, 1996, Nextel, Nextel Finance Company ("NFC"), a wholly-owned subsidiary of Nextel, and certain other domestic subsidiaries of Nextel entered into definitive agreements with respect to a secured credit facility arranged by a group of banks (the "Old Bank Credit Facility"). The Old Bank Credit Facility provided for up to $1,905.0 million of secured financing, consisting of $1,085.0 million in revolving loans and $820.0 million in term loans. The commitments to make revolving loans were to be reduced beginning March 31, 2001 with final maturities of the revolving loans occurring on March 31, 2003. Quarterly principal payments on the term loans were to commence March 31, 2001 with final maturities on June 30, 2003. Concurrently therewith, Nextel, NFC and certain other subsidiaries of Nextel entered into definitive agreements, which also became effective on September 30, 1996, with respect to the amendment, restatement and consolidation of the previously existing financing arrangements with Motorola and NTFC Capital Corporation (the "Vendor Credit Facility"). The Vendor Credit Facility superseded the previous financing agreements and provided for up to $395.0 million of secured financing, consisting of a $195.0 million revolving loan and $200.0 million in term loans, with revolving credit commitment reductions and term loan payments parallel to those of the Old Bank Credit Facility. In addition, in July 1997 the Company entered into a credit facility providing for up to $200.0 million in additional secured term loans that were to be second in ranking to the borrowings made pursuant to the Old Bank Facility and Vendor Credit Facility, and were to be made available to the Company by Motorola through March 31, 1999 (the "Second Secured Facility").

     Borrowings under the Old Bank Credit Facility, the Vendor Credit Facility and the Second Secured Facility (collectively, the "Old Facilities") were ratably secured by liens on certain assets and capital stock of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures (the "Nextel Indentures") relating to the Company's various outstanding issues of senior discount notes (the "Nextel Notes"). At December 31, 1997, substantially all of the Company's assets were pledged in connection with the Old Facilities. As of December 31, 1997, Nextel had drawn $1,021.0 million of its available financing under the Old Bank Credit Facility, leaving an aggregate of $884.0 million available for borrowing under such facility. Additionally, Nextel had drawn $150.0 million of its available financing under the Vendor Credit Facility, leaving an aggregate of $245.0 million available for borrowing under such facility. None of the amounts available under the Second Secured Facility had been drawn at December 31, 1997. As a result of the debt incurrence restrictions under the Old Indentures, at December 31, 1997 the amount available for borrowing under the Old Facilities (in addition to the outstanding borrowings on such date) was limited to approximately $940.0 million.

     On March 13, 1998, the Old Facilities were repaid and terminated in connection with the transactions relating to the new Bank Credit Facility described below. The agreements relating to the Old Facilities contained covenants similar to those in effect under the Bank Credit Facility.

     NEW BANK FINANCING -- Nextel, NFC and certain other subsidiaries of Nextel entered into definitive agreements, which became effective on March 13, 1998, with respect to a secured credit facility arranged by a group of banks (the "Bank Credit Facility"). The Bank Credit Facility replaces the Old Facilities. The credit agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $3.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $1.5 billion in term loans. Concurrently with the effectiveness of the Bank Credit Facility, the Company made and applied borrowings pursuant to certain of the term loans thereunder to repay the indebtedness outstanding under the Old Bank and Vendor Credit Facilities and terminated the Old Facilities. Borrowings under the Bank Credit Facility are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the Nextel Indentures and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The Nextel Indentures contain provisions that may operate to limit the amount of borrowings available under the Bank Credit Facility in certain circumstances. With the limitations on permitted debt

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

incurrence under the Nextel Indentures, the amount of borrowings available to be drawn under the Bank Credit Facility on its March 13, 1998 effective date was limited by approximately $250.0 million.

     The agreements relating to the Bank Credit Facility contain covenants which limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of its capital stock or make certain other restricted payments; consolidate, merge or sell all or substantially all of its assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than the telecommunications business. Except for distributions for certain limited purposes, these covenants and the 1997 NI Notes Indenture impose limitations which restrict the distribution of substantially all of the net assets of the Company's subsidiaries to Nextel Communications, Inc. Additionally, the agreement requires Nextel and its relevant subsidiaries at specified times is required to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage which may become more stringent over time.

     INTERNATIONAL FACILITIES -- In October 1997, Nextel Brazil and Motorola Credit Corp., a subsidiary of Motorola ("Motorola Credit"), entered into an equipment financing agreement whereby Motorola Credit agreed to provide up to $125.0 million in multi-draw term loans (the "Brazil Motorola Financing") to Nextel Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in U.S. dollars in semi-annual installments over 42 months commencing June 30, 2000 and bears interest at an adjustable rate calculated based either on the prime rate or LIBOR. Pursuant to the Brazil Motorola Financing, the revolving loans are secured by a first priority lien on substantially all of Nextel Brazil's assets totaling approximately $420.2 million at December 31, 1997, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and guarantees by Nextel International and Motorola International Development Corporation (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. The Brazil Motorola Financing prohibits the payment of dividends by Nextel S.A. until the existing loan balance is paid in full and contains covenants restricting certain transactions and requiring the maintenance of certain financial ratios.

     As of February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility (the "Argentina Credit Facility"). In addition, Nextel Argentina and The Chase Manhattan Bank entered into an agreement, dated February 27, 1998, pursuant to which the parties agreed that the aggregate commitments under the Argentina Credit Facility shall automatically be increased by $17 million to the extent that additional lenders agree to provide such commitments. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBOR rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in U.S. dollars in quarterly installments beginning September 30, 2000 and ending March 31, 2003.

DEFERRED FINANCING COSTS

     During 1997, the Company paid $138.8 million in deferred financing costs primarily related to the issuances of the 1997 NI Notes, the September 2007 Notes, the October 2007 Notes, the consent solicitation and the Series D Preferred Stock (Note 10). Costs incurred in connection with the consent solicitation of $67.2 million were partially reduced by approximately $63.7 million in proceeds that were received from the sale of approximately 3.9 million shares of Common Stock offered exclusively to validly consenting holders of the Old Senior Notes at a price of $16.14 per share.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FUTURE MATURITIES OF LONG-TERM DEBT

     For the years subsequent to December 31, 1997, scheduled annual maturities of long-term debt outstanding as of December 31, 1997 under the then existing long-term debt agreements are as follows (in thousands):

1998........................................................  $    7,577
1999........................................................      19,886
2000........................................................      44,516
2001........................................................     171,115
2002........................................................     213,397
Thereafter..................................................   6,130,441
                                                              ----------
                                                               6,586,932
Less unamortized discount...................................   1,541,105
                                                              ----------
                                                              $5,045,827
                                                              ==========

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments as of December 31, 1997 and 1996 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                         1997                      1996
                                                -----------------------   -----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Marketable securities (including equity
  securities classified within other long-term
  assets).....................................  $  226,656   $  226,656   $   97,356   $   97,344
Other assets..................................  $   68,623   $   68,623   $   10,082   $   10,082
Long-term debt................................  $5,045,827   $5,243,627   $2,784,612   $2,660,572
Interest rate risk management agreements......  $       --   $   (7,919)  $       --   $     (730)
Series D preferred stock......................  $  529,119   $  587,289   $       --   $       --

     CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -- The carrying amounts of these items are a reasonable estimate of their fair value.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     MARKETABLE SECURITIES -- The fair value of these securities are estimated based on quoted market prices. At December 31, 1997 and 1996, marketable securities consist of the following:

                                                                       UNREALIZED
                                                 COST     FAIR VALUE   GAIN (LOSS)
                                               --------   ----------   -----------
                                                         (IN THOUSANDS)
1997
Available for sale:
  Debt securities due in one year or less....  $129,978    $131,404      $ 1,426
  Equity securities, included in other
     long-term assets........................  $ 69,159    $ 95,252      $26,093
1996
Available for sale:
  Debt securities due in one year or less....  $  4,991    $  5,000      $     9
  Equity securities, included in other
     long-term assets........................  $ 69,159    $ 92,344      $23,185

     OTHER ASSETS -- The fair value of other assets, consisting primarily of investments in promissory notes and escrow deposits, are estimated by discounting future cash flows using current rates at which similar notes would be issued to similar borrowers and quoted market prices, as applicable. At December 31, 1997 and 1996, it was not practicable to value investments in nonmarketable equity securities of foreign entities with a carrying value of approximately $19.7 million. Accordingly, these investments are excluded from the above table.

     LONG-TERM DEBT -- The fair value of these securities are estimated based on quoted market prices of the Nextel 2003 Notes, Nextel 2004 Notes, OneComm 2004 Notes, Dial Page 2004 Notes, Dial Page 2005 Notes, 1997 NI Notes, September 2007 Notes, and October 2007 Notes. Carrying value approximates fair value for the Old Facilities and the Brazil Motorola Financing, as interest rates are reset periodically.

     INTEREST RATE RISK MANAGEMENT AGREEMENTS -- The Company uses derivative financial instruments consisting of interest rate swap and interest rate protection agreements to manage its exposure to adverse movements in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by fluctuations in the value of the underlying instrument or anticipated transaction.

     The Company attempts to achieve a desired proportion of fixed versus floating rate debt by using interest rate swaps to change the interest rate characteristics of certain of its debt obligations. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate calculated by reference to an agreed-upon notional principal amount. The resulting interest rate differential is reflected as an adjustment to interest expense over the life of the swap. The incremental effect on interest expense for the years ended December 31, 1997 and 1996 was not material. The notional amounts of interest rate swaps were $450.0 million and $420.0 million at December 31, 1997 and 1996, respectively. At December 31, 1997, based on estimates obtained from dealers, the Company would be obligated to pay an aggregate of $1.9 million to settle these contracts.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the Company's off-balance sheet interest rate swap agreements at December 31, 1997:

                                                                          WEIGHTED AVERAGE
                                                                     ---------------------------
                                                NOTIONAL    FAIR                  PAY    RECEIVE
                                                 AMOUNT     VALUE    MATURITY     RATE    RATE
                                                --------   -------   ---------   ------  -------
                                                  (IN THOUSANDS)
Pay fixed rate, receive floating rate.........  $300,000   $   151   2.8 years   5.434%  5.824%
Pay floating rate, receive floating rate......   150,000    (2,002)  3.2 years   5.718%  5.915%

     At December 31, 1997, the Company had one interest rate protection agreement with a notional amount of $570.0 million and a 10-year U.S. Treasury note reference rate of 5.9545%, with an expiration date of November 2, 1998. The agreement can be settled at expiration, or earlier, through a single payment by either party determined by comparison of the actual 10-year U.S. Treasury note rate to the contract reference rate. This agreement requires the Company to make cash payments in the event that the actual interest rate on 10-year U.S. Treasury notes during the term of the agreement is below the reference rate and requires the counterparty to make payments to the Company if such actual rate exceeds the reference rate. This agreement was entered into in order to protect the Company against increases in the 10-year U.S. Treasury note rate which was expected to serve as a reference in determining the interest rate that would be applicable to the February 2008 Notes which have a comparable term (see Note 6). At December 31, 1997, the Company would be obligated to pay approximately $6.1 million to settle the interest rate protection agreement.

     SERIES D PREFERRED STOCK -- The fair value is estimated based on quoted market prices.

8.  INCOME TAXES

     The components of the income tax provision (benefit) were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1997       1996        1995
                                              --------   ---------   ---------
                                                       (IN THOUSANDS)
Current:
  State.....................................  $     --   $   1,070   $     825
                                              --------   ---------   ---------
Deferred:
  Federal...................................   266,753    (272,279)   (161,700)
  State.....................................        --     (35,983)    (39,727)
  Foreign...................................    (8,027)         --          --
                                              --------   ---------   ---------
                                               258,726    (308,262)   (201,427)
                                              --------   ---------   ---------
Income tax provision (benefit)..............  $258,726   $(307,192)  $(200,602)
                                              ========   =========   =========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of taxes computed at the statutory rate to the income tax provision (benefit) is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1997        1996        1995
                                             ---------   ---------   ---------
                                                      (IN THOUSANDS)
Income tax benefit at statutory rate.......  $(458,269)  $(302,124)  $(186,118)
State tax benefit -- net...................    (62,487)    (22,701)    (25,286)
Amortization of goodwill...................     17,483      14,104       8,400
Increase in valuation allowance............    767,467          --          --
Other......................................     (5,468)      3,529       2,402
                                             ---------   ---------   ---------
                                             $ 258,726   $(307,192)  $(200,602)
                                             =========   =========   =========

     Deferred tax assets and liabilities consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Operating loss carryforwards.......................  $1,213,250   $  725,452
  Deferred interest..................................      85,537       61,773
  Foreign affiliates.................................      11,958        6,143
  Other..............................................      46,629       22,316
                                                       ----------   ----------
                                                        1,357,374      815,684
Valuation allowance -- net operating losses..........    (832,069)     (41,065)
                                                       ----------   ----------
                                                          525,305      774,619
                                                       ----------   ----------
Deferred tax liabilities:
  Property, plant and equipment......................     138,763      112,012
  Intangibles........................................   1,269,759    1,103,047
  Unrealized gain....................................      23,276       22,724
  Other..............................................      44,699       42,352
                                                       ----------   ----------
                                                        1,476,497    1,280,135
                                                       ----------   ----------
Net deferred tax liability...........................  $  951,192   $  505,516
                                                       ==========   ==========

     At December 31, 1997, the Company had approximately $2.7 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2012, and approximately $319.8 million of separate return net operating loss carryforwards which expire through 2012. The utilization of tax net operating losses may be subject to certain limitations.

     At December 31, 1997, the Company's foreign subsidiaries had approximately $67.8 million of net operating loss carryforwards for Mexican income tax purposes which expire through 2007. Additionally, the Company's foreign subsidiaries had approximately $13.7 million of net operating loss carryforwards for Brazilian income tax purposes which have no expiration date and can only be utilized up to the limit of 30% of taxable income for the year. The Company's foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

     A significant portion of the Company's deferred tax liabilities will reverse after current net operating losses expire. After considering this and other factors, including the change in useful lives of certain intangible assets and recent operating results, the Company has increased its valuation allowance in 1997 by

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$767.5 million. Of this amount, approximately $384.1 million was recorded as a charge in the fourth quarter of 1997.

9.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS -- The Company leases various equipment and office facilities under capital and operating leases. Leases for antenna sites are generally month-to-month or cancelable after a short notice period. Office facilities and equipment other than antenna sites are leased under agreements with terms ranging from 1 to 10 years. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to ten years.

     For years subsequent to December 31, 1997, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

1998......................................................  $131,257
1999......................................................   104,126
2000......................................................    70,665
2001......................................................    60,613
2002......................................................    43,047
Thereafter................................................    71,580
                                                            --------
                                                            $481,288
                                                            ========

     Total rental expense was approximately $119.4 million, $84.5 million and $58.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     LEGAL CONTINGENCIES -- In July 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which is being pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, the plaintiffs claim that such damages resulted from certain alleged false and misleading statements made by defendants regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile network. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. On July 23, 1997, the United States District Court in the District of New Jersey declined to grant Nextel's motions to dismiss, pursuant to Federal Rule of Civil Procedure Rules 12(b)(6) and (9)(b), substantially all of the causes of action alleged in the plaintiff's complaint filed in this lawsuit. Most recently, Nextel filed a motion to deny class certification. A ruling on the motion has not yet been made.

     In September 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice Chairman and former Chairman of the Board, Morgan O'Brien, in the 1970s and early 1980s prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. Directors determined that Morgan O'Brien in his capacities as an officer, director, and authorized representative of Nextel, was entitled to indemnification in respect of this matter.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Nextel has filed counterclaims against Mr. Dascal and has also filed third-party claims against Tel Air Network, Inc. (Tel Air), and Knight-Ridder, Inc. (Knight Ridder). The counterclaim against Mr. Dascal has been dismissed and the Company is currently not aware of any other ruling with respect to the third-party claims against Tel Air and Knight-Ridder. Nextel also has moved for summary judgment for dismissal of Mr. Dascal's claims against Nextel and Mr. O'Brien. To date there has been no ruling on that motion. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claim against it are without merit and intends to vigorously defend against them. A trial date has been set for mid-1998.

     Unless otherwise indicated, the relevant plaintiffs have not specified amounts of damages being sought. Given the Company's assessment of the claims asserted against it in each such lawsuit, and in other pending or threatened litigation (including litigation incidental to the conduct of its business), the Company does not believe that such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     REGULATORY MATTERS -- The FCC issues SMR licenses on both a site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas ("EA") or 900 MHz Metropolitan Trading Areas ("MTA") in the U.S. Currently, SMR licenses are issued for a period of ten years, and are subject to certain construction and operational requirements. The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Company believes that it has met and will continue to meet all requirements necessary to secure the retention and renewal of its SMR licenses.

     In December 1997, the FCC auctioned geographic-area based SMR licenses in the upper 200 SMR channels on an EA basis in blocks of 120 channels, 60 channels and 20 channels. Nextel submitted bids totaling approximately $88.8 million, representing the highest bids, to obtain 475 of the 525 available EA licenses covering all 50 states. As of December 31, 1997, a deposit of $17.8 million had been paid and is included in other long-term assets in the accompanying balance sheet.

10.  CAPITAL STOCK AND STOCK RIGHTS

     Pursuant to the Certificate of Incorporation, the Company has the authority to issue 613,883,948 shares of capital stock, divided into six classes as follows: (i) 515,000,000 shares of Common Stock, (ii) 35,000,000 shares of Non-Voting Common Stock, (iii) 26,941,933 shares of Class A Convertible Redeemable Preferred Stock, stated value $36.75 per share, ("Class A Preferred Stock,") (iv) 82 shares of Class B Convertible Preferred Stock, stated value $1.00 per share, ("Class B Preferred Stock,") (v) 26,941,933 shares of Class C Convertible Redeemable Preferred Stock, stated value $36.75 per share, (vi) 1,600,000 shares of Series D Exchangeable Preferred Stock, liquidation preference $1,000 per share, ("Series D Preferred Stock,") and (vii) 8,400,000 shares of undesignated preferred stock.

     SERIES D PREFERRED STOCK -- On July 21, 1997, Nextel completed the sale of 500,000 shares of Series D Preferred Stock with a liquidation preference of $1,000 per share. Nextel received approximately $482.0 million in net cash proceeds from the sale of the Series D Preferred Stock. Dividends on the Series D Preferred Stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at the sole option of Nextel, in additional shares of Series D Preferred Stock. Nextel elected to pay the first quarterly dividend on the Series D Preferred Stock in kind, resulting in the issuance of an additional 15,166 shares of Series D Preferred Stock on October 15, 1997. At December 31, 1997, accrued but unpaid dividends were approximately $14.0 million. The Series D Preferred Stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after July 15, 2002 at specified redemption prices. Up to 35% of the Series D Preferred Stock may be redeemed on or prior to July 15, 2000, in whole or in part, at the option of Nextel, in certain

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

circumstances, at 113% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Common Stock. The Series D Preferred Stock is also exchangeable, in whole but not in part, at the option of Nextel, at any time after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

     SERIES E PREFERRED STOCK -- On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock ("Series E Preferred Stock") with a liquidation preference of $1,000 per share. Nextel received approximately $727.9 million in net cash proceeds from the sale of the Series E Preferred Stock. Dividends on the Series E Preferred Stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at the sole option of Nextel, in additional shares of Series E Preferred Stock. The Series E Preferred Stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after February 15, 2003 at specified redemption prices. Up to 35% of the Series E Preferred Stock may be redeemed on or prior to February 15, 2001, in whole or in part, at the option of Nextel in certain circumstances, at 111.125% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Common Stock. The Series E Preferred Stock is also exchangeable, in whole but not in part, at the option of Nextel at any time after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

     COMMON STOCK RESERVED FOR ISSUANCE -- As of December 31, 1997, the Company had reserved Common Stock for future issuance as detailed below.

Class A Preferred Stock conversion rights...................   23,718,000
Warrants and non-employee options outstanding...............   55,818,700
Employee options outstanding................................   15,204,500
Employee options available for grant........................    4,170,500
Deferred and restricted shares..............................    1,077,300
Employee Stock Purchase Plan................................    4,713,600
Acquisitions................................................    9,943,100
                                                              -----------
Total.......................................................  114,645,700
                                                              ===========

     ISSUANCES OF COMMON STOCK AND OPTIONS -- In July 1995, the Company consummated a securities purchase agreement with Digital Radio LLC, an affiliate of Craig O. McCaw ("the McCaw Investor") (the "McCaw Securities Purchase Agreement" or the "McCaw Transaction") pursuant to which the McCaw Investor purchased for an aggregate price of $300.0 million, units consisting of approximately 8.2 million shares of Class A Preferred Stock and 82 shares of Class B Preferred Stock. The shares of Class A Preferred Stock are convertible into approximately 24.5 million shares of Common Stock and are redeemable under certain circumstances solely at the Company's option. The Class A Preferred Stock only pays dividends under certain limited circumstances. In addition, pursuant to three separate option agreements, the McCaw Investor obtained the right to purchase for cash up to 35.0 million shares of Common Stock at exercise prices ranging from $15.50 to $21.50 per share for periods of two to six years. In April 1995, the McCaw Investor purchased approximately 1.2 million shares of Common Stock for an aggregate purchase price of approximately $14.9 million ($12.6 million net of applicable expenses attributable to both such initial investment and the additional investments described above).

     Pursuant to the McCaw Securities Purchase Agreement, the McCaw Investor was granted antidilutive rights with respect to certain Nextel public or private share issuances. Upon the issuance of shares in

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

connection with an acquisition, in November 1996 the McCaw Investor exercised its antidilutive rights, which resulted in the sale of 373,846 treasury shares of Common Stock to the McCaw Investor for $6.5 million.

     On July 28, 1997, the McCaw Investor exercised in full the outstanding option that was scheduled to expire on that date (the "First Option") to purchase 15.0 million shares of Common Stock for an aggregate purchase price of $232.5 million (the "McCaw Option Proceeds"). In connection with the exercise of the First Option, the McCaw Investor also agreed to provide up to $50.0 million in debt financing (subject to certain conditions) to Nextel (the "McCaw Investor Borrowings"). At the present time, however, Nextel is not taking steps to meet the conditions to access the McCaw Investor Borrowings.

     On November 4, 1997, the McCaw Investor exercised its right to convert 257,284 shares of Class A Preferred Stock into 771,852 shares of Common Stock.

     In connection with the McCaw Transaction, the Company also entered into a management support agreement with Eagle River, Inc. ("Eagle River"), an affiliate of the McCaw Investor, to provide management and consulting services from time to time as requested. In consideration for these services, the Company entered into an incentive option agreement granting Eagle River an option to purchase an aggregate of up to 1.0 million shares of Common Stock at an exercise price of $12.25 per share, exercisable over five years. For the years ended December 31, 1997, 1996 and 1995 approximately $4.6 million, $1.8 million and $0.9 million of compensation expense was charged to operations in connection with these agreements. During the years ended December 31, 1997, 1996, and 1995 the Company paid Eagle River approximately $504,000, $348,000 and $247,000 under the terms of this agreement for reimbursement of expenses.

     In connection with the agreements relating to the commitment to exercise the First Option, Nextel reached an agreement with an affiliate of Mr. McCaw (such affiliate, the "Purchaser"), pursuant to which the Purchaser acquired, for an aggregate purchase price of $25.0 million, an option, in replacement of the Comcast Option (as defined below), to purchase 25.0 million shares of Common Stock (the "New Option"), 15.0 million of which are purchasable at an exercise price of $16.00 per share and the remaining 10.0 million of which are purchasable at an exercise price of $18.00 per share, at any time through July 28, 1998. The New Option, and any shares of Common Stock issued upon exercise thereof, are transferable, subject to certain limitations.

     In 1992, the Company entered into a Stock Purchase Agreement (the "Comcast Agreement") and related Option Agreement as amended and restated as of September 11,1995, (the "Comcast Option"), with Comcast Corporation and/or its wholly-owned subsidiary, Comcast FCI, Inc. ("CFCI") (collectively, "Comcast"). Under the terms of the Comcast Option, Comcast was granted a five-year option to acquire 25.0 million shares of Common Stock at an exercise price of $16.00 per share. The purchase price for the Comcast Option was paid in the form of a $20.0 million five-year promissory note which accrued interest at 5% per annum. On July 18, 1995, Comcast repaid the $20.0 million note, plus accrued interest.

     Pursuant to the Comcast Agreement, Comcast was granted certain rights to purchase additional shares of Common Stock upon any public or private issuances of such shares by the Company as specified in the Comcast Agreement (the "Comcast Purchase Right"). On May 1, 1995, Comcast exercised its right to purchase shares in connection with the Dial Page Transaction (see Note 2). On February 9, 1996, Comcast purchased approximately 8.2 million shares of Common Stock for approximately $99.9 million, pursuant to Comcast's exercise of its antidilutive rights with respect to the Dial Page Transaction.

     On March 20, 1997, USFC purchased from CFCI, CFCI's rights pursuant to the Comcast Option for an aggregate purchase price of $25.0 million in cash.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     WARRANTS AND NON-EMPLOYEE OPTIONS -- The following is a summary of issued and outstanding warrants and non-employee options for the purchase of Common
Stock:

                                                           SHARES               PRICE
                                                         -----------   ------------------------
Issued and outstanding, December 31, 1994..............   32,614,485       $ 0.001 - $16.00
Issued.................................................   36,000,000        12.25  -  21.50
Acquired...............................................      497,139                  17.64
Exercised..............................................     (580,000)        0.001 -   2.00
                                                         -----------       -------   ------
Issued and outstanding, December 31, 1995..............   68,531,624         2.00  -  21.50
Acquired...............................................    2,160,067        12.14  -  43.16
                                                         -----------       -------   ------
Issued and outstanding, December 31, 1996..............   70,691,691         2.00  -  43.16
Granted................................................   25,068,276        15.13  -  18.00
Acquired...............................................      151,539        20.09  -  56.95
Repurchased............................................  (25,000,000)                 16.00
Exercised..............................................  (15,092,816)        2.00  -  15.50
                                                         -----------       -------   ------
Issued and outstanding, December 31, 1997..............   55,818,690       $ 2.00  - $56.95
                                                         ===========       =======   ======
Exercisable, December 31, 1997.........................   55,218,690       $ 2.00  - $56.95
                                                         ===========       =======   ======

11.  STOCK AND EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OPTION PLANS -- The Company's Incentive Equity Plan (the "Plan") provides for the issuance of up to 24.0 million shares of Common Stock to officers and key employees. Generally, options outstanding under the Company's stock option plan: (1) are granted at prices equal to or exceeding the market value of the stock on the grant date; (2) vest ratably over either a four or five year service period; and (3) expire ten years subsequent to award.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Plan activity is as follows:

                                                                                         WEIGHTED
                                                                      OPTION             AVERAGE
                                                SHARES             PRICE RANGE       EXERCISE PRICE
                                              ----------       -------------------   --------------
Outstanding, December 31, 1994..............   5,457,621         $ 1.25 - $40.75        $17.47
Granted.....................................   3,246,050          13.50 -  36.75         23.52
Acquired....................................   1,382,835           2.82 -  19.09         11.34
Canceled....................................    (141,417)          3.50 -  40.25         21.59
Exercised...................................    (728,766)          1.25 -  15.00          2.79
                                              ----------         ------   ------        ------
Outstanding, December 31, 1995..............   9,216,323           1.25 -  40.75         18.60
Granted.....................................   5,332,995          13.50 -  19.75         15.64
Acquired....................................   2,198,192          10.28 -  42.97         12.77
Canceled....................................  (2,969,568)          1.75 -  40.25         17.11
Exercised...................................  (1,522,873)          1.25 -  15.00          7.39
                                              ----------         ------   ------        ------
Outstanding, December 31, 1996..............  12,255,069           1.75 -  42.97         16.50
Granted.....................................   6,087,340          13.88 -  26.94         15.78
Acquired....................................     200,240          17.88 -  64.82         23.83
Canceled....................................    (787,617)          2.82 -  40.25         16.95
Exercised...................................  (2,550,543)          1.75 -  20.12          9.51
                                              ----------         ------   ------        ------
Outstanding, December 31, 1997..............  15,204,489         $ 1.75 - $64.82        $17.32
                                              ==========         ======   ======        ======
Exercisable, December 31, 1997..............   4,500,801         $ 1.75 - $64.82        $17.41
                                              ==========         ======   ======        ======

     Following is a summary of the status of employee stock options outstanding at December 31, 1997:

                               OUTSTANDING   OUTSTANDING                   EXERCISABLE
   EXERCISE      OUTSTANDING    WEIGHTED       AVERAGE     EXERCISABLE   WEIGHTED AVERAGE
     PRICE        NUMBER OF       LIFE        EXERCISE      NUMBER OF        EXERCISE
     RANGE         SHARES       REMAINING       PRICE        SHARES           PRICE
---------------  -----------   -----------   -----------   -----------   ----------------
 $1.75 - $7.00      929,915        2.8         $ 5.17         895,379         $ 5.23
 10.28 - 13.93    1,554,202        6.3          12.96         849,986          12.40
 14.01 - 16.58    9,589,538        8.6          15.12       1,495,031          14.89
 17.00 - 20.12    1,084,140        8.3          18.44         310,919          18.51
 23.47 - 26.94      600,114        8.5          25.26         200,381          24.29
 30.75 - 64.82    1,446,580        5.9          40.28         749,105          40.37
                 ----------                                 ---------
                 15,204,489        7.7         $17.32       4,500,801         $17.41
                 ==========                                 =========

     The Plan also provides for the grant of deferred shares at no cost to the participants in consideration of services performed. Generally, these deferred shares vest over a three-year period. An accelerated vesting schedule may be triggered in the event of a change in control of the Company. During the years ended December 31, 1996 and 1995, the Company granted 1,100,000, and 77,000 deferred shares having a weighted-average fair value at grant date of $16.28 and $13.37 per share, respectively. Compensation expense of $5.6 million, $4.2 million and $1.7 million has been recognized in relation to the deferred share grants for the years ended December 31, 1997, 1996 and 1995, respectively.

     EMPLOYEE STOCK PURCHASE PLAN -- Under the 1996 Employee Stock Purchase Plan ("ESPP"), eligible employees may subscribe to purchase shares of Common Stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code). A total

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of 5.0 million shares are available for purchase under the plan. The ESPP will terminate on the tenth anniversary of its adoption. During 1997 and 1996, 279,045 and 7,360 treasury shares were issued pursuant to the ESPP at a weighted average price per share of $12.813 and $15.725, respectively.

     FAIR VALUE OF EMPLOYEE OPTION AND ESPP GRANTS -- In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1997, 1996 and 1995, consistent with the provisions of SFAS 123, the Company's loss and loss per common share attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                        YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1997         1996        1995
                                                   -----------   ---------   ---------
Loss attributable to common stockholders (in
  thousands):
  As reported....................................  $(1,642,973)  $(556,020)  $(331,165)
                                                   ===========   =========   =========
  Pro forma......................................  $(1,685,065)  $(570,467)  $(337,271)
                                                   ===========   =========   =========
Basic and diluted loss per common share
  attributable to common stockholders:
  As reported....................................  $     (6.59)  $   (2.50)  $   (2.31)
                                                   ===========   =========   =========
  Pro forma......................................  $     (6.76)  $   (2.56)  $   (2.35)
                                                   ===========   =========   =========
Weighted average fair value of options granted...  $     10.91   $   10.56   $   14.79
                                                   ===========   =========   =========

     The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts. SFAS 123 does not apply to awards granted prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                           1997          1996          1995
                                        -----------   -----------   -----------
Expected stock price volatility.......      53%           55%           55%
Risk-free interest rate...............  6.0% - 7.1%   5.7% - 7.1%   5.7% - 7.1%
Expected life of options..............    8 years       8 years       8 years
Expected dividend yield...............     0.00%         0.00%         0.00%

     The Company's stock options are non-transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of weekly closing prices of the Company's stock from its initial offering date to the present. The risk-free rate of return used equals the yield on 10-year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

     NEXTEL INTERNATIONAL PLANS -- On June 23, 1997, Nextel International's board of directors adopted the 1997 Nextel International Employee Stock Option Plan (the "Nextel International Plan"), under which certain of Nextel International's employees participate. Generally, options outstanding under the Nextel

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

International Plan (1) are granted at fair value, based on periodic valuations of Nextel International using industry valuation techniques; (2) vest ratably over a four-year service period; and (3) expire ten years subsequent to award.

     On November 1, 1996, Nextel International adopted a Stock Appreciation Rights Plan (the "SAR Plan"), which was effective as of November 1, 1995, whereby selected employees and agents of Nextel International were granted rights (not an equity interest) to share in the future appreciation in the value of Nextel International. Nextel International retroactively granted 1,140,000 rights under the SAR plan, at an exercise price of $10.00 per right, on dates ranging from October 1, 1995 to December 31, 1996, with vesting periods of four years.

     In connection with adoption of the Nextel International Plan, Nextel International's board of directors approved a plan to terminate the SAR Plan. Each holder of previously granted SARs has been given the option to exchange the rights for stock options to be granted under the Nextel International Plan.

     As of December 31, 1997 and 1996, there were 25,000 and 1,240,000 rights outstanding, respectively, none of which were exercisable under the terms of the SAR Plan. Nextel International had no commitment to make payments under the plan at December 31, 1997 and no compensation expense had been recognized for the years ended December 31, 1997, 1996, and 1995.

     EMPLOYEE BENEFIT PLAN -- The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a matching contribution of $0.50 for every $1.00 contributed by the employee up to 4% of each employee's salary. Such contributions were approximately $3.3 million, $2.0 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had no other pension or postemployment benefit plans.

12.  RELATED PARTY TRANSACTIONS

     Pursuant to the equipment purchase agreements between Nextel and Motorola, Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets (such equipment purchase agreements, as amended, being referred to herein as the "Equipment Purchase Agreements"). The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern Nextel's rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola. Nextel has, among other things, agreed (subject to certain conditions) to purchase and install iDEN equipment during the four-year and six-year periods beginning on August 4, 1994 sufficient to cover 70% and 85%, respectively, of the United States population. In addition, Nextel has agreed to deploy Reconfigured iDEN technology and, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year.

     During the years ended December 31, 1997, 1996 and 1995, the Company purchased approximately $1,086.1 million, $490.8 million and $217.2 million, respectively, for infrastructure and other equipment, handsets, warranties, rent and services from Motorola. At December 31, 1997 and 1996, amounts payable to Motorola, classified within accounts payable, accrued expense and other, approximated $104.9 million and $61.0 million, respectively.

     In June 1996, the Company completed the acquisition of certain 800 MHz trunked SMR systems located in Hawaii from Motorola for approximately $5.4 million in cash.

     In January 1998, an affiliate of the McCaw Investor sold an aircraft to an unrestricted subsidiary of the Company for approximately $8.2 million in cash and 50,000 shares of Common Stock.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FIRST      SECOND       THIRD      FOURTH
                                          ---------   ---------   ---------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
----------------------------------------
Revenues................................  $ 110,676   $ 145,938   $ 207,224   $ 275,059
Operating loss..........................   (190,064)   (215,035)   (256,009)   (276,712)
Income tax (benefit) provision..........    (39,436)    (46,494)    (39,472)    384,128
Loss before extraordinary item and
  preferred stock dividends.............   (220,850)   (261,623)   (306,134)   (779,460)
Loss attributable to common
  stockholders..........................   (220,850)   (261,623)   (318,956)   (841,544)
Loss per share before extraordinary item
  attributable to common stockholders...  $   (0.93)  $   (1.08)  $   (1.26)  $   (3.01)
Extraordinary item, net of income tax...         --          --          --       (0.17)
                                          ---------   ---------   ---------   ---------
Basic and diluted loss per share
  attributable to common stockholders...  $   (0.93)  $   (1.08)  $   (1.26)  $   (3.18)
                                          =========   =========   =========   =========
1996
----------------------------------------
Revenues................................  $  68,318   $  77,619   $  91,040   $  95,961
Operating loss..........................   (146,944)   (160,420)   (159,638)   (178,864)
Income tax (benefit)....................    (71,022)    (81,128)    (64,794)    (90,248)
Loss attributable to common
  stockholders..........................   (118,718)   (130,028)   (148,883)   (158,391)
Basic and diluted loss per share
  attributable to common stockholders...      (0.56)      (0.58)      (0.66)      (0.70)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

     Significant fourth quarter adjustments are described in Notes 1, 6 and 8.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                 1997         1996
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    3,678   $    8,837
  Other receivables.........................................         402           15
  Prepaids and other current assets.........................       2,431        4,446
                                                              ----------   ----------
          Total current assets..............................       6,511       13,298
PROPERTY, PLANT AND EQUIPMENT, net..........................      42,189        6,028
INTANGIBLE ASSETS, net......................................         536        4,541
DEFERRED INCOME TAXES.......................................      61,964       71,110
INVESTMENTS IN SUBSIDIARIES.................................   5,471,191    3,404,889
DUE FROM SUBSIDIARIES.......................................          --    1,309,583
OTHER ASSETS................................................     204,424      123,270
                                                              ----------   ----------
                                                              $5,786,815   $4,932,719
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other..............  $   48,941   $   81,090
  Current portion of long-term debt.........................         883          951
                                                              ----------   ----------
          Total current liabilities.........................      49,824       82,041
DUE TO SUBSIDIARIES.........................................      28,694           --
LONG-TERM DEBT..............................................   3,266,758    2,042,540
COMMITMENTS AND CONTINGENCIES
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2009......................................................     529,119           --
STOCKHOLDERS' EQUITY........................................   1,912,420    2,808,138
                                                              ----------   ----------
                                                              $5,786,815   $4,932,719
                                                              ==========   ==========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                              1997         1996        1995
                                                           -----------   ---------   ---------
OPERATING EXPENSES
  Selling, general and administrative....................  $   141,962   $  80,559   $  28,293
  Expenses related to corporate reorganization...........           --          --       6,379
  Depreciation and amortization..........................        3,608       2,122       1,770
                                                           -----------   ---------   ---------
                                                               145,570      82,681      36,442
                                                           -----------   ---------   ---------
OTHER INCOME (EXPENSE)
  Interest expense.......................................     (276,012)   (202,035)   (116,034)
  Interest income ($125,293, $131,997 and $96,485
     intercompany).......................................      127,651     144,057     113,501
  Intercompany management fee............................      141,962      80,559      23,413
  Equity in net losses of subsidiaries...................   (1,403,107)   (532,483)   (361,805)
  Other..................................................          501          49         (30)
                                                           -----------   ---------   ---------
                                                            (1,409,005)   (509,853)   (340,955)
                                                           -----------   ---------   ---------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM.....................................   (1,554,575)   (592,534)   (377,397)
INCOME TAX PROVISION (BENEFIT)...........................       13,492     (36,514)    (46,232)
                                                           -----------   ---------   ---------
LOSS BEFORE EXTRAORDINARY ITEM...........................   (1,568,067)   (556,020)   (331,165)
EXTRAORDINARY ITEM -- LOSS ON EARLY RETIREMENT OF DEBT,
  NET OF INCOME TAX OF $0................................      (45,787)         --          --
                                                           -----------   ---------   ---------
NET LOSS.................................................   (1,613,854)   (556,020)   (331,165)
REDEEMABLE PREFERRED STOCK DIVIDENDS.....................      (29,119)         --          --
                                                           -----------   ---------   ---------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.................  $(1,642,973)  $(556,020)  $(331,165)
                                                           ===========   =========   =========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                              1997         1996        1995
                                                           -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(1,613,854)  $(556,020)  $(331,165)
  Adjustment to reconcile net loss to net cash provided
     by used in operating activities.....................      377,609     234,524     329,526
                                                           -----------   ---------   ---------
          Net cash used in operating activities..........   (1,236,245)   (321,496)     (1,639)
                                                           -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliates..............     (346,338)   (123,244)   (335,399)
  Payments for acquisitions, net of cash acquired........       (6,100)     73,183     (48,577)
  Capital expenditures...................................      (35,281)     (5,951)       (925)
  Decrease in marketable securities......................           --      65,692     102,616
                                                           -----------   ---------   ---------
          Net cash (used in) provided by investing
            activities...................................     (387,719)      9,680    (282,285)
                                                           -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities............................    1,200,276          --          --
  Issuance of preferred stock............................      500,000          --     300,000
  Retirement of debt securities..........................     (283,288)         --          --
  Other long-term (repayments) borrowings, net...........         (949)      1,969        (611)
  Consent solicitation proceeds..........................       63,456          --          --
  Deferred financing costs...............................     (118,694)         --          --
  Issuance of common stock and options...................      281,904     114,636      16,112
  Option repurchase......................................      (25,000)         --          --
  Notes receivable from stockholders.....................        1,100          --         227
                                                           -----------   ---------   ---------
          Net cash provided by financing activities......    1,618,805     116,605     315,728
                                                           -----------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....       (5,159)   (195,211)     31,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........        8,837     204,048     172,244
                                                           -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $     3,678   $   8,837   $ 204,048
                                                           ===========   =========   =========

    The accompanying notes are an integral part of these condensed financial statements.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. For accounting policies and other information including the meaning of capitalized terms, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2. The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3. The parent company income tax provision (benefit) represents the difference between taxes computed on a consolidated basis and taxes calculated by the subsidiaries on a separate return basis.

4. Effective October 9, 1997, the parent company assigned and transferred to a wholly-owned subsidiary all of the parent company's right, title and interest in and to accounts receivable and intercompany accounts now owing, or in the future owing, to the parent company from each of the subsidiaries designated as restricted under the Nextel Indentures. All assignments and transfers of such intercompany accounts were recorded as a contribution to capital to the extent of the amount of the accounts receivable and intercompany accounts assigned and transferred.

5. The parent company has an agreement with each of its wholly-owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services. The fees charged to the subsidiaries for the performance of administrative services totaled approximately $142.0 million, $80.6 million and $23.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

6. Subsequent to December 31, 1997, the parent company transferred its 15.7% equity interest in Clearnet Communications Inc. to Nextel International as a condition to the 1998 NI Notes offering. The investment is recorded at fair market value with a balance of $77.1 million at December 31, 1997.

7. Certain prior year amounts have been reclassified to conform with the current presentation.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT   CHARGED TO     CHARGED
                                         BEGINNING    COSTS AND     TO OTHER                   BALANCE AT
                                         OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS   END OF PERIOD
                                         ----------   ----------   -----------   ----------   -------------
Year Ended December 31, 1997
  Allowance for Doubtful Accounts......   $10,774      $55,623       $7,118       $(16,925)      $56,590
                                          =======      =======       ======       ========       =======
Year Ended December 31, 1996
  Allowance for Doubtful Accounts......   $ 5,232      $ 6,968       $2,477       $ (3,903)      $10,774
                                          =======      =======       ======       ========       =======
Year Ended December 31, 1995
  Allowance for Doubtful Accounts......   $ 1,823      $ 1,936       $2,538       $ (1,065)      $ 5,232
                                          =======      =======       ======       ========       =======

---------------
(1) Primarily allowances of acquired companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McLean, Commonwealth of Virginia.

                                          NEXTEL COMMUNICATIONS, INC.

                                          By:    /s/ STEVEN M. SHINDLER
                                            ------------------------------------
March 30, 1998                              Steven M. Shindler
                                            Vice President and Chief Financial
                                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below.

             SIGNATURE                                               TITLE
             ---------                                               -----

       /s/ DANIEL F. AKERSON              Chairman of the Board and Chief Executive Officer
-----------------------------------       (Principal Executive Officer)
         Daniel F. Akerson

      /s/ TIMOTHY M. DONAHUE              President, Chief Operating Officer and Director
-----------------------------------
        Timothy M. Donahue

      /s/ STEVEN M. SHINDLER              Vice President and Chief Financial Officer
-----------------------------------       (Principal Financial Officer)
        Steven M. Shindler

       /s/ WILLIAM G. ARENDT              Vice President and Controller
-----------------------------------       (Principal Accounting Officer)
         William G. Arendt

       /s/ MORGAN E. O'BRIEN              Vice Chairman of the Board
-----------------------------------
         Morgan E. O'Brien

          /s/ KEITH BANE                  Director
-----------------------------------
            Keith Bane

        /s/ CRAIG O. MCCAW                Director
-----------------------------------
          Craig O. McCaw

       /s/ KEISUKE NAKASAKI               Director
-----------------------------------
         Keisuke Nakasaki

       /s/ MASAAKI TORIMOTO               Director
-----------------------------------
         Masaaki Torimoto

      /s/ DENNIS M. WEIBLING              Director
-----------------------------------
        Dennis M. Weibling

    /s/ WILLIAM E. CONWAY, JR.            Director
-----------------------------------
      William E. Conway, Jr.

       /s/ FRANK M. DRENDEL               Director
-----------------------------------
         Frank M. Drendel

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
 3.1.1       Restated Certificate of Incorporation of Nextel (filed on
             July 31, 1995 as Exhibits No. 4.1.1 and 4.1.2 to Nextel's
             Post-Effective Amendment No. 1 on Form S-8 to Registration
             Statement No. 33-91716 on Form S-4 (the "Nextel S-8
             Registration Statement") and incorporated herein by
             reference).
 3.1.2       Certificate of Designation of the Powers, Preferences and
             Relative, Participating, Optional and Other Special Rights
             of 13% Series D Exchangeable Preferred Stock and
             Qualifications, Limitations and Restrictions Thereof (filed on July 21, 1997 as Exhibit 4.1 to the Current Report on
             Form 8-K dated on July 21, 1997 and incorporated herein by reference).
 3.1.3       Certificate of Designation of the Powers, Preferences and
             Relative, Participating, Optional and Other Special Rights
             of 11.125% Series E Exchangeable Preferred Stock and
             Qualifications, Limitations and Restrictions Thereof (filed on February 12, 1998 as Exhibit 4.1 to the Current Report on
             Form 8-K dated on February 11, 1998 (the "February 11 Form
             8-K") and incorporated herein by reference).
 3.2         Amended and Restated By-Laws of Nextel (filed on July 31,
             1995 as Exhibit No. 4.2 to the Nextel S-8 Registration
             Statement and incorporated herein by reference).
 4.1         Restated Certificate of Incorporation of Nextel (see
             Exhibits No. 3.1.1 through 3.1.3 above).
 4.2         Amended and Restated By-Laws of Nextel (see Exhibit No. 3.2
             above).
 4.3.1       Indenture between Old Nextel and The Bank of New York, as
             Trustee, dated August 15, 1993 (the "August Indenture")
             (filed on December 23, 1993 as Exhibit 4.13 to Old Nextel's
             Registration Statement No. 33-73388 on Form S-4 and
             incorporated herein by reference).
 4.3.2       Form of Note issued pursuant to the August Indenture
             (included in Exhibit No. 4.3.1).
 4.3.3       Supplemental Indenture, dated as of June 30, 1995, to the
             August Indenture between Nextel and The Bank of New York
             (filed on November 14, 1995 as Exhibit 4.1 to Nextel's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995 (the "November 14 Form 10-Q") and
             incorporated herein by reference).
 4.3.4       Second Supplemental Indenture, dated as of July 28, 1995, to the August Indenture between ESMR, Inc. (now known as
             Nextel), as Successor by Merger to Nextel and The Bank of
             New York (relating to the August Indenture) (filed on
             November 14, 1995 as Exhibit 4.3 to the November 14 Form
             10-Q and incorporated herein by reference).
 4.3.5       Third Supplemental Indenture, dated as of June 13, 1997, to the August Indenture between Nextel Communications, Inc. and
             The Bank of New York, as Trustee (filed on June 17, 1997 as
             Exhibit 4.1 to the Current Report on Form 8-K dated June 13,
             1997 (the "June 13 Form 8-K") and incorporated herein by
             reference).
 4.4.1       Indenture between Old Nextel and the Bank of New York, as
             Trustee, dated as of February 15, 1994 (the "February
             Indenture") (filed on March 1, 1994 as Exhibit 4.1 to Old
             Nextel's Current Report on Form 8-K dated February 16, 1994 and incorporated herein by reference).
 4.4.2       Form of Note issued pursuant to the February Indenture
             (included in Exhibit 4.4.1).
 4.4.3       Supplemental Indenture dated as of June 30, 1995 to the
             February Indenture between Old Nextel and The Bank of New
             York (filed on November 14, 1995 as Exhibit 4.2 to the
             November 14 Form 10-Q and incorporated herein by reference).
 4.4.4       Second Supplemental Indenture, dated as of July 28, 1995, to the February Indenture between ESMR, Inc. (now known as
             Nextel), as Successor by Merger to Old Nextel and The Bank
             of New York (relating to the February Indenture) (filed on
             November 14, 1995 as Exhibit 4.4 to the November 14 Form
             10-Q and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
 4.4.5       Third Supplemental Indenture, dated as of June 13, 1997, to the February Indenture between Nextel Communications, Inc., and The Bank of New York, as Trustee (filed on June 17, 1997 as Exhibit 4.2 to the June 13 Form 8-K and incorporated
             herein by reference).
 4.5.1       Indenture for Senior Redeemable Discount Notes due 2004,
             dated as of January 13, 1994, between OneComm Corporation
             (formerly called CenCall Communications Corp.) and The Bank of New York (the "OneComm Indenture") (filed on June 7, 1995 as Exhibit 99.2 to Nextel's Registration Statement No.
             33-93182 on Form S-4 (the "OneComm S-4 Registration
             Statement") and incorporated herein by reference).
 4.5.2       Form of Note issued pursuant to the OneComm Indenture
             (included in Exhibit 4.5.1).
 4.5.3       Supplemental Indenture, dated as of June 30, 1995, to the
             OneComm Indenture between OneComm Corporation (formerly
             called CenCall Communications Corp.) and The Bank of New
             York (filed on November 14, 1995 as Exhibit 10.12 to the
             November 14 Form 10-Q and incorporated herein by reference).
 4.5.4       Second Supplemental Indenture, dated as of July 28, 1995, to the OneComm Indenture between Nextel (formerly known as
             ESMR, Inc.), as successor to OneComm Corporation and The
             Bank of New York (filed on November 14, 1995 as Exhibit
             10.13 to the November 14 Form 10-Q and incorporated herein by reference).
 4.5.5       Third Supplemental Indenture, dated as of June 13, 1997, to the OneComm Indenture between Nextel and The Bank of New
             York (filed on June 17, 1997 as Exhibit 4.5 to the June 13
             Form 8-K and incorporated herein by reference).
 4.6.1       Indenture for Senior Redeemable Discount Notes due 2004,
             dated as of April 25,1994, between Dial Call Communications,
             Inc. and The Bank of New York (the "Dial Call 2004
             Indenture") (filed on June 7, 1995 as Exhibit 99.4 to the
             OneComm S-4 Registration Statement and incorporated herein by reference).
 4.6.2       Form of Note issued pursuant to the Dial Call 2004 Indenture
             (included in Exhibit 4.6.1).
 4.6.3       Supplemental Indenture, dated as of August 7, 1995, to the
             Dial Call 2004 Indenture between Dial Call Communications,
             Inc. and The Bank of New York (filed on December 5, 1995 as
             Exhibit 99.3 to the Nextel's Registration Statement No.
             33-80021 on Form S-4 (the "Dial Page S-4 Registration
             Statement") and incorporated herein by reference).
 4.6.4       Second Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2004 Indenture between Dial Page, Inc. (as successor to Dial Call Communications, Inc.) and The Bank of
             New York (filed on April 1, 1996 as Exhibit 4.26 to Nextel's
             Annual Report on Form 10-K for the year ended December 31,
             1995 (the "1995 Form 10-K") and incorporated herein by
             reference).
 4.6.5       Third Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2004 Indenture between Nextel (as successor to Dial Page, Inc.) and The Bank of New York (filed on April
             1, 1996 as Exhibit 4.27 to the 1995 Form 10-K and
             incorporated herein by reference).
 4.6.6       Fourth Supplemental Indenture, dated as of June 13, 1997, to the Dial Call 2004 Indenture between Nextel and The Bank of
             New York (filed on June 17, 1997 as Exhibit 4.3 to the June
             13 Form 8-K and incorporated herein by reference).
 4.7.1       Indenture for Senior Discount Notes due 2005, dated as of
             December 22, 1993, between Dial Call Communications, Inc.
             and The Bank of New York (the "Dial Call 2005 Indenture")
             (filed as Exhibit 99.3 to the OneComm S-4 Registration
             Statement and incorporated herein by reference).
 4.7.2       Form of Note issued pursuant to the Dial Call 2005 Indenture
             (included in Exhibit 4.7.1).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
 4.7.3       Supplemental Indenture, dated as of April 25, 1994, to the
             Dial Call 2005 Indenture between Dial Call Communications,
             Inc. and The Bank of New York (filed on April 1, 1996 as
             Exhibit 4.29 to the 1995 Form 10-K and incorporated herein by reference).
 4.7.4       Supplemental Indenture, dated as of June 30, 1995, to the
             Dial Call 2005 Indenture between Dial Call Communications,
             Inc. and The Bank of New York (filed on December 5, 1995 as
             Exhibit 99.4 to the Dial Page S-4 Registration Statement and
             incorporated herein by reference).
 4.7.5       Third Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2005 Indenture between Dial Page Inc. (as successor to Dial Call Communications, Inc.) and The Bank of
             New York (filed on April 1, 1996 as Exhibit 4.31 to the 1995
             Form 10-K and incorporated herein by reference).
 4.7.6       Fourth Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2005 Indenture between Nextel (as successor to Dial Page, Inc.) and The Bank of New York (filed on April
             1, 1996 as Exhibit 4.32 to the 1995 Form 10-K and
             incorporated herein by reference).
 4.7.7       Fifth Supplemental Indenture, dated as of June 13, 1997, to the Dial Call 2005 Indenture between Nextel and The Bank of
             New York (filed on June 17, 1997 as Exhibit 4.4 to the June
             13 Form 8-K and incorporated herein by reference).
 4.8.1       Indenture for Senior Discount Notes due 2007, dated as of
             March 6, 1997, between McCaw International, Ltd. (now known as Nextel International) and The Bank of New York, as
             Trustee (the "NI 2007 Indenture") (filed on March 31, 1997 as Exhibit 4.24 to Nextel's Annual Report on Form 10-K for
             the year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference).
 4.8.2       Form of Note issued pursuant to the NI 2007 Indenture
             (included in Exhibit 4.8.1).
 4.8.3       Warrant Agreement, dated as of March 6, 1997, between McCaw
             International, Ltd. and The Bank of New York (filed on March
             31, 1997 as Exhibit 4.26 to the 1996 Form 10-K and
             incorporated herein by reference).
 4.9.1       Indenture dated September 17, 1997 between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee (the "September 1997 Indenture"), relating to
             Nextel's 10.65% Senior Redeemable Discount Notes due 2007
             (filed on September 22, 1997 as Exhibit 4.1 to Nextel's
             Current Report on Form 8-K dated September 22, 1997 and
             incorporated herein by reference).
 4.9.2       Form of Note issued pursuant to the September 1997 Indenture
             (included in Exhibit 4.9.1).
 4.10.1      Indenture dated as of October 22, 1997 between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee (the "October 1997 Indenture"), relating to Nextel's
             9.75% Senior Serial Redeemable Discount Notes due 2007
             (filed on October 23, 1997 as Exhibit 4.1 to Nextel's
             Current Report on Form 8-K dated October 23, 1997 and
             incorporated herein by reference).
 4.10.2      Form of Note issued pursuant to the October 1997 Indenture
             (included in Exhibit 4.10.1).
 4.11.1      Indenture dated as of February 11, 1998, between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee, (the "February 1998 Indenture") relating to
             Nextel's Senior Serial Redeemable Discount Notes due 2008
             (filed on February 12, 1998 as Exhibit 4.2 to the February
             11 Form 8-K and incorporated herein by reference).
 4.11.2      Form of Note issued pursuant to the February 1998 Indenture
             (included in Exhibit 4.11.1).
 4.12        Credit Agreement dated as of March 12, 1998 among Nextel,
             NFC, the Restricted Companies party thereto, the Lenders
             party thereto, Toronto Dominion (Texas) Inc., as
             Administrative Agent, and The Chase Manhattan Bank as
             Collateral Agent (filed as Exhibit 4.12 hereto).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
10.1         Amended and Restated Current Stock Unit Purchase Warrant No.
             CM-1 dated June 15, 1990 issued by Old Nextel to Chase
             Manhattan Investment Holdings, Inc. (filed on October 17,
             1991 as Exhibit 10.8 to the Registration Statement No.
             33-43415 on Form S-1 (the "S-1 Registration Statement") and
             incorporated herein by reference).
10.2         Current Stock Unit Purchase Warrant No. CM-3 dated June 15,
             1990 issued by Old Nextel to Chase Manhattan Investment
             Holdings, Inc. (filed on October 17, 1991 as Exhibit 10.10 to the S-1 Registration Statement and incorporated herein by reference).
10.3         Current Stock Unit Purchase Warrant No. 2 dated January 29,
             1988 issued by Old Nextel to Kansallis-Osake-Pankki (filed on October 17, 1991 as Exhibit 10.12 to the S-1 Registration
             Statement and incorporated herein by reference).
10.4         Registration Rights Agreement dated as of June 15, 1990
             between Old Nextel and Chase Manhattan Investment Holdings,
             Inc. (filed on October 17, 1991 as Exhibit 10.21 to the S-1
             Registration Statement and incorporated herein by
             reference.)
10.5*        Letter Agreement between Motorola, Inc. and Old Nextel,
             dated as of November 4, 1991 (filed on November 15, 1991 as
             Exhibit 10.47 to the S-1 Registration Statement and
             incorporated herein by reference).
10.6.1*      Enhanced Specialized Mobile Radio System Purchase Agreement
             between Motorola, Inc and Old Nextel, dated as of November
             4, 1991 (filed on November 15, 1991 as Exhibit 10.48 to the
             S-1 Registration Statement and incorporated herein by
             reference).
10.6.2*      Amendment, dated August 4, 1994, to the Enhanced Specialized
             Mobile Radio System Equipment Purchase Agreement, between
             Old Nextel and Motorola, Inc., dated November 1, 1991, as
             amended and to the Letter Agreement, between Old Nextel and
             Motorola, dated November 4, 1991, as amended (collectively the "Equipment Purchase Agreements") (filed as Exhibit 10.02 to ESMR's Registration Statement No. 33-91716 on Form S-4
             (the "ESMR Form S-4 Registration Statement") and
             incorporated herein by reference).
10.6.3*      Second Amendment to Equipment Purchase Agreements, dated
             April 4, 1995, between Old Nextel and Motorola, Inc. (filed as Exhibit 10.03 to the ESMR Form S-4 Registration Statement
             and incorporated herein by reference).
10.6.4*      Amendment 004 to Enhanced Specialized Mobile Radio System
             Purchase Agreement, dated as of April 28, 1996, between
             Nextel and Motorola, Inc. (filed on July 5, 1996 as Exhibit
             99.1 to Nextel's Current Report on Form 8-K dated July 5,
             1996 and incorporated herein by reference).
10.6.5*      Nextel/Motorola Agreement (relating to equipment purchase):
             dated March 27, 1997, between Nextel and Motorola, Inc.
             (filed on May 14, 1997 as Exhibit 10.1 to Nextel's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997
             (the "March 31, 1997 Form 10-Q") and incorporated herein by reference.
10.6.6       Term Sheet For Debt Financing, dated as of March 26, 1997, between Nextel and Motorola, Inc. filed on March 31, 1997 as
             Exhibit 10.39 to the 1996 Form 10-K and incorporated by
             reference herein).
10.7.1       Agreement and Plan of Contribution and Merger, dated August
             4, 1994, as amended, by and among Old Nextel, Motorola,
             Inc., ESMR, Inc. (now known as Nextel), ESMR Sub, Inc. and
             Others (filed on April 28, 1995 as Exhibit 2.01 to the ESMR
             S-4 Registration Statement and incorporated herein by
             reference).
10.7.2       Registration Rights Agreement, dated July 28, 1995, by and between Nextel and Motorola (filed on November 14, 1995 as
             Exhibit 10.8 to the November 14 Form 10-Q and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
10.8.1       Warrant Agreement between Motorola, Inc. and Old Nextel,
             dated November 1, 1991 (filed on November 15, 1991 as
             Exhibit 10.53 to the S-1 Registration Statement and
             incorporated herein by reference).
10.8.2       Amendment, dated as of April 26, 1996, to Warrant Agreement between Motorola, Inc. and Nextel (f/k/a Fleet Call, Inc.)
             (filed on August 14, 1996 as Exhibit 10.2 to Nextel's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996 and incorporated herein by reference).
10.9         Technical Services Agreement, dated as of January 20, 1994, between Old Nextel and NTT America, Inc. (filed as Exhibit
             10.49 on June 8, 1994 to Old Nextel's Annual Report on Form
             10-K for the year ended March 31, 1994 and incorporated
             herein by reference).
10.10.1      Warrant Acquisition Agreement, dated as of July 14, 1993, by and between OneComm Corporation and The Chase Manhattan Bank
             (National Association), and Form of Stock Purchase Warrant
             (filed as Exhibit 10.42 to the OneComm S-1 Registration
             Statement and incorporated herein by reference).
10.10.2      Registration Rights Agreement, dated July 28, 1995, by and among Nextel, The Chase Manhattan Bank (National
             Association), Canadian Imperial Bank of Commerce and Fleet
             National Bank (filed on April 1, 1996 as Exhibit 10.57 to
             the 1995 Form 10-K and incorporated herein by reference).
10.11.1      Securities Purchase Agreement between Old Nextel, Digital
             Radio, L.L.C. and Craig O. McCaw, dated April 4, 1995 (filed on April 11, 1995 as Exhibit 2.1 to Old Nextel's Current
             Report on Form 8-K dated April 10, 1995 and incorporated
             herein by reference).
10.11.2      Incentive Option Agreement, dated April 4, 1995, between Old
             Nextel and Eagle River, Inc. (filed on April 11, 1995 as
             Exhibit 99.3 to Old Nextel's Current Report on Form 8-K
             dated April 10, 1995 and incorporated herein by reference).
10.11.3      Forms of Option Agreements dated April 6, 1995 between Old
             Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed on
             March 31, 1997 as Exhibit 10.26 to the 1996 Form 10-K and
             incorporated herein by reference).
10.11.4      Form of Registration Rights Agreement, dated July 28, 1995, by and among the Company and Digital Radio, L.L.C. (filed on
             March 31, 1997 as Exhibit 10.38 to the 1996 Form 10-K and
             incorporated by reference herein).
10.11.5      First Amendment to Registration Rights Amendment (amending that certain Registration Rights Agreement dated July 28,
             1995) by and among Nextel, Digital Radio, L.L.C., and Option
             Acquisition, L.L.C., dated as of June 18, 1997 (filed on
             July 9, 1997 as Exhibit 10.7 to Current Report on Form 8-K
             (the "July 9 Form 8-K") and incorporated herein by
             reference).
10.12        Option Exercise and Lending Commitment Agreement by and
             among Nextel and Digital Radio, L.L.C., dated as of June 16,
             1997 (filed on July 9, 1997 as Exhibit 10.1 to the July 9
             Form 8-K and incorporated herein by reference).
10.13.1      Option Purchase Agreement by and among Nextel, Unrestricted
             Subsidiary Funding Company and Option Acquisition, L.L.C.,
             dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit
             10.3 to the July 9 Form 8-K and incorporated herein by
             reference).
10.13.2      Option Agreement (First New Option) by and between Option
             Acquisition, L.L.C., and Nextel, dated as of June 18, 1997
             (filed on July 9, 1997 as Exhibit 10.4 to the July 9 Form
             8-K and incorporated herein by reference).
10.13.3      Option Agreement (Second New Option) by and between Option
             Acquisition, L.L.C., and Nextel, dated as of June 18, 1997
             (filed on July 9, 1997 as Exhibit 10.5 to the July 9 Form
             8-K and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
10.13.4      Registration Rights Agreement (Option Acquisition) by and
             among Nextel and Option Acquisition, L.L.C., dated as of
             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.6 to the
             July 9 Form 8-K and incorporated herein by reference).
10.14***     Form of Indemnification Agreement, and Exhibits thereto
             between Old Nextel and each of its directors (filed on June
             24, 1992 as Exhibit 10.56 to Old Nextel's Annual Report on
             Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.15***     Employment Agreement, dated as of March 26, 1992, between
             Old Nextel and Robert Foosaner (filed on May 27, 1993 as
             Exhibit 10.41 to Old Nextel's Annual Report on Form 10-K for
             the year ended March 31, 1993 and incorporated herein by
             reference).
10.16***     The Nextel Stock Option Plan (filed on December 21, 1992 as
             Exhibit 4(c) to Old Nextel's Registration Statement No.
             33-56080 on Form S-8 and incorporated herein by reference).
10.17.1***   Nextel Amended and Restated Incentive Equity Plan ("Nextel
             Plan") (filed on June 21, 1996 as Exhibit 4.3 to Nextel's
             Registration Statement No. 333-06521 on Form S-8 and
             incorporated herein by reference).
10.17.2***   Amendment No. 1, adopted March 28, 1997, to Nextel Plan
             (filed on March 31, 1997 as Exhibit 10.40 to the 1996 Form
             10-K and incorporated by reference herein).
10.18***     Nextel Associate Stock Purchase Plan (filed on June 21, 1996 as Exhibit 4.3 to Nextel's Registration Statement No.
             333-06523 on Form S-8 and incorporated herein by reference).
10.19***     Nextel Communications, Inc. Cash Compensation Deferral Plan
             (filed on December 17, 1997 as Exhibit 4.1 to Nextel's
             Registration Statement No. 333-42537 on Form S-8 and
             incorporated herein by reference).
10.20.1***   Employment Agreement dated as of March 5, 1996 between
             Daniel Akerson and Nextel (filed on March 31, 1997 as
             Exhibit 10.35 to the 1996 Form 10-K and incorporated by
             reference herein).
10.20.2***   Letter Amendment to Employment Agreement dated as of March
             24, 1998 between Daniel Akerson and Nextel (filed as Exhibit
             10.20.2 hereto).
10.21.1***   Employment Agreement dated February 1, 1996 between Timothy
             Donahue and Nextel (filed on March 31, 1997 as Exhibit 10.36 to the 1996 Form 10-K and incorporated by reference herein).
10.21.2***   Addendum to Employment Agreement between Timothy Donahue and
             Nextel dated March 24, 1997 (filed on March 31, 1997 as
             Exhibit 10.37 to the 1996 Form 10-K and incorporated by
             reference herein).
10.22***     Employment Agreement, dated as of June 15, 1987, between Old
             Nextel and Morgan E. O'Brien, and Amendment dated January
             29, 1990 (filed on October 17, 1991 as Exhibit 10.34 to the
             S-1 Registration Statement and incorporated herein by
             reference).
10.23***     Employment Agreement dated as of October 17, 1994 between
             Thomas J. Sidman and Nextel (filed as Exhibit 10.23 hereto).
21           Subsidiaries of the Company.
23           Consent of Deloitte & Touche LLP.
27**         Financial Data Schedule.
99.1         Memorandum Opinion and Order of the Federal Communications
             Commission, dated as of February 13, 1991 (filed on December
             5, 1992 as Exhibit 28.1 to the S-1 Registration Statement
             and incorporated herein by reference).
99.2         Letter from Motorola, Inc. to Old Nextel, dated as of
             January 13, 1992 (filed on January 16, 1992 as Exhibit 28.2 to the S-1 Registration Statement and incorporated by
             reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
----------                       -------------------
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