Form 10-Q
period 1998-03-31
NEXTEL COMMUNICATIONS INC
filed 1998-05-13
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------

                         Commission File Number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3939651
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

     1505 FARM CREDIT DRIVE, MCLEAN, VA                           22102
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (703) 394-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                       Number of Shares Outstanding
              Title of Class                                 on April 30, 1998
              --------------                                 -----------------
  Class A Common Stock, $0.001 par value                        255,444,162

     Class B Non-Voting Common Stock,
             $0.001 par value                                   17,830,000

                           NEXTEL COMMUNICATIONS, INC.

                                      INDEX

                                                                                                       PAGE NO.
                                                                                                       --------
PART I     FINANCIAL INFORMATION.

           Item 1.       Financial Statements - Unaudited.

                     Condensed Consolidated Balance Sheets -
                         As of March 31, 1998 and December 31, 1997.                                       3

                     Condensed Consolidated Statements of Operations -
                         For the Three Months Ended March 31, 1998 and 1997.                               4

                     Condensed Consolidated Statement of Changes in Stockholders' Equity -
                         For the Three Months Ended March 31, 1998.                                        5

                     Condensed Consolidated Statements of Cash Flows -
                         For the Three Months Ended March 31, 1998 and 1997.                               6

                     Notes to Condensed Consolidated Interim Financial
                         Statements.                                                                       7

           Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.                                             11

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                          22

PART II    OTHER INFORMATION.

           Item 1.   Legal Proceedings.                                                                   24

           Item 2.   Changes in Securities.                                                               24

           Item 6.   Exhibits and Reports on Form 8-K.                                                    24

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1998                   1997
                                                                                     ------------           ------------
                                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents (of which $463,380 and $159,790 is restricted)          $  1,505,289           $    301,601
   Marketable securities (of which $5,236 and $128,560 is restricted)                       8,123                131,404
   Accounts and notes receivable, less allowance for doubtful
      accounts of $68,194 and $56,590                                                     268,993                240,637
   Subscriber equipment inventory                                                         111,542                101,338
   Prepaid expenses and other                                                              80,231                 64,617
                                                                                     ------------           ------------
               Total current assets                                                     1,974,178                839,597
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   of $735,133 and $594,473                                                             3,716,785              3,225,603
INTANGIBLE ASSETS, net of accumulated amortization
   of $807,097 and $764,554                                                             4,733,507              4,699,746
OTHER ASSETS                                                                              583,090                462,855
                                                                                     ------------           ------------
                                                                                     $ 11,007,560           $  9,227,801
                                                                                     ============           ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, accrued expenses and other                                      $    801,252           $    761,314
   Current portion of long-term debt                                                        6,933                  7,577
                                                                                     ------------           ------------
               Total current liabilities                                                  808,185                768,891
LONG-TERM DEBT                                                                          6,396,799              5,038,250
DEFERRED INCOME TAXES                                                                     936,551                951,192
OTHER                                                                                      36,115                 27,929
                                                                                     ------------           ------------
               Total liabilities                                                        8,177,650              6,786,262
                                                                                     ------------           ------------
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009,
   13% cumulative annual dividend; 531,908 and 515,166
   shares issued and outstanding; stated at liquidation value                             546,304                529,119
SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2010,
   11.125% cumulative annual dividend; 750,000 shares issued and outstanding;
   stated at liquidation value                                                            760,893                     --

STOCKHOLDERS' EQUITY
   Preferred stock, Class A convertible redeemable,
      7,905,981 shares issued and outstanding                                             290,545                290,545
   Preferred stock, Class B convertible, 82 shares issued and outstanding                      --                     --
   Common stock, Class A, 254,128,533 and 253,246,237 shares issued,
      253,054,717 and 252,028,617 shares outstanding                                          254                    253
   Common stock, Class B, non-voting convertible, 17,830,000 shares
      issued and outstanding                                                                   18                     18
   Paid-in capital                                                                      4,366,794              4,379,810
   Accumulated deficit                                                                 (3,135,967)            (2,749,105)
   Treasury shares, at cost, 1,073,816 and 1,217,620 shares                               (20,642)               (23,435)
   Other stockholders' equity                                                              21,711                 14,334
                                                                                     ------------           ------------
               Total stockholders' equity                                               1,522,713              1,912,420
                                                                                     ------------           ------------
                                                                                     $ 11,007,560           $  9,227,801
                                                                                     ============           ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                      1998                    1997
                                                                 -------------           -------------
OPERATING REVENUES                                               $     327,134           $     110,676
                                                                 -------------           -------------

OPERATING EXPENSES
   Cost of revenues                                                    102,428                  58,161
   Selling, general and administrative                                 329,739                 132,376
   Depreciation and amortization                                       184,495                 110,203
                                                                 -------------           -------------
                                                                       616,662                 300,740
                                                                 -------------           -------------

OPERATING LOSS                                                        (289,528)               (190,064)
                                                                 -------------           -------------

OTHER INCOME (EXPENSE)
   Interest expense                                                   (145,380)                (75,267)
   Interest income                                                      14,353                   3,982
   Other, net                                                               53                   1,063
                                                                 -------------           -------------
                                                                      (130,974)                (70,222)
                                                                 -------------           -------------

LOSS BEFORE INCOME TAX BENEFIT                                        (420,502)               (260,286)

INCOME TAX BENEFIT                                                      33,640                  39,436
                                                                 -------------           -------------

NET LOSS                                                              (386,862)               (220,850)

REDEEMABLE PREFERRED STOCK DIVIDENDS                                   (28,088)                     --
                                                                 -------------           -------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $    (414,950)          $    (220,850)
                                                                 =============           =============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                                    $       (1.53)          $       (0.93)
                                                                 =============           =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               270,385,000             237,496,000
                                                                 =============           =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED


                                                Class A                   Class B                    Class A
                                          --------------------       ------------------        ---------------------
                                            Preferred Stock            Preferred Stock             Common Stock
                                          Shares        Amount       Shares      Amount        Shares         Amount
                                          ------        ------       ------      ------        ------         ------
BALANCE, January 1, 1998                 7,905,981     $290,545          82      $   --     253,246,237        $253

Issuance of common stock:
   Exercise of options and warrants                                                             882,296           1
   Employee stock purchase plan
   Acquisitions
Deferred compensation
Unrealized gain on available-for-sale
   securities, net of income taxes
Foreign currency translation adjustment
Preferred stock dividends
Net loss
                                         ---------     --------      ------      ------     -----------        ----
BALANCE, March 31, 1998                  7,905,981     $290,545          82      $   --     254,128,533        $254
                                         =========     ========      ======      ======     ===========        ====


                                                Class B
                                           ------------------
                                              Common Stock            Paid-in      Accumulated     Treasury
                                           Shares      Amount         Capital        Deficit        Shares
                                           ------      ------         -------        -------        ------
BALANCE, January 1, 1998                 17,830,000      $18         $4,379,810    $(2,749,105)    $(23,435)

Issuance of common stock:
   Exercise of options and warrants                                      11,578                       1,327
   Employee stock purchase plan                                             202                       1,466
   Acquisitions                                                           1,706
Deferred compensation                                                     1,586
Unrealized gain on available-for-sale
   securities, net of income taxes
Foreign currency translation adjustment
Preferred stock dividends                                               (28,088)
Net loss                                                                              (386,862)
                                         ----------      ---         ----------    -----------     --------
BALANCE, March 31, 1998                  17,830,000      $18         $4,366,794    $(3,135,967)    $(20,642)
                                         ==========      ===         ==========    ===========     ========


                                                  Other Stockholders' Equity
                                          ------------------------------------------
                                              Accumulated Other
                                             Comprehensive Income
                                          --------------------------
                                          Unrealized      Cumulative
                                            Gain on       Translation     Deferred
                                          Investments     Adjustment    Compensation
                                          -----------     ----------    ------------
BALANCE, January 1, 1998                    $22,798       $      --     $    (8,464)

Issuance of common stock:
   Exercise of options and warrants
   Employee stock purchase plan
   Acquisitions
Deferred compensation                                                         1,073
Unrealized gain on available-for-sale
   securities, net of income taxes            9,774
Foreign currency translation adjustment                      (3,470)
Preferred stock dividends
Net loss
                                            -------       ---------     -----------
BALANCE, March 31, 1998                     $32,572       $  (3,470)    $    (7,391)
                                            =======       =========     ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                            1998                1997
                                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (386,862)        $  (220,850)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of deferred financing costs and accretion of senior redeemable discount notes, net of capitalized accreted interest
         of $8,845 and $0                                                                    122,081              66,081
      Depreciation and amortization                                                          184,495             110,202
      Provision for losses on accounts receivable                                             22,163               1,403
      Deferred income tax benefit                                                            (33,640)            (39,436)
      Other, net                                                                               4,568               3,429
      Change in current assets and liabilities, net of effects from acquisitions:
         Accounts and notes receivable                                                       (49,162)            (40,176)
         Subscriber equipment inventory                                                       (8,945)             (1,287)
         Other assets                                                                        (17,981)             (7,057)
         Accounts payable, accrued expenses and other                                         59,167              23,657
                                                                                         -----------         -----------
            Net cash used in operating activities                                           (104,116)           (104,034)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (602,114)           (217,941)
   Payments for acquisitions and purchase of licenses, net of cash acquired                  (86,230)            (30,809)
   Purchases of marketable securities                                                         (4,917)                 --
   Proceeds from maturities and sales of marketable securities                               128,198                  --
   Other investments in and advances to affiliates                                           (37,774)             (2,028)
                                                                                         -----------         -----------

            Net cash used in investing activities                                           (602,837)           (250,778)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt securities                                                             1,401,013             500,003
   Proceeds from redeemable preferred stock issuance                                         750,000                  --
   Long-term borrowings                                                                    1,000,000             389,000
   Long-term repayments                                                                     (972,021)                 --
   Revolving line of credit repayments, net                                                 (192,676)                 --
   Other long-term (repayments) borrowings, net                                               (1,993)              1,586
   Deferred financing costs                                                                  (86,578)            (16,830)
   Common stock and options issued                                                            12,896               4,100
   Option repurchase and other                                                                    --             (24,513)
                                                                                         -----------         -----------

            Net cash provided by financing activities                                      1,910,641             853,346
                                                                                         -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,203,688             498,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               301,601             139,681
                                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 1,505,289         $   638,215
                                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest, net of amounts capitalized of $3,543 and $12,022              $    26,409         $     3,196
                                                                                         ===========         ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION.

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

     The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Certain prior period amounts have been reclassified to conform to the 1998 presentation.

     SUPPLEMENTAL CASH FLOW INFORMATION -- Total capital expenditures paid in cash and financed during the three months ended March 31, 1998 and 1997 were $591.1 million and $217.9 million, respectively. Total capital expenditures includes interest capitalized in connection with the construction and development of the Company's advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse (the "Digital Mobile network") of approximately $12.4 million and $12.0 million during the three months ended March 31, 1998 and 1997, respectively.

     RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES -- As of March 31, 1998 and December 31, 1997, approximately $468.6 million and $288.4 million, respectively, of cash, cash equivalents and marketable securities held by Nextel International, Inc. and its subsidiaries ("Nextel International"), an indirect wholly-owned subsidiary of Nextel, were not available to fund any of the cash needs of Nextel's domestic Digital Mobile network and analog specialized mobile radio ("SMR") businesses due to the restrictions contained in (i) the indenture related to the 10-year discount notes issued by Nextel International in March 1997 (the "1997 NI Notes") and (ii) the indenture related to the 10-year discount notes issued by Nextel International in March 1998 (the "1998 NI Notes")(such indentures, collectively, the "NI Indentures").

     COMPREHENSIVE INCOME -- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income, net of related tax, are as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ---------------------------
                                                              1998               1997
                                                            ---------         ---------
                                                                   (in thousands)
Loss attributable to common stockholders                    $(414,950)        $(220,850)
Other comprehensive income:
   Unrealized gain (loss) on investments, net of tax            9,774            (8,845)
   Foreign currency translation adjustments                    (3,470)               --
                                                            ---------         ---------
                                                            $(408,646)        $(229,695)
                                                            =========         =========

NOTE 2 -- SIGNIFICANT TRANSACTIONS.

     The following transactions are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments."

     PREFERRED STOCK ISSUANCE -- On February 11, 1998, Nextel completed a private placement of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock Mandatorily Redeemable 2010 with a liquidation preference of $1,000 per share yielding net proceeds of approximately $727.9 million (the "Series E Preferred Stock Proceeds"). At March 31, 1998, accrued but unpaid dividends on the outstanding shares of Series E Preferred Stock Mandatorily Redeemable 2010 were approximately $10.9 million.

     LMDS AUCTION -- NextBand Communications, L.L.C. ("NextBand"), a joint venture in which the Company has a 50% interest, submitted winning bids totaling $134.7 million during the March 1998 Federal Communications Commission ("FCC") auction of Local Multipoint Distribution Service ("LMDS") spectrum. Under the terms of the joint venture, the Company is required to fund 50% of the bid amount (net of the Company's $25.0 million share of the auction bidding deposit, which already has been paid to the FCC).

     NEXTEL INTERNATIONAL ARGENTINA INVESTMENT AND CREDIT FACILITY -- On January 30, 1998, Nextel International acquired the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina") for a purchase price of $46.0 million. On February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility with The Chase Manhattan Bank.

NOTE 3 -- LONG-TERM DEBT.

                                                                          MARCH 31,         DECEMBER 31,
                                                                            1998                1997
                                                                         ----------         ------------
                                                                                 (in thousands)
11.5% Senior Redeemable Discount Notes due 2003,
    net of unamortized discount of $15,567 and $24,564                   $  327,798          $  318,801
9.75% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $89,529 and $113,926                   1,036,906           1,012,509
10.125% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $100,986 and $111,870                    308,890             298,006
12.25% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $92,742 and $104,504                     338,728             326,966
10.25% Senior Redeemable Discount Notes due 2005,
    net of unamortized discount of $31,342 and $34,320                       83,823              80,845
13.0% Senior Redeemable Discount Notes due 2007
    (issued by Nextel International), net of unamortized
    discount of $394,040 and $411,571                                       557,423             539,892
10.65% Senior Redeemable Discount Notes due 2007,
    net of unamortized discount of $310,885 and $324,329                    529,115             515,671
9.75% Senior Serial Redeemable Discount Notes due 2007,
    net of unamortized discount of $398,958 and $416,021                    730,142             713,079
9.95% Senior Serial Redeemable Discount Notes due 2008,
    net of unamortized discount of $613,045                               1,013,955                  --
12.125% Senior Redeemable Discount Notes due 2008,
    (issued by Nextel International), net of unamortized
    discount of $326,554                                                    403,446                  --
Bank credit facility, interest payable quarterly at an
    adjusted rate calculated either on the prime rate or
    LIBOR (8.84% - 1998 and 7.94% to 9.75% - 1997)                        1,000,000           1,021,000
Vendor credit facility, interest payable quarterly at 2%
    over the prime rate (10.5%)                                                  --             152,021
Nextel International vendor credit facilities, interest payable
    semiannually at 2.5% over the prime rate (11.0%)                         58,574              50,250
Other                                                                        14,932              16,787
                                                                         ----------          ----------
                                                                          6,403,732           5,045,827
Less current portion                                                          6,933               7,577
                                                                         ----------          ----------
                                                                         $6,396,799          $5,038,250
                                                                         ==========          ==========

     During the three months ended March 31, 1998, the Company completed the following financing transactions, each of which are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Transactions and Developments."

     FEBRUARY NOTES ISSUANCE -- On February 11, 1998, the Company completed a private placement of $1,627.0 million in principal amount at maturity of 9.95% Senior Serial Redeemable Discount Notes due 2008 (the "February Notes") yielding approximately $975.9 million in net cash proceeds (the "February Notes Proceeds").

     NEXTEL INTERNATIONAL NOTES ISSUANCE -- On March 12, 1998, Nextel International completed a private placement of $730.0 million in principal amount at maturity of 12.125% Senior Redeemable Discount Notes due 2008 (the "1998 NI Notes") yielding approximately $387.0 million in net cash proceeds (the "1998 NI Notes Proceeds").

     NEW BANK FINANCING -- On March 13, 1998, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank financing agreement to $3.0 billion and concurrently terminated its vendor credit facilities.

NOTE 4 -- DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS.

     The loss generated from the sale of subscriber units used in the Digital Mobile network primarily results from the Company's subsidy of digital subscriber units and represents marketing costs for the Digital Mobile network. Equipment sales revenue and related cost of sales of digital subscriber units and related digital accessories, including current period order fulfillment and installation related expenses are classified within selling, general and administrative expenses as follows (in thousands):

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                   1998                1997
                                 ---------           ---------
Equipment sales                  $  83,995           $  43,283
Cost of equipment sales            143,075              62,134
                                 ---------           ---------
                                 $ (59,080)          $ (18,851)
                                 =========           =========

NOTE 5 -- SUBSEQUENT EVENTS.

     TENDER OFFER -- On March 3, 1998, the Company commenced a cash tender offer and related consent solicitation with respect to all of the outstanding 11.5% Senior Redeemable Discount Notes due 2003 (the "2003 Notes") and 12.25% Senior Redeemable Discount Notes due 2004 (the "12.25% 2004 Notes" and collectively with the 2003 Notes, the "Targeted Notes"). The tender offer and consent solicitation concluded on April 3, 1998. Approximately $307.6 million in principal amount at maturity of the 2003 Notes and $422.8 million in principal amount at maturity of the 12.25% 2004 Notes, which had carrying values of approximately $294.2 million and $332.7 million, respectively, were validly tendered in the tender offer. Pursuant to the terms of the tender offer and consent solicitation the Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the February Notes Proceeds. As a result of the early retirement of the tendered Targeted Notes, in the second quarter of 1998, the Company will recognize an extraordinary loss of approximately $133.2 million, representing the sum of (i) the excess of the purchase price for such tendered Targeted Notes over the sum of carrying values of such tendered Targeted Notes and (ii) the write-off of the associated unamortized deferred financing costs of approximately $19.3 million.

NOTE 6 -- CONTINGENCIES.

     See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

     The following discussion of the condensed consolidated financial condition and results of operations of Nextel for the three months ended March 31, 1998 and 1997, and certain factors that could affect Nextel's prospective financial condition, should be read in conjunction with the Company's 1997 Form 10-K.

     Nextel provides a wide array of digital and analog wireless communications services throughout the United States. The Company offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users, and as of March 31, 1998, provided service to approximately 1,641,500 digital subscriber units in the United States. At March 31, 1998, the Company's Digital Mobile network was operational in areas in or around 78 of the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition to its Digital Mobile network, Nextel also operates analog wireless networks providing analog SMR services throughout the continental United States and in Hawaii to approximately 493,600 analog SMR subscriber units as of March 31, 1998. Nextel has significant SMR spectrum holdings in and around every major business and population center in the country, including all of the top 50 MSAs in the United States.

     In early 1997, Nextel finalized and began implementing a business plan for the period from March 31, 1997 through December 31, 1998 (the "Plan Period") that contemplated an accelerated build-out of its Digital Mobile network in the United States incorporating the modified version of the digital technology developed by Motorola, Inc. (such modified technology is referred to as the "Reconfigured integrated Digital Enhanced Network" or "Reconfigured iDEN") technology (the "1997 Plan"). During 1997, Nextel achieved a significant expansion of its Digital Mobile network and experienced a large increase in the number of digital subscriber units in service and system minutes of use. This growth resulted in greater capital expenditures and net cash used in Digital Mobile network operations in the final three quarters of 1997 than estimated for purposes of developing the 1997 Plan. The Company has updated and revised its business plan for its domestic operations, as it relates to 1998, in light of its results and experience in building out and commercializing its Digital Mobile network in 1997 (the "1998 Plan"). See "Part I, Item 1 Business -- 1998 Business Plan" in the Company's 1997 Form 10-K.

     The increased funding requirements reflected in the 1998 Plan include (i) a $1,050.0 million increase in total system infrastructure and capital costs over the $1,450.0 million in such costs that were contemplated by the 1997 Plan for the Plan Period and (ii) a $500.0 million increase in non-system capital expenditures and operating losses over the $1,050.0 million of such expenditures and losses that were contemplated by the 1997 Plan for the Plan Period. The 1998 Plan contemplates that the Company's funding requirements for system and non-system capital expenditures for 1998 will be approximately $1,496.0 million as compared to the approximately $1,452.5 million in funding used for such purposes during 1997. Such actual and contemplated capital expenditures exclude capital expenditures relating to international operations and capitalized interest relating to the Company's domestic and international operations for the respective periods. During the first quarter ending March 31, 1998, capital expenditures relating to the Company's domestic operations (excluding capitalized interest) were approximately $490.1 million. The level of domestic capital expenditures during such quarter was consistent with the 1998 Plan. The levels of capital expenditures that will be incurred by the Company in the remainder of 1998 are subject to certain risks and uncertainties identified or referred to in the Company's 1997 Form 10-K. See "-- Forward Looking Statements."

     The Company also operates or has investments in international wireless companies through its indirect, wholly-owned subsidiary Nextel International. Nextel International's subsidiaries or other entities in which Nextel International holds equity or equivalent interests own and operate wireless communications systems in Latin America, Asia and Canada and (together with Nextel's domestic Digital Mobile network operations) provide service in twelve of the world's 25 largest cities. The Company's condensed consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to

Nextel International and its consolidated subsidiaries as of the relevant dates or for periods indicated therein. Since March 1997 the funding needs relating to international operations have been met largely through separate financing arrangements entered into by Nextel International and its operating subsidiaries and affiliates. Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million. See
Nextel International's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Nextel International 1997 Form 10-K"). More detailed information relating to Nextel International's financial condition and results of operations may be found in the periodic and other reports filed by Nextel International with the Commission pursuant to rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

RECENT TRANSACTIONS AND DEVELOPMENTS

DOMESTIC TRANSACTIONS

NEW BANK FINANCING: Nextel, Nextel Finance Company, a wholly-owned subsidiary of Nextel ("NFC"), and certain other subsidiaries of Nextel entered into definitive agreements, which became effective on March 13, 1998, with respect to a secured credit facility arranged by Barclays Capital, Chase Securities Inc., J.P. Morgan Securities Inc., NationsBanc Montgomery Securities L.L.C. and Toronto-Dominion Securities (USA), Inc. (the "Bank Credit Facility"). The Bank Credit Facility replaces a prior credit facility initially arranged on September 30, 1996, as amended (the "Old Bank Credit Facility"). The credit agreement relating to the Bank Credit Facility (the "Bank Credit Agreement") provides for up to $3.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $1.5 billion in term loans. Concurrently with the effectiveness of the Bank Credit Facility, the Company made and applied borrowings pursuant to certain of the term loans thereunder to repay the indebtedness outstanding under its secured credit facility with Motorola Inc. ("Motorola") and certain other lenders (the "Vendor Credit Facility") and terminated such secured credit facility, as well as access to $200.0 million available under an additional secured term facility from Motorola. In addition, the Company applied its available financing under the Bank Credit Facility to repay the outstanding borrowings under the Old Bank Credit Facility. At March 31, 1998, the Company had drawn an aggregate total of $1.0 billion of its available financing under the Bank Credit Facility leaving a total of $2.0 billion available for borrowing under such facility, subject to the satisfaction or waiver of applicable borrowing conditions. Nextel contemplates accessing the Bank Credit Facility to finance investments and acquisitions, to fund capital expenditures and for working capital and general corporate purposes. Borrowings under the Bank Credit Facility are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures (the "Nextel Indentures") relating to the Company's various outstanding issues of senior discount notes (the "Nextel Notes") and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The Nextel Indentures contain provisions that operate to limit the amount of borrowings available under the Bank Credit Facility in certain circumstances. Based on (i) the amount of equity issuances (including the issuances of Series D Preferred Stock (defined below) and Series E Preferred Stock (defined below)) completed since June 1, 1997 (the relevant date for purposes of determining the Company's debt capacity that is based on equity issuances under the Nextel Indentures), and (ii) the Company's outstanding debt at March 31, 1998 (but giving effect to the purchase of the tendered Targeted Notes with the February Notes Proceeds (see "Note 5 -- Subsequent Events")), the Company may access the entire $3.0 billion available under the Bank Credit Facility in compliance with the debt incurrence requirements contained in the Nextel Indentures. See the discussion under the caption "Risk Factors -- Nextel to Require Additional Financing" in the Company's 1997 Form 10-K and "-- Forward Looking Statements."

     The maturity date of the $1.5 billion revolving loan and a $500.0 million portion of the term loans is March 31, 2006. The maturity date of the remaining $1.0 billion portion of the term loans is September 30, 2006. Notwithstanding the foregoing, (i) the maturity of the revolving credit facility and the $500.0 million term loan facility will be accelerated to the date that is six months prior to the earliest maturity date for the five issues of Senior Redeemable Discount Notes outstanding prior to 1997 (the "Old Senior Notes"), unless the aggregate principal amount of all the Old Senior Notes is less than $1.0 billion and (ii) the maturity of the $1.0 billion term loan facility will be accelerated to the date that is three months prior to the earliest maturity date for the then outstanding Old Senior Notes unless the aggregate principal amount of all outstanding Old Senior Notes is less than $1.0 billion. Access to the Bank Credit Facility is required for Nextel to implement the 1998 Plan. See the discussion under the caption "Risk Factors -- Nextel to Require Additional Financing" in the Company's 1997 Form 10-K and "-- Forward Looking Statements."

TENDER OFFER AND CONSENT SOLICITATION: On March 3, 1998, the Company commenced a cash tender offer and related consent solicitation with respect to all of the outstanding Targeted Notes. The tender offer and consent solicitation concluded on April 3, 1998. Approximately $307.6 million in principal amount at maturity of the 2003 Notes and $422.8 million in principal amount at maturity of the 12.25% 2004 Notes, which had carrying values of approximately $294.2 million and $332.7 million, respectively, were validly tendered in the tender offer. Pursuant to the terms of the tender offer and consent solicitation the Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the February Notes Proceeds. As a result of the early retirement of the tendered Targeted Notes, in the second quarter of 1998, the Company will recognize an extraordinary loss of approximately $133.2 million, representing the sum of (i) the excess of the purchase price for such tendered Targeted Notes over the sum of carrying values of such tendered Targeted Notes and (ii) the write-off of the associated unamortized deferred financing costs of approximately $19.3 million.

LMDS AUCTION: On February 18, 1998, the FCC commenced an auction of LMDS spectrum in the 28 GHz - 31 GHz frequency range. In connection with its participation in the LMDS auction and potential pursuit of LMDS-related business opportunities, the Company has entered into a joint venture with NextLink Communications, Inc. ("NextLink"), a publicly traded company that is controlled by Mr. Craig O. McCaw, a significant stockholder of the Company, ("Mr. McCaw"). NextLink provides local facilities based telecommunications services, with an emphasis on delivering switched services to commercial customers. NextLink files periodic and other reports with the Commission pursuant to the Exchange Act, and for additional information concerning NextLink, reference is made to such reports. The Company's participation with NextLink in the LMDS spectrum auction and related activities have been conducted through NextBand, a joint venture in which the Company has a 50% ownership interest. As of the conclusion of the LMDS spectrum auction on March 25, 1998, NextBand had submitted $134.7 million in bids that represented the highest bids with respect to the auction of LMDS spectrum in 42 markets covering approximately 96 million people throughout the United States. Under the terms of the joint venture, one half of the bid amount is to be funded by the Company. The Company's funding obligation with respect to NextBand's acquisition of such LMDS spectrum is approximately $42.4 million
(net of the Company's $25.0 million share of the auction bidding deposit, which already has been paid to the FCC).

SERIES E PREFERRED STOCK ISSUANCE: On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock mandatorily redeemable 2010 (the shares of such stock so issued originally, any shares of such stock issued in exchange therefor in the Series E Preferred Stock Exchange Offer (as defined below) and any shares of such stock issued as payment in kind dividends thereon, collectively the "Series E Preferred Stock"), with a liquidation preference of $1,000 per share, generating approximately $727.9 million in Series E Preferred Stock Proceeds. Dividends on the Series E Preferred Stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003, at the sole option of Nextel, in additional shares of Series E Preferred Stock. The Series E Preferred Stock is mandatorily redeemable on February 15, 2010, at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after February 15, 2003 at specified redemption prices. Additionally, in certain circumstances, up to 35% of the outstanding Series E Preferred Stock may be redeemed on or prior to February 15, 2001, at the option of Nextel, at 111.125% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Nextel's Common Stock, provided that such redemption occurs within 180 days after the consummation of any such sale. The Series E Preferred Stock is exchangeable, in whole but not in part, at the option of Nextel at any time after December 15, 2005, and in certain circumstances sooner, into Nextel subordinated debentures.

     The shares of the Series E Preferred Stock were issued in a private placement transaction, have not been registered with the Commission under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the Series E Preferred Stock, Nextel agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding Series E Preferred Stock for an equal number of shares of 11.125% Series E Exchangeable Preferred Stock that have been registered pursuant to the Securities Act (the "Series E Preferred Stock Exchange Offer"). In the event that the Series E Preferred Stock Exchange Offer is not consummated prior to specified dates, the dividend accrual rate applicable to the Series E Preferred Stock will increase by specified amounts until the Series E Preferred Stock Exchange Offer is consummated or certain other requirements are met.

FEBRUARY SENIOR NOTES ISSUANCE: Concurrent with the sale of the Series E Preferred Stock on February 11, 1998, Nextel completed the sale of $1,627.0 million principal amount at maturity of the February Notes. The issue price of the February Notes, which mature on February 15, 2008, was $614.71 per $1,000 principal amount at maturity (generating approximately $975.9 million in February Notes Proceeds) representing a yield to maturity of 9.95% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not accrue on the February Notes prior to February 15, 2003, and will be payable on February 15 and August 15 of each year commencing August 15, 2003, at a rate of 9.95% per annum. The February Notes are redeemable at the option of Nextel, in whole or in part, at any time on or after February 15, 2003, at specified redemption prices plus accrued and unpaid interest. In addition, in the event of one or more sales by Nextel prior to February 15, 2001, of at least $125.0 million of its capital stock, Nextel may redeem up to a maximum of 35% of the aggregate accreted value of the outstanding February Notes at a redemption price equal to 109.95% of such accreted value on the date of redemption; provided that such redemption occurs within 180 days after the consummation of any such sale. The February Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     The February Notes were issued in a private placement transaction, have not been registered with the Commission under the Securities Act and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the February Notes, Nextel agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding February Notes for an equal principal amount at maturity of its 9.95% Senior Serial Redeemable Discount Notes due 2008 that have been registered pursuant to the Securities Act (the "February Notes Exchange Offer"). In the event that the February Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the February Notes will accrue until the February Notes Exchange Offer is consummated or certain other requirements are met.

NEXTEL INTERNATIONAL TRANSACTIONS

JAPAN INVESTMENT: On March 17, 1998, Nextel International purchased a 21% equity interest in J-Com Co., Ltd., a digital SMR provider in Japan ("J-Com"), for a purchase price of approximately $593,000. Nextel International also provided a shareholder loan of approximately $31.5 million to J-Com. J-Com has a contractual right to provide service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com.

MARCH 1998 NOTES ISSUANCE: On March 12, 1998, Nextel International completed the sale of $730.0 million principal amount at maturity of the 1998 NI Notes. The issue price of the 1998 NI Notes, which mature on April 15, 2008, was $549.15 per $1,000 principal amount at maturity (generating approximately $387.0 million in 1998 NI Notes Proceeds) representing a yield to maturity of 12.125% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not accrue on the 1998 NI Notes prior to April 15, 2003, and will be payable on April 15 and October 15 of each year commencing October 15, 2003, at a rate of

12.125% per annum. The 1998 NI Notes are redeemable at the option of Nextel International, in whole or in part, at any time on or after April 15, 2003, at specified redemption prices plus accrued and unpaid interest. In addition, in the event of one or more sales by Nextel International prior to April 15, 2001 of its capital stock, Nextel International may redeem up to a maximum of 35% of the aggregate accreted value of the outstanding 1998 NI Notes at a redemption price equal to 112.125% of such accreted value on the date of redemption; provided that at least $474.5 million in aggregate principal amount at maturity of 1998 NI Notes remains outstanding after each such redemption and that notice of such redemption is mailed to holders of the 1998 NI Notes within 60 days after the consummation of any such sale. The 1998 NI Notes are senior unsecured indebtedness of Nextel International and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel International.

     The 1998 NI Notes were issued in a private placement transaction, have not been registered with the Commission under the Securities Act and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the 1998 NI Notes, Nextel International agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding 1998 NI Notes for an equal principal amount at maturity of its 12.125% Senior Discount Notes due 2008 that have been registered pursuant to the Securities Act (the "1998 NI Notes Exchange Offer"). In the event that the 1998 NI Notes Exchange Offer is not consummated prior to specified dates, additional incremental interest on the accreted value of the 1998 NI Notes will accrue until the 1998 NI Notes Exchange Offer is consummated or certain other requirements are met.

ARGENTINA INVESTMENT AND CREDIT FACILITY: On January 30, 1998, Nextel International acquired the remaining 50% equity interest in Nextel Argentina for $46.0 million. As of February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is LIBOR multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. At March 31, 1998, Nextel International had not accessed any of the available borrowings under the Argentina Credit Facility.

PERU INVESTMENT: On January 29, 1998, Nextel International purchased a 70.1% equity interest in Valorcom, S.A., a Peruvian wireless SMR operator ("Nextel Peru"), for a purchase price of $27.9 million, $23.8 million of which will represent new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. As of March 31, 1998, Nextel International had paid $7.2 million to Nextel Peru, and the remaining $20.7 million will be paid in the form of capital contributions, which Nextel International expects will be made prior to July 30, 1998. Nextel Peru, through its subsidiaries, currently offers analog SMR services in the greater Lima area, and holds licenses covering 138 SMR channels.

PHILIPPINES RESTRUCTURING: In February 1998, Nextel International reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and consummated such agreement in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Nextel Philippines corporate governance arrangements were restructured to give Nextel International increased minority shareholder rights;
(ii) Nextel International purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans bear interest at 18% per annum and are convertible into equity of Nextel Philippines;
(iii) Nextel International agreed to fund, at Nextel International's option, Nextel Philippines' future capital needs, currently estimated to be $50.0 million for 1998, pursuant to loans that, at the option of Nextel International, may be converted into equity of Nextel Philippines;

(iv) the Gotesco Group has the right to put its 20% interest to Nextel International for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) Nextel International has the right to call the Gotesco 20% interest for approximately $11.6 million if the Gotesco Group does not exercise the Gotesco Put. The ability of Nextel International to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco 20% interest, is subject to applicable Philippines foreign ownership rules.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

     The following discussion compares the consolidated results of operations for the three month period ended March 31, 1998 to the three month period ended March 31, 1997. The operating results of these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes for each period discussed, as well as the information presented elsewhere herein and in the financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Form 10-K.

     Operating revenues for the three months ended March 31, 1998 increased 196%, principally as a result of a 288% increase in digital subscriber units in service from approximately 422,900 at March 31, 1997 to approximately 1,641,500 at March 31, 1998. The increase in operating revenues primarily reflects increased sales in markets in which Digital Mobile network services are provided as well as the commencement of Digital Mobile network service in a significant number of those markets during 1997. Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees, as well as revenue from sales of analog equipment and accessories. Key factors contributing to the Company's customer growth include increased sales force and marketing staff, increased distribution channels, expanded network capacity, declining equipment prices, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. Additionally, average monthly revenue per digital unit increased from approximately $59 to approximately $66 for the three months ended March 31, 1997 and 1998, respectively. As the Company expands its retail subscriber base through increased reliance on indirect distribution channels, and as price competition in the wireless industry intensifies, the average revenue per subscriber unit is expected to decrease.

     The average churn rate for the Digital Mobile network operation has increased from approximately 1% per month for the three months ended March 31, 1997 to approximately 1.7% per month for the three months ended March 31, 1998. Contributing to this increase was an increase in the number of involuntary disconnects initiated by the Company for older non-paying customer accounts. The Company believes that the voluntary churn rate (which excludes churn relating to such involuntary disconnects) for the three months ended March 31, 1998 was similar to the average churn rate experienced by the Company in the fourth quarter of 1997.

     Cost of revenues for the three months ended March 31, 1998 increased 76%, primarily as a result of an increase in operational cell sites activated by the Company during 1997 and 1998 as well as increases in airtime usage and digital subscriber units in service. Cost of revenues consist primarily of network operating costs and interconnection fees assessed by local exchange carriers. Cost of revenues as a percentage of revenues decreased from 53% for the three months ended March 31, 1997 to 31% for the three months ended March 31, 1998, primarily resulting from economies of scale achieved by the Company due to the increase in digital subscriber units placed in service during 1997 and the first quarter of 1998.

     Selling, general and administrative expenses for the three months ended March 31, 1998 increased $197.3 million or 149% compared to the three months ended March 31, 1997. This increase consisted of an increase in selling and marketing expenses of $129.5 million and an increase in general and administrative expenses of $67.8 million.

     Selling and marketing expenses for the three months ended March 31, 1998 increased by 175% to $203.4 million, as compared to $73.9 million for the three months ended March 31, 1997. The increase in selling and marketing expenses consisted primarily of increased costs incurred in connection with higher sales of digital subscriber units, including an increase in the loss generated from the sale of digital subscriber units of $40.2 million and an increase in commissions and residuals to indirect distributors of $35.2 million. Also contributing to the increase in selling and marketing expenses were higher advertising and promotion expenses related to the aggressive national and regional marketing campaigns, which began in March 1997. The remaining increase in selling and marketing expenses is attributable to increased salaries, commissions and related personnel costs associated with increased sales and marketing staffing. Selling and marketing expenses are expected to increase as the Company continues to expand its presence in existing markets and expands the geographic coverage of its Digital Mobile network.

     The Company offers digital subscriber equipment and accessories at competitive prices, which are below cost, as an incentive for new customers to subscribe to its services and for certain existing customers to remain subscribers. The Company includes the loss generated from the sale of digital subscriber equipment and accessories in selling and marketing expenses, as the loss primarily represents marketing costs for the Digital Mobile network. The loss on digital subscriber equipment sales for the three months ended March 31, 1998 increased 213% to $59.1 million, as compared to $18.9 million for the three months ended March 31, 1997, primarily reflecting the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and related digital accessories. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital subscriber equipment sales as the Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units.

     General and administrative expenses for the three months ended March 31, 1998 increased by 116% to $126.3 million, as compared to $58.5 million for the three months ended March 31, 1997 and decreased as a percentage of revenues from 53% for 1997 to 39% for 1998. The increase in general and administrative expenses is primarily related to increased bad debt expense of $20.8 million, increased salaries and related personnel costs associated with increased staffing for back-office, customer care and collection activities of $17.2 million and increased general and administrative expenses to support the growth of international operations. To a lesser extent the increase is attributable to general corporate expenses to support the additional staffing required as a result of the accelerated growth in the Company's implementation and operation of the Digital Mobile network.

     The Company recognized an aggregate of $22.2 million in bad debt expense for the quarter ended March 31, 1998. Bad debt expense as a percentage of total revenues, including digital equipment revenues classified within selling and marketing expense, increased to 5.4% for the three months ended March 31, 1998 from 0.9% for the three months ended March 31, 1997. The amount of bad debt expense recognized by the Company during each of the third and fourth quarters of 1997 and the first quarter of 1998 was significantly higher compared to the first two quarters of 1997 as a result of a number of factors, including principally delays in the billing of amounts due on purchases of digital network subscriber equipment and the inability of the Company's billing and collection systems, processes and personnel to fully keep pace with the rapid growth of the Company's customer base and Digital Mobile network utilization. As a result, the Company instituted a more comprehensive and aggressive program for the collection of past due receivables in the second half of 1997, including involuntarily disconnecting certain non-paying customer accounts, which contributed to the increased bad debt expense during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Nextel believes that it is pursuing appropriate activities and already has taken a number of measures that it expects to result in the gradual improvement of its billing and accounts receivable collection effectiveness in 1998. As a result of such initiatives, bad debt expense has decreased by approximately $10.4 million as compared to the fourth quarter of 1997. Nextel does not anticipate that the percentage of bad debt expense as compared to total revenues will increase during 1998, although with the anticipated growth of revenues, the absolute dollar amount of such expenses may increase. Accordingly, the amount of bad debt expense recognized by the Company during the second half of 1997 and the first quarter of 1998 should not be viewed as indicative of either the amount or level of bad debt expense that the Company may recognize in future periods. See " -- Forward Looking Statements."

     Depreciation and amortization for the three months ended March 31, 1998 increased 67% or $74.3 million compared to the three months ended March 31, 1997. This increase was attributable to an $86.9 million increase in depreciation expense offset by a $12.6 million decrease in amortization expense.

     Depreciation expense for the three months ended March 31, 1998 increased 183% to $134.4 million, as compared to $47.5 million for the three months ended March 31, 1997, reflecting the effect of activating additional operational cell sites and switches, the expansion of the existing Digital Mobile network and the effect of certain business acquisitions during the latter part of 1997. System assets relating to the development and expansion of the Digital Mobile network represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service.

     Effective October 1, 1997, the Company changed the estimated useful lives of certain intangible assets including FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. Accordingly, amortization expense for the three months ended March 31, 1998 decreased 20% to $50.1 million, as compared to $62.7 million for the three months ended March 31, 1997.

     Interest expense for the three months ended March 31, 1998 increased 93% or $70.1 million, as compared to the three months ended March 31, 1997. Of this increase, $56.7 million relates to higher debt balances attributable to additional borrowings under the Company's secured credit facilities, the Nextel Notes issued during 1997, and the February Notes offset by a decrease in the weighted-average interest rate on the total outstanding debt due to refinancing of the Vendor Credit Facility and the retirement of a portion of Targeted Notes during the fourth quarter of 1997. The remaining $13.4 million increase in interest expense is primarily attributable to interest expense associated with the 1997 NI Notes, which were issued in March 1997. In the beginning of the second quarter of 1998, a portion of the net proceeds from the February Notes were applied to retire approximately 94% of the Targeted Notes then outstanding. See "-- Recent Transactions and Developments."

     Interest income for the three months ended March 31, 1998 increased 260% as compared to the three months ended March 31, 1997. This increase is primarily attributable to income recognized on the investment of the net proceeds received from the Company's sale of the Series E Preferred Stock, the February Notes and the 1997 NI Notes.

     The effective tax rate for the three months ended March 31, 1998 of 8.0% decreased from 15.2% for the three months ended March 31, 1997. These income tax benefits were derived from the recognition of net operating losses that can be utilized against existing deferred tax liabilities. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. This limitation resulted in a substantial reduction in the Company's effective tax rate for 1998 as compared to its effective tax rate for 1997. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

     Redeemable preferred stock dividends recorded during the three months ended March 31, 1998 totaled $28.1 million and represent dividends payable from the Company's issuance of 500,000 shares of 13% Series D Exchangeable Preferred Stock mandatorily redeemable 2009 (the "Series D Preferred Stock") in July 1997 and the issuance of the Series E Preferred Stock in February 1998. Dividends on the Series D Preferred Stock and the Series E Preferred Stock are payable quarterly in cash or, during the first five years following issuance, in additional shares of Series D Preferred Stock and Series E Preferred Stock, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Nextel had net losses attributable to common stockholders of $415.0 million and $220.9 million for the three months ended March 31, 1998 and 1997, respectively. The operating expenses associated with developing, enhancing and operating the Digital Mobile network have more than offset operating revenues, and are expected to continue to offset such operating revenues for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments and externally generated funds from debt and equity sources (as discussed below) to cover future needs, including the design, implementation and operation of its Digital Mobile network.

     Since December 31, 1997, working capital has increased by $1,095.3 million to $1,166.0 million at March 31, 1998. The increase in working capital is primarily related to the increase in cash and cash equivalents resulting from the net cash proceeds of $2,090.8 million generated by the private placement of the Series E Preferred Stock, the February Notes and the 1998 NI Notes remaining after the utilization of such proceeds to fund operating and investing activities. The Company's construction and operation of its domestic Digital Mobile network have been and will continue to be principally financed by incurring long-term debt. Proceeds of the 1998 NI Notes are primarily used to finance international operations, capital expenditures and acquisitions and are not available to fund any of the cash needs of the Company's domestic Digital Mobile and analog SMR businesses, due to restrictions contained in the NI Indentures.

     CASH FLOWS

     Capital expenditures to fund the continued expansion of the Digital Mobile network continue to represent the largest use of Company funds for investing activities. Net cash used in investing activities for the three months ended March 31, 1998 increased $352.1 million as compared to the three months ended March 31, 1997, primarily attributable to the $384.2 million increase in capital expenditures. Cash payments for capital expenditures totaled $602.1 million and $217.9 million for the three months ended March 31, 1998 and 1997, respectively. Of these amounts, $88.6 million and $6.2 million represent capital expenditures for international operations. Capital spending has increased as a result of the continued build-out of the Digital Mobile network to enhance or expand coverage and increase network capacity. See "-- Future Capital Needs and Resources." Also contributing to the increase in cash used in investing activities was a $55.4 million increase in payments for acquisitions and purchases of licenses consisting primarily of $38.4 million of additional cash investments in international subsidiaries and a $25.0 million deposit required for the recently concluded FCC auction for LMDS licenses. The increases in cash used in investing activities were offset by $123.3 million in net proceeds from purchases and maturities of marketable securities.

     Cash flows provided by financing activities increased by $1,057.3 million as compared to the three months ended March 31, 1997, primarily reflecting higher net proceeds in the first quarter of 1998 from the issuance of long-term debt and mandatorily redeemable preferred stock. Net cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of gross proceeds from the Series E Preferred Stock of $750.0 million, the February Notes of $1,000.1 million and the 1998 NI Notes of $400.9 million, along with $1,000.0 million in borrowings under the Bank Credit Facility offset in part by deferred financing cost payments of $86.6 million and $972.0 million used to repay the outstanding borrowings under the Old Bank Credit Facility and the Vendor Credit Facility.

FUTURE CAPITAL NEEDS AND RESOURCES

     Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction and enhancement of the Digital Mobile network, operating expenses relating both to the Digital Mobile network and to its analog SMR business, potential acquisitions (including the acquisition of rights to spectrum through the recently concluded 800 MHz auction, acquisition of LMDS spectrum through the joint venture conducted through NextBand in the recently concluded LMDS spectrum auction and any future auctions of spectrum by the FCC), debt service requirements and other general corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities and operating losses will continue to exceed its cash flows from operating activities over the next several years.

     In connection with the Company's implementation of its 1998 Plan, Nextel has estimated that the external funding required to meet the cash needs of its domestic business activities during 1998, including principally the funding required for the purchase or redemption of the Targeted Notes, the funding of anticipated capital expenditures and acquisitions (including the remaining balance due for acquisitions of licenses in the FCC's 800 MHz spectrum auction concluded in December 1997, but excluding amounts to acquire LMDS licenses) and operating losses, will be approximately $2,970.0 million, which includes approximately $1,335.0 million of system infrastructure and other system capital costs relating to Nextel's Digital Mobile network expected to be incurred during 1998. Such estimates are based in part on the Company's experience in 1997 and on a number of significant assumptions, including assumptions regarding continued subscriber growth and increased demand for the Company's wireless services and enhancements to existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures faced or anticipated by the Company in its domestic markets. Additionally, the 1998 Plan does not include amounts required to acquire LMDS licenses or to pursue LMDS or other business opportunities or other potential transactions or investments that are not part of Nextel's domestic digital and analog SMR wireless communications businesses and assets and related corporate support services, personnel and overhead. Under the terms of the NextBand joint venture in connection with NextBand's recent acquisition of LMDS spectrum, one half of the bid amount is to be funded by the Company. The Company's funding obligation with respect to NextBand's acquisition of such LMDS spectrum is approximately $42.4 million (net of the Company's $25.0 million share of the auction bidding deposit, which already has been paid to the FCC). See "Recent Transactions and Developments -- LMDS Auction." The telecommunications industry is rapidly evolving and there can be no assurance that the Company will not experience levels of demand for its services or competitive pressures that differ from those experienced in 1997 and the first quarter of 1998 and those assumed in developing the Company's 1998 Plan, which could cause an increase in the Company's need for additional financing. See "--Forward Looking Statements."

     The Bank Credit Agreement currently provides for up to $3.0 billion in secured financing, subject to the satisfaction or waiver of applicable borrowing conditions. Of such financing, $1.0 billion of term loan financing was drawn as of March 31, 1998. The availability of such financing is subject to Nextel's satisfying certain requirements under the Nextel Indentures which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the Old Indentures). Based on (i) the amount of equity issuances including the issuances of Series D Preferred Stock and Series E Preferred Stock completed since June 1, 1997, and (ii) the Company's outstanding debt at March 31, 1998 (but giving effect to the purchase of the Targeted Notes with the February Notes Proceeds (see, "Note 5--Subsequent Events")), the Company may access the entire $3.0 billion available under the Bank Credit Facility in compliance with the debt incurrence requirements contained in the Nextel Indentures. See the discussion under the caption "Risk Factors--Nextel to Require Additional Financing" in the Company's 1997 Form 10-K and "--Forward Looking Statements."

     Assuming that it has access to all of the available funds under the Bank Credit Facility, the Company believes that such amounts, coupled with the Company's available cash and cash equivalents, including the proceeds from the financing transactions completed in 1998 remaining after the completion of the tender offers for the Targeted Notes, will provide funds that in the aggregate are expected to be more than sufficient to implement the Company's 1998 Plan and meet the other currently anticipated cash needs of the domestic business activities contemplated by the 1998 Plan through the end of 1998, as well as the payment of the Company's current funding obligation in connection with the recent acquisition of LMDS spectrum by NextBand. Thereafter, Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital

Mobile network, to fund operating losses, for other general corporate purposes, including the pursuit of LMDS or other new business opportunities or other potential transactions or investments that are not a part of the 1998 Plan. To the extent the Company's existing financing sources are insufficient to meet such needs, the Company may seek to raise additional capital from public or private equity or debt sources. See "-- Forward Looking Statements."

     The availability of borrowings pursuant to the Bank Credit Facility is subject to certain conditions, and there can be no assurance that such conditions will be met. The Bank Credit Facility, the Nextel Indentures, and the terms of the certificate of designations for each of the Series D Preferred Stock and the Series E Preferred Stock contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The Bank Credit Agreement also requires Nextel and its relevant subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage which may become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile network, the amount and timing of Nextel's capital expenditures and operating losses and the market price of the Common Stock. See "-- Forward Looking Statements."

     As described in the Nextel International 1997 Form 10-K, Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million. These amounts consist primarily of the purchase of switches and other equipment, the acquisition of cell sites, the cost of constructing the network, loading subscribers, the acquisition of licenses and investments and funding of operating losses. See Nextel International 1997 Form 10-K, Part I, Item 1, "Business -- 1998 Plan." Nextel International's funding requirements and access to funding sources, as well as its business, financial condition and future prospects, are subject to a number of risks and contingencies. For a detailed description of the risks and contingencies that Nextel International regards as significant, See the Nextel International 1997 Form 10-K and Nextel International's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

FORWARD LOOKING STATEMENTS

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are included in Nextel's 1997 Form 10-K) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified or referred to elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile system service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance, the continued successful performance of the Reconfigured iDEN technology being deployed in Nextel's various market areas, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business, Nextel's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission including the Company's 1997 Form 10-K and, with specific reference to risk factors relating to international operations, in Nextel International's reports filed with the Commission including the Nextel International 1997 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Nextel uses mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under the Company's bank and vendor credit facilities. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements to partially hedge interest rate exposure associated with both on-balance sheet financial instruments and anticipated debt transactions. All of the Company's financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the related underlying on-balance sheet financial instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

     Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities which are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian Real, expose the Company to foreign currency exchange rate risk. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited as the terms of the senior discount notes and bank and vendor credit facilities do not require principal payments until after 1999. Accordingly, as of March 31, 1998, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

     The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of March 31, 1998 in U.S. dollars. To the extent that the Company's financial instruments expose the Company to interest rate and foreign currency exchange risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities in effect as of March 31, 1998 and, in the case of the mandatorily redeemable preferred stock and senior discount notes, exclude the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of March 31, 1998. For interest rate swaps and the interest rate protection agreement, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (i) quoted market prices for mandatorily redeemable preferred stock and senior discount notes; (ii) the carrying value for the bank and vendor credit facilities at March 31, 1998 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swap and interest rate protection agreements. Descriptions of the Company's mandatorily redeemable preferred stock, senior discount notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 6, 7 and 10 to the consolidated financial statements contained in the Company's 1997 Form 10-K and should be read in conjunction with the table below.

                                                                             Year of Maturity (US $ in thousands)


                                                               1998           1999           2000           2001           2002
                                                           ------------   ------------   ------------   ------------   ------------
I.    Interest Rate Sensitivity
Redeemable Preferred Stock and Long-Term Debt:
----------------------------------------------
Fixed Rate                                                        --             --             --             --             --
Average Interest Rate                                             --             --             --             --             --

Variable Rate                                                     --             --           $11,715       $ 16,715        $27,572
Average Interest Rate                                             --             --             11.0%          10.2%          10.1%


Interest Rate Swaps:
--------------------
Variable to Fixed                                                 --          $100,000          --          $200,000          --
Average Pay Rate                                                  --              5.4%          --              5.5%          --
Average Receive Rate                                              --              5.7%          --              5.6%          --

Variable to Variable                                              --             --           $50,000       $100,000          --
Average Pay Rate                                                  --             --              5.7%           5.7%          --
Average Receive Rate                                              --             --              5.9%           5.7%          --

Anticipated Transaction Interest Rate Protection Agreement:
-----------------------------------------------------------
Protection Agreement                                           $570,000          --             --             --             --
Average Pay Rate                                                   6.0%          --             --             --             --

II.   Foreign Exchange Rate Sensitivity
Long-Term Debt:
---------------
Fixed Rate                                                        --             --             --             --             --
Average Interest Rate                                             --             --             --             --             --

Variable Rate                                                     --             --           $11,715       $ 11,715       $ 17,572
Average Interest Rate                                             --             --             11.0%          11.0%          11.0%

                                                                   Year of Maturity (US $ in thousands)
                                                                                   Total
                                                                There-             Due at               Fair
                                                                After             Maturity              Value
                                                           --------------      ---------------          -----
I.    Interest Rate Sensitivity
Redeemable Preferred Stock and Long-Term Debt:
----------------------------------------------
Fixed Rate                                                     $8,985,782           $8,985,782         $7,260,492
Average Interest Rate                                               10.9%                10.9%

Variable Rate                                                  $1,002,572           $1,058,574         $1,058,574
Average Interest Rate                                                8.5%                 8.6%


Interest Rate Swaps:
--------------------
Variable to Fixed                                                   --              $  300,000         $      180
Average Pay Rate                                                    --                    5.4%
Average Receive Rate                                                --                    5.6%

Variable to Variable                                            $ 400,000           $  550,000         $   (3,667)
Average Pay Rate                                                     5.1%                 5.3%
Average Receive Rate                                                 5.6%                 5.7%

Anticipated Transaction Interest Rate Protection Agreement:
-----------------------------------------------------------
Protection Agreement                                                --              $  570,000         $   (9,428)
Average Pay Rate                                                    --                    6.0%

II.   Foreign Exchange Rate Sensitivity
Long-Term Debt:
---------------
Fixed Rate                                                     $1,681,463           $1,681,463         $1,116,471
Average Interest Rate                                               12.6%                12.6%

Variable Rate                                                  $   17,572           $   58,574         $   58,574
Average Interest Rate                                               11.0%                11.0%

PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in certain legal proceedings that are described in the Company's 1997 Form 10-K. During the three months ended March 31, 1998, there were no material changes in the status of or developments regarding those legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

(a)      Inapplicable

(b)      Inapplicable

(c) Recent Issues of Unregistered Securities. Nextel sold securities that were not registered under the Securities Act in the following transactions during the first quarter of 1998.

         (i) On January 2, 1998, an affiliate of Mr. McCaw sold an aircraft to Nextel Aviation, Inc. for $8,150,000 in cash and received 50,000 shares of the Company's Class A Common Stock at an agreed value of $32.00 per share.

         (ii) On January 6, 1998, Canadian Imperial Holdings, Inc. ("CIHI"), a successor to Weinstein Kitchenoff Scarlato & Goldman Ltd. ("Weinstein Kitchenoff"), as escrow agent and attorney-in-fact for plaintiffs in Seidman v. American Mobile Systems, Inc., pursuant to the terms of a warrant issued to Weinstein Kitchenoff on May 5, 1997 as consideration for settlement of the above-named litigation (the "Settlement Warrant"), exercised such Settlement Warrant and received 68,276 shares of the Company's Class A Common Stock (the "Settlement Warrant Shares"). The Settlement Warrant and the Settlement Warrant Shares were issued pursuant to an exemption under Section 3(a)(10) of the Securities Act.

         (iii) On February 11, 1998, Nextel completed the sale of 750,000 shares of its 11.125% Series E Preferred Stock with a liquidation preference of $1,000 per share to qualified institutional buyers and a limited number of institutional accredited investors generating approximately $727.9 million in Series E Preferred Stock Proceeds. Morgan Stanley Dean Witter, Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston acted as placement agents and received approximately $22.1 million in fees.

         Each of the transactions described in (i) and (iii) were effected pursuant to the exemption of Section 4(2) of the Securities Act, and with respect to the transaction described in (iii), Rule 144A thereunder, in reliance upon representations of the relevant purchasers and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  List of Exhibits.

EXHIBIT NUMBER     EXHIBIT DESCRIPTION
--------------     -------------------

  3.1 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed on February 12, 1998 as Exhibit 4.1 to the Current Report on Form 8-K dated on February 11, 1998 (the "February 11 Form 8-K") and incorporated herein by reference).

  4.1 Indenture dated as of February 11, 1998 between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee (the "February 1998 Indenture"), relating to Nextel's Senior Serial Redeemable Discount Notes due 2008 (filed on February 12, 1998 as Exhibit 4.2 to the February 11 Form 8-K and incorporated herein by reference).

  4.2 Form of Note issued pursuant to the February 1998 Indenture (included in Exhibit 4.1).

  4.3 Fourth Supplemental Indenture, dated March 24, 1998, to the Indenture dated August 15, 1993 between Nextel
                   Communications, Inc. ("Nextel") and the Bank of New York, as Trustee relating to Nextel's Senior Redeemable Discount Notes due 2003.

  4.4 Fifth Supplemental Indenture, dated March 24, 1998, to the Indenture dated April 25, 1993 between Dial Call Communications, Inc. ("Dial Call") and the Bank of New York, as Trustee, relating to Dial Call's Senior Redeemable Discount Notes due 2004.

  10.1 Letter Amendment to Employment Agreement dated as of March 24, 1998 between Daniel Akerson and Nextel (filed on March 30, 1998 as Exhibit 10.20.2 to the 1997 Form 10-K and incorporated herein by reference).

  27**             Financial Data Schedule.

                   ----------------
                ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

   (b)  Reports on Form 8-K.

       (i) Current Report on Form 8-K dated and filed February 2, 1998 with the Commission reporting under Item 5 the proposed issuance of the February Notes and Series E Preferred Stock; commitment from certain lenders to increase available borrowings under the Company's Bank Credit Facility; results of 800 MHz SMR Auction; completion of certain exchange offers; the Company's proposed 1998 Business Plan and financing risks associated with the 1998 Plan.

       (ii) Current Report on Form 8-K dated and filed February 9, 1998 with the Commission reporting under Item 5 the filing of a Prospectus Supplement relating to the merger of CellCall, Inc. with a subsidiary of the Company and filed for the purpose of filing exhibits related thereto.

       (iii) Current Report on Form 8-K dated and filed February 12, 1998 with the Commission reporting under Item 5 the issuance of the February Notes and Series E Preferred Stock; and updating the February 2, 1998 Current Report on Form 8-K.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEXTEL COMMUNICATIONS, INC.

                                     By:           /s/WILLIAM G. ARENDT
                                        ----------------------------------------
Date:  May 13, 1998                                  William G. Arendt
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------

     3.1 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed on February 12, 1998 as Exhibit 4.1 to the Current Report on Form 8-K dated on February 11, 1998 (the "February 11 Form 8-K") and incorporated herein by reference).

     4.1 Indenture dated as of February 11, 1998 between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee (the "February 1998 Indenture"), relating to Nextel's Senior Serial Redeemable Discount Notes due 2008 (filed on February 12, 1998 as Exhibit 4.2 to the February 11 Form 8-K and incorporated herein by reference).

     4.2 Form of Note issued pursuant to the February 1998 Indenture (included in Exhibit 4.1).

     4.3 Fourth Supplemental Indenture, dated March 24, 1998, to the Indenture dated August 15, 1993 between Nextel Communications, Inc. ("Nextel") and the Bank of New York, as Trustee relating to Nextel's Senior Redeemable Discount Notes due 2003.

     4.4 Fifth Supplemental Indenture, dated March 24, 1998, to the Indenture dated April 25, 1993 between Dial Call Communications, Inc. ("Dial Call") and the Bank of New York, as Trustee, relating to Dial Call's Senior Redeemable Discount Notes due 2004.

     10.1 Letter Amendment to Employment Agreement dated as of March 24, 1998 between Daniel Akerson and Nextel (filed on March 30, 1998 as Exhibit 10.20.2 to the 1997 Form 10-K and incorporated herein by reference).

     27**           Financial Data Schedule.

                    ----------------
                 ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.