Form 10-Q
period 1998-06-30
NEXTEL COMMUNICATIONS INC
filed 1998-08-14
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [ X ]        SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1998

                                       OR


       [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                        ---------------    ---------------

                       Commission File Number  0-19656


                         NEXTEL COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                   36-3939651
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



   1505 FARM CREDIT DRIVE, MCLEAN, VA                                  22102
(Address of principal executive offices)                            (Zip Code)


       Registrant's telephone number, including area code:        (703) 394-3000



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X       No _______

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                    Number of Shares Outstanding
             Title of Class                               on July 31, 1998
             --------------                               ----------------
 Class A Common Stock, $0.001 par value                     267,877,652

    Class B Non-Voting Common Stock,                         17,830,000
            $0.001 par value

                         NEXTEL COMMUNICATIONS, INC.

                                    INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART I       FINANCIAL INFORMATION.

             Item 1.  Financial Statements - Unaudited.

                      Condensed Consolidated Balance Sheets -
                          As of June 30, 1998 and December 31, 1997.                                          3

                      Condensed Consolidated Statements of Operations -
                          For the Six Months Ended June 30, 1998 and 1997.                                    4

                      Condensed Consolidated Statements of Operations -
                          For the Three Months Ended June 30, 1998 and 1997.                                  5

                      Condensed Consolidated Statement of Changes in Stockholders' Equity -
                          For the Six Months Ended June 30, 1998.                                             6

                      Condensed Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1998 and 1997.                                        7

                      Notes to Condensed Consolidated Interim Financial Statements.                           8

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                                   13

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                            25

PART II      OTHER INFORMATION.

             Item 1.  Legal Proceedings.                                                                     28

             Item 4.  Submission of Matters to a Vote of Security Holders.                                   28

             Item 5.  Other Information.                                                                     29

             Item 6.  Exhibits and Reports on Form 8-K.                                                      30

PART I

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1998             1997
                                                                               ------------     ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents (of which $333,570 and $159,790 is restricted)     $    500,444     $    301,601
  Marketable securities (of which $2,638 and $128,560 is restricted)                  4,647          131,404
  Accounts and notes receivable, less allowance for doubtful
    accounts of $56,859 and $56,590                                                 288,491          240,637
  Subscriber equipment inventory                                                    125,505          101,338
  Prepaid expenses and other                                                         94,171           64,617
                                                                               ------------     ------------
          Total current assets                                                    1,013,258          839,597
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
  of $882,297 and $594,473                                                        4,165,630        3,225,603
INTANGIBLE ASSETS, net of accumulated amortization
  of $836,937 and $764,554                                                        4,895,344        4,699,746
OTHER ASSETS                                                                        654,792          462,855
                                                                               ------------     ------------
                                                                               $ 10,729,024     $  9,227,801
                                                                               ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other                                 $    849,229     $    761,314
  Current portion of long-term debt                                                   6,540            7,577
                                                                               ------------     ------------
          Total current liabilities                                                 855,769          768,891
LONG-TERM DEBT                                                                    6,544,323        5,038,250
DEFERRED INCOME TAXES                                                               886,417          951,192
OTHER                                                                                36,509           27,929
                                                                               ------------     ------------
          Total liabilities                                                       8,323,018        6,786,262
                                                                               ------------     ------------
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009,
  13% cumulative annual dividend;  549,195 and 515,166 shares issued;
  549,182 and 515,166 shares outstanding; stated at liquidation value               564,056          529,119
SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2010,
  11.125% cumulative annual dividend;  771,786 shares issued and outstanding;
  stated at liquidation value                                                       782,505               --
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable,
    7,905,981 shares issued and outstanding                                         290,545          290,545
  Preferred stock, Class B convertible, 82 shares issued and outstanding                 --               --
  Common stock, Class A, 258,167,930 and 253,246,237 shares issued,
    257,189,570 and 252,028,617 shares outstanding                                      258              253
  Common stock, Class B, non-voting convertible, 17,830,000 shares
    issued and outstanding                                                               18               18
  Paid-in capital                                                                 4,414,134        4,379,810
  Accumulated deficit                                                            (3,627,927)      (2,749,105)
  Treasury shares, at cost, 978,360 and 1,217,620 shares                            (18,787)         (23,435)
  Other stockholders' equity                                                          1,204           14,334
                                                                               ------------     ------------
          Total stockholders' equity                                              1,059,445        1,912,420
                                                                               ------------     ------------
                                                                               $ 10,729,024     $  9,227,801
                                                                               ============     ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                  1998               1997
                                                                              -----------        -----------

OPERATING REVENUES                                                           $    748,547       $    256,614
                                                                             ------------       ------------

OPERATING EXPENSES
  Cost of revenues                                                                225,182            122,654
  Selling, general and administrative                                             700,738            314,355
  Depreciation and amortization                                                   378,611            224,704
                                                                             ------------       ------------
                                                                                1,304,531            661,713
                                                                             ------------       ------------

OPERATING LOSS                                                                   (555,984)          (405,099)
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                               (297,133)          (172,456)
  Interest income                                                                  21,744             12,286
  Other, net                                                                        2,932             (3,134)
                                                                             ------------       ------------
                                                                                 (272,457)          (163,304)
                                                                             ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                            (828,441)          (568,403)

INCOME TAX BENEFIT                                                                 82,844             85,930
                                                                             ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                   (745,597)          (482,473)

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT,
  NET OF INCOME TAX OF $0                                                        (133,225)                --
                                                                             ------------       ------------

NET LOSS                                                                         (878,822)          (482,473)

REDEEMABLE PREFERRED STOCK DIVIDENDS                                              (67,469)                --
                                                                             ------------       ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $   (946,291)      $   (482,473)
                                                                             ============       ============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Loss before extraordinary item attributable to
    common stockholders                                                      $     (2.99)       $      (2.01)
  Extraordinary item                                                               (0.49)                 --
                                                                             -----------        ------------
                                                                             $     (3.48)       $      (2.01)
                                                                             ===========        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          271,952,000        239,591,000
                                                                             ============       ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                  1998               1997
                                                                             ------------        -----------

OPERATING REVENUES                                                           $    421,413       $    145,938
                                                                             ------------       ------------

OPERATING EXPENSES
  Cost of revenues                                                                122,754             64,493
  Selling, general and administrative                                             370,999            181,979
  Depreciation and amortization                                                   194,116            114,501
                                                                             ------------       ------------
                                                                                  687,869            360,973
                                                                             ------------       ------------

OPERATING LOSS                                                                   (266,456)          (215,035)
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                               (151,753)           (97,189)
  Interest income                                                                   7,391              8,304
  Other, net                                                                        2,879             (4,197)
                                                                             ------------       ------------
                                                                                 (141,483)           (93,082)
                                                                             ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                            (407,939)          (308,117)

INCOME TAX BENEFIT                                                                 49,204             46,494
                                                                             ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                   (358,735)          (261,623)

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT,
  NET OF INCOME TAX OF $0                                                        (133,225)                --
                                                                             ------------       ------------

NET LOSS                                                                         (491,960)          (261,623)

REDEEMABLE PREFERRED STOCK DIVIDENDS                                              (39,381)                --
                                                                             ------------       ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $   (531,341)       $  (261,623)
                                                                             ============       ============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Loss before extraordinary item attributable to
    common stockholders                                                      $      (1.45)      $      (1.08)
  Extraordinary item                                                                (0.49)                --
                                                                             ------------       ------------
                                                                             $      (1.94)      $      (1.08)
                                                                             ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          273,519,000        241,831,000
                                                                              ===========       ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  UNAUDITED







                                               Class A               Class B             Class A
                                           Preferred Stock       Preferred Stock       Common Stock
                                           ------------------    -----------------   ----------------
                                          Shares     Amount       Shares  Amount      Shares     Amount
                                          ------     ------       ------  ------      ------     ------

BALANCE, January 1, 1998                 7,905,981   $290,545       82    $    --   253,246,237  $253
Issuance of common stock:
  Exercise of options and warrants                                                    1,303,512     1
  Employee stock purchase plan
  Acquisitions                                                                        3,618,181     4
Deferred compensation
Unrealized loss on available-for-sale
  securities, net of income taxes
Foreign currency translation adjustment
Preferred stock dividends
Net loss
                                          ---------  --------     ----    -------   ----------- -----
BALANCE, June 30, 1998                    7,905,981  $290,545       82    $    --   258,167,930 $ 258
                                          =========  ========     ====    =======   =========== =====







                                                     Class B
                                                  Common Stock
                                               ------------------      Paid-in
                                               Shares      Amount      Capital
                                               ------      ------      -------

BALANCE, January 1, 1998                       17,830,000    $18       $4,379,810
Issuance of common stock:
  Exercise of options and warrants                                         16,020
  Employee stock purchase plan                                                454
  Acquisitions                                                             85,544
Deferred compensation                                                        (225)
Unrealized loss on available-for-sale
  securities, net of income taxes
Foreign currency translation adjustment
Preferred stock dividends                                                 (67,469)
Net loss
                                               ----------    ---       ----------
BALANCE, June 30, 1998                         17,830,000    $18       $4,414,134
                                               ==========    ===       ==========



                                                                                         Other Stockholders' Equity
                                                                                        ---------------------------------
                                                                                          Accumulated Other
                                                                                        Comprehensive Income
                                                                                        ---------------------
                                                                                          Unrealized    Cumulative
                                                             Accumulated     Treasury     Gain (Loss)   Translation   Deferred
                                                              Deficit         Shares     on Investments Adjustment   Compensation
                                                              -------        --------   --------------  ---------    ------------

BALANCE, January 1, 1998                                     $(2,749,105)     $(23,435)    $22,798     $     --   $ (8,464)
Issuance of common stock:
  Exercise of options and warrants                                               1,443
  Employee stock purchase plan                                                   3,205
  Acquisitions
Deferred compensation                                                                                                3,358
Unrealized loss on available-for-sale
  securities, net of income taxes                                                           (7,576)
Foreign currency translation adjustment                                                                  (8,912)
Preferred stock dividends
Net loss                                                        (878,822)
                                                            ------------       -------     -------     --------   --------
BALANCE, June 30, 1998                                      $ (3,627,927)     $(18,787)    $15,222     $ (8,912)  $ (5,106)
                                                            ============      ========     =======     ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                   1998             1997
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (878,822)     $ (482,473)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred financing costs and accretion of senior redeemable discount notes, net of capitalized accreted interest
      of  $21,003 and $0                                                            247,134         146,315
    Depreciation and amortization                                                   378,611         224,704
    Provision for losses on accounts receivable                                      32,999           6,055
    Deferred income tax benefit                                                     (82,844)        (85,930)
    Extraordinary loss on retirement of debt                                        133,225              --
    Other, net                                                                       16,039          12,570
    Change in current assets and liabilities, net of effects from acquisitions:
      Accounts and notes receivable                                                 (81,513)        (83,745)
      Subscriber equipment inventory                                                (35,095)        (24,660)
      Other assets                                                                  (19,183)         (8,089)
      Accounts payable, accrued expenses and other                                   88,451          72,755
                                                                               ------------     -----------
         Net cash used in operating activities                                     (200,998)       (222,498)
                                                                               ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (1,154,149)       (560,608)
  Payments for acquisitions and purchase of licenses, net of cash acquired         (251,452)        (62,771)
  Purchases of marketable securities                                                 (8,054)        (72,712)
  Proceeds from maturities and sales of marketable securities                       134,811           5,102
  Other investments in and advances to affiliates                                  (124,168)        (39,928)
                                                                               ------------     -----------
         Net cash used in investing activities                                   (1,403,012)       (730,917)
                                                                               ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities                                                     1,401,013         500,003
  Proceeds from redeemable preferred stock issuance                                 750,000              --
  Retirement of debt securities                                                    (740,791)             --
  Borrowings under long-term credit facilities                                    1,021,000              --
  Repayments under long-term credit facilities                                     (972,021)             --
  Revolving line of credit borrowings, net                                          432,781         928,000
  Other long-term (repayments) borrowings, net                                       (3,183)            378
  Deferred financing costs                                                         (103,351)        (84,950)
  Common stock and options issued                                                    17,405          33,599
  Option repurchase and other                                                            --         (24,513)
                                                                               ------------     ----------
         Net cash provided by financing activities                                1,802,853       1,352,517
                                                                               ------------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                               198,843         399,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      301,601         139,681
                                                                               ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    500,444     $   538,783
                                                                               ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized of $5,773 and $25,056     $     57,929     $    21,608
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

  The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), and the Nextel International, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (the "Nextel International 1997 Form 10-K"), for matters related to Nextel International, Inc.'s operations. Operating results for the interim periods are not necessarily indicative of results for an entire year.

  Certain prior period amounts have been reclassified to conform to the 1998 presentation.

  SUPPLEMENTAL CASH FLOW INFORMATION -- Total capital expenditures paid in cash and financed during the six months ended June 30, 1998 and 1997 were $1,175.6 million and $530.7 million, respectively. Total capital expenditures includes interest capitalized in connection with the construction and development of the Company's advanced mobile communications systems employing digital technology with a multi-site configuration permitting frequency reuse (the "Digital Mobile network") of approximately $26.8 million and $25.1 million during the six months ended June 30, 1998 and 1997, respectively.

  RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES -- As of June 30, 1998 and December 31, 1997, approximately $336.2 million and $288.4 million, respectively, of cash, cash equivalents and marketable securities held by Nextel International, Inc. and its subsidiaries ("Nextel International"), an indirect, wholly owned subsidiary of Nextel, were not available to fund any of the cash needs of Nextel's domestic Digital Mobile network and analog specialized mobile radio ("SMR") businesses due to the restrictions contained in (i) the indenture related to the 10-year discount notes issued by Nextel International in March 1997 (the "1997 NI Notes") and (ii) the indenture related to the 10-year discount notes issued by Nextel International in March 1998 (such indentures, collectively, the "NI Indentures").

  COMPREHENSIVE INCOME -- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                               SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                   JUNE 30,                               JUNE 30,
                                           -----------------------------       ---------------------------
                                               1998             1997               1998            1997
                                           ------------     ------------       -----------     -----------


  Loss attributable to
    common stockholders                    $(946,291)        $(482,473)        $(531,341)       $ (261,623)
  Other comprehensive income:
    Unrealized (loss) gain
      on investments, net of tax              (7,576)           12,691           (17,350)           21,536
    Foreign currency translation
      loss                                    (8,912)               --            (5,442)               --
                                           ---------         ---------         ---------        ----------
  Comprehensive income                     $(962,779)        $(469,782)        $(554,133)       $ (240,087)
                                           =========         =========         =========        ==========

  NEW ACCOUNTING PRONOUNCEMENT -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not evaluated the effects of this change on its financial position or results of operations.

NOTE 2 -- SIGNIFICANT TRANSACTIONS.

  During the six months ended June 30, 1998, the Company completed the following transactions. Transactions completed in the three-month period ended June 30, 1998 are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  DOMESTIC ACQUISITIONS -- During the second quarter of 1998, the Company acquired several analog SMR businesses for a total purchase price of $172.2 million, consisting of $88.6 million in cash and approximately 3.6 million shares of Nextel's Class A Common Stock, par value $0.001 per share ("Common Stock"), having an aggregate value of $83.6 million. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

  PREFERRED STOCK ISSUANCE -- On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock Mandatorily Redeemable 2010 (the shares of such stock issued originally, any shares of such stock issued in exchange therefor and any shares of such stock issued as payment in kind dividends thereon, collectively, the "Series E Preferred Stock"), with a liquidation preference of $1,000 per share, yielding net proceeds of approximately $727.9 million (the "Series E Preferred Stock Proceeds"). At June 30, 1998, accrued but unpaid dividends on the outstanding shares of 13% Series D Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "Series D Preferred Stock") and Series E Preferred Stock were approximately $14.9 million and $10.7 million, respectively.

  NEXTEL INTERNATIONAL ARGENTINA INVESTMENT -- On January 30, 1998, Nextel International acquired the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina") for a purchase price of $46.0 million. As a result of the purchase, Nextel International commenced consolidating the accounts of Nextel Argentina effective February 1, 1998.

NOTE 3 -- LONG-TERM DEBT.

                                                                      JUNE 30,            DECEMBER 31,
                                                                        1998                  1997
                                                                    -------------        -------------
                                                                              (in thousands)
11.5% Senior Redeemable Discount Notes due 2003,
    net of unamortized discount of $650 and $24,564                 $      35,161        $     318,801
9.75% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $64,566 and $113,926                 1,061,869            1,012,509
10.125% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $89,984 and $111,870                   319,892              298,006
12.25% Senior Redeemable Discount Notes due 2004,
    net of unamortized discount of $1,604 and $104,504                      7,022              326,966
10.25% Senior Redeemable Discount Notes due 2005,
    net of unamortized discount of $28,326 and $34,320                     86,839               80,845
13.0% Senior Redeemable Discount Notes due 2007
    (issued by Nextel International), net of unamortized
    discount of $375,522 and $411,571                                     575,941              539,892
10.65% Senior Redeemable Discount Notes due 2007,
    net of unamortized discount of $296,864 and $324,329                  543,136              515,671
9.75% Senior Serial Redeemable Discount Notes due 2007,
    net of unamortized discount of $381,306 and $416,021                  747,794              713,079
9.95% Senior Serial Redeemable Discount Notes due 2008,
    net of unamortized discount of $588,166                             1,038,834                   --
12.125% Senior Redeemable Discount Notes due 2008,
    (issued by Nextel International), net of unamortized
    discount of $314,398                                                  415,602                   --
Bank credit facility, interest payable quarterly at an
    adjusted rate calculated either on the prime rate or
    LIBOR (7.94% to 8.84% - 1998 and
    7.94% to 9.75% - 1997)                                              1,592,000            1,021,000
Vendor credit facility, interest payable quarterly at 2.0%
    over the prime rate (10.5%)                                                --              152,021
Nextel Argentina bank credit facility, interest payable
    quarterly at an adjusted rate calculated either on the
    prime rate or LIBOR (9.5%)                                             21,000                   --
Nextel International vendor credit facility, interest payable
    semiannually at 2.5% over the prime rate (11.0%)                       92,031               50,250
Other                                                                      13,742               16,787
                                                                    -------------        -------------
                                                                        6,550,863            5,045,827
Less current portion                                                        6,540                7,577
                                                                    -------------        -------------
                                                                    $   6,544,323        $   5,038,250
                                                                    =============        =============


   During the six months ended June 30, 1998, the Company completed the following financing transactions, which are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    FEBRUARY NOTES ISSUANCE -- On February 11, 1998, the Company completed a private placement of $1,627.0 million in principal amount at maturity of 9.95% Senior Serial Redeemable Discount Notes due 2008 (the securities issued originally, and any securities issued in exchange therefor collectively, the "February Notes") yielding approximately $975.9 million in net cash proceeds (the "February Notes Proceeds").

  NEW BANK FINANCING -- On March 13, 1998, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank financing agreement to $3.0 billion (consisting of a $1.5 billion revolving loan and $1.5 billion in term loans) and concurrently terminated its domestic vendor credit facilities. The maturity date of the $1.5 billion revolving loan and a $500.0 million portion of the term loans is March 31, 2006; the maturity date of the remaining $1.0 billion portion of the term loans is September 30, 2006.

  TENDER OFFER -- On April 3, 1998, the Company concluded a cash tender offer and related consent solicitation with respect to all of the outstanding 11.5% Senior Redeemable Discount Notes due 2003 (the "2003 Notes") and 12.25% Senior Redeemable Discount Notes due 2004 (the "12.25% 2004 Notes" and collectively with the 2003 Notes, the "Targeted Notes"). Pursuant to the terms of the tender offer and consent solicitation, the Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the February Notes Proceeds. As a result of the early retirement of the tendered Targeted Notes, the Company recognized an extraordinary loss of approximately $133.2 million, representing the sum of (i) the excess of the purchase price for such tendered Targeted Notes over the sum of carrying values of such tendered Targeted Notes and (ii) the write-off of the associated unamortized deferred financing costs related to such tendered Targeted Notes of approximately $19.3 million.

  NEXTEL INTERNATIONAL ARGENTINA CREDIT FACILITY -- On February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility (the "Argentina Credit Facility"), which, as amended on May 8, 1998, was increased to $100.0 million. The loans under the Argentina Credit Facility are scheduled to be repaid in quarterly installments beginning September 30, 2000, with a 50% balloon payment due March 31, 2003.

  NEXTEL INTERNATIONAL NOTES ISSUANCE -- On March 12, 1998, Nextel International completed a private placement of $730.0 million in principal amount at maturity of 12.125% Senior Redeemable Discount Notes due 2008 (the "1998 NI Notes") yielding approximately $387.0 million in net cash proceeds (the "1998 NI Notes Proceeds").

NOTE 4 -- DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS.

  The loss generated from the sale of subscriber units used in the Digital Mobile network primarily results from the Company's subsidy of digital subscriber units and represents marketing costs for the Digital Mobile network. Equipment sales revenue and related cost of sales of digital subscriber units and related accessories, which includes current period order fulfillment, installation related expenses and write downs to estimated net realizable value of subscriber unit inventory and related accessories, are classified within selling, general and administrative expenses as follows (in thousands):

                                            SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                JUNE 30,                             JUNE 30,
                                     -----------------------------         ----------------------------
                                        1998             1997                 1998             1997
                                     --------         ------------         -------------    -----------

Equipment sales                      $  182,201       $     98,676         $    98,206       $55,393
Cost of equipment sales                 310,272            146,316             167,197        84,182
                                     ----------       ------------         -----------      --------
                                     $ (128,071)      $    (47,640)        $   (68,991)     $(28,789)
                                     ==========       ============         ===========      ========

NOTE 5 -- SUBSEQUENT EVENTS.

   MCCAW INVESTOR OPTION EXERCISE -- On July 28, 1998, Option Acquisition, L.L.C., an entity controlled by Craig O. McCaw ("Mr. McCaw"), exercised options to purchase 9,953,821 shares of Common Stock in a cashless exercise transaction as permitted by the terms of such options. The exercise of the options was effected by surrendering a number of options determined (as provided in such options) by dividing the full cash exercise price for all of the options by the average closing sales price for a share of Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the exercise date.

NOTE 6 -- CONTINGENCIES.

  See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

  The following discussion of the condensed consolidated financial condition and results of operations of Nextel for the six- and three-month periods ended June 30, 1998 and 1997, and certain factors that could affect Nextel's prospective financial condition, should be read in conjunction with the Company's 1997 Form 10-K.

  Nextel provides a wide array of digital and analog wireless communications services throughout the United States. The Company offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name primarily to business users, and as of June 30, 1998, provided service to approximately 2,042,100 digital subscriber units in the United States. At June 30, 1998, the Company's Digital Mobile network was operational in areas in or around 83 of the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition to its Digital Mobile network, Nextel also operates analog wireless networks providing analog SMR services throughout the continental United States and in Hawaii to approximately 486,400 analog SMR subscriber units as of June 30, 1998. Nextel has significant SMR spectrum holdings in and around every major business and population center in the country, including all of the top 50 MSAs in the United States.

  In early 1997, Nextel finalized and began implementing a business plan for the period from March 31, 1997 through December 31, 1998 (the "Plan Period"). Nextel contemplated an accelerated build-out of its Digital Mobile network in the United States (the "1997 Plan") incorporating the modified version of the digital technology developed by Motorola, Inc., referred to as the "integrated Digital Enhanced Network" or "iDEN." During 1997, Nextel achieved a significant expansion of its Digital Mobile network and experienced a large increase in the number of digital subscriber units in service and system minutes of use. This growth resulted in greater capital expenditures and net cash used in Digital Mobile network operations in the final three quarters of 1997 than estimated for purposes of developing the 1997 Plan. The Company has updated and revised its 1998 business plan for its domestic operations in light of its results and experience in building out and commercializing its Digital Mobile network in 1997 (the "1998 Plan"). See "Part I, Item 1 Business -- 1998 Business Plan" in the Company's 1997 Form 10-K.

   The increased funding requirements reflected in the 1998 Plan include (i) a $1,050.0 million increase in total system infrastructure and capital costs over the $1,450.0 million in such costs that were contemplated by the 1997 Plan for the Plan Period and (ii) a $500.0 million increase in non-system capital expenditures and operating losses over the $1,050.0 million of such expenditures and losses that were contemplated by the 1997 Plan for the Plan Period. The 1998 Plan contemplates that the Company's funding requirements for system and non-system capital expenditures for 1998 will be approximately $1,496.0 million as compared to the approximately $1,452.5 million in funding used for such purposes during 1997. Such actual and contemplated capital expenditures exclude capital expenditures relating to international operations and capitalized interest relating to the Company's domestic and international operations for the respective periods. During the six months ended June 30, 1998, capital expenditures relating to the Company's domestic operations (excluding capitalized interest) were approximately $920.2 million. The level of domestic capital expenditures during such period was consistent with the 1998 Plan. The level of investment in system infrastructure and capital expenditures that will be incurred by the Company for the remainder of 1998 are subject to certain risks and uncertainties, including those identified or referred to in the Company's 1997 Form 10-K. See "-- Forward Looking Statements."

  In particular, as the Company has recently disclosed, the Digital Mobile network system usage increased by approximately 46%, to more than 2.2 billion minutes of use, during the second quarter as compared to the first quarter of 1998. System usage during 1998 has been and remains well above system utilization levels assumed and reflected in the 1998 Plan. The Company believes that such increased levels of system utilization are likely to continue for the remainder of the year, therefore the Company intends to accelerate the deployment of certain switching and related system infrastructure equipment. The Company has estimated that such accelerated deployment of equipment could increase system capital expenditures incurred in 1998 by approximately $100 million. See "-- Forward Looking Statements."

    Additionally, the Company has been evaluating a number of measures that could be implemented to improve the performance and reliability of the Digital Mobile network, to minimize the number of system affecting events that may impact the stability of the network and to enhance customer satisfaction. During the past several years, the Company has performed various network upgrades on an ongoing basis in its market areas, which are network affecting events in the sense that each element of the network involved in such an upgrade in a particular market or area is connected with or otherwise impacts a number of other network elements in such market or area. Such activities normally are performed during scheduled maintenance windows (when the system is taken down) and may occasionally result in service degradation or unexpected fluctuations in performance levels when the system is turned back up, producing attendant customer dissatisfaction. Although the Company typically has been able to take corrective action to restore acceptable service levels and system performance promptly, the Company believes that it will be able to significantly improve network planning tasks and performance issues by adopting a new approach of designing and conducting all network upgrade activities to occur only on a periodic schedule. Initially, the Company intends to perform network upgrades once per quarter in each relevant market or area, which will require planning and building for likely growth in system usage and coverage at least until the next scheduled quarterly upgrade. In addition to adopting the approach of building further ahead of demand, the Company also intends to implement sooner the conversion of selected existing sites throughout the Digital Mobile network to a system design more directed to handling existing and anticipated increased system usage. See "-- Forward Looking Statements."

  The Company believes that such activities will lead to significantly enhanced system performance and stability, will make the system design and planning process more accurate and cost-effective and will make customers' experiences on the Digital Mobile network more predictable and satisfying. The Company expects that the aggregate capital expenditures associated with implementing such measures in the final six months of 1998 would total approximately $100 million, the bulk of which would involve expenditures made to structure the Digital Mobile network for anticipated early 1999 system usage and coverage requirements. See "-- Forward Looking Statements."

  During 1998, the Company has continued to make capital expenditures to construct transmission towers and to expand the Digital Mobile network to new market areas. The Company currently is pursuing two transactions, either or both of which could be consummated in 1998, and (if consummated) are expected to have an impact on the level of the Company's capital expenditures and funding requirements that are related to such activities. First, the Company is currently discussing with interested parties the terms on which it would sell its portfolio of transmission tower assets, which includes towers and related assets constructed during 1998. Second, the Company anticipates finalizing an agreement on terms pursuant to which a newly formed affiliated entity would build out and operate digital mobile systems, compatible with the Digital Mobile network, in domestic markets outside or adjacent to the Company's currently operating market areas. Upon consummation of that transaction, the Company would transfer to such new entity various assets, including completed or in-process portions of the Digital Mobile network constructed by the Company in such new entity's market areas, and the Company would be reimbursed for the related capital expenses incurred since 1997. Final definitive agreements covering the potential transactions described in this paragraph have not yet been entered into, and there can be no assurance that such agreements will be entered into or that either or both of such potential transactions will be consummated before the end of 1998, or at all. See "-- Forward Looking Statements."

   The Company also operates or has investments in international wireless companies through Nextel International. Nextel International's subsidiaries or other entities in which Nextel International holds equity or equivalent interests own and operate wireless communications systems (the "Operating Companies") in Latin America, Asia and Canada and (together with Nextel's domestic Digital Mobile network operations) provide service in 12 of the world's 25 largest cities. The Company's condensed consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates or for periods indicated therein. Since March 1997, the funding needs relating to international operations have been met largely through separate financing arrangements entered into by Nextel International and its operating subsidiaries and affiliates. Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million.
As of June 30, 1998, Nextel International's total cash expenditures for its business activities, including system and related capital expenditures, were approximately $460.0 million.

   As of June 30, 1998, Nextel International's proportionate share of the approximately 357,000 international digital subscriber units in service, based on its ownership interests in the Operating Companies, is estimated to be approximately 67,000, which includes total digital subscriber units on networks currently in operation in Argentina, Brazil, Canada, Japan, and Shanghai, China.

   During the second quarter of 1998, Nextel International, through its subsidiaries or affiliated companies, launched commercial digital enhanced SMR ("ESMR") service in Sao Paolo and Buenos Aires, and in July 1998 launched commercial digital ESMR service in Rio de Janeiro, Manila and in the Kanto region of Japan (which includes Tokyo). In addition to the discussion below, more detailed information relating to Nextel International's business operations, financial condition and results of operations may be found in the periodic and other reports filed by Nextel International with the Commission pursuant to rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

RECENT DOMESTIC TRANSACTIONS AND DEVELOPMENTS

SERIES E PREFERRED STOCK EXCHANGE OFFER: On July 16, 1998, Nextel completed an exchange offer for its Series E Preferred Stock of which 750,000 shares were initially issued on February 11, 1998 in a private placement transaction. Nextel received approximately $727.9 million in Series E Preferred Stock Proceeds upon completion of the private placement of such shares. Dividends on the Series E Preferred Stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003, at the sole option of Nextel, in additional shares of Series E Preferred Stock. The Series E Preferred Stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after February 15, 2003, at specified redemption prices. Up to 35% of the Series E Preferred Stock may be redeemed on or prior to February 15, 2001, in whole or in part, at the option of Nextel in certain circumstances, at 111.125% of the liquidation preference plus accrued and unpaid dividends from the proceeds of one or more sales of Common Stock. The Series E Preferred Stock is also exchangeable, in whole but not in part, at the option of Nextel at any time after December 15, 2005, and in certain circumstances sooner, into Nextel subordinated debentures.

FEBRUARY SENIOR NOTES EXCHANGE OFFER: Concurrent with the completed exchange offer of the Series E Preferred Stock on July 16, 1998, Nextel completed an exchange offer for $1,627.0 million in principal amount at maturity of its February Notes, which were initially issued on February 11, 1998 in a private placement transaction. Nextel received approximately $975.9 million in February Notes Proceeds. Cash interest will not accrue on the February Notes prior to February 15, 2003, and will be payable on February 15 and August 15 of each year commencing August 15, 2003, at a rate of 9.95% per annum. The February

Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

LMDS AUCTION: On February 18, 1998, the Federal Communications Commission ("FCC") commenced an auction of Local Multipoint Distribution Service ("LMDS") spectrum in the 28 GHz - 31 GHz frequency range. In connection with its participation in the LMDS auction and potential pursuit of LMDS-related business opportunities, the Company has entered into a joint venture with NextLink Communications, Inc. ("NextLink"), a publicly traded company that is controlled by Mr. McCaw. NextLink provides local facilities based telecommunications services, with an emphasis on delivering switched services to commercial customers. NextLink files periodic and other reports with the Commission pursuant to the Exchange Act, and for additional information concerning NextLink, reference is made to such reports. The Company's participation with NextLink in the LMDS spectrum auction and related activities have been conducted through NextBand Communications, L.L.C. ("NextBand"), a joint venture in which the Company has a 50% ownership interest. As of the conclusion of the LMDS spectrum auction on March 25, 1998, NextBand had submitted $134.7 million in bids that represented the highest bids with respect to the auction of LMDS spectrum in 42 markets covering approximately 96 million people throughout the United States. Under the terms of the joint venture, in June 1998 the Company made the final payment to the FCC of $42.2 million, representing its 50% share of the bid amount after deducting the $25.0 million deposit previously paid by the Company.

TENDER OFFER AND CONSENT SOLICITATION: On April 3, 1998, the Company concluded a cash tender offer and related consent solicitation with respect to all of the outstanding Targeted Notes. Approximately $307.6 million in principal amount at maturity of the 2003 Notes and $422.8 million in principal amount at maturity of the 12.25% 2004 Notes, which had carrying values of approximately $294.2 million and $332.7 million, respectively, were validly tendered in the tender offer. Pursuant to the terms of the tender offer and consent solicitation, the Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the February Notes Proceeds.

NEW BANK FINANCING: On March 13, 1998, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank financing agreement to $3.0 billion (consisting of a $1.5 billion revolving loan and $1.5 billion in term loans) and concurrently terminated its domestic vendor credit facilities. The loans bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. At June 30, 1998, the Company had drawn an aggregate of approximately $1.6 billion of its available financing under its bank credit facility. The maturity date of the $1.5 billion revolving loan and a $500.0 million portion of the term loans is March 31, 2006. The maturity date of the remaining $1.0 billion portion of the term loans is September 30, 2006. The maturity date of the loans is subject to acceleration if the aggregate principal amount of certain series of the Company's senior redeemable discount notes is not less than $1.0 billion by specified dates.

RECENT NEXTEL INTERNATIONAL TRANSACTIONS AND DEVELOPMENTS

PERU INVESTMENT: On January 29, 1998, Nextel International purchased a 70.1% equity interest in Comunicaciones Nextel de Peru S.A., a Peruvian wireless SMR operator ("Nextel Peru," formerly known as Valorcom, S.A.), for a purchase price of $27.9 million, $23.8 million of which will represent new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. As of June 30, 1998, Nextel International had paid $25.8 million to Nextel Peru, and the remaining $2.1 million was paid in the form of capital contributions to Nextel Peru during July 1998. Nextel Peru, through its subsidiaries, currently offers analog SMR services in the greater Lima area, and holds licenses covering 138 SMR channels.

INDONESIA: On August 15, 1997, Nextel International entered into a preliminary agreement with PT Gunung Sewu Kencana ("GSK"), a large diversified Indonesian company, which gives Nextel International the right, upon receipt of required regulatory approval, to purchase a 37.5% interest in PT

Mitra Kencana Telekomunindo ("MKT"), an Indonesian corporation owned by GSK. MKT holds a provisional license for 80 SMR channels in Indonesia that can be converted into an operating license upon satisfaction of certain regulatory approvals by December 31, 1998. Although Nextel International believes that MKT presents it with significant opportunities to expand its SMR network in Asia, Nextel International does not intend to make any substantial investment in MKT until the economic and political conditions in Indonesia, in particular, and the economic conditions in Asia generally, have stabilized.

PHILIPPINES RESTRUCTURING: In February 1998, Nextel International reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and consummated such agreement in April 1998 (the "Philippines Partner Agreements"). On June 26, 1998, Nextel International and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Group's right to put its 20% interest to Nextel International for approximately $9.4 million was accelerated from January 1999 to August 21, 1998. Nextel International also agreed to other terms, amendments and conditions relating to the Philippines Partner Agreements and affecting the rights of the Philippines Shareholders. Additional information regarding Nextel Philippines is more fully discussed in Nextel International's Form 10-Q for the period ended June 30, 1998.

NEXTEL INTERNATIONAL NOTES ISSUANCE: On March 12, 1998, Nextel International completed a private placement of its 1998 NI Notes yielding approximately $387.0 million in 1998 NI Notes Proceeds. Cash interest will not accrue on the 1998 NI Notes prior to April 15, 2003, and will be payable on April 15 and October 15 commencing October 15, 2003 at a rate of 12.125%. The 1998 NI Notes become redeemable at Nextel International's option at any time, in whole or in part, on or after April 15, 2003. The 1998 NI Notes are senior unsecured indebtedness of Nextel International and rank pari passu in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International. On August 4, 1998, Nextel International commenced a registered exchange offer for the 1998 NI Notes. Such exchange offer is scheduled to be completed in September 1998.

RESULTS OF OPERATIONS

  The following discussion compares the consolidated results of operations for the six- and three-month periods ended June 30, 1998 to the six- and three-month periods ended June 30, 1997. The operating results of these six- and three-month periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes, as well as the information presented elsewhere herein and in the financial statements and related notes for the year ended December 31, 1997, included in the Company's 1997 Form 10-K. The results of operations attributable to Nextel International for the six- and three-month periods ended June 30, 1997 were not significant to the Company's consolidated results of operations.

                                                    SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                  JUNE 30, 1998 VS. 1997              JUNE 30, 1998 VS. 1997
                                           ---------------------------------     -------------------------------
                                             INCREASE           PERCENT              INCREASE          PERCENT
                                            (DECREASE)          CHANGE              (DECREASE)         CHANGE
                                           --------------    ---------------     ---------------      -------
                                          (in millions)                          (in millions)
Operating revenues                         $      491.9          191.7%          $      275.5          188.8%
Cost of revenues                                  102.5           83.6%                  58.3           90.3%
Selling, general and
  administrative expenses                         386.4          122.9%                 189.0          103.9%
Depreciation and
  amortization expense                            153.9           68.5%                  79.6           69.5%
Interest expense                                  124.7           72.3%                  54.6           56.1%
Interest income                                     9.5           77.0%                  (1.0)         (11.0%)
Other income (expense), net                         6.1          193.6%                   7.1          168.6%

  Operating revenues for the six- and three-month periods ended June 30, 1998 increased principally as a result of a 227% increase in end-of-period digital subscriber units in service from approximately 624,400 at June 30, 1997, to approximately 2,042,100 at June 30, 1998. The increase in operating revenues primarily reflects an increase in minutes of use as a result of increased sales in domestic markets in which Digital Mobile network services are provided as well as the commencement of Digital Mobile network service in a significant number of domestic markets during 1997. Minutes of use increased from approximately 915.8 million to approximately 3.7 billion for the six-month periods and from approximately 575.9 million to approximately 2.2 billion for the three-month periods ended June 30, 1997 and 1998, respectively. Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees, as well as revenue from sales of analog equipment and accessories. Key factors contributing to the Company's customer growth include increased sales force and marketing staff, increased distribution channels, expanded network capacity, declining equipment prices, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. Additionally, average monthly revenue per digital unit increased from approximately $61 to approximately $67 for the six-month periods and from approximately $63 to approximately $69 for the three-month periods ended June 30, 1997 and 1998, respectively. As price competition in the wireless industry intensifies, the average revenue per subscriber unit is expected to decrease.


  The average churn rate for the Digital Mobile network operation has increased from approximately 1% per month for the six- and three-month periods ended June 30, 1997, to approximately 1.6% per month for the six- and three-month periods ended June 30, 1998. Contributing to this increase was an increase in the number of involuntary disconnects initiated by the Company for older non-paying customer accounts.

  Cost of revenues for the six- and three-month periods ended June 30, 1998, increased from the comparable periods in 1997 primarily as a result of an increase in operational cell sites and related equipment activated by the Company during 1997 and 1998 as well as increases in airtime usage and digital subscriber units in service. Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. Cost of revenues, as a percentage of revenues, decreased from 48% for the six months ended June 30, 1997 to 30% for the six months ended June 30, 1998, and from 44% for the three months ended June 30, 1997 to 29% for the three months ended June 30, 1998. This improvement primarily resulted from economies of scale achieved by the Company due to the increase in digital subscriber units placed in service during 1998 and the second half of 1997.

  The increase in selling, general and administrative expenses for the six-month period ended June 30, 1998 consisted of an increase in selling and marketing expenses of $255.4 million and an increase in general and administrative expenses of $131.0 million from the comparable period in 1997. The increase in selling, general and administrative expenses for the three-month period ended June 30, 1998 consisted of an increase in selling and marketing expenses of $125.9 million and an increase in general and Administrative expenses of $63.1 million from the comparable period in 1997.


  Selling and marketing expenses for the six months ended June 30, 1998 increased by 139% to $439.2 million, as compared to $183.8 million for the six months ended June 30, 1997. Selling and marketing expenses for the three months ended June 30, 1998 increased by 114% to $235.8 million, as compared to $109.9 million for the three months ended June 30, 1997. These increases in selling and marketing expenses consisted primarily of increased costs incurred in connection with higher sales of digital subscriber units, including an increase in the loss generated from the sale of digital subscriber units and related accessories of $80.4 million and $40.2 million, respectively, for the six- and three-month periods ended June 30, 1998 and an increase in commissions and residuals to indirect distributors of $68.9 million and $33.7 million, respectively, for the six- and three-month periods ended June 30, 1998. Also contributing to the increase in selling and marketing expenses were higher advertising and promotion expenses related to the aggressive national and regional marketing campaigns, which began in March 1997 and continued into 1998. The remaining increase in selling and marketing expenses is attributable to increased salaries, commissions and related personnel costs associated with increased sales and marketing staffing. Selling and marketing expenses are expected to increase as the Company continues to expand its presence in existing markets and expands the geographic coverage of its Digital Mobile network.

  The Company offers digital subscriber units and related accessories at competitive prices, which are below cost, as an incentive for new customers to subscribe to its services and for certain existing customers to remain subscribers. The Company includes the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs for the Digital Mobile network. The loss on digital subscriber unit and related accessory sales for the six months ended June 30, 1998, increased 169% to $128.1 million, as compared to $47.6 million for the six months ended June 30, 1997. The loss on digital subscriber unit and related accessory sales for the three months ended June 30, 1998, increased 140% to $69.0 million, as compared to $28.8 million for the three months ended June 30, 1997. These increases primarily reflect the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and related accessories and also includes write downs to estimated net realizable value of subscriber unit inventory and related accessories. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital subscriber unit and related accessory sales as the Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units and related accessories.

  General and administrative expenses for the six months ended June 30, 1998, increased 100% to $261.5 million, as compared to $130.5 million for the six months ended June 30, 1997, and decreased as a percentage of operating revenues from 51% for 1997 to 35% for 1998. General and administrative expenses for the three months ended June 30, 1997, increased 88% to $135.2 million, as compared to $72.0 million for the three months ended June 30, 1997, and decreased as a percentage of operating revenues from 49% for 1997 to 32% for 1998. The increase in general and administrative expenses is primarily related to increased corporate salaries and related personnel costs of $31.4 million and $14.0 million, including increased staffing for back-office, customer care and collection activities, for the six- and three-month periods ended June 30, 1998, increased bad debt expense of $26.9 million and $6.2 million for the six- and three-month periods ended June 30, 1998, and increased general and administrative expenses of $21.8 million and $10.8 million for the six- and three-month periods ended June 30, 1998, to support the growth of international operations. To a lesser extent the increase is attributable to general corporate expenses to support the additional staffing required as a result of the accelerated growth in the Company's implementation and operation of the Digital Mobile network.

  The Company recognized an aggregate of $33.0 million and $10.8 million in bad debt expense for the six- and three-month periods ended June 30, 1998. Bad debt expense as a percentage of total revenues, including digital equipment revenues classified within selling and marketing expense, increased to 3.5% for the six months ended June 30, 1998, from 1.7% for the six months ended June 30, 1997, and decreased slightly to 2.1% for the three months ended June 30, 1998, from 2.3% for the three months ended June 30, 1997. The Company initiated a comprehensive and aggressive program for the collection of past due receivables in the second half of 1997, including involuntarily disconnecting certain non-paying customer accounts. As a result of such initiatives, bad debt expense for the quarter ended June 30, 1998 has decreased by approximately $11.3 million as compared to the first quarter of 1998.

  The increase in depreciation and amortization expense for the six months ended June 30, 1998 from the comparable period in 1997, was attributable to an $182.6 million increase in depreciation expense offset by a $28.6 million decrease in amortization expense. The increase in depreciation and amortization expense for the three months ended June 30, 1998 from the comparable period in 1997, was attributable to an $95.6 million increase in depreciation expense offset by a $16.0 million decrease in amortization expense.

  Depreciation expense for the six months ended June 30, 1998, increased 191% to $278.0 million, as compared to $95.4 million for the six months ended June 30, 1997. Depreciation expense for the three months ended June 30, 1998, increased 199% to $143.5 million, as compared to $47.9 million for the three months ended June 30, 1997. These increases reflect the effect of activating additional operational cell sites and switches, the expansion of the existing Digital Mobile network and the effect of certain business acquisitions during the second half of 1997 and the first half of 1998. System assets relating to the development and expansion of the Digital Mobile network represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service.

  Effective October 1, 1997, the Company changed the estimated useful lives of certain intangible assets, including FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions, from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. Accordingly, amortization expense for the six months ended June 30, 1998 decreased 22% to $100.7 million, as compared to $129.3 million for the six months ended June 30, 1997. Amortization expense for the three months ended June 30, 1998 decreased 24% to $50.6 million, as compared to $66.6 million for the three months ended June 30, 1997.

  The increase in interest expense for the six- and three-month periods ended June 30, 1998 from the comparable periods in 1997, resulted from the Company's issuance of discount notes during 1997, the February Notes and the 1998 NI Notes. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the vendor credit facility and the retirement of a portion of Targeted Notes during the fourth quarter of 1997 and the second quarter of 1998. In April 1998, a portion of the net proceeds from the February Notes were applied to retire approximately 94% of the principal amount of Targeted Notes then outstanding. See "-- Recent Domestic Transactions and Developments."

  The increase in interest income for the six months ended June 30, 1998 from the comparable period in 1997, is primarily attributable to income recognized on the investment of the net proceeds received from the Company's sale of the Series E Preferred Stock and the February Notes.

  The effective tax benefit rate for the six months ended June 30, 1998, of 10.0% decreased from 15.1% for the six months ended June 30, 1997. The effective tax benefit rate for the three months ended June 30, 1998 of 12.1% decreased from 15.1% for the three months ended June 30, 1997. These income tax benefits were derived from the recognition of net operating losses that can be utilized against existing deferred tax liabilities. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period.

This limitation resulted in a reduction in the Company's effective tax rate for 1998 as compared to 1997. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

  During April 1998, the Company purchased $294.2 million in book value of its 2003 Notes and $332.7 million in book value of its 12.25% 2004 Notes at a cost in excess of related carrying amounts. Accordingly, the Company recorded an extraordinary loss of $133.2 million related to the early retirement of debt. The extraordinary loss represented the difference between the purchase price of $740.8 million and the book value of such purchased Targeted Notes on the date of purchase plus the write-off of the associated unamortized deferred financing costs related to such purchased Targeted Notes of approximately $19.3 million.

LIQUIDITY AND CAPITAL RESOURCES

  Nextel had net losses attributable to common stockholders of $946.3 million and $482.5 million for the six months ended June 30, 1998 and 1997, respectively. The operating expenses associated with developing, enhancing and operating the Digital Mobile network have more than offset operating revenues, and are expected to continue to offset such operating revenues for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments and externally generated funds from debt and equity sources (as discussed below) to cover the majority of its future needs, including the design, implementation and operation of its Digital Mobile network.

  Since December 31, 1997, working capital has increased by $86.8 million to $157.5 million at June 30, 1998. The increase in working capital is primarily related to the increase in cash and cash equivalents resulting from the net cash proceeds of $2,090.8 million generated by the private placement of the Series E Preferred Stock, the February Notes and the 1998 NI Notes remaining after the utilization of a portion of the February Notes Proceeds to fund the repurchase of the Targeted Notes and for operating and investing activities. The Company's construction and operation of its domestic Digital Mobile network have been and will continue to be principally financed by incurring long-term debt. Proceeds of the 1998 NI Notes are primarily used to finance international operations, capital expenditures and acquisitions and are not available to fund any of the cash needs of the Company's domestic Digital Mobile and analog SMR businesses due to restrictions contained in the NI Indentures.

CASH FLOWS

  Capital expenditures to fund the continued expansion of the Digital Mobile network continue to represent the largest use of Company funds for investing activities. Net cash used in investing activities for the six months ended June 30, 1998 increased $672.1 million, as compared to the six months ended June 30, 1997, and is primarily attributable to the $593.5 million increase in capital expenditures. Cash payments for capital expenditures totaled $1,154.1 million and $560.6 million for the six months ended June 30, 1998 and 1997, respectively. Of these amounts, $217.8 million and $15.5 million represent capital expenditures for international operations for the six months ended June 30, 1998 and 1997, respectively. Capital spending has increased as a result of the continued build-out of the Digital Mobile network to enhance or expand coverage and increase network capacity. See "-- Future Capital Needs and Resources." Also contributing to the increase in cash used in investing activities was a $188.7 million increase in payments for acquisitions and purchases of licenses, consisting primarily of $44.5 million of additional cash investments in international subsidiaries and $67.2 million in payments required in connection with the recently concluded FCC auction for LMDS licenses. The increases in cash used in investing activities were offset by $126.8 million in net proceeds from purchases and maturities of marketable securities.

  Cash flows provided by financing activities for the six months ended June 30, 1998 increased by $450.3 million as compared to the six months ended June 30, 1997, primarily reflecting higher net proceeds in the first quarter of 1998 from the issuance of long-term debt and mandatorily redeemable preferred stock. Net cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of gross proceeds from the Series E Preferred Stock of $750.0 million, the February Notes of $1,000.1 million and the 1998 NI Notes of $400.9 million, along with $1,592.0 million in borrowings under the Company's bank credit facility, offset in part by repurchases of the Targeted Notes of $740.8 million, deferred financing cost payments of $103.4 million and $972.0 million used to repay the outstanding borrowings under the bank and vendor credit facilities in effect prior to March 1998.

FUTURE CAPITAL NEEDS AND RESOURCES

  Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction and enhancement of the Digital Mobile network, operating expenses relating both to the Digital Mobile network and to its analog SMR business, potential acquisitions (including any future auctions of spectrum by the FCC), debt service requirements and other general corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities will continue to exceed its positive cash flows from operating activities over the next several years.

  In connection with the Company's implementation of its 1998 Plan, Nextel has previously estimated that the external funding required to meet the cash needs of its domestic business activities during 1998, including principally the funding required for the purchase or redemption of the Targeted Notes, the funding of anticipated capital expenditures and acquisitions (including approximately $70.0 million for acquisitions of licenses in the FCC's 800 MHz spectrum auction concluded in December 1997 and paid to the FCC in July 1998, but excluding $67.2 million paid to the FCC in 1998 to acquire LMDS licenses) and operating losses, will be approximately $2,970.0 million, which includes approximately $1,335.0 million of system infrastructure and other system capital costs relating to Nextel's Digital Mobile network expected to be incurred during 1998. Such estimates were based in part on the Company's experience and the Company's results of operations and financial results during 1997 and on a number of significant assumptions, including assumptions regarding continued subscriber growth and increased demand for the Company's wireless services and enhancements to existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures faced or anticipated by the Company in its domestic markets.

    During the six months ended June 30, 1998, capital expenditures relating to the Company's domestic operations (excluding capitalized interest) were approximately $920.2 million. The level of domestic capital expenditures during such period was consistent with the 1998 Plan. The level of investment in system infrastructure and capital expenditures that will be incurred by the Company for the remainder of 1998 are subject to certain risks and uncertainties identified or referred to in the Company's 1997 Form 10-K. See "-- Forward Looking Statements."

  In particular, as the Company has recently disclosed, the Digital Mobile network system usage increased by approximately 46%, to more than 2.2 billion minutes of use, during the second quarter as compared to the first quarter of 1998. System usage during 1998 has been and remains well above system utilization levels assumed and reflected in the 1998 Plan. The Company believes that such increased levels of system utilization are likely to continue for the remainder of the year, therefore the Company intends to accelerate the deployment of certain switching and related system infrastructure equipment. The Company has estimated that such accelerated deployment of equipment could increase system capital expenditures incurred in 1998 by approximately $100 million. See " -- Forward Looking Statements."


  The Company also intends to implement certain measures in the latter part of 1998 that it believes will improve the performance and reliability of the Digital Mobile network. Such measures involve planning and building for likely growth in system usage and coverage at least a quarter in advance and converting selected existing sites throughout the Digital Mobile network sooner to a system design more directed to handling existing and anticipated increased system usage. The Company believes that such activities will lead to significantly enhanced system performance and stability, will make the system design and planning process more accurate and cost-effective and will make customers' experiences on the Digital Mobile network more predictable and satisfying. The Company expects that the aggregate capital expenditures associated with implementing such measures in the final six months of 1998 would total approximately $100 million, the bulk of which would involve expenditures made to structure the Digital Mobile network for anticipated early 1999 system usage and coverage requirements. See " -- Overview" and " -- Forward Looking Statements."

  During 1998, the Company has continued to make capital expenditures to construct transmission towers and to expand the Digital Mobile network to new market areas. The Company currently is pursuing two transactions, either or both of which could be consummated in 1998, and (if consummated) are expected to have an impact on the level of the Company's capital expenditures and funding requirements that are related to such activities. First, the Company is currently discussing with interested parties the terms on which it would sell its portfolio of transmission tower assets, which includes towers and related assets constructed during 1998. Second, the Company anticipates finalizing an agreement on terms pursuant to which a newly formed affiliated entity would build out and operate digital mobile systems, compatible with the Digital Mobile network, in domestic markets outside or adjacent to the Company's currently operating market areas. Upon consummation of that transaction, the Company would transfer to such new entity various assets, including completed or in-process portions of the Digital Mobile network constructed by the Company in such new entity's market areas, and the Company would be reimbursed for the related capital expenses incurred since 1997. Final definitive agreements covering the potential transactions described in this paragraph have not yet been entered into, and there can be no assurance that such agreements will be entered into or that either or both of such potential transactions will be consummated before the end of 1998, or at all. See " -- Forward Looking Statements."

  Additionally, the 1998 Plan does not include any portion of the $67.2 million actually paid by the Company in 1998 to acquire LMDS licenses, nor any additional amounts that may be required to pursue LMDS or other business opportunities or other potential transactions or investments that are not part of Nextel's domestic digital and analog SMR wireless communications businesses and assets and related corporate support services, personnel and overhead. See "Recent Domestic Transactions and Developments -- LMDS Auction."

  The telecommunications industry is rapidly evolving and there can be no assurance that the Company will not experience levels of demand for its services or competitive pressures that differ from those experienced in 1997 and the first half of 1998 and those assumed in developing the Company's 1998 Plan, which could cause an increase in the Company's need for additional financing. See "--Forward Looking Statements."

  The Company's available financing under the bank credit agreement currently provides for up to $3.0 billion in secured financing, subject to the satisfaction or waiver of applicable borrowing conditions. At June 30, 1998, the Company had drawn an aggregate of approximately $1.6 billion of its available financing under its bank credit facility leaving a total of approximately $1.4 billion available for borrowing under such facility, subject to the satisfaction or waiver of applicable borrowing conditions. Nextel contemplates accessing the bank credit facility to finance investments and acquisitions, to fund capital expenditures and for working capital and general corporate purposes. Borrowings under the bank credit facility are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures (the "Nextel Indentures") relating to the Company's various outstanding issues of senior discount notes (the "Nextel Notes") and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The Nextel Indentures contain provisions that operate to limit the amount of borrowings available under the bank credit facility in certain circumstances.

  The availability of such financing is subject to Nextel's satisfying certain requirements under the Nextel Indentures which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the indentures in effect prior to June 1997). Based on (i) the amount of equity issuances including the issuances of Series D Preferred Stock and Series E Preferred Stock completed since June 1, 1997, and (ii) the Company's outstanding debt at June 30, 1998, the Company may access the entire $3.0 billion available under the bank credit facility in compliance with the debt incurrence requirements contained in the Nextel Indentures. See the discussion under the caption "Risk Factors--Nextel to Require Additional Financing" in the Company's 1997 Form 10-K and "--Forward Looking Statements."

  Assuming that it has access to all of the available funds under the bank credit facility, the Company believes that such amounts, coupled with the Company's available cash and cash equivalents, including the proceeds from the financing transactions completed in 1998 remaining after completing the tender offer for the Targeted Notes, will provide funds that in the aggregate are expected to be sufficient to implement the Company's 1998 Plan and meet the other currently anticipated cash needs of the domestic business activities contemplated by the 1998 Plan through the end of 1998, after taking into account the aggregate payment of $67.2 million made by the Company in 1998 in connection with the recent acquisition of LMDS spectrum by NextBand. Thereafter, Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital Mobile network, to fund operating losses, for other general corporate purposes, including the pursuit of LMDS or other new business opportunities or other potential transactions or investments that are not a part of the 1998 Plan. To the extent the Company's existing financing sources are insufficient to meet such needs, the Company may seek to raise additional capital from public or private equity or debt sources. See "-- Forward Looking Statements."

  The availability of borrowings pursuant to the bank credit facility is subject to certain conditions, and there can be no assurance that such conditions will be met. The bank credit facility, the Nextel Indentures, and the terms of the certificate of designations for each of the Series D Preferred Stock and the Series E Preferred Stock contain and will continue to contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The bank credit agreement also requires Nextel and its restricted subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage which may become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile network, the amount and timing of Nextel's capital expenditures and operating losses, the market price of its Common Stock and consummation of certain currently contemplated transactions. See "-- Forward Looking Statements."

  As described in the Nextel International 1997 Form 10-K, Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million. These amounts consist primarily of the costs of building Nextel International's ESMR networks, including the purchase of switches and other equipment, the acquisition of cell sites, the costs of constructing the networks and loading subscribers and the acquisition of licenses and investments and funding of operating losses. Nextel International has estimated that approximately $227.0 million of such requirements in fiscal year 1998 will be related to expenditures in Brazil, $161.0 million in Argentina, $152.0 million in Mexico, $29.0 million in Peru and $74.0 million in the Philippines. See Nextel International 1997 Form 10-K, Part I, Item 1, "Business -- 1998 Plan." As of June 30, 1998, Nextel International's total cash expenditures for its business activities for fiscal year 1998, including system and related capital expenditures, were $460.0 million. Such expenditures were consistent with the levels estimated for fiscal year 1998. Nextel International's cash expenditures, funding requirements and access to funding sources, as well as its business, financial condition and future prospects, are subject to a number of risks and contingencies. For a detailed description of the risks and contingencies that Nextel International regards as significant, see the Nextel International 1997 Form 10-K and Nextel International's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998.

FORWARD LOOKING STATEMENTS

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are included in Nextel's 1997 Form 10-K) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. Certain of such risks are also discussed in "Risk Factors" section of Nextel's 1997 Form 10-K. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified or referred to elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile system service; the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand; the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance; the continued successful performance of the iDEN technology being deployed in Nextel's various market areas; the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business; the consummation of currently contemplated transactions involving dispositions of capital assets and corresponding reductions in current year and ongoing capital expenditures; Nextel's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates; access to sufficient debt or equity capital to meet Nextel's operating and financial needs; the impact of introduction of new products and services on utilization rates, revenues, and expenditures relating to the Digital Mobile network; the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service; future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission, including the Company's 1997 Form 10-K and, with specific reference to risk factors relating to international operations, in Nextel International's reports filed with the Commission, including the Nextel International 1997 Form 10-K and Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Nextel uses mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under the Company's bank and vendor credit facilities. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap, interest rate collar and interest rate protection agreements to partially hedge interest rate exposure associated with both on-balance sheet financial instruments and anticipated debt transactions. All of the Company's financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the related underlying on-balance sheet financial instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

  Nextel International's revenues are denominated in foreign currencies, while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities, which are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian Real, expose the Company to foreign currency exchange rate risk. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited as the terms of the senior discount notes and bank and vendor credit facilities do not require principal payments until after 1999. Accordingly, as of June 30, 1998, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

  The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of June 30, 1998 in U.S. dollars. To the extent that the Company's financial instruments expose the Company to interest rate and foreign currency exchange risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities in effect as of June 30, 1998 and, in the case of the mandatorily redeemable preferred stock and senior discount notes, exclude the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of June 30, 1998. For interest rate swaps, interest rate collars and the interest rate protection agreement, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (i) quoted market prices for mandatorily redeemable preferred stock and senior discount notes; (ii) the carrying value for the bank and vendor credit facilities at June 30, 1998, as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swap, interest rate collar and interest rate protection agreements.

  Descriptions of the Company's mandatorily redeemable preferred stock, senior discount notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 6, 7 and 10 to the consolidated financial statements contained in the Company's 1997 Form 10-K and should be read in conjunction with the table below.

  In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not evaluated the effects of this change on its financial position or results of operations.

                      Year of Maturity (US $ in thousands)

                                                                                                         Total
                                                                                         There-         Due at          Fair
                        1998         1999         2000          2001        2002          After        Maturity         Value
                    -----------  -----------   -----------  -----------  -----------  -----------    -----------     --------

I.   Interest Rate Sensitivity
Redeemable Preferred Stock and Long-Term Debt:
Fixed Rate                   --           --            --           --           --  $ 8,294,444    $ 8,294,444       $6,512,489
Average Interest Rate        --           --            --           --           --         10.8%          10.8%

Variable Rate                --           --   $    20,506  $    27,606  $    41,809  $ 1,615,109    $ 1,705,031       $1,705,031
Average Interest Rate        --           --          10.8%        10.3%        10.2%         8.3%           8.4%

Interest Rate Swaps:
Variable to Fixed            --  $   100,000            --  $   200,000           --           --    $   300,000       $     (218)
Average Pay Rate             --          5.4%           --          5.5%          --           --            5.4%
Average Receive Rate         --          5.7%           --          5.7%          --           --            5.7%

Variable to Variable         --           --   $    50,000  $   100,000           --  $   400,000    $   550,000       $   (6,036)
Average Pay Rate             --           --           5.7%         5.9%          --          5.2%           5.4%
Average Receive Rate         --           --           5.8%         5.7%          --          5.7%           5.7%

Interest Rate Collars:
Collars                      --           --            --           --           --  $   200,000    $   200,000       $     (737)
Average Cap Rate             --           --            --           --           --          6.7%           6.7%
Average Floor Rate           --           --            --           --           --          4.5%           4.5%

Anticipated Transaction Interest Rate Protection Agreement:
Treasury Lock       $   570,000           --            --           --           --           --    $   570,000       $  (20,950)
Average Pay Rate            6.0%          --            --           --           --           --            6.0%

II.  Foreign Exchange Rate Sensitivity
Note Receivable:
Fixed Rate - Yen             --           --            --           --           --  $    31,490    $    31,490       $   29,630
Average Interest Rate        --           --            --           --           --          3.8%           3.8%

Long-Term Debt:
Fixed Rate                   --           --            --           --           --  $ 1,681,463    $ 1,681,463       $1,078,802
Average Interest Rate        --           --            --           --           --         12.6%          12.6%

Variable Rate                --           --   $    20,506  $    22,606   $   31,809  $    38,109    $   113,031       $  113,031
Average Interest Rate        --           --          10.8%        10.7%        10.8%        10.6%          10.7%

PART II

ITEM 1.  LEGAL PROCEEDINGS.

  The Company is involved in certain legal proceedings that are described in the Company's 1997 Form 10-K. During the six months ended June 30, 1998, there were no material changes in the status of or developments regarding those legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On May 14, 1998, the Company held its 1998 Annual Meeting of Stockholders in Vienna, Virginia. Only holders of record of Common Stock and of Class A Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock") on March 27, 1998 (the "Record Date"), were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the stockholders at the Annual Meeting. The holder of record of the Class A Preferred Stock at the close of business on the Record Date was entitled to one vote per share of Common Stock into which its shares of Class A Preferred Stock were convertible on the Record Date. The holder of Class A Preferred Stock, in its capacity as such, was entitled to vote together with the holders of Common Stock on each matter voted upon at the Annual Meeting other than the election of directors. As of the Record Date, there were 252,945,185 shares of Common Stock outstanding and 7,905,981 shares of Class A Preferred Stock (convertible into 23,717,943 shares of Common Stock) outstanding.

         The following matters were submitted for a vote by security holders:

Proposal 1        To elect a total of three directors of the Company, each to hold office for a three-year term ending on the date of the third succeeding Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified.

         Set forth below is information regarding the 204,597,242 shares of Common Stock voted in the election of two directors (80.886% of the total number of shares of Common Stock entitled to vote on such matter at the Annual Meeting) and the 7,905,981 shares of Class A Preferred Stock (convertible into 23,717,943 shares of Common Stock) voted in the election of the Class A Preferred Director (100% of the total number of Class A Preferred Stock entitled to vote for the election of the Class A Preferred Director).

NAME                                     FOR                  WITHHELD          BROKER NON-VOTE
----                                     ---                  --------          ---------------

Keith Bane                            201,165,168               3,432,074               --
Masaaki Torimoto                      191,347,737              13,249,505               --

Class A Preferred Director
Craig O. McCaw                         23,717,943                       0               --

The following are the names of each of the Company's other directors whose term of office continued after the meeting:

Directors Holding Office Until 1999: Daniel F. Akerson, Timothy M. Donahue, Frank M. Drendel and Dennis M. Weibling.

Directors Holding Office Until 2000: William E. Conway, Jr., Keisuke Nakasaki and Morgan E. O'Brien.

Proposal 2        To consider and vote upon a proposal to approve the
                  Company's Amended and Restated Incentive Equity Plan, as amended and restated as of March 24, 1998, which incorporates amendments to, among other things, increase from 24,000,000 to

                  45,000,000 the number of shares of Common Stock that may be issued or transferred thereunder.

   Set forth below is information regarding the 228,315,185 aggregate common stock equivalents representing shares of Common Stock and Class A Preferred Stock voted to approve the Company's Amended and Restated Incentive Equity Plan.

     Votes FOR                                     129,676,092
     Votes AGAINST                                  53,731,471
     Votes ABSTAINED                                   562,636
     Broker NON-VOTE                                44,344,986

Proposal 3        To ratify the appointment of Deloitte & Touche LLP as the
                  firm of independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for 1998.

   Set forth below is information regarding the 228,315,185 aggregate common stock equivalents representing shares of Common Stock and Class A Preferred Stock voted to ratify the appointment of Deloitte & Touche LLP as independent auditors.


     Votes FOR                                     227,854,557
     Votes AGAINST                                     228,842
     Votes ABSTAINED                                   231,786
     Broker NON-VOTE                                         0

ITEM 5.  OTHER INFORMATION.

   Effective June 29, 1998, the Commission adopted amendments to its rules on Rule 14a-4 shareholder proposals. The following notice discloses the Company's 45-day deadline contemplated by amended Rule 14a-4 regarding matters to be included in the Company's Annual Meeting:

   Proposals by stockholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 12, 1998, 120 days prior to the anniversary of mailing the prior year's proxy materials, directed to the attention of the Company's Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1999. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than February 25, 1999, 45 days prior to the anniversary of mailing the prior year's proxy statement, then the persons appointed as proxies may exercise their discretionary voting authority with respect to such proposal if the proposal is considered at the 1999 Annual Meeting notwithstanding that stockholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Commission and the provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   List of Exhibits.

EXHIBIT NUMBER     EXHIBIT DESCRIPTION



 10.1              Nextel Communications, Inc. Amended and
                   Restated Incentive Equity Plan (as amended and restated on March 24, 1998) filed on May 22, 1998, as Exhibit 4.3 to the Nextel Registration
                   Statement on Form S-8 No. 333-53429 and
                   incorporated herein by reference).

 27**              Financial Data Schedule.
                   ----------------
               ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b) Reports on Form 8-K.

              None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NEXTEL COMMUNICATIONS, INC.

                                     By:           /s/WILLIAM G. ARENDT
                                        --------------------------------------
Date:  August 13, 1998                               William G. Arendt
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NUMBER           EXHIBIT DESCRIPTION

          10.1                Nextel Communications, Inc. Amended
                              and Restated Incentive Equity Plan (as amended and restated on March 24, 1998) filed on May 22, 1998, as Exhibit 4.3 to the Nextel Registration Statement on Form S-8 No. 333-53429 and incorporated herein by reference).

           27**               Financial Data Schedule.

                              ----------------

                           ** Submitted only with the electronic filing
                              of this document with the Commission pursuant to Regulation S-T under the Securities Act.