Form 10-Q
period 1998-09-30
NEXTEL COMMUNICATIONS INC
filed 1998-11-16
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________

                         Commission File Number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-3939651
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   1505 FARM CREDIT DRIVE, MCLEAN, VA                       22102
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (703) 394-3000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---    ---

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               Number of Shares Outstanding
            Title of Class                          on November 1, 1998
            --------------                          -------------------
Class A Common Stock, $0.001 par value                  269,650,302

   Class B Non-Voting Common Stock,
           $0.001 par value                             17,830,000

                           NEXTEL COMMUNICATIONS, INC.

                                      INDEX


NO.                                                                                     PAGE
---                                                                                    -------
PART I     FINANCIAL INFORMATION.

           Item 1.  Financial Statements - Unaudited.

                    Condensed Consolidated Balance Sheets -
                      As of September 30, 1998 and December 31, 1997.                       3

                    Condensed Consolidated Statements of Operations -
                      For the Nine Months Ended September 30, 1998 and 1997.                4

                    Condensed Consolidated Statements of Operations -
                      For the Three Months Ended September 30, 1998 and 1997.               5

                    Condensed Consolidated Statement of Changes in Stockholders' Equity -
                      For the Nine Months Ended September 30, 1998.                         6

                    Condensed Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 1998 and 1997.                7

                    Notes to Condensed Consolidated Interim Financial Statements.           8

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                 13

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk.            25

PART II    OTHER INFORMATION.

           Item 1.  Legal Proceedings.                                                     28

           Item 2.  Changes in Securities.                                                 28

           Item 6.  Exhibits and Reports on Form 8-K.                                      28

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.
                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1998                1997
                                                                                -------------       -------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents (of which $173,818 and $159,790 is restricted)    $     291,952       $     301,601
    Marketable securities (of which $49,093 and $128,560 is restricted)                51,130             131,404
    Accounts and notes receivable, less allowance for doubtful
       accounts of $53,282 and $56,590                                                384,010             240,637
    Subscriber equipment inventory                                                     85,286             101,338
    Prepaid expenses and other                                                        104,257              64,617
                                                                                -------------       -------------
                  Total current assets                                                916,635             839,597
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
    of $1,040,707 and $594,473                                                      4,585,555           3,225,603
INTANGIBLE ASSETS, net of accumulated amortization
    of $871,563 and $764,554                                                        4,945,467           4,699,746
OTHER ASSETS                                                                          665,876             462,855
                                                                                -------------       -------------
                                                                                $  11,113,533       $   9,227,801
                                                                                =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other                                $     856,821       $     761,314
    Current portion of long-term debt                                                   5,292               7,577
                                                                                -------------       -------------
                  Total current liabilities                                           862,113             768,891
LONG-TERM DEBT                                                                      7,335,254           5,038,250
DEFERRED INCOME TAXES                                                                 825,259             951,192
OTHER                                                                                  97,992              27,929
                                                                                -------------       -------------
                  Total liabilities                                                 9,120,618           6,786,262
                                                                                -------------       -------------
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009,
    13% cumulative annual dividend; 567,044 and 515,166 shares issued;
    567,031 and 515,166 shares outstanding; stated at liquidation value               582,389             529,119

SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2010, 11.125%
    cumulative annual dividend; 793,252 and 0 shares issued and
    outstanding;  stated at liquidation value                                         804,269                  --

STOCKHOLDERS' EQUITY
    Preferred stock, Class A convertible redeemable,
       7,905,981 shares issued and outstanding                                        290,545             290,545
    Preferred stock, Class B convertible, 82 shares issued and outstanding                 --                  --
    Common stock, Class A, 268,896,065 and 253,246,237 shares issued,
       268,050,209 and 252,028,617 shares outstanding                                     269                 253
    Common stock, Class B, non-voting convertible, 17,830,000 shares
       issued and outstanding                                                              18                  18
    Paid-in capital                                                                 4,382,961           4,379,810
    Accumulated deficit                                                            (4,029,850)          2,749,105)
    Treasury shares, at cost, 845,856 and 1,217,620 shares                            (16,211)            (23,435)
    Other stockholders' equity                                                        (21,475)             14,334
                                                                                -------------       -------------
                  Total stockholders' equity                                          606,257           1,912,420
                                                                                -------------       -------------
                                                                                $  11,113,533       $   9,227,801
                                                                                =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                   1998                    1997
                                                              --------------          --------------

OPERATING REVENUES                                            $    1,255,145          $      463,838
                                                              --------------          --------------

OPERATING EXPENSES
    Cost of revenues                                                 365,753                 195,077
    Selling, general and administrative                            1,106,312                 568,112
    Depreciation and amortization                                    583,108                 361,757
                                                              --------------          --------------
                                                                   2,055,173               1,124,946
                                                              --------------          --------------

OPERATING LOSS                                                      (800,028)               (661,108)
                                                              --------------          --------------

OTHER INCOME (EXPENSE)
    Interest expense                                                (467,857)               (279,901)
    Interest income                                                   29,783                  21,514
    Other, net                                                       (36,920)                  5,486
                                                              --------------          --------------
                                                                    (474,994)               (252,901)
                                                              --------------          --------------

LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM             (1,275,022)               (914,009)

INCOME TAX BENEFIT                                                   127,502                 125,402
                                                              --------------          --------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (1,147,520)               (788,607)

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT,
    NET OF INCOME TAX OF $0                                         (133,225)                     --
                                                              --------------          --------------

NET LOSS                                                          (1,280,745)               (788,607)

EXCHANGEABLE REDEEMABLE PREFERRED STOCK DIVIDENDS                   (107,566)                (12,822)
                                                              --------------          --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $   (1,388,311)         $     (801,429)
                                                              ==============          ==============

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
    Loss before extraordinary item attributable to
        common stockholders                                   $        (4.56)         $        (3.28)
    Extraordinary item                                                 (0.48)                     --
                                                              --------------          --------------
                                                              $        (5.04)         $        (3.28)
                                                              ==============          ==============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             275,584,000             244,221,000
                                                              ==============          ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                               1998                    1997
                                                                           -------------          --------------

OPERATING REVENUES                                                         $     506,598          $      207,224
                                                                           -------------          --------------

OPERATING EXPENSES
    Cost of revenues                                                             140,571                  72,423
    Selling, general and administrative                                          405,574                 253,757
    Depreciation and amortization                                                204,497                 137,053
                                                                           -------------          --------------
                                                                                 750,642                 463,233
                                                                           -------------          --------------

OPERATING LOSS                                                                  (244,044)               (256,009)
                                                                           -------------          --------------


OTHER INCOME (EXPENSE)
    Interest expense                                                            (170,724)               (107,445)
    Interest income                                                                8,039                   9,228
    Other, net                                                                   (39,852)                  8,620
                                                                           -------------          --------------
                                                                                (202,537)                (89,597)
                                                                           -------------          --------------

LOSS BEFORE INCOME TAX BENEFIT                                                  (446,581)               (345,606)

INCOME TAX BENEFIT                                                                44,658                  39,472
                                                                           -------------          --------------

NET LOSS                                                                        (401,923)               (306,134)

EXCHANGEABLE REDEEMABLE PREFERRED STOCK DIVIDENDS                                (40,097)                (12,822)
                                                                           -------------          --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   $    (442,020)         $     (318,956)
                                                                           =============          ==============


BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS       $       (1.56)         $        (1.26)
                                                                           =============          ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         282,691,000             253,483,000
                                                                           =============          ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                         Class A                  Class B                       Class A
                                                     Preferred Stock          Preferred Stock                Common Stock
                                                 -----------------------     --------------------      -----------------------
                                                   Shares       Amount       Shares        Amount        Shares        Amount
                                                   ------       ------       ------        ------        ------        ------

BALANCE, January 1, 1998                         7,905,981    $  290,545         82        $   --      253,246,237     $  253

Issuance of common stock:
    Exercise of options and warrants                                                                     2,077,826          2
    Employee stock purchase plan
    Acquisitions                                                                                         3,618,181          4
    Option Acquisition exercise (Note 2)                                                                 9,953,821         10
Deferred compensation
Unrealized loss on available-for-sale
  securities, net of income taxes
Foreign currency translation adjustment
Exchangeable redeemable preferred
  stock dividends
Net loss
                                                 ---------    ----------     ------        ------      -----------     ------
BALANCE, September 30, 1998                      7,905,981    $  290,545         82        $   --      268,896,065     $  269
                                                 =========    ==========     ======        ======      ===========     ======





                                                        Class B
                                                     Common Stock
                                                 --------------------          Paid-in        Accumulated          Treasury
                                                   Shares    Amount            Capital          Deficit             Shares
                                                   ------    ------          ----------       -----------          --------

BALANCE, January 1, 1998                         17,830,000  $   18          $4,379,810       $(2,749,105)         $(23,435)

Issuance of common stock:
    Exercise of options and warrants                                             25,698                               1,796
    Employee stock purchase plan                                                    650                               5,428
    Acquisitions                                                                 85,541
    Option Acquisition exercise (Note 2)                                            (10)
Deferred compensation                                                            (1,162)
Unrealized loss on available-for-sale
  securities, net of income taxes
Foreign currency translation adjustment
Exchangeable redeemable preferred
  stock dividends                                                              (107,566)
Net loss                                                                                       (1,280,745)
                                                 ----------  ------          ----------       -----------          --------
BALANCE, September 30, 1998                      17,830,000  $   18          $4,382,961       $(4,029,850)         $(16,211)
                                                 ==========  ======          ==========       ===========          ========


                                                           Other Stockholders' Equity
                                                 -------------------------------------------------
                                                          Accumulated Other
                                                         Comprehensive Income
                                                 ---------------------------------
                                                  Unrealized           Cumulative
                                                  Gain (Loss)          Translation      Deferred
                                                 on Investments        Adjustment     Compensation
                                                 --------------        -----------    ------------

BALANCE, January 1, 1998                         $     22,798           $      --      $  (8,464)

Issuance of common stock:
    Exercise of options and warrants
    Employee stock purchase plan
    Acquisitions
    Option Acquisition exercise (Note 2)
Deferred compensation                                                                      5,185
Unrealized loss on available-for-sale
  securities, net of income taxes                     (24,585)
Foreign currency translation adjustment                                   (16,409)
Exchangeable redeemable preferred
  stock dividends
Net loss
                                                 ------------           ---------      ---------
BALANCE, September 30, 1998                      $     (1,787)          $ (16,409)     $  (3,279)
                                                 ============           =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                       1998                1997
                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (1,280,745)      $    (788,607)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization of deferred financing costs and accretion of senior
           redeemable discount notes, net of capitalized accreted interest              376,783             234,809
        Depreciation and amortization                                                   583,108             361,757
        Provision for losses on accounts receivable                                      51,845              23,091
        Deferred income tax benefit                                                    (127,502)           (125,402)
        Extraordinary loss on retirement of debt                                        133,225                  --
        Loss on interest rate protection agreement                                       46,873                  --
        Other, net                                                                       36,101              13,791
        Change in current assets and liabilities, net of effects from acquisitions:
           Accounts and notes receivable                                               (195,878)           (155,795)
           Subscriber equipment inventory                                                 1,339             (29,756)
           Other assets                                                                 (29,761)              4,126
           Accounts payable, accrued expenses and other                                 110,909             205,402
                                                                                  -------------       -------------
               Net cash used in operating activities                                   (293,703)           (256,584)
                                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (1,772,712)         (1,041,186)
    Payments for acquisitions and purchase of licenses, net of cash acquired           (349,365)           (176,591)
    Purchases of marketable securities                                                  (97,896)           (145,289)
    Proceeds from maturities and sales of marketable securities                         176,378              64,465
    Other investments in and advances to affiliates                                    (175,007)            (18,129)
                                                                                  -------------       -------------
               Net cash used in investing activities                                 (2,218,602)         (1,316,730)
                                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt securities                                                       1,401,013           1,000,282
    Issuance of redeemable preferred stock                                              750,000             500,000
    Retirement of debt securities                                                      (740,791)                 --
    Borrowings under long-term credit facilities                                      1,052,000             250,000
    Repayments under long-term credit facilities                                       (972,021)                 --
    Revolving line of credit borrowings (repayments), net                             1,064,164             (20,000)
    Other long-term repayments, net                                                      (5,724)             (1,149)
    Deferred financing costs                                                            (89,618)           (118,267)
    Issuance of common stock and options                                                 33,514             278,384
    Capital contributions from minority stockholders                                     10,119                  --
    Consent solicitation subscription proceeds                                               --              44,266
    Option repurchase and other                                                              --             (24,513)
                                                                                  -------------       -------------
               Net cash provided by financing activities                              2,502,656           1,909,003
                                                                                  -------------       -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (9,649)            335,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          301,601             139,681
                                                                                  -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     291,952       $     475,370
                                                                                  =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized of $12,837 and $35,725     $      94,483       $      40,252
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

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 -- BASIS OF PRESENTATION.

      The condensed consolidated interim financial statements of Nextel Communications, Inc. and subsidiaries ("Nextel" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. Additionally, certain prior period amounts have been reclassified to conform to the 1998 presentation.

      These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), and the Nextel International, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (the "Nextel International 1997 Form 10-K"), for matters related to operations of Nextel International, Inc. and its subsidiaries ("Nextel International"), an indirect, substantially wholly-owned subsidiary of Nextel. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      SUPPLEMENTAL CASH FLOW INFORMATION -- Total capital expenditures paid in cash and financed during the nine months ended September 30, 1998 and 1997 were $1,768.1 million and $1,023.2 million, respectively (including $312.0 million and $59.2 million for Nextel International for the respective periods). Total capital expenditures include interest capitalized in connection with the construction and development of the Company's advanced mobile communications systems using digital technology with a multi-site configuration permitting frequency reuse (the "Digital Mobile network") of approximately $41.8 million and $35.7 million during the nine months ended September 30, 1998 and 1997, respectively.

      RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES -- As of September 30, 1998 and December 31, 1997, approximately $222.9 million and $288.4 million, respectively, of cash, cash equivalents and marketable securities held by Nextel International were not available to fund any of the cash needs of Nextel's domestic Digital Mobile network and analog specialized mobile radio ("SMR") businesses due to the restrictions contained in (i) the indenture related to the 10-year discount notes issued by Nextel International in March 1997 (the "1997 NI Notes") and (ii) the indenture related to the 10-year discount notes issued by Nextel International in March 1998 (such indentures, collectively, the "NI Indentures").

      NEXTEL INTERNATIONAL ARGENTINA INVESTMENT -- On January 30, 1998, Nextel International acquired the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina") for a purchase price of $46.0 million. As a result of this purchase, Nextel International commenced consolidating the accounts of Nextel Argentina effective February 1, 1998.

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

      The components of comprehensive income (loss) are as follows (dollars in thousands):

                                             NINE MONTHS ENDED                     THREE MONTHS ENDED
                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                       --------------------------------     --------------------------------
                                          1998                 1997              1998                1997
                                       -----------       --------------     ------------        ------------
Loss attributable to
   common stockholders                 $(1,388,311)      $     (801,429)    $   (442,020)       $   (318,956)
Other comprehensive income (loss):
   Unrealized (loss) gain
       on investments, net of tax          (24,585)              49,170          (17,009)             36,479
   Foreign currency translation
       adjustments                         (16,409)                  --           (7,497)                 --
                                       -----------       --------------     ------------        ------------
Comprehensive loss                     $(1,429,305)      $     (752,259)    $   (466,526)       $   (282,477)
                                       ===========       ==============     ============        ============

      NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not evaluated the effects of this change on its financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement will be effective in 1999 and establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards will require the capitalization of certain software implementation costs relating to software acquired or developed and implemented for the Company's use. This statement is not expected to have a significant effect on the Company's financial position or results of operations.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement will be effective in 1999 and will require costs of start-up activities and organization costs to be expensed as incurred. This statement is not expected to have a significant effect on the Company's financial position or results of operations.


NOTE 2 -- SIGNIFICANT ACQUISITIONS AND EQUITY ISSUANCES.


      During the nine months ended September 30, 1998, the Company completed the following transactions. Transactions completed in the three-month period ended September 30, 1998 are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Domestic Transactions and Developments for the Three-Month Period Ending September 30, 1998."

        MCCAW INVESTOR OPTION EXERCISE -- On July 28, 1998, Option Acquisition, L.L.C., an entity controlled by Craig O. McCaw ("Mr. McCaw"), exercised options to purchase 9,953,821 shares of Nextel's Class A Common Stock, par value $0.001 per share ("Common Stock"), in a cashless exercise transaction as permitted by the terms of such options. The exercise of the options was effected by surrendering a number of options determined (as provided in such options) by dividing the full cash exercise price for all of the options by the average closing sales price for a share of Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the exercise date.

        DOMESTIC ACQUISITIONS -- During the second quarter of 1998, the Company acquired several analog SMR businesses for a total purchase price of $172.2 million, consisting of $88.6 million in cash and approximately 3.6 million shares of Nextel's Common Stock having an aggregate value of $83.6 million on the contract date. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

      PREFERRED STOCK ISSUANCE -- On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock Mandatorily Redeemable 2010 (the shares of such stock issued originally, any shares of such stock issued in exchange therefor and any shares of such stock issued as payment in kind dividends thereon, collectively, the "Series E Preferred Stock"), with a liquidation preference of $1,000 per share, yielding net cash proceeds of approximately $727.9 million (the "Series E Preferred Stock Proceeds"). At September 30, 1998, accrued but unpaid dividends on the outstanding shares of 13% Series D Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "Series D Preferred Stock") and Series E Preferred Stock were approximately $15.4 million and $11.0 million, respectively.


NOTE 3 -- LONG-TERM DEBT.

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1998                1997
                                                                             -------------       ------------
                                                                                 (dollars in thousands)

11.5% Senior Redeemable Discount Notes due 2003,
        net of unamortized discount of $0 and $24,564                         $    35,811         $   318,801
9.75% Senior Redeemable Discount Notes due 2004,
        net of unamortized discount of $38,980 and $113,926                     1,087,455           1,012,509
10.125% Senior Redeemable Discount Notes due 2004,
        net of unamortized discount of $78,300 and $111,870                       331,576             298,006
12.25% Senior Redeemable Discount Notes due 2004,
        net of unamortized discount of $1,352 and $104,504                          7,274             326,966
10.25% Senior Redeemable Discount Notes due 2005,
        net of unamortized discount of $25,127 and $34,320                         90,038              80,845
13.0% Senior Redeemable Discount Notes due 2007
        (issued by Nextel International), net of unamortized
        discount of $356,821 and $411,571                                         594,642             539,892
10.65% Senior Redeemable Discount Notes due 2007,
        net of unamortized discount of $282,710 and $324,329                      557,290             515,671
9.75% Senior Serial Redeemable Discount Notes due 2007,
        net of unamortized discount of $363,373 and $416,021                      765,727             713,079
9.95% Senior Serial Redeemable Discount Notes due 2008,
        net of unamortized discount of $562,640                                 1,064,360                  --
12.125% Senior Redeemable Discount Notes due 2008,
        (issued by Nextel International), net of unamortized
        discount of $302,242                                                      427,758                  --
Bank credit facility, interest payable quarterly at an
        adjusted rate calculated either on the prime rate or LIBOR
        (7.81% to 8.84% -- 1998 and 7.94% to 9.75% -- 1997)                     2,217,000           1,021,000
Vendor credit facility, interest payable quarterly at 2.0%
        over the prime rate (10.5%)                                                    --             152,021
Nextel Argentina bank credit facility, interest payable
        quarterly at an adjusted rate calculated either on the
        prime rate or LIBOR (9.44% to 9.5%)                                        52,000                  --
Nextel International vendor credit facility, interest payable semiannually at 2.5% over the prime rate
        (10.41% to 11.0% -- 1998 and 11.0% -- 1997)                                98,414              50,250
Other                                                                              11,201              16,787
                                                                              -----------         -----------
                                                                                7,340,546           5,045,827
Less current portion                                                                5,292               7,577
                                                                              -----------         -----------
                                                                              $ 7,335,254         $ 5,038,250
                                                                              ===========         ===========


      During the nine months ended September 30, 1998 Transactions completed in the three-month period ended September 30, 1998 are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Domestic Transactions and Developments for the Three-Month Period Ending September 30, 1998."

      During the quarter ended September 30, 1998, the Company terminated an interest rate protection agreement and recorded a $46.9 million loss included in other expense within the Company's statement of operations.

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

      NEW BANK FINANCING -- On March 13, 1998, the Company entered into definitive agreements which increased the Company's total secured financing capacity under its bank financing agreement to $3.0 billion (consisting of a $1.5 billion revolving loan and $1.5 billion in term loans) and concurrently terminated its domestic vendor credit facilities. The $1.5 billion revolving loan and a $500.0 million portion of the term loans mature over the period from September 30, 2001 to March 31, 2006. The remaining $1.0 billion portion of the term loans matures over the period from September 30, 2001 to September 30, 2006. (See Note 5 -- Subsequent Events.)

      TENDER OFFER -- On April 3, 1998, the Company concluded a cash tender offer and related consent solicitation with respect to all of the then outstanding 11.5% Senior Redeemable Discount Notes due 2003 (the "2003 Notes") and 12.25% Senior Redeemable Discount Notes due 2004 (the "12.25% 2004 Notes" and collectively with the 2003 Notes, the "Targeted Notes"). Pursuant to the terms of the tender offer and consent solicitation, the Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the February Notes Proceeds. As a result of the early retirement of the tendered Targeted Notes, the Company recognized an extraordinary loss of approximately $133.2 million, representing the sum of (i) the excess of the purchase price for such tendered Targeted Notes over the sum of carrying values of such tendered Targeted Notes and (ii) the write-off of the associated unamortized deferred financing costs related to such tendered Targeted Notes of approximately $19.3 million.

      NEXTEL INTERNATIONAL NOTES ISSUANCE -- On March 12, 1998, Nextel International completed a private placement of $730.0 million in principal amount at maturity of 12.125% Senior Redeemable Discount Notes due 2008 (the "1998 NI Notes") yielding approximately $387.0 million in net cash proceeds (the "1998 NI Notes Proceeds").

      NEXTEL INTERNATIONAL ARGENTINA CREDIT FACILITY -- On February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility (the "Argentina Credit Facility"), which, as amended on May 8, 1998 and September 30, 1998, was increased to $100.0 million. Borrowings under the Argentina Credit Facility are scheduled to be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003.


NOTE 4 -- DIGITAL MOBILE NETWORK EQUIPMENT SALES AND RELATED COSTS.

      The loss generated from the sale of subscriber units used in the Digital Mobile network primarily results from the Company's subsidy of digital subscriber units and represents marketing costs. Consolidated equipment and accessory sales revenue and the related cost of sales of digital subscriber units and related accessories, which includes current period order fulfillment and installation related expenses and write downs to estimated net realizable value of subscriber unit inventory and related accessories, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                                NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                        -----------------------------------       ------------------------------------
                                             1998                  1997                 1998                  1997
                                        -------------       ---------------       --------------       ---------------
Equipment and accessory sales           $     308,526       $       171,024       $      126,325       $        72,348
Cost of equipment and accessory sales         502,429               272,902              192,157               126,586
                                        -------------       ---------------       --------------       ---------------
                                        $    (193,903)      $      (101,878)      $      (65,832)      $       (54,238)
                                        =============       ===============       ==============       ===============

NOTE 5 -- SUBSEQUENT EVENTS.

      Subsequent to September 30, 1998, the Company completed the following financing transactions which are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Post-September 30, 1998 Transactions and Developments."

      ADDITIONAL BANK FINANCING -- On October 28, 1998, Nextel, Nextel Finance Company, a wholly-owned subsidiary of Nextel and certain other subsidiaries of the Company amended the existing bank credit facility with certain banks (the "Bank Credit Facility") to provide for $195.0 million in additional term loan financing availability thereunder. This amendment increased Nextel's current total secured financing capacity under such Bank Credit Facility to $3.195 billion (consisting of a $1.5 billion revolving loan and $1.695 billion in term loans), subject to the satisfaction or waiver of applicable borrowing conditions. The entire $195.0 million in additional term loans was fully drawn on October 28, 1998, bears interest payable quarterly at an adjustable rate calculated based on either the prime rate or London Interbank Offered Rate ("LIBOR") and has a final maturity of March 31, 2007. In connection with such amendment, the Company secured the consent of the lenders to obtain incremental financing under the Bank Credit Facility from time to time that would increase the aggregate secured financing available thereunder to $3.5 billion. Borrowings under the Bank Credit Facility, as amended, are ratably secured by liens on assets of the Company's subsidiaries that are "restricted" subsidiaries under the terms of the Company's public indentures.

      NOVEMBER 1998 NOTES ISSUANCE -- On November 4, 1998, the Company completed a private placement of $300.0 million in principal amount at maturity of 12.0% Senior Serial Redeemable Notes due 2008 (the "November 1998 Notes") yielding approximately $289.3 million in net cash proceeds (the "November 1998 Note Proceeds").

      MOTOROLA INTERNATIONAL FINANCING COMMITMENTS -- On November 11, 1998, Motorola Credit Corporation ("MCC") reached an agreement in principle with Nextel International to provide up to $275.0 million in additional financing under a senior secured credit facility. For additional information concerning this facility, see Nextel International's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

NOTE 6 -- CONTINGENCIES.

      See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW.

       The following discussion of the condensed consolidated financial condition and results of operations of Nextel for the nine and three-month periods ended September 30, 1998 and the nine and three-month periods ended September 30, 1997 and certain factors that could affect Nextel's prospective financial condition should be read in conjunction with the Company's 1997 Form 10-K.

       Nextel provides a wide array of digital and analog wireless communications services throughout the United States. The Company offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name primarily to business users, and as of September 30, 1998, provided service to approximately 2,417,400 digital subscriber units in the United States. At September 30, 1998, the Company's Digital Mobile network was operational in areas in or around 91 of the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition to its Digital Mobile network, Nextel also operates analog wireless networks providing analog SMR services throughout the continental United States and Hawaii to approximately 417,800 analog SMR subscriber units as of September 30, 1998. Nextel has significant SMR spectrum holdings in and around every major business and population center in the country, including all of the top 50 MSAs in the United States.

       In early 1997, Nextel finalized and began implementing a business plan that contemplated an accelerated build-out of its Digital Mobile network in the United States incorporating the modified version of the digital technology developed by Motorola, Inc. ("Motorola") referred to as the "integrated Digital Enhanced Network" or "Reconfigured iDEN." During 1997, Nextel achieved a significant expansion of its Digital Mobile network and experienced a large increase in the number of digital subscriber units in service and system minutes of use. In early 1998, Nextel updated and revised its 1998 domestic business plan in light of its results and experience in building out and commercializing its Digital Mobile network in 1997. This revised and updated 1998 Plan contemplated further expansion of the Company's Digital Mobile network with the objectives of: (i) achieving additional penetration in its targeted business customer base in markets where the Digital Mobile network was or was planned to be operating in early 1998; (ii) selecting and prioritizing additional markets for expansion of Digital Mobile network coverage by Nextel during 1998; and
(iii) enhancing the quality and performance of its Digital Mobile network wireless service offerings to maintain and strengthen Nextel's competitive position relative to other existing and emerging providers of digital wireless services in the United States.

       The growth in Nextel's domestic Digital Mobile network coverage and capacity, and the related significant increases in the number of digital subscriber units in service and in system minutes of use, that began in 1997 has continued and accelerated through the third quarter of 1998. This growth has contributed significantly to the Company achieving positive earnings before interest, taxes, depreciation and amortization for its domestic operations for the third quarter of 1998. It also has resulted in a steady increase in the Company's capital expenditures and in the amount of net cash used in Digital Mobile network operations during this 1997 - 1998 period. See Part I, Item 1. "Business -- 1998 Business Plan" in the Company's 1997 Form 10-K.

       The Company currently estimates that its domestic funding requirements for system and non-system capital expenditures for 1998 will be approximately $1,930.0 million, as compared to the approximately $1,452.5 million in funding used for such purposes during 1997. Such actual and contemplated capital expenditures exclude capital expenditures relating to international operations and capitalized interest relating to the Company's domestic and international operations for the respective years. During the nine months ended September 30, 1998, domestic capital expenditures (excluding capitalized interest) were approximately $1,431.7 million, and the Company currently anticipates that domestic capital expenditures (excluding capitalized interest) during the fourth quarter of 1998 will total approximately $500.0 million. However, the actual levels of capital expenditures that will be incurred by the Company in the remainder of 1998 are subject to certain risks and uncertainties, including those identified or referred to in the Company's 1997 Form 10-K. The Company previously has identified and disclosed the most significant factors that the Company believes have accounted for the level of its domestic capital expenditures during 1998. Such factors include: (1) the continued strong growth in net subscriber adds experienced by the Company, resulting in over 2.4 million subscriber units in service at September 30, 1998, or nearly twice the number of subscriber units in service at

December 31, 1997; (2) the growth rate in system utilization by its customer base, steadily increasing to an aggregate of approximately 2.7 billion minutes of use in the third quarter of 1998, as compared to approximately 2.2 billion minutes of use during the second quarter of 1998 and approximately 1.5 billion minutes of use during the first quarter of 1998; (3) the acceleration of the deployment of certain switching and related system infrastructure equipment from early 1999 to the latter half of 1998; and (4) the implementation of the Company's planned acceleration of system build out activities to attain an approximate three month lead time in that process, to enable the Company to conduct network upgrade activities once per quarter in its market areas, thereby minimizing potential service disruptions and unsatisfactory customer experiences arising from more frequent network affecting events. See "-- Forward Looking Statements."

       During 1998, the Company has continued to make capital expenditures to construct transmission towers and to expand the Digital Mobile network to new market areas. The Company currently is pursuing two transactions which, if consummated, would be expected to have an impact on the level of the Company's capital expenditures and funding requirements that are related to such activities. Specifically, the Company is currently discussing with third parties potential transactions involving the sale of all or a portion of its portfolio of transmission tower assets, which includes towers and related assets constructed during 1998. Also, the Company is seeking to finalize the terms of agreements (and to assemble related equity and debt funding commitments) pursuant to which Nextel Partners, Inc. ("Nextel Partners"), would build out and operate digital mobile systems compatible with the Digital Mobile network in domestic markets outside or adjacent to the Company's currently operating market areas. Definitive agreements covering the potential transactions described in this paragraph have not yet been finalized, and there can be no assurance that such agreements will be finalized or that either or both of such potential transactions will be consummated. See "--Forward Looking Statements."

       The Company also operates or has investments in international wireless companies through Nextel International. Nextel International's subsidiaries or other entities in which Nextel International holds equity or equivalent interests own and operate wireless communications systems (the "Operating Companies") in Latin America, Asia and Canada and, together with Nextel's domestic Digital Mobile network operations, provide service in 10 of the world's 25 largest cities. The Company's condensed consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates or for periods indicated therein except for foreign subsidiaries, which are reported as of a date one month earlier. Since March 1997, the funding needs relating to international operations have been met largely through separate financing arrangements entered into by Nextel International and its operating subsidiaries and affiliates. Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million. As of September 30, 1998, Nextel International's total cash expenditures for its business activities were approximately $574.0 million.

       As of September 30, 1998, Nextel International's proportionate share of the approximately 472,400 international digital subscriber units in service, based on its ownership interests in the Operating Companies, is estimated to be approximately 118,200. These units in service are derived from the reported total digital subscriber units as of September 30, 1998 on the Operating Companies' current commercial networks in Argentina, Brazil, Canada, Japan, Mexico, the Philippines, and Shanghai, China.

       During the third quarter of 1998, Nextel International, through its subsidiaries or affiliated companies, launched commercial digital enhanced SMR ("ESMR") service in Rio de Janeiro, Manila, the Kanto region of Japan (which includes Tokyo) and Mexico City. More detailed information relating to Nextel International's business operations, financial condition and results of operations may be found in the periodic and other reports filed by Nextel International with the Commission pursuant to rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").


DOMESTIC TRANSACTIONS AND DEVELOPMENTS FOR THE THREE-MONTH PERIOD ENDING SEPTEMBER 30, 1998

SERIES E PREFERRED STOCK EXCHANGE OFFER: On July 16, 1998, Nextel completed an exchange offer for its Series E Preferred Stock, of which 750,000 shares were initially issued on February 11, 1998 in a private placement transaction.

FEBRUARY SENIOR NOTES EXCHANGE OFFER: Concurrent with the exchange offer of the Series E Preferred Stock on July 16, 1998, Nextel completed an exchange offer for $1,627.0 million in principal amount at maturity of its February Notes, which were initially issued on February 11, 1998 in a private placement transaction.

LMDS AUCTION: On February 18, 1998, the Federal Communications Commission (the "FCC") commenced an auction of Local Multipoint Distribution Service ("LMDS") spectrum in the 28 GHz - 31 GHz frequency range. The Company's participation in the LMDS spectrum auction and related activities have been conducted through NextBand Communications, L.L.C. ("NextBand"), a joint venture in which the Company has a 50% ownership interest, with the remaining 50% interest held by NextLink Communications, Inc. ("NextLink"), a publicly traded company that is controlled by Mr. McCaw. As of the conclusion of the LMDS spectrum auction on March 25, 1998, NextBand had submitted $134.7 million in bids that represented the highest bids with respect to the auction of LMDS spectrum in 42 markets covering approximately 96 million people throughout the United States. Through September 30, 1998, the Company made $67.2 million in payments to the FCC, representing its full 50% share of the bid amount in accordance with the relevant NextBand joint venture arrangements.

MCCAW INVESTOR OPTION EXERCISE -- On July 28, 1998, Option Acquisition, L.L.C., an entity controlled by Mr. McCaw, exercised options to purchase 9,953,821 shares of Nextel Common Stock in a cashless exercise transaction as permitted by the terms of such options. The exercise of the options was effected by surrendering a number of options determined (as provided in such options) by dividing the full cash exercise price for all of the options by the average closing sales price for a share of Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the exercise date.

NEXTEL INTERNATIONAL TRANSACTIONS AND DEVELOPMENTS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

PHILIPPINES RESTRUCTURING: In February 1998, Nextel International reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and consummated such agreement in April 1998 (the "Philippines Partner Agreements"). On June 26, 1998, Nextel International and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Group's right to put its 20% interest to Nextel International was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9.0 million for the shares covered by the Gotesco Put in three installments. The first two installments were paid on June 26 and July 13, 1998. On August 21, 1998, Gamboa Holdings, Inc. ("Gamboa Holdings"), which is 60% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippines nationals ("ACCRAIN"), and 40% owned by an indirect subsidiary of Nextel International, delivered the final installment of $8.0 million to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings. Nextel International also agreed to other terms and conditions relating to an agreement dated August 21, 1998 between a wholly-owned subsidiary of Nextel International and ACCRAIN. Additional information regarding Nextel Philippines is contained in Nextel International's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

SHANGHAI: Prior to September 1998, China United Telecommunications, Ltd. ("Unicom") requested that Shanghai CCT -- McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw") participate in financing the expansion of the Shanghai GSM System ("Phase IV"). While Nextel International had previously advised its partners in Shanghai CCT McCaw that it was not willing to provide funding for Phase IV of the Shanghai GSM System, such partners advised Nextel International that each intended to participate in the funding of Phase IV. Accordingly, Nextel International and its partners in Shanghai CCT McCaw have engaged in discussions among themselves and with Unicom with respect to Shanghai CCT McCaw's possible participation in Phase IV.

In September 1998, Unicom advised the parties that pursuant to a new policy of the Chinese government, Unicom was no longer permitted to enter into any new contracts for its projects wherein financing was derived through investment structures involving indirect investment by foreign investors, including the structure utilized by Shanghai CCT McCaw with respect to the Shanghai GSM System. Further, Unicom advised the parties that it intended to finance Phase IV and any possible future expansions of the Shanghai GSM System on its own using financing derived independently of Shanghai CCT McCaw. Additional information regarding Shanghai CCT McCaw is contained in Nextel International's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

NEXTEL INTERNATIONAL NOTES ISSUANCE: On March 12, 1998, Nextel International completed a private placement of its 1998 NI Notes yielding approximately $387.0 million in 1998 NI Notes Proceeds. On September 10, 1998, Nextel International completed an exchange offer for the 1998 NI Notes.

POST-SEPTEMBER 30, 1998 TRANSACTIONS AND DEVELOPMENTS


ADDITIONAL BANK FINANCING: At September 30, 1998, the Company had drawn an aggregate of approximately $2.2 billion of its then-maximum $3.0 billion in available financing under its Bank Credit Facility. On October 28, 1998, the Company and certain lenders amended the terms of its current Bank Credit Facility to increase the amount available for borrowing thereunder by an additional $195.0 million in term loans. The Bank Credit Facility as so amended now provides for up to $3.195 billion of secured financing, subject to the satisfaction or waiver of applicable borrowing conditions, consisting of a $1.5 billion revolving loan and $1.695 billion in term loans which matures over a period from September 30, 2001 to March 31, 2007. The additional $195.0 million in term loans was fully drawn on October 28, 1998, and was used to reduce outstanding borrowings under the revolving loan. The loans bear interest payable quarterly at an adjustable rate calculated either on the prime rate or LIBOR. The maturity date of the loans is subject to acceleration if the aggregate principal amount of certain series of the Company's senior redeemable discount notes is not less than $1.0 billion by specified dates. See also "Item
1. Note 5 -- Subsequent Events."


NOVEMBER 1998 NOTES OFFERING: On November 4, 1998, the Company completed the issuance and sale in a private placement of $300.0 million in principal amount of its November 1998 Notes. Cash interest on the November 1998 Notes will be payable on May 1 and November 1 of each year commencing May 1, 1999, at a rate of 12.0% per annum. The issue price of the November 1998 Notes, which mature on November 1, 2008, was $985.78 per $1,000 principal amount (generating approximately $289.3 million in November 1998 Notes Proceeds), representing an effective yield to maturity of 12.25% computed on a semi-annual bond equivalent basis from the date of issuance. The November 1998 Notes are redeemable at the option of Nextel, in whole or in part, at any time, on or after November 1, 2003, at specified redemption prices. The November 1998 Notes are senior unsecured indebtedness of Nextel and rank pari passu in right of payment with all unsubordinated, unsecured indebtedness of Nextel (including all of Nextel's previously issued Senior Redeemable Discount Notes outstanding as of September 30, 1998) (collectively the "Nextel Notes").


       The November 1998 Notes were issued in a private placement transaction and have not been registered with the Commission under the Securities Act of 1933 (the "Securities Act") and may not be sold absent registration or an applicable exemption from the registration requirements. In connection with the issuance of the November 1998 Notes, Nextel has agreed to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to a registered offer to exchange the then outstanding November 1998 Notes for substantially identical notes of equal value that have been registered pursuant to the Securities Act (the "November 1998 Notes Exchange Offer"). In the event that the November 1998 Notes Exchange Offer is not consummated prior to the specified dates, additional incremental interest on the principal amount of the November 1998 Notes will accrue until the November 1998 Notes Exchange Offer is consummated or certain other requirements are met. Terms of the November 1998 Notes are set forth in the Indenture filed as Exhibit 4.1 hereto.


MOTOROLA INTERNATIONAL FINANCING COMMITMENTS: On November 11, 1998, MCC reached an agreement in principle with Nextel International to provide up to $275.0 million in additional financing under a senior secured credit facility. For additional information concerning this facility, see Nextel International's Quarterly Report on Form 10-Q for the period ended September 30, 1998.


RESULTS OF OPERATIONS

       The following discussion compares the consolidated results of operations for the nine- and three-month periods ended September 30, 1998 to the nine- and three-month periods ended September 30, 1997. The operating results of these nine- and three-month periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes, as well as the information presented elsewhere herein and in the financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Form 10-K.

                                               NINE MONTHS ENDED                    THREE MONTHS ENDED
                                           SEPTEMBER 30, 1998 VS. 1997          SEPTEMBER 30, 1998 VS. 1997
                                        -------------------------------       -------------------------------
                                          INCREASE             PERCENT          INCREASE             PERCENT
                                         (DECREASE)            CHANGE          (DECREASE)            CHANGE
                                        ------------          ---------       ------------          ---------
                                          (dollars                              (dollars
                                        in millions)                          in millions)

Operating revenues                       $   791.3             170.6%             $   299.4           144.5%
Cost of revenues                             170.7              87.5%                  68.1            94.1%
Selling, general and
   administrative expenses                   538.2              94.7%                 151.8            59.8%
Depreciation and
    amortization expense                     221.4              61.2%                  67.4            49.2%
Interest expense                             188.0              67.2%                  63.3            58.9%
Interest income                                8.3              38.4%                  (1.2)          (12.9%)
Other expense, net                            42.4                 NM                  48.5               NM

    NM--change not meaningful

       Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees, as well as revenue from sales of analog equipment and accessories. Operating revenues for the nine- and three-month periods ended September 30, 1998 increased from the comparable 1997 periods principally as a result of a 155% increase in end-of-period digital subscriber units in service from approximately 946,600 at September 30, 1997, to approximately 2,417,400 at September 30, 1998. The increase in operating revenues primarily reflects the increased number of subscriber units in service in both new and existing markets and an increase in minutes of use producing an increase in the average revenue per digital subscriber unit. The growth in digital subscriber units in service is the result of a number of factors, including principally the Company's increased sales force and marketing staff, increased distribution channels, expanded network capacity, declining equipment prices, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. Average monthly revenue per digital unit increased from approximately $65 to approximately $68 for the nine-month periods and was approximately $70 for each of the three-month periods ended September 30, 1997 and 1998, respectively.

       The average churn rate for the Digital Mobile network operation has increased from approximately 1.2% and 1.3% per month for the nine- and three-month periods ended September 30, 1997, respectively, to approximately 1.7% per month for both the nine- and three-month periods ended September 30, 1998.

       Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. Cost of revenues for the nine- and three-month periods ended September 30, 1998 increased from the comparable 1997 periods primarily as a result of an increase in cell sites and related equipment activated by the Company during 1998 as well as increases in airtime usage and digital subscriber units in service. Cost of revenues as a percentage of revenues decreased from 42% for the nine months ended September 30, 1997 to 29% for the nine months ended September 30, 1998 and from 35% for the three months ended September 30, 1997 to 28% for the three months ended September 30, 1998. This improvement primarily resulted from increases in system usage and digital subscriber units placed in service during 1998 and the fourth quarter of 1997.

       The increase in selling, general and administrative expenses for the nine and three months ended September 30, 1998 consisted of an increase in selling and marketing expenses of $342.5 million and $87.0 million, respectively, and an increase in general and administrative expenses of $195.7 million and $64.8 million, respectively, from the comparable 1997 periods.

       Selling and marketing expenses for the nine months ended September 30, 1998 increased by 99% to $688.8 million, as compared to $346.3 million for the nine months ended September 30, 1997. Selling and marketing expenses for the three months ended September 30, 1998 increased by 54% to $249.5 million, as compared to $162.5 million for the three months ended September 30, 1997. These increases in selling and marketing expenses for the nine months ended September 30, 1998 and the three months ended September 30, 1998 over the comparable 1997 periods consisted primarily of (i) increased costs incurred in connection with higher levels of consolidated sales of digital subscriber units, including an increase in the loss generated from consolidated sales of digital subscriber units and related accessories of $92.0 million and $11.6 million, respectively (including a loss of $5.9 million for the nine and three months ended September 30, 1998 relating to international digital subscriber unit sales); (ii) an increase in commissions and residuals to domestic indirect distributors of $95.0 million and $26.1 million, respectively; and (iii) increased international sales and marketing costs of $22.8 million and $14.9 million, respectively. Also contributing to the increase in selling and marketing expenses were higher domestic advertising and promotion expenses related to the aggressive national and regional marketing campaigns which began in March 1997 and have continued into 1998. The remaining increase in selling and marketing expenses is attributable to increased salaries, commissions and related personnel costs associated with increased sales and marketing staffing. Selling and marketing expenses are expected to increase both domestically and internationally as the Company continues to expand its presence in existing markets and expands the geographic coverage of its Digital Mobile network.

       The Company offers digital subscriber units and related accessories at competitive prices, which are below cost, as an incentive for new customers to subscribe to its services and for certain existing customers to remain subscribers. The Company includes the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs. The loss on digital subscriber unit and related accessory sales for the nine months ended September 30, 1998 increased 90% to $193.9 million, as compared to $101.9 million for the nine months ended September 30, 1997. The loss on digital subscriber unit and related accessory sales for the three months ended September 30, 1998 increased 21% to $65.8 million, as compared to $54.2 million for the three months ended September 30, 1997. These increases primarily reflect the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and related accessories and also include write downs to estimated net realizable value of subscriber unit inventory and related accessories. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital subscriber unit and related accessory sales as the Company anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units and related accessories.

       General and administrative expenses for the nine months ended September 30, 1998 increased 88% to $417.5 million, as compared to $221.8 million for the nine months ended September 30, 1997, and decreased as a percentage of operating revenues from 48% for 1997 to 33% for 1998. General and administrative expenses for the three months ended September 30, 1998 increased 71% to $156.1 million, as compared to $91.3 million for the three months ended September 30, 1997, and decreased as a percentage of operating revenues from 44% for 1997 to 31% for 1998. The increase in general and administrative expenses for the nine and three months ended September 30, 1998 over the comparable 1997 periods is primarily related to (i) increased domestic personnel costs principally reflecting increased staffing for back-office, customer care and collection activities of $45.2 million and $16.0 million, respectively; (ii) increased general and administrative expenses to support the growth of international operations of $43.2 million and $19.4 million, respectively; and (iii) increased domestic bad debt expense of $25.8 million and $0.1 million, respectively.

       The Company recognized an aggregate of $51.8 million and $18.8 million in bad debt expense for the nine and three months ended September 30, 1998, respectively. The Company initiated a comprehensive and aggressive program for more stringent credit reviews and the collection of past due receivables in the second half of 1997, including involuntarily disconnecting certain non-paying customer accounts. As a result of such initiatives, bad debt expense as a percentage of total revenues, including digital equipment revenues classified within selling and marketing expense, decreased to 3.3% for the nine months ended September 30, 1998 from 3.6% for the nine months ended September 30, 1997 and decreased to 3.0% for the three months ended September 30, 1998 from 6.1% for the three months ended September 30, 1997.

       The increase in depreciation and amortization expense for the nine months ended September 30, 1998 from the comparable 1997 period consisted of an increase in depreciation expense of $266.0 million offset by a decrease in amortization expense of $44.6 million. The increase in depreciation and amortization expense for the three months ended September 30, 1998 from the comparable 1997 period consisted of an increase in depreciation expense of $83.4 million offset by a decrease in amortization expense of $16.0 million.

       Depreciation expense for the nine months ended September 30, 1998 increased 162% to $430.5 million, as compared to $164.5 million for the nine months ended September 30, 1997. Depreciation expense for the three months ended September 30, 1998 increased 121% to $152.6 million, as compared to $69.2 million for the three months ended September 30, 1997. These increases reflect the effect of activating additional operational cell sites and switches, the expansion of the existing Digital Mobile network and the effect of certain business acquisitions during the last quarter of 1997 and the first three quarters of 1998. System assets relating to the development and expansion of the Digital Mobile network represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service.

       Effective October 1, 1997, the Company changed the estimated useful lives of certain intangible assets, including FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions, from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. Accordingly, amortization expense for the nine months ended September 30, 1998 decreased 23% to $152.6 million, as compared to $197.2 million for the nine months ended September 30, 1997. Amortization expense for the three months ended September 30, 1998 decreased 23% to $51.9 million, as compared to $67.9 million for the three months ended September 30, 1997.

       The increase in interest expense for the nine and three months ended September 30, 1998 from the comparable 1997 periods resulted from the Company's issuance of discount notes during 1997, the February Notes and the 1998 NI Notes, as well as a higher average level of borrowings under the Bank Credit Facility and Nextel International's bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the domestic vendor credit facility during the first quarter of 1998 and the retirement of a portion of the Targeted Notes during the fourth quarter of 1997 and the second quarter of 1998. In April 1998, a portion of the net proceeds from the February Notes were applied to retire approximately 94% of the principal amount of the Targeted Notes then outstanding. Specifically, during April 1998, the Company purchased $294.2 million in book value of its 2003 Notes and $332.7 million in book value of its 12.25% 2004 Notes at a cost in excess of related carrying amounts. Accordingly, the Company recorded an extraordinary loss of $133.2 million related to the early retirement of debt. The extraordinary loss represented the difference between the purchase price of $740.8 million and the book value of such purchased Targeted Notes on the date of purchase plus the write-off of the associated unamortized deferred financing costs related to such purchased Targeted Notes of approximately $19.3 million. See "Item 1. Note 3 -- Tender Offer."

       The increase in interest income for the nine months ended September 30, 1998 from the comparable 1997 period is primarily attributable to income recognized on the investment of the net proceeds received from the Company's sale of the Series E Preferred Stock and the February Notes.

       In the fourth quarter of 1997, the Company entered into an interest rate protection agreement to lock in interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance. During the quarter ended September 30, 1998, management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expiration date. The interest rate protection agreement was terminated on September 29, 1998 and approximately $46.9 million was recognized as other expense within the Company's statement of operations for the quarter ended September 30, 1998.

       The effective tax benefit rate for the nine months ended September 30, 1998 of 10.0% decreased from 13.7% for the nine months ended September 30, 1997. The effective tax benefit rate for the three months ended September 30, 1998 of 10.0% decreased from 11.4% for the three months ended September 30, 1997. These income tax benefits were derived from the recognition of net operating losses that can be utilized against existing deferred tax liabilities. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. This limitation resulted in a reduction in the Company's effective tax rate for 1998 as compared to 1997. The decrease is not expected to have an impact on the Company's ability to utilize its net operating losses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

       Nextel had net losses attributable to common stockholders of $1,388.3 million and $801.4 million for the nine months ended September 30, 1998 and 1997, respectively. The operating expenses associated with developing, enhancing and operating the Digital Mobile network have more than offset operating revenues, and such operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to offset such operating revenues for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments, anticipated positive earnings before interest, taxes, depreciation and amortization and externally generated funds from debt and equity sources (as discussed below) to cover the majority of its future liquidity needs, including funding required for the design, implementation and operation of its Digital Mobile network. See "-- Future Capital Needs and Resources."


CASH FLOWS -- Capital expenditures to fund the continued expansion of the Digital Mobile network continue to represent the largest use of Company funds for investing activities. Net cash used in investing activities for the nine months ended September 30, 1998 increased $901.9 million as compared to the nine months ended September 30, 1997, primarily attributable to the $731.5 million increase in capital expenditures. Cash payments for capital expenditures totaled $1,772.7 million and $1,041.2 million for the nine months ended September 30, 1998 and 1997, respectively. Of these amounts, $291.5 million and $59.2 million represent capital expenditures for international operations for the nine months ended September 30, 1998 and 1997, respectively. Capital spending has increased as a result of the continued build-out of the Digital Mobile network to enhance or expand coverage and increase network capacity. See "-- Future Capital Needs and Resources." Also contributing to the increase in cash used in investing activities was a $172.8 million increase in payments for acquisitions and purchases of licenses, consisting primarily of $76.1 million and $67.2 million in payments required in connection with the recently concluded FCC auctions for 800 MHz and LMDS licenses, respectively, and $44.5 million of additional cash investments in international subsidiaries. The increases in cash used in investing activities were offset in part by $78.5 million in net proceeds from marketable securities transactions.

       Cash flows provided by financing activities for the nine months ended September 30, 1998 increased by $593.7 million as compared to the nine months ended September 30, 1997, primarily reflecting higher net proceeds in the first quarter of 1998 from the issuance of long-term debt and mandatorily redeemable preferred stock and additional borrowings under domestic and international credit facilities. Net cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of gross proceeds from the Series E Preferred Stock of $750.0 million, the February Notes of $1,000.1 million, and the 1998 NI Notes of $400.9 million, along with $2,116.2 million in borrowings under the Company's Bank Credit Facility and Nextel International's bank and vendor credit facilities, offset in part by repurchases of the Targeted Notes of $740.8 million, deferred financing cost payments of $89.6 million and $972.0 million used to repay the outstanding term borrowings under the domestic bank and vendor credit facilities in effect prior to March 1998.

       Since December 31, 1997, working capital has decreased by $16.2 million to $54.5 million at September 30, 1998. This decrease primarily resulted from the utilization of working capital derived from the proceeds of the 1997 NI Notes to fund international investing and operating activities. Proceeds of the 1998 NI Notes are primarily used to finance international operations, capital expenditures and acquisitions and are not available to fund any of the cash needs of the Company's domestic Digital Mobile and analog SMR businesses due to restrictions contained in the NI Indentures.


FUTURE CAPITAL NEEDS AND RESOURCES

       Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for capital expenditures for the construction and enhancement of the Digital Mobile network, operating expenses relating both to the Digital Mobile network and to its analog SMR business, potential acquisitions (including any future auctions of spectrum by the FCC), debt service requirements and other general corporate expenditures. Nextel anticipates that its cash utilization for capital expenditures and other investing activities will continue to exceed its positive cash flows from operating activities over the remainder of 1998 and throughout 1999 as it builds out, expands and enhances its Digital Mobile network.

       Nextel estimates that the external funding required to meet the cash needs of its domestic business activities throughout 1998, including principally the purchase in April 1998 of the Targeted Notes and the funding of actual and anticipated capital expenditures, acquisitions (including approximately $76.1 million for acquisitions of licenses in the FCC's 800 MHz spectrum auction concluded in December 1997 and paid to the FCC in July 1998, and $67.2 million paid to the FCC in 1998 to acquire LMDS licenses) and operating losses, will be approximately $3.5 billion, which includes approximately $1.9 billion of capital expenditures. Such estimates are based in part on the Company's experience through September 30, 1998, and on a number of significant assumptions, including assumptions regarding continued subscriber growth, increased demand for the Company's wireless services and enhancements to its existing Digital Mobile system infrastructure to expand and improve systems coverage and performance to address competitive pressures in its domestic markets. The telecommunications industry is rapidly evolving and there can be no assurance that the Company will not experience levels of demand for its services or competitive pressures that differ from those experienced through September 30, 1998 and from those assumed in developing the foregoing estimates, which could cause a material change in the Company's need for additional financing. See "-- Forward Looking Statements."

       The Bank Credit Facility, as amended on October 28, 1998, currently provides for up to approximately $3.2 billion in secured financing available to the Company, subject to the satisfaction or waiver of applicable borrowing conditions. At September 30, 1998, the Company had drawn an aggregate of approximately $2.2 billion of its available financing under its Bank Credit Facility. Amounts outstanding under the Bank Credit Facility are secured by liens on assets of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of Nextel's public indentures relating to the Nextel Notes (the "Nextel Indentures") and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The availability of such financing is subject to Nextel's satisfying certain requirements under the Nextel Indentures relating to Nextel Notes that were issued prior to 1997 (the "Old Indentures"), which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as such term is defined in the Old Indentures). Based on (i) the amount of equity issuances, including issuances of Series D and Series E Preferred Stock, and (ii) the Company's outstanding debt at September 30, 1998 (and taking into account the additional debt incurred upon issuance of the November 1998 Notes), the Company may access all amounts available under the Bank Credit Facility in compliance with the debt incurrence covenants contained in the Old Indentures.

       The Company has not completed its business plan for 1999, and accordingly is not currently able to estimate its 1999 funding needs including its estimated capital expenditures for 1999. However, based on its estimate of approximately $500.0 million in domestic capital expenditures for the fourth quarter of 1998 and its preliminary assessments of business activity and related net cash needs through the end of 1999, the Company anticipates that its cash on hand (including proceeds of the November 1998 Notes), the amounts remaining available for borrowing under the Bank Credit Facility (as currently in effect), the assumed exercise in 1999 of certain options held by an affiliate of Mr. McCaw and net cash expected to be generated by domestic operations through the end of 1999 collectively will provide sufficient funds to finance the Company's domestic operations, meet its domestic debt service obligations and fund its domestic capital expenditures, all at levels the Company currently anticipates would be consistent with maintaining growth within an assumed minimum range of an annual rate of 1.4 to 1.6 million net domestic digital subscriber unit additions through the end of 1999. The Company currently is exploring a number of additional sources of debt and equity financing for its domestic operations, and is pursuing other avenues for increasing the amount of cash available to meet potential additional domestic operating expenses and capital expenditures likely to be associated with more aggressive business plans. Access to additional funding would likely enhance the Company's growth prospects. See "Item 1. Note 5 -- Subsequent Events," "--Liquidity and Capital Resources" and "-- Forward Looking Statements."

       Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital Mobile network after 1999 or in market areas where the Company has assumed that Nextel Partners would raise the necessary equity and debt capital for Digital Mobile system build and operation. Nextel also may require additional financing to pursue activities related to new business opportunities (including commercial activities involving its LMDS spectrum holdings), additional spectrum acquisitions (including any spectrum auctions by the FCC) and other potential transactions or investments not a part of its current domestic mobile wireless communications businesses. Finally, the above funding requirements and estimates relate only to the Company's domestic business operations and opportunities, and do not reflect any of the separate funding needs of Nextel International.

       As described in the Nextel International 1997 Form 10-K, Nextel International currently estimates its funding requirements for fiscal year 1998 to be approximately $810.0 million. These amounts consist primarily of the costs of building Nextel International's ESMR networks, including the purchase of switches and other equipment, the acquisition of cell sites, the costs of constructing the networks and loading subscribers and the acquisition of licenses and investments and funding of operating losses. As of September 30, 1998, Nextel International's total cash expenditures for its business activities for fiscal year 1998 were $574.0 million. Nextel International's cash expenditures, funding requirements and access to funding sources, as well as its business, financial condition and future prospects, are subject to a number of risks and contingencies. For a detailed description of the risks and contingencies that Nextel International regards as significant, see the Nextel International 1997 Form 10-K and Nextel International's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September 30, 1998. Nextel International is currently exploring a number of alternative sources of equity and debt financing, including the additional vendor financing arrangements on which Nextel International and MCC have reached agreement in principle, to fund its contemplated business operations, including related capital expenditures, working capital and other cash needs through 1999. There is no assurance that such financing will become available. If such financing does not become available in sufficient amounts on a timely basis, Nextel may (but is not obligated to) fund some or all of Nextel International's cash needs through 1999 (subject to compliance with certain covenants set forth in the Nextel Indentures, including those relating to investment limitations). To the extent Nextel were to provide such funding to Nextel International, Nextel would have reduced availability for its own needs. If the Company were to elect to provide funding to Nextel International, and if the Company's existing and assumed financing sources are insufficient to meet both such needs and the needs of its domestic businesses, the Company may seek to raise additional capital from public or private equity or debt sources. There can be no assurance that any such efforts would be successful. See "Liquidity and Capital Resources" and "-- Forward Looking Statements."

       The availability of borrowings pursuant to the Bank Credit Facility is subject to certain conditions, and there can be no assurance that such conditions will be met. Moreover, there can be no assurance that Nextel will receive funding from its other existing or assumed sources, such as the exercise of outstanding options to purchase the Company's Common Stock, including the options currently held by an affiliate of Mr. McCaw. The Bank Credit Facility, the Nextel Indentures, and the terms of the Series D and Series E Preferred Stock contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The terms of the Bank Credit Facility also require Nextel and its restricted subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios including certain covenants and ratios specifically related to leverage which become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, such as the commercial success of Nextel's Digital Mobile network, the amount and timing of Nextel's capital expenditures and operating losses, the availability and volatility of the equity and debt markets, the market price of its Common Stock and consummation of certain potential transactions currently being explored by the Company. See "-- Forward Looking Statements."

       Nextel is currently aware of numerous factors and considerations, any one or more of which could have a material effect on the timing and/or amount of the future funding to be required by Nextel, but Nextel cannot currently quantify with precision either the magnitude or the certainty of the effects associated with any such factors. These factors include: (i) the uncertainty of legal challenges lodged against the 800 MHz SMR auction that was completed on December 8, 1997; (ii) the amounts that will be required to accomplish retuning or acquisition of 800 MHz incumbent channels in spectrum blocks for which Nextel was the high bidder at the 800 MHz auction; (iii) the possibility that Nextel will be able to obtain geographic area licenses on the lower 800 MHz channels through an FCC auction; (iv) the potential commercial opportunities and risks associated with the Company's domestic and international business plans; (v) the uncertain availability of additional debt and equity financing in view of the recent and continuing volatility in the domestic and international capital markets; and (vi) the net impact on Nextel's capital plan of certain developments currently expected to increase capital needs (e.g., possible acquisition of additional spectrum in certain markets to increase the capacity and/or efficiency of its Digital Mobile network in such markets, construction of the Digital Mobile network in additional market areas acquired or that may be acquired in the future, enhancing the coverage in existing and new Nextel Digital Mobile network markets, pursuit of new telecommunications service offerings or business opportunities and analog SMR station construction requirements under the currently effective FCC 800 MHz channel licensing approach) that may be wholly or partially offset by other developments anticipated to, or having the potential to, reduce capital needs (e.g., co-location of antenna and/or transmitter sites with other providers of wireless services in certain markets, greater reliance on "build-to-suit" and related leasing arrangements for tower sites, reductions in infrastructure and subscriber unit prices obtained from Motorola, and utilization of more economical means for increasing system capacity as alternatives to constructing additional cell sites and/or installing additional base radios). Many of the foregoing involve elements wholly or partially beyond Nextel's control or influence. Other considerations in addition to the factors identified above may significantly affect Nextel's decisions to seek additional financing, including general economic conditions, conditions in the telecommunications and/or wireless communications industry, and the feasibility and attractiveness of structuring particular financings for specific purposes (e.g., separate capital-raising activities with respect to international activities and opportunities). See "-- Forward Looking Statements."

       Nextel has had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated and/or are disclosed herein, Nextel has no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between the Company and Motorola pursuant to which the Company acquired substantially all of Motorola's domestic 800 MHz SMR licenses in 1995, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent, which may make securing equity investments more difficult. The ability of Nextel to incur additional indebtedness (including, in certain circumstances, indebtedness incurred under the Bank Credit Facility) is and will be limited by the terms of the Nextel Indentures, Series D and Series E Preferred Stock and the Bank Credit Facility.


YEAR 2000 COMPLIANCE

STATE OF READINESS: The Company has taken and is scheduled to take actions that are designed to assure that the Company will be fully Year 2000 compliant by the end of the third quarter of 1999. However, the Company's ability to reach its Year 2000 full compliance goal is and will continue to be dependent on the parallel efforts of certain third-party vendors, suppliers, subcontractors and business partners. Certain of such third parties are not yet Year 2000 compliant and some of them also have not yet provided the Company with detailed action plans and timetables for achieving full Year 2000 compliance. Nextel is in the process of contacting and obtaining from such third parties relevant details and schedules concerning their contemplated development of Year 2000 compliant applications for the Company's utilization in its domestic and international operations and systems. In particular, the Company relies on services and products offered by the following third parties: Motorola, for the Company's system infrastructure and subscriber handset units; International Telecommunications Data Systems, Inc., as the software vendor for the Company's domestic order entry and provisioning systems, as well as the Company's domestic billing information systems; LHS Group, Inc. as the software vendor for Nextel International's billing information systems; Vantive Corporation, which provides information systems used in the Company's customer care function and order entry systems for Nextel International; Oracle Corporation, which provides the Company with information systems, development tools and database management used to support the Company's human resources function and financial systems; and Hewlett-Packard, Inc., which supplies computer hardware (i.e., monitors, peripherals, etc.) and UNIX operating systems.

       The Company has identified five phases that assist in defining the status of the Company's progress toward Year 2000 compliance. The five phases are (i) awareness--locating, listing and prioritizing specific technology used in the Company's operations that is potentially subject to Year 2000 related challenges; (ii) assessment--determining the level of risk of Year 2000 challenges that exist on the Company's systems through inquiry, research and testing; (iii) renovation--determining and resolving Year 2000 related challenges that were identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 compliant resolution; (iv) validation--testing, monitoring, certification and verification of the correct manipulation of dates and date related data on non-Information Technology ("IT") and IT systems, including those of material third parties; and (v) implementation--installing and integrating the application of Year 2000 compliant resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

       As of September 30, 1998, with respect to its non-IT devices and/or systems containing embedded circuitry, the Company is for the most part in the assessment phase. Additionally, with respect to its IT systems and issues relating to third parties with which the Company maintains a material relationship, the Company is in various phases as of September 30, 1998, ranging from assessment through implementation.

       The Company has established a Year 2000 committee. This committee consists of employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 challenges. In addition, the committee includes representatives from certain of the material third parties identified above and outside consultants that the Company has retained to advise and support the committee in its Year 2000 related tasks. Members of the Year 2000 committee provide weekly status reports regarding the progress of ongoing activities and performance against plan by the relevant functions and divisions.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 CHALLENGES: Based on information developed to date as a result of the Company's assessment efforts, the Company believes that the costs of modifying, upgrading or replacing its systems and equipment will not have a material effect on the Company's liquidity, its financial condition or results of operations. To date, the Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

THE RISKS OF THE COMPANY'S YEAR 2000 CHALLENGES: In light of the progress made to date, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 resolutions by the end of the third quarter of 1999. Until the Company's renovation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate any uncertainty in timely resolving its Year 2000 challenges or in finalizing and implementing related Year 2000 resolutions. Additionally, any failure by third parties which have a material relationship with the Company to achieve full Year 2000 compliance may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to the Company's operations. Finally, where the Company is not in a position to validate or certify that technology provided by third parties is fully Year 2000 compliant, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 compliant no later than the end of the third quarter of 1999. If these third parties fail to appropriately address Year 2000 challenges, there could be a materially adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to: (i) inability of subscribers to make or receive phone calls; (ii) inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and (iii) inability of billing systems to accurately report and bill subscribers for phone usage. Other risks associated with the inability of the Company or material third parties to develop and deploy Year 2000 solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from: (a) obtaining equity or debt financing; (b) deploying an alternative technology that is Year 2000 compliant; (c) implementing commercial launches in new markets or introducing new services in existing markets; and (d) pursuing additional business opportunities.

       Significantly, the Company cannot independently assess the impact of Year 2000 challenges and compliance activities and programs involving operators of public switch telecommunications networks ("PSTNs") or other service providers (such as electric utilities). The Company therefore must rely on PSTN and utility providers' estimates of their own Year 2000 challenges and the status of their related compliance activities and programs in the Company's own Year 2000 assessment process. Because the Company's systems will be interconnected with PSTNs and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on the Company's operations.

       Finally, in assessing its Year 2000 exposure associated with its international operations, the Company has considered that certain operators of PSTNs or other service providers and operations located in foreign countries may not be at the same level of awareness or assessment of the Year 2000 challenges and remedial measures as their United States counterparts. Such factors, to the extent present with respect to the Company's international operations, may result in delays in identifying Year 2000 challenges and a lag in implementing remediation efforts as compared with the Company's domestic operations. In the event the Company's international affiliates and third parties fail to timely address their Year 2000 challenges, the Company's international operations could experience disruption after December 31, 1999.

THE COMPANY'S CONTINGENCY PLANS: The Company has not completed all systems and software testing in its critical systems, nor has it been advised of the completion of such activities by all third-party providers of critical products and services. As a result, the Company has not fully assessed its exposure from potential Year 2000 noncompliance. The Company has not yet determined whether or not it will require, and thus has not developed, Year 2000 contingency plans. Following testing of the Company's critical systems, the Company will evaluate alternative plans designed to address various potential business interruptions that may occur as a result of noncompliance. Additionally, since contingency plans may also be provided by third parties resulting from any anticipated failure on their part to be Year 2000 compliant, the Company will have to assess development of appropriate alternative solutions advanced by any such third party to determine its effectiveness and likely impact on the Company's Year 2000 risk profile.

FORWARD LOOKING STATEMENTS

"SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are included in Nextel's 1997 Form 10-K) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context, certain factors that it currently believes may cause actual future experiences and results to differ from Nextel's current expectations regarding the relevant matter or subject area. Certain risks are also discussed in the "Risk Factors" section of Nextel's 1997 Form 10-K. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified or referred to elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile system service; the uncertain availability of additional debt and equity financing in view of the recent and continuing volatility in the domestic and international capital markets; the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand; the success of efforts to improve and satisfactorily address issues relating to Digital Mobile network performance; the continued successful performance of the iDEN technology being deployed in Nextel's various market areas; the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Digital Mobile network business; the consummation of currently contemplated transactions involving dispositions of capital assets and corresponding reductions in ongoing capital expenditures; Nextel's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates; access to sufficient debt and/or equity capital to meet Nextel's operating and financial needs; the impact of the introduction of new products and services on utilization rates, revenues, and expenditures relating to the Digital Mobile network; the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and PCS service; the ability to fulfill the Company's Year 2000 compliance efforts in a timely and successful manner; future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission, including the Company's 1997 Form 10-K and Form 10-Q reports for the quarters ended March 31, 1998 and June 30, 1998 and, with specific reference to risk factors relating to international operations, in Nextel International's reports filed with the Commission, including the Nextel International 1997 Form 10-K and Form 10-Q reports for the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Nextel uses mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent that they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under the Company's bank and vendor credit facilities. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's financial instrument transactions are entered into for non-trading purposes. As of September 30, 1998, the terms and characteristics of the derivative financial instruments are matched with existing on-balance sheet financial instruments and do not constitute speculative or leveraged positions independent of these exposures.

       Nextel International's revenues are denominated in foreign currencies, while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities, which are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian Real and the Argentinean Peso, expose the Company to foreign currency exchange rate risk. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited, as the terms of the senior discount notes and bank and vendor credit facilities do not require principal payments until after 1999. Accordingly, as of September 30, 1998, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

       The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of September 30, 1998 in U.S. dollars. To the extent that the Company's financial instruments expose the Company to interest rate and foreign currency exchange risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's mandatorily redeemable preferred stock, senior discount notes, and bank and vendor credit facilities in effect as of September 30, 1998 and, in the case of the mandatorily redeemable preferred stock and senior discount notes, exclude the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of September 30, 1998. For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (i) quoted market prices for mandatorily redeemable preferred stock and senior discount notes; (ii) the carrying value for the bank and vendor credit facilities at September 30, 1998, as interest rates are reset periodically; and
(iii) estimates obtained from dealers to settle interest rate swap and collar agreements.

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

                                Year of Maturity

                            (US dollars in millions)


                                          1998                 1999                  2000                 2001
                                    ---------------       --------------        --------------       ---------------

I.      Interest Rate Sensitivity
Redeemable Preferred Stock and Long-Term Debt:
----------------------------------------------
Fixed Rate                                       --                   --                    --                    --
Average Interest Rate                            --                   --                    --                    --

Variable Rate                                    --                   --            $     24.9           $      35.1
Average Interest Rate                            --                   --                 10.2%                  9.9%


Interest Rate Swaps:
--------------------
Variable to Fixed                                --                   --                    --           $     200.0
Average Pay Rate                                 --                   --                    --                  5.4%
Average Receive Rate                             --                   --                    --                  5.6%

Variable to Variable                             --                   --            $     50.0           $     100.0
Average Pay Rate                                 --                   --                  5.7%                  5.8%
Average Receive Rate                             --                   --                  5.8%                  5.6%

Interest Rate Collars:
----------------------
Collars                                          --                   --                    --                    --
Average Cap Rate                                 --                   --                    --                    --
Average Floor Rate                               --                   --                    --                    --


II.     Foreign Exchange Rate Sensitivity
Note Receivable:
----------------
Fixed Rate - Yen                                 --                   --                    --                    --
Average Interest Rate                            --                   --                    --                    --

Long-Term Debt:
---------------
Fixed Rate                                       --                   --                    --                    --
Average Interest Rate                            --                   --                    --                    --


Variable Rate                                    --                   --            $     24.9           $      30.1
Average Interest Rate                            --                   --                 10.2%                 10.1%


                                                                                       Total
                                                              There-                  Due at                 Fair
                                         2002                 After                  Maturity                Value
                                    --------------     ------------------       ------------------       ------------

I.      Interest Rate Sensitivity
Redeemable Preferred Stock and Long-Term Debt:
----------------------------------------------
Fixed Rate                                      --            $   8,333.8             $    8,333.8        $   5,830.0
Average Interest Rate                           --                  10.8%                    10.8%

Variable Rate                            $    49.9            $   2,257.5             $    2,367.4        $   2,367.4
Average Interest Rate                         9.8%                   8.1%                     8.2%


Interest Rate Swaps:
--------------------
Variable to Fixed                               --                  670.0             $     870.0         $     (81.6)*
Average Pay Rate                                --                   7.7%                    7.2%
Average Receive Rate                            --                   5.4%                    5.4%

Variable to Variable                            --            $     400.0             $      550.0        $     (12.7)
Average Pay Rate                                --                   5.3%                     5.4%
Average Receive Rate                            --                   5.7%                     5.7%

Interest Rate Collars:
----------------------
Collars                                         --            $     200.0             $      200.0        $      (6.0)
Average Cap Rate                                --                   6.7%                     6.7%
Average Floor Rate                              --                   4.5%                     4.5%


II.     Foreign Exchange Rate Sensitivity
Note Receivable:
----------------
Fixed Rate - Yen                                --            $      31.5             $       31.5        $      30.0
Average Interest Rate                           --                   3.8%                     3.8%

Long-Term Debt:
---------------
Fixed Rate                                      --            $   1,681.5             $    1,681.5        $     775.7
Average Interest Rate                           --                  12.6%                    12.6%


Variable Rate                            $    39.9            $      55.5             $      150.4        $     150.4
Average Interest Rate                        10.2%                  10.0%                    10.1%

---------------

*Of this amount, approximately $46.9 million was recognized as a loss in the Company's statement of operations for the period ended September 30, 1998 and approximately $14.9 million was previously capitalized as deferred financing costs in connection with the issuance of the February Notes.

PART II


ITEM 1.  LEGAL PROCEEDINGS.

       The Company is involved in certain legal proceedings that are described in the Company's 1997 Form 10-K. During the three months ended September 30, 1998, there were no material changes in the status of or developments regarding those legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

(a)    Inapplicable

(b)    Inapplicable

(c) Recent Issues of Unregistered Securities. Nextel sold securities that were not registered under the Securities Act in the following transaction during the third quarter of 1998.

       On July 28, 1998, Option Acquisition, L.L.C., an entity controlled by Mr. McCaw, exercised options to purchase 9,953,821 shares of Nextel Common Stock in a cashless exercise transaction as permitted by the terms of such options. The exercise of the options was effected by surrendering a number of options determined (as provided in such options) by dividing the full cash exercise price for all of the options by the average closing sales price for a share of Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the exercise date.

       The foregoing transaction was effected pursuant to the exemption of
       Section 4(2) of the Securities Act in reliance upon representations of the relevant purchaser and its agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) List of Exhibits.

EXHIBIT NUMBER          EXHIBIT DESCRIPTION
--------------          -------------------

    4.1                 Indenture dated as of November 4, 1998 between Nextel Communications,
                        Inc. and Harris Trust and Savings Bank, as Trustee (the "November 1998
                        Indenture"), relating to Nextel's 12.0% Senior Serial Redeemable Notes due 2008.

    4.2                 Form of Note issued pursuant to November 1998 Indenture (included in
                        Exhibit 4.1 hereto).

    4.3                 Amendment No. 1 dated as of October 28, 1998, amending the Credit Agreement dated as of March 12, 1998, between Nextel Communications, Inc., Nextel
                        Finance Company, the other restricted companies party thereto, the lenders party thereto and the Administrative Agent and Collateral Agent (the "Bank
                        Credit Agreement")(filed on October 29, 1998, as Exhibit 4.1 to Nextel's
                        Current Report on Form 8-K dated October 28, 1998, and incorporated herein by reference).

   27**                 Financial Data Schedule.

   99.1                 Press Release dated August 13, 1998, announcing an agreement with Nextel
                        Partners, Inc., filed as Exhibit 99.1 to Nextel's Current Report on Form 8-K filed and dated on August 18, 1998.

                        ---------------------
                   ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

       (b) Reports on Form 8-K.

                  (i) Current Report on Form 8-K dated and filed August 18, 1998, with the Commission reporting under Item 5 the announcement of the agreement with Nextel Partners, Inc., to build and operate a related integrated digital wireless network and filed for the purpose of filing a press release related thereto.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEXTEL COMMUNICATIONS, INC.

                                By:     /s/WILLIAM G. ARENDT
Date:  November 16, 1998            -------------------------------
                                           William G. Arendt
                                     Vice President and Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------
      4.1           Indenture dated as of November 4, 1998 between Nextel Communications,
                    Inc. and Harris Trust and Savings Bank, as Trustee (the "November 1998
                    Indenture"), relating to Nextel's 12.0% Senior Serial Redeemable Notes due 2008.

      4.2           Form of Note issued pursuant to November 1998 Indenture (included in
                    Exhibit 4.1 hereto).

      4.3           Amendment No. 1 dated as of October 28, 1998, amending the Credit Agreement dated as of March 12, 1998, between Nextel Communications, Inc., Nextel
                    Finance Company, the other restricted companies party thereto, the lenders party thereto and the Administrative Agent and Collateral Agent (the "Bank
                    Credit Agreement")(filed on October 29, 1998, as Exhibit 4.1 to Nextel's
                    Current Report on Form 8-K dated October 28, 1998, and incorporated herein by reference).

     27**           Financial Data Schedule.

     99.1           Press Release dated August 13, 1998, announcing an agreement with Nextel
                    Partners, Inc., filed as Exhibit 99.1 to Nextel's Current Report on Form
                    8-K filed and dated on August 18, 1998.

                    ----------------
             ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.