Form 10-K
period 1998-12-31
NEXTEL COMMUNICATIONS INC
filed 1999-03-30
CIK 824169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM               TO
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price on March 17, 1999, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $6,779,456,970.

     On March 17, 1999, the number of shares outstanding of the registrant's Class A Common Stock and Class B Non-Voting Common Stock, $0.001 par value, was 274,369,629 and 17,830,000, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or about May 11, 1999 are incorporated in
Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NEXTEL COMMUNICATIONS, INC.

                                     PART I

ITEM 1.  BUSINESS

A.  INTRODUCTION

     On July 28, 1995, NEXTEL Communications, Inc., a Delaware corporation organized in 1987 ("Old Nextel"), merged with ESMR, Inc. ("ESMR"), until then a wholly owned subsidiary of Motorola, Inc. ("Motorola"). ESMR was the surviving corporation in the merger (the "Motorola Transaction") and succeeded to Old Nextel's assets and liabilities. ESMR changed its name to Nextel Communications, Inc. ("Nextel"), after completing the Motorola Transaction. References herein to Nextel for periods prior to July 28, 1995 refer to Old Nextel as the predecessor to the business and operations of Nextel. Unless the context requires otherwise, references to Nextel are intended to include Nextel Communications, Inc. and its consolidated subsidiaries.

     Nextel's principal executive and administrative facility is currently located at 1505 Farm Credit Drive, McLean, Virginia 22102, and its telephone number is (703) 394-3000.

B.  OVERVIEW

     Nextel provides a wide array of digital and analog wireless communications services throughout the United States. Nextel offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Nextel's digital network ("Digital Mobile Network") constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. Nextel has significant specialized mobile radio spectrum holdings in and around every major business and population center in the country, including all of the top 50 metropolitan statistical areas in the United States.

     As of December 31, 1998:

     - Nextel provided service to about 2,789,900 digital subscriber units in the United States;

     - Nextel's Digital Mobile Network was operational in areas in and around 91 of the top 100 metropolitan statistical areas in the United States; and

     - Nextel operated analog wireless networks that provide analog specialized mobile radio ("SMR") services throughout the continental United States and in Hawaii to about 354,000 analog SMR subscriber units.

     Nextel's Digital Mobile Network has been developed and deployed utilizing advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse. This digital technology, developed by Motorola, is referred to as the integrated Digital Enhanced Network or iDEN(R) technology.

     The number of Nextel's digital subscriber units in service has increased significantly in recent years, reflecting the commencement of Digital Mobile Network service in new markets and increased sales in existing markets. The following table summarizes the approximate number of Nextel's digital subscriber units in service at the dates indicated:

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1996       1997        1998
                                                        -------   ---------   ---------
Digital subscriber units..............................  300,300   1,270,700   2,789,900

     A customer using Nextel's Digital Mobile Network is able to access:

     - digital mobile telephone service;

     - digital two-way radio dispatch, which provides instant conferencing capabilities and is marketed as "Nextel Direct Connect(SM)" service;

     - paging; and

     - short-messaging service.

     Nextel recently announced its plans and anticipated schedule to offer its customers access to new digital two-way mobile data and Internet connectivity services.

     In addition to its domestic operations, Nextel has ownership interests in international wireless companies through its substantially wholly owned subsidiary, Nextel International, Inc. ("Nextel International"). Nextel International, through its operating subsidiaries and affiliates (collectively, the "International Operating Companies"), owns, operates or has interests in wireless communications systems in and around various major metropolitan market areas in Latin America, Asia and Canada. Nextel International, together with Nextel, provides service in ten of the world's 25 largest cities.

     Nextel's consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates or for periods indicated therein. For selected financial information concerning Nextel's domestic operations, the operations of Nextel International and Nextel's operations on a consolidated basis, see Note 16 to the consolidated financial statements. Additional, more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 and the rules thereunder (the "Exchange Act"). Except as noted above and as otherwise expressly indicated herein, the description of Nextel's business herein refers to Nextel's United States operations.

     As of December 31, 1998, Nextel International's proportionate share of international digital subscriber units in service, based on its ownership interests in the International Operating Companies, was estimated to be about 166,500, which includes total international digital subscriber units on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico, the Philippines and Shanghai, China. As of December 31, 1998, an estimated 618,800 total international digital subscriber units were in service on the International Operating Companies' current commercial networks.

C.  1998 NETWORK EXPANSION

     In 1998, Nextel implemented a business plan for its domestic operations that contemplated an accelerated expansion of Nextel's Digital Mobile Network with the objectives of:

     - achieving additional penetration in its targeted business customer base in markets where the Digital Mobile Network was operating or was planned to be operating in early 1998;

     - selecting and prioritizing additional markets for expansion of Digital Mobile Network coverage by Nextel during 1998; and

     - enhancing the quality and performance of its Digital Mobile Network wireless services offerings to maintain and strengthen Nextel's competitive position relative to other existing and emerging providers of digital wireless services in the United States.

     The growth in Nextel's Digital Mobile Network coverage and capacity, and the related significant increases in the number of Nextel's digital subscriber units in service and in system minutes of use, which began in 1997, continued and accelerated through 1998. This growth contributed significantly to Nextel's achievement of positive earnings before interest, taxes, depreciation and amortization for its domestic operations for the second half of 1998.

     In particular, as of December 31, 1998, the implementation of Nextel's business plan resulted in:

     - an increase of roughly 173% in monthly total system minutes of use, from about 403 million in December 1997 to about 1.1 billion in December 1998;

     - around 2,200 additional digital cell sites being placed in service during 1998, for a total of about 6,200 digital cell sites in operation on the Digital Mobile Network in addition to Nextel adding 14 switches to its Digital Mobile Network during 1998 for 31 total switches in service at December 31, 1998;

     - coverage expansion from 75 of the top 100 U.S. markets at year end 1997 to 91 of the top 100 U.S. markets; and

     - an increase in net domestic capital expenditures to about $1,900 million in 1998 from about $1,500 million in 1997.

D.  BUSINESS STRATEGY

     Nextel's principal business objectives are:

     - to offer high-capacity, high quality, advanced communications services on its Digital Mobile Network to its customers in metropolitan markets throughout the United States; and

     - to become a major participant in the global wireless communications business.

     Nextel's initial efforts to achieve these objectives were focused on the consolidation of the fragmented SMR industry through the acquisition of SMR systems and SMR spectrum. More recently, these strategic efforts have been expanded to include the accelerated deployment of Nextel's Digital Mobile Network and the aggressive marketing of digital wireless services. Nextel believes that the following elements of its business strategy and characteristics of its business distinguish its wireless service offerings from those of its competitors in the wireless communications marketplace:

     1. NEXTEL PROVIDES A DIFFERENTIATED, INTEGRATED PACKAGE OF WIRELESS SERVICES, INCLUDING ITS UNIQUE NEXTEL DIRECT CONNECT FEATURE. Nextel's Digital Mobile Network service provides a bundled product offering currently consisting of:

     - digital mobile telephone service;

     - digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as "Nextel Direct Connect(SM)" service;

     - paging; and

     - short-messaging services.

All of these services are accessible using a single handset.

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

     Nextel's market research also indicates that a sizeable portion of business users' communications involves contacting others within the same organization. Nextel believes that its Direct Connect service is especially well suited to address these intracompany wireless communications needs. The Nextel Direct Connect service, which gives customers the ability to instantly set up a conference on either a private (i.e., one-to-one) or group (i.e., one-to-many) basis, is a service that is not included in any integrated service package currently available from competing cellular and personal communications services ("PCS") operators. To further expand the flexibility and convenience offered by its Direct Connect service to users outside a single organization but within a single industry or interest group in a particular dispatch service area, Nextel pioneered the "Nextel Business Networks" concept. Nextel Business Networks extend Nextel Direct Connect service beyond a company's employees to suppliers or other parties involved in the same industry. Over 700,000 domestic digital subscriber units in service as of December 31, 1998 (about 26% of total domestic digital subscriber units then in service) were participating in the Nextel Business Networks program in markets throughout the United States.

     Nextel expects to further differentiate its unique package of services by adding new digital two-way mobile data and Internet connectivity services in the second half of 1999. A new handset developed and manufactured by Motorola, the i1000plus(TM), is scheduled for commercial introduction in mid-1999. This new handset is expected to be the first in a product line that will incorporate wireless modem dial-up features, combined with capability to support Internet access and other mobile data applications. Nextel is planning to deploy and test market these new services in six domestic markets in the fourth quarter of 1999, in contemplation of a planned national rollout beginning in the first quarter of 2000.

     2. NEXTEL FOCUSES ON THE BUSINESS CUSTOMER. Nextel's corporate marketing strategy focuses on targeting business users that Nextel believes will be likely to perceive and appreciate the potential for Nextel's wireless communication service capabilities to increase efficiencies and reduce costs in those users' business activities. Nextel historically concentrated its sales efforts on a number of distinct occupational groupings of mobile workers, including personnel in the following sectors:

     - professional services;

     - transportation;

     - delivery;

     - real property and facilities management;

     - construction and building trades; and

     - landscaping.

Nextel is now expanding its targeted customers to include a wider group of business users.

     3. NEXTEL OFFERS INNOVATIVE PRICING FEATURES. Nextel has implemented pricing features that it believes differentiate its services from those of many of its competitors. These pricing features include:

     - no roaming charges assessed for mobile telephone services provided to Nextel's customers traveling anywhere on the Digital Mobile Network outside the customer's home market in the United States, including in those United States market areas in which a digital network employing the iDEN technology has been constructed and is being operated by Nextel Partners, Inc. ("Nextel Partners") (through Nextel's roaming agreement with Nextel Partners), and in some parts of Canada (through Nextel's roaming agreement with Clearnet Communications, Inc. ("Clearnet"), a provider of analog and digital wireless services in Canada, which has constructed and is operating a digital network employing the iDEN technology in and around certain major metropolitan markets in Canada, including Toronto, Montreal and Vancouver);

     - billing its mobile telephone service customers based on the actual number of seconds of airtime used after the first minute, in contrast to the common cellular industry practice of rounding all calls up to the next minute;

     - charging one airtime rate and a single nationwide long distance rate, regardless of the time of day a call is made;

     - offering a flat rate plan marketed as the "Nextel National Business Plan" which offers a predetermined mix of cellular and Direct Connect minutes for one flat rate; and

     - pricing plans that allow customers to aggregate the total number of account minutes for all subscriber units and reallocate the aggregate minutes among their subscriber units.

     4. NEXTEL'S MARKETING PROGRAM AND DISTRIBUTION CHANNELS. Nextel's marketing program and related advertising campaigns are designed:

     - to enhance brand name awareness; and

     - to stimulate additional interest in and demand for its services by stressing their versatility, value, simplicity and quality.

     Nextel uses both direct and indirect sales forces as part of its strategy to increase the number of digital subscriber units placed in service on its Digital Mobile Network. Nextel expects to expand and enhance both direct and indirect distribution channels as it further penetrates existing markets and expands its geographic reach in those markets.

     5. NEXTEL HAS STRATEGIC RELATIONSHIPS WITH CRAIG O. MCCAW AND
MOTOROLA. Through December 31, 1998, Craig O. McCaw ("Mr. McCaw") and members of the McCaw family have invested more than $650 million in Nextel through purchases of Nextel's equity securities from Nextel and Motorola. As of December 31, 1998, Mr. McCaw and his affiliates beneficially owned about 20% of the common equity interest in Nextel, giving effect to the conversion of the preferred stock and the exercise of all presently exercisable options issued by Nextel to, and held by, Digital Radio, L.L.C. (the "McCaw Investor") or other controlled affiliates of Mr. McCaw. Nextel also benefits from Mr. McCaw's more than 20 years experience in the wireless communications business. Mr. McCaw currently serves as a member of Nextel's Board of Directors and also as Chairman of the Operations Committee of the Board of Directors, which is responsible for formulating key aspects of Nextel's business strategy. See "-- K. Agreements with Significant Stockholders -- 1. McCaw Interests."

     Nextel has a number of important strategic and commercial relationships with Motorola. Motorola provides the iDEN infrastructure and subscriber handset equipment used throughout Nextel's domestic markets and in most of the international markets served by the International Operating Companies. Nextel and Motorola also work closely together to improve existing products and develop new technologies such as the modified iDEN technology that is currently being deployed in Nextel's Digital Mobile Network. As of December 31, 1998, Motorola was the beneficial owner of about 20% of the common equity interest in Nextel, giving effect to the conversion of shares of Nextel's Class B non-voting common stock (the "non-voting common stock") and the exercise of a warrant held by Motorola primarily as a result of the Motorola Transaction. See "-- K. Agreements with Significant Stockholders -- 2. Motorola."

E.  FISCAL YEAR 1998 DOMESTIC TRANSACTIONS AND DEVELOPMENTS

     1. PREFERRED STOCK OFFERING. On December 23, 1998, Nextel completed the sale of 591,308 shares of Zero Coupon Convertible Preferred Stock due 2013 (the "Zero Coupon Preferred") with an initial liquidation preference of $253.675 per share. Nextel's offering of the Zero Coupon Preferred generated about $145.0 million in net proceeds. No dividends will be payable with respect to the Zero Coupon Preferred, but the liquidation preference will accrete from the issuance date at an annual rate of 9.25%, compounded quarterly. The Zero Coupon Preferred is convertible at the option of the holders into shares of Nextel's Class A Common Stock, $0.001 par value per share (the "common stock"), at an initial conversion rate of 9.7441 shares of common stock per share of Zero Coupon Preferred (subject to adjustment upon the occurrence of certain events). The Zero Coupon Preferred is redeemable at the option of Nextel commencing December 23, 2005 and may be tendered by the holders for acquisition by Nextel on December 23, 2005 and December 23, 2008. The Zero Coupon Preferred is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. Nextel may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with common stock.

     The offering of the Zero Coupon Preferred was effected as a private placement under the Securities Act of 1933 (the "Securities Act"). Neither the Zero Coupon Preferred nor the common stock issuable upon conversion thereof have been registered under the Securities Act. No such shares may be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. Nextel is obligated to file a shelf registration statement with the Commission pursuant to which resales of the Zero Coupon Preferred (and any shares of Nextel's common stock issued in exchange therefor) may occur. If this registration statement is not declared effective by June 28, 1999 and if it does not remain effective and available for a defined period thereafter (subject to certain potential suspensions), certain liquidated damages payments will accrue and be payable on such shares of Zero Coupon Preferred or common stock until such registration obligations or certain other requirements are met.

     2. NOVEMBER 1998 NOTES OFFERING AND EXCHANGE OFFER. On November 4, 1998, Nextel completed the sale of $300.0 million in principal amount at maturity of its 12% Senior Serial Redeemable Notes due 2008. These originally issued securities and any securities issued in exchange therefor in the related exchange offer described below are collectively referred to as the "November 1998 Notes." Nextel's offering of the November 1998 Notes generated about $289.3 million in net proceeds. Cash interest on the November 1998 Notes will be payable on May 1 and November 1 of each year commencing May 1, 1999, at a rate of 12.0% per annum. The issue price of the November 1998 Notes was $985.78 per $1,000 principal amount at maturity, representing an effective yield to maturity of 12.25% computed on a semi-annual bond equivalent basis from the date of issuance. The November 1998 Notes are redeemable at the option of Nextel, in whole or in part, at any time on or after November 1, 2003, at specified redemption prices. Up to 35% of the original principal amount of the November 1998 Notes may be redeemed (using the proceeds of one or more sales of common stock) on or prior to November 1, 2001, at the option of Nextel under specified circumstances, at 112% of their principal amount, plus accrued and unpaid interest to the date of redemption. The November 1998 Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

     The November 1998 Notes were issued in a private placement transaction. No November 1998 Notes may be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. A registration statement was filed with the Commission on February 10, 1999 to register an offer to exchange the outstanding November 1998 Notes for substantially identical notes of equal value. In the event that the exchange offer is not consummated prior to June 1, 1999, additional incremental interest on the principal amount of the November 1998 Notes will accrue until the exchange offer is completed or other requirements are met.

     3. OPTION EXERCISE. On July 28, 1998, Option Acquisition, L.L.C., an entity controlled by Mr. McCaw, exercised its options to purchase 25.0 million shares of Nextel's common stock in a cashless exercise transaction. As a result of this exercise, Option Acquisition, L.L.C. received about 10.0 million shares of Nextel's common stock.

     4. TENDER OFFER AND CONSENT SOLICITATION. On April 3, 1998, Nextel concluded a cash tender offer and related consent solicitation with respect to all of the outstanding 11.5% Senior Redeemable Discount Notes due 2003 (the "2003 Notes") and 12.25% Senior Redeemable Discount Notes due 2004 (the "2004 Notes," collectively, the "Targeted Notes"). About $307.6 million in principal amount at maturity of the 2003 Notes and $422.8 million in principal amount at maturity of the 2004 Notes, which had carrying values of about $294.2 million and $332.7 million, respectively, were validly tendered in the tender offer. Pursuant to the terms of the tender offer and consent solicitation, Nextel paid about $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the net proceeds from the sale of the February Notes referred to in paragraph 8, below.

     5. NEW BANK FINANCING. On March 13, 1998, Nextel entered into definitive agreements (the "Bank Credit Agreement") which increased Nextel's total secured financing capacity under its bank credit facilities to $3.0 billion (consisting of a $1.5 billion revolving loan and $1.5 billion in term loans) and concurrently terminated its domestic vendor credit facilities. The final maturity date of the $1.5 billion revolving loan and a $500.0 million portion of the term loans is March 31, 2006. The final maturity date of the remaining $1.0 billion portion of the term loans is September 30, 2006. Principal amortization of the loans begins in 2001. On October 28, 1998, Nextel obtained the approval of its lenders to amend the Bank

Credit Agreement to increase the total potential secured financing capacity under the Bank Credit Agreement to a maximum of $3.5 billion. At the same time, Nextel and its lenders agreed on the terms and conditions on which $195.0 million of additional term loans would be made available under the Bank Credit Agreement. Additionally, on December 21, 1998, Nextel and its lenders agreed on the terms and conditions on which $100.0 million of additional term loans would be made available under the Bank Credit Agreement. The $295.0 million in additional term loans have a maturity date of March 31, 2007. The loans bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or the London Interbank Offered Rate ("LIBOR"). The maturity date of all loans outstanding under the Bank Credit Agreement is subject to acceleration if the aggregate principal amount of certain series of Nextel's senior redeemable discount notes is not less than $1.0 billion by specified dates. At December 31, 1998, Nextel had drawn an aggregate of $2.118 billion of its $3.295 billion in committed available financing under the Bank Credit Agreement.

     6. LMDS AUCTION. On February 18, 1998, the Federal Communications Commission (the "FCC") commenced an auction of Local Multipoint Distribution Service ("LMDS") spectrum in the 28 GHz -- 31 GHz frequency range. Nextel's participation in the LMDS spectrum auction and related activities was conducted through NextBand Communications, L.L.C. ("NextBand"), a joint venture in which Nextel has a 50% ownership interest, with the remaining 50% interest held by NEXTLINK Communications, Inc. ("NEXTLINK"), a publicly traded company that is controlled by Mr. McCaw. As of the conclusion of the LMDS spectrum auction on March 25, 1998, NextBand had submitted $134.7 million in bids that represented the highest bids with respect to the auction of LMDS spectrum in 42 markets covering about 96 million people throughout the United States. Nextel made $67.2 million in payments to the FCC, representing its full 50% share of the bid amount in accordance with the relevant NextBand joint venture arrangements. During the first quarter of 1999, Nextel and NEXTLINK announced that they had reached a broad agreement in principle concerning NEXTLINK's acquisition of Nextel's 50% ownership interest in NextBand. The parties are finalizing the relevant definitive transaction agreements, and expect shortly to be seeking required regulatory approvals.

     7. SERIES E PREFERRED STOCK. On February 11, 1998, Nextel completed the sale of 750,000 shares of 11.125% Series E Exchangeable Preferred Stock mandatorily redeemable 2010. These originally issued shares, the shares issued in exchange therefor in the related exchange offer completed July 16, 1998 and any shares of such stock issued as payment in kind dividends thereon, are collectively referred to as the "Series E Preferred." Nextel's offering of the Series E Preferred generated about $727.9 million in net proceeds. Dividends on the Series E Preferred accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003, at the sole option of Nextel, in additional shares of Series E Preferred. The Series E Preferred is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at the option of Nextel, at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after February 15, 2003, at specified redemption prices. Up to 35% of the Series E Preferred may be redeemed (using the proceeds of one or more sales of common stock) on or prior to February 15, 2001, in whole or in part, at the option of Nextel in specified circumstances, at 111.125% of the liquidation preference plus accrued and unpaid dividends. The Series E Preferred is also exchangeable, in whole but not in part, at the option of Nextel at any time after December 15, 2005, and in certain circumstances sooner, into Nextel subordinated debentures.

     8. FEBRUARY NOTES. Concurrent with the sale of the Series E Preferred on February 11, 1998, Nextel completed the sale of $1,627.0 million in principal amount at maturity of its 9.95% Senior Serial Redeemable Discount Notes due 2008. These originally issued securities and the securities issued in exchange therefor in the related exchange offer completed on July 16, 1998, are collectively referred to as the "February Notes." Nextel's offering of the February Notes generated about $975.9 million in net proceeds. Cash interest will not accrue on the February Notes prior to February 15, 2003, and will be payable on February 15 and August 15 of each year commencing August 15, 2003, at a rate of 9.95% per annum. The issue price of the February Notes was $614.71 per $1,000 principal amount at maturity, representing an effective yield to maturity of 9.95% computed on a semi-annual bond equivalent basis from the date of issuance. The February Notes are redeemable at the option of Nextel, in whole or in part, at any time on or after February 15, 2003, at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of the outstanding February Notes may be redeemed (using the proceeds of one or more sales of common stock) on or prior to February 15, 2001, at the option of Nextel under specified circumstances, at 109.95% of their accreted value on the date of redemption. The February Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all unsubordinated, unsecured indebtedness of Nextel.

F.  FISCAL YEAR 1998 INTERNATIONAL TRANSACTIONS AND DEVELOPMENTS

     1. PHILIPPINES RESTRUCTURING. In April 1998, Nextel International and the three other principal groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines") entered into agreements relating to the restructuring and governance of Nextel Philippines. Among other things, these agreements triggered a repurchase and transfer of certain shares of Nextel Philippines held by one of the local shareholder groups. As a result of transactions relating to these agreements, Nextel International's aggregate direct or indirect equity interests in Nextel Philippines increased from 30% to 38%.

     2. JAPAN. On March 17, 1998, Nextel International purchased a 21% equity interest in J-Com Co., Ltd., an enhanced specialized mobile radio provider in Japan, for Y77.2 million and provided a shareholder loan of Y4.1 billion (approximately $0.6 million and $31.5 million, respectively, based on the exchange rate on the date of purchase). DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com Co., Ltd.

     3. NEXTEL INTERNATIONAL NOTES ISSUANCE. On March 12, 1998, Nextel International completed the sale of $730.0 million in principal amount at maturity of its 12.125% Senior Redeemable Discount Notes due 2008 (the "1998 NI Notes") generating about $387.0 million in net proceeds.

     4. ARGENTINA CREDIT FACILITY. As of February 27, 1998, McCaw Argentina S.R.L. ("Nextel Argentina") entered into an $83.0 million senior secured credit facility with The Chase Manhattan Bank, which facility, as amended, was increased to $100.0 million (the "Argentina Credit Facility"). Borrowings under the Argentina Credit Facility are secured by substantially all of the assets of Nextel Argentina and its subsidiaries and subject to the satisfaction or waiver of applicable borrowing conditions.

     5. ARGENTINA ACQUISITION. On January 30, 1998, Nextel International acquired the remaining 50% equity interest in the holding company for Nextel Argentina for $46.0 million.

     6. PERU ACQUISITION AND PUT. On January 29, 1998, Nextel International purchased 70.1% of the common equity of Communicaciones Nextel del Peru S.A. ("Nextel Peru") for $27.9 million. On October 30, 1998, Nextel International exercised a put right and sold shares representing approximately 10% of the outstanding shares of Nextel Peru to Motorola International Development Corporation ("Motorola International") for a purchase price of about $6.0 million. As of December 31, 1998, Nextel International and Motorola International held about 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru.

     For additional information concerning transactions and developments relating to Nextel International during 1998, including those summarized above, see Nextel International's Annual Report on Form 10-K for the year ended December 31, 1998 (the "NI 1998 Form 10-K") filed with the Commission.

G.  POST FISCAL-YEAR 1998 TRANSACTIONS AND DEVELOPMENTS

     1. TOWERS TRANSACTION. On February 10, 1999, Nextel and some of its subsidiaries and SpectraSite Holdings, Inc. ("SpectraSite") and some of its subsidiaries entered into definitive agreements pursuant to which specified telecommunications towers and related assets currently owned by some of Nextel's subsidiaries will be acquired by a subsidiary of SpectraSite and leased back to Nextel. The agreements also establish an exclusive arrangement for the construction by SpectraSite of additional towers in the

United States to support Nextel's and Nextel Partners' expansion of their digital networks. The transactions are subject to a number of significant conditions, including certain regulatory approvals and the receipt of consents from some of Nextel and SpectraSite's lenders. Nextel and SpectraSite each have requested such approvals and consents from the relevant governmental authorities and lender groups. Not all of these approvals and consents have been obtained as of the date hereof.

     2. MOTOROLA INTERNATIONAL FINANCING. On February 4, 1999, Nextel International and Motorola Credit Corporation entered into definitive agreements providing for $225.0 million in secured financing. Additional information concerning this and the related financing arrangements between Nextel International and Motorola is included in the NI 1998 Form 10-K.

     3. NEXTEL PARTNERS TRANSACTION. On January 29, 1999, Nextel, Nextel Partners and certain other parties, including Motorola and Eagle River Investments, LLC, an affiliate of Mr. McCaw, entered into definitive agreements relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners plans to construct and operate a digital wireless system utilizing iDEN technology in thirty-nine mid-size and smaller markets in the United States containing about 33 million people. Under these agreements, Nextel Partners will offer its customers the same basic package of digital wireless communications services as Nextel, under the Nextel brand name, and customers of Nextel and Nextel Partners will be allowed to roam between the Nextel and Nextel Partners systems without incurring any roaming charges.

     In connection with this transaction, Nextel sold assets, and is in the process of transferring certain FCC licenses, to Nextel Partners. In exchange, Nextel Partners issued to Nextel equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131.1 million and paid Nextel about $132.4 million in cash (which remains subject to post-closing adjustment) related to the assets sold and the reimbursement of costs and net operating expenses. The definitive agreements also establish certain circumstances in which Nextel will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices.

     4. SUBSCRIBER BASE ADJUSTMENT. In the course of an audit of its subscriber base, Nextel identified a number of domestic Digital Mobile Network subscriber units that were included as "in service" in accordance with then applicable Nextel policies and practices, but were not in active use or generating revenue. Such subscriber units were placed in "temporary suspend" status under these policies and practices for various reasons, including the following:

     - subscriber units that have been denied calling privileges due to unresolved past due amounts or due to suspected fraudulent or improper usage;

     - subscriber units as to which the customer has requested "temporary suspend" status for a variety of reasons, ranging from seasonal work patterns to extended absence from the service area; and

     - subscriber units that are in for repair, or have been reported lost or stolen.

     Nextel has decided to adjust its policies and practices to shorten the length of time that a subscriber unit would be allowed to remain in
"temporary suspend" status without generating revenue. The length of time selected will vary depending on the reason for the "temporary suspend" classification. Applying the revised policies and practices to the subscriber units in the "temporary suspend" categories, Nextel has determined that it will be necessary to take a one time adjustment of existing subscriber units in "temporary suspend" status, reducing its ending subscriber units in service by approximately 40,000 subscriber units out of a customer base currently in excess of three million subscriber units.

     Because none of the subscriber units in the "temporary suspend" categories are generating revenue, this adjustment to Nextel's policies and practices will have no adverse revenue impact, and should have a slight positive effect on reported average revenue per subscriber unit. The total number of subscriber units estimated by Nextel to be in all "temporary suspend" categories is not material in comparison to the total reported subscriber units in service. Nextel expects that it will have fully implemented these adjustments to its policies and practices during 1999, so that no continuing "prior period" effect should be associated with units in any of these categories in future years.

H.  WIRELESS INDUSTRY OVERVIEW

     1. DEVELOPMENT OF THE WIRELESS COMMUNICATIONS INDUSTRY. Today's wireless communications industry began in 1970 when the FCC reallocated 115 MHz of radio spectrum in the 800/900 MHz bands from the federal government and UHF television to land mobile service use to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. The FCC has allocated 50 MHz for cellular service (which were allocated in equal blocks to two cellular operators in each metropolitan statistical area ("MSA") or rural statistical area ("RSA")) and 46 MHz for private radio services, including SMR. The remaining 19 MHz are divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with about 61 million wireless phone units (consisting of analog cellular, digital cellular and PCS units) in service at June 30, 1998. The first SMR systems became operational in 1974, and SMR units in service had grown to about 4.6 million by December 31, 1998 (consisting of both analog SMR units and wide-area digital SMR units). The number of other private radio users is estimated to be about 15.8 million as of December 31, 1998.

     2. SMR AND CELLULAR/PCS TELEPHONY. The cellular telephone industry was created by the FCC as a regulated duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given MSA or RSA. Subsequently, the FCC allocated 120 MHz of spectrum in the 1.8-2.2 GHz band for the provision of PCS, which include mobile wireless communications services similar to those provided over Nextel's Digital Mobile Network. The FCC has awarded three 30 MHz and three 10 MHz PCS licenses for this spectrum on either a Major Trading Area ("MTA") or a Basic Trading Area ("BTA") (each as defined in the Rand McNally Commercial Atlas) market definition through a competitive bidding process. Since August 10, 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators, although a more limited amount of spectrum is assigned to a single SMR licensee as compared to cellular and PCS licensees. See "-- L. Regulation." Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including the bundled products already offered by Nextel, as well as mobile data services.

I.  NEXTEL'S DIGITAL MOBILE NETWORK

     1. DIGITAL MOBILE NETWORK SERVICES. Nextel is designing and constructing its Digital Mobile Network to support the full complement of digital wireless services described above. See "--B. Overview." Additionally, Nextel has announced its plans and anticipated schedule to be able to offer its customers access to new mobile data and Internet connectivity in selected markets, beginning in the fourth quarter of 1999.

     Nextel's Digital Mobile Network provides customers desiring mobile telephone service with access to features competitive with those offered by other current wireless communications services, such as the "hand-off" of calls from one site to another and "in-building" signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way radio dispatch functions, Nextel's Digital Mobile Network has been designed to include a signaling or paging capability, which also has been built into each subscriber unit, to enable a customer to receive alphanumeric short-text messages. In addition, Nextel's Digital Mobile Network has been designed to offer customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding, three way calling and two lines. Working together with Motorola and others, Nextel has adapted its iDEN-based packet data network to support the standard suite of Internet Protocols that will enable more robust two-way mobile data applications and Internet connectivity.

     The International Operating Companies are constructing and operating digital networks employing iDEN technology on 800 MHz spectrum holdings in major metropolitan market areas located in Argentina, Brazil, Mexico, Peru and the Philippines and on 1.5 GHz spectrum holdings in major Japanese market areas, including Tokyo. Nextel has entered into interoperability agreements with Clearnet and with Communicaciones Nextel del Mexico S.A. de C.V., a subsidiary of Nextel International ("Nextel Mexico"), to provide, among other things, for coordination of customer identification and validation necessary to facilitate cross-border roaming service in North America.

     Nextel has roaming agreements currently in effect with Nextel Partners (covering all of the United States market areas in which Nextel Partners currently (or will in the future) provide iDEN-based digital mobile services) and Clearnet (in Canadian market areas where Clearnet offers iDEN-based digital mobile services). Beginning in the second half of 1999, Nextel plans to introduce Motorola's i2000(TM) phone. The i2000 will offer dual mode capabilities to switch back and forth from an iDEN standard into a Global System for Mobile Communications ("GSM") standard, to facilitate global roaming for Nextel's subscribers. As of December 31, 1998, Nextel had entered into over 28 international roaming agreements with GSM service providers throughout the world in anticipation of the introduction of the i2000.

     2. DIGITAL MOBILE NETWORK TECHNOLOGY. The Digital Mobile Network, as currently deployed by Nextel, combines the advanced iDEN technology developed and designed by Motorola, with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain PCS operators in the United States. The design of Nextel's existing and proposed Digital Mobile Network currently is premised on dividing a service area into multiple sites having a typical coverage area of from less than one mile to up to thirty miles in radius (depending on the terrain and the power setting). Each site contains a low-power transmitter, receiver and control equipment (the "base station"). The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center (the "switching center"). The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a subscriber unit and connects cellular calls to the public switched telephone network. In the case of two-way dispatch, a dispatch application processor provides a call setup and identifies the target radio and connects the subscriber initiating the call to the other subscriber (in the case of a private call) or to a number of other subscribers (in the case of a group call) to whom the call is directed in the requested service areas. Northern Telecom, Inc. has supplied the mobile telephone switches for Nextel's Digital Mobile Network. At December 31, 1998, Nextel had 31 operational switches and about 6,200 cell sites constructed and in operation in its Digital Mobile Network.

     Currently, there are three principal digital technology formats that are being assessed or proposed for deployment or deployed currently by providers of cellular telephone service or by certain PCS providers or licensees in the United States. One such format is Time Division Multiple Access ("TDMA") digital transmission technology, a version of which, known as "three-time slot TDMA," has been and is expected to be deployed by certain cellular operators. The second principal format, known as Code Division Multiple Access ("CDMA") digital transmission technology, has been and is expected to be deployed by certain other cellular and PCS operators. The third principal format, known as GSM-PCS, is an updated, up-banded, PCS-adapted version of the TDMA-based GSM digital technology format that has become the standard for digital cellular technology in Europe. GSM-PCS has been deployed and is expected to be deployed by certain domestic PCS operators.

     Although TDMA, CDMA and GSM-PCS are digital transmission technologies, and thus share certain basic characteristics and areas of contrast to analog transmission technology, TDMA, CDMA and GSM-PCS are not compatible or interchangeable with each other. Although Motorola's proprietary iDEN technology is based on the TDMA technology format, it differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States, which differences may have important consequences.

     The implementation of Digital Mobile Network design and technology significantly increases the capacity of Nextel's existing SMR channels. This increase in capacity is accomplished in two ways.

     - First, each channel is capable of carrying (1) up to six voice and/or control paths by employing six-time slot TDMA digital technology or (2) up to three voice and/or control paths by employing the three-time slot TDMA digital technology. Each voice is converted into a stream of data bits that are compressed before being transmitted, allowing each of the time-slotted voice and/or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the subscriber unit decodes the voice signal. Using the iDEN technology, Nextel achieves about six times improvement in channel utilization capacity for channels used for two-way dispatch service and about three times improvement in channel utilization capacity for channels used for mobile telephone service.

     - Second, a system design is employed that reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry. The ability to reuse channels is accomplished by placing transmitters at low elevation sites and restricting the power output to not more than 100 watts effective radiated power. This creates a service area with a radius of from less than one mile to up to thirty miles, depending on the terrain and the power setting.

     The use of six-time slot TDMA technology for two-way dispatch service and three-time slot TDMA technology for mobile telephone service, in combination with Nextel's reuse of its licensed frequencies in a cellular-type system design, permits Nextel to utilize its current holdings of SMR spectrum more efficiently.

     3. TECHNOLOGY COMMITMENTS. Pursuant to the equipment purchase agreements between Nextel and Motorola first entered into in 1991, as subsequently amended, Motorola provides the iDEN infrastructure and subscriber handset equipment to Nextel throughout its markets. Nextel expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile Network and all of its Digital Mobile handset equipment for the next several years. See "-- N. Risk Factors -- 5. Nextel Principally Relies on One Supplier to Implement Its Digital Mobile Network." In addition, Nextel has agreed, subject to specified conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year.

     Nextel continuously reviews alternate technologies as they are developed. To date, however, it has not been regarded as necessary or as a commercially feasible strategy to adapt currently available alternative technologies to operate on Nextel's present spectrum position. Having been the high bidder on 475 Economic Area ("EA") licenses in the 800 MHz SMR auction held in 1997, Nextel has the opportunity to operate on up to an average of 10 MHz of contiguous spectrum in nearly every market in the United States. By relocating incumbent operators out of this spectrum, Nextel will have access to contiguous channel blocks, similar to its cellular and PCS competitors. Nextel continues to pursue regulatory initiatives that would provide SMR operators, including Nextel, with additional rights to use contiguous blocks of spectrum. See "-- L. Regulation." The availability of a significant block of contiguous spectrum would permit the introduction of a broader range of technology options not available on non-contiguous spectrum blocks. However, Nextel's consideration of alternative technologies, independent of technological feasibility, would likely be materially affected by Nextel's contractual obligations to Motorola regarding domestic deployment and utilization of iDEN technology as well as the additional capital requirement associated with the deployment of an alternative technology. Nextel also continues to pursue acquisition of additional 800 MHz and 900 MHz SMR channels from third parties, and is working with Motorola to develop a dual band 800/900 MHz iDEN system and compatible digital subscriber handsets to expand the capacity of Nextel's Digital Mobile Network. See "-- N. Risk
Factors -- 6. Agreements With Motorola Reduce Nextel's Operational Flexibility."

     4. SYSTEM CONSTRUCTION. The first step required to achieve the build-out of the Digital Mobile Network in a market is the completion of the radio design plan, which typically takes about four months. This stage involves the selection of specific areas in the market for the placement of base station sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of:

     - their proximity to targeted customers;

     - the ability to acquire and build the site; and

     - frequency propagation characteristics.

     Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for the initial system to be constructed in a market, depending on the number of sites, typically takes from two to eighteen months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally takes an additional six weeks prior to commencing system operation. Following commencement of system operations in a selected market, Nextel expects to continually add new sites to such system in order to improve coverage and capacity. See "-- N. Risk Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     5. CONVERSION TO DIGITAL MOBILE NETWORK. In order to activate Digital Mobile Network service in a market, Nextel must have available a specified number of 800 MHz frequencies that have been cleared of analog SMR traffic in that market ("channel recovery"). Channel recovery may involve transferring 800 MHz customers to 900 MHz channels or other 800 MHz analog SMR channels. Upon launch of commercial service in a market, Nextel commences marketing the Digital Mobile Network services to potential customers, including certain of its existing SMR analog system customers, and converts 800 MHz frequencies to the Digital Mobile Network as such customers migrate ("migration") or as otherwise required to support the Digital Mobile Network customer base in a particular market. Nextel has commenced its channel recovery and migration efforts for existing customers in each of the markets in which its Digital Mobile Network has been activated. In many of those markets, Nextel's migration efforts have been substantially concluded and its analog operations have been largely eliminated or restricted to its 900 MHz frequency holdings in such markets. Accordingly, Nextel does not expect that migration of its existing SMR analog system customers will be a significant source of new subscribers on its Digital Mobile Network in the future. See "-- N. Risk Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     6. MARKETING. Nextel's marketing strategy focuses principally on targeting business users that Nextel believes will be likely to perceive and appreciate the potential for Nextel's wireless communication service capabilities to increase efficiencies and reduce costs in such users' business activities. Nextel continues to believe that its ability to deliver a full line of integrated mobile communications services using a single, multi-function subscriber unit on its Digital Mobile Network significantly differentiates Nextel from other providers of wireless communications services. The progress of Nextel's Digital Mobile Network services marketing efforts is and will continue to depend upon numerous factors, including:

     - system performance;

     - subscriber equipment performance; and

     - the ability to deliver services that satisfy customer needs and expectations.

     Nextel reviews its business and marketing plans in light of:

     - perceived opportunities;

     - actual experiences in the marketplace;

     - availability of financial and other resources; and

     - overall economic and/or competitive considerations.

As a result of these reviews, Nextel may from time to time determine to change, refine or redirect such plans. See "-- N. Risk Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     7. COMPETITION. Nextel may compete with the two established cellular licensees and may compete with as many as six PCS licensees in each of the markets where its Digital Mobile Network operates. A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, subscriber bases and name recognition greater than Nextel. PCS operators currently compete and likely will continue to compete with Nextel in providing some or all of the services available through Nextel's Digital Mobile Network. Additionally, Nextel expects that existing PCS and cellular service providers will continue to upgrade their systems to provide digital wireless communications services competitive with those available on Nextel's Digital Mobile Network. Moreover, cellular and wireline companies have been granted authority to participate in dispatch and SMR services, respectively. Nextel also expects its Digital Mobile Network business to face competition from other technologies and services developed and introduced in the future. See "-- N. Risk Factors -- 3. Nextel's Future Performance Will Depend on Its Ability to Succeed in the Highly Competitive Wireless Voice Transmission Industry" and
"-- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

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

J.  NEXTEL'S EXISTING ANALOG SMR OPERATIONS

     Nextel's existing analog SMR operations focus primarily on two-way radio service provided to customers who need the ability to communicate with one another in the field, either on a one-to-one or one-to-many basis. At December 31, 1998, Nextel provided analog SMR service to about 354,000 subscriber units. Nextel expects that as its Digital Mobile Network is deployed in markets where its analog SMR operations are in service, Nextel will continue to migrate its analog SMR customers to its Digital Mobile Network and simultaneously phase-out the then-existing analog SMR operations in those markets.

     In addition to SMR systems for which it is the licensed owner, Nextel manages analog SMR systems licensed to third parties in certain of its markets. The management agreements generally have terms of 15 or 30 years. In many cases, Nextel holds an option to acquire managed SMR systems.

     1. MARKETING. Nextel's existing analog SMR services are provided primarily to businesses that employ fleets of vehicles requiring two-way radio capability and to a narrow group of businesses which require both two-way radio and mobile telephone service for personnel. Nextel utilizes a direct sales and marketing force as well as independent equipment dealers. Subscriber units sold by Nextel's sales force for use on existing analog SMR networks are typically installed and maintained by Nextel's service departments. In addition, the service departments are responsible for system maintenance for most of Nextel's existing analog SMR networks. Nextel's marketing of its analog SMR service has been de-emphasized in most major markets by the activation of its Digital Mobile Network in such markets. See "-- I. Nextel's Digital Mobile Network."

     2. COMPETITION. Nextel's analog SMR operations also compete in each of its major markets with cellular operators and, in a limited number of such markets, with PCS systems operators. On March 7, 1995, the FCC authorized cellular operators to offer two-way dispatch services, which allows cellular operators to offer, upon installation of the necessary infrastructure equipment, a service that would be competitive with analog SMR two-way dispatch service. Additionally, Nextel's analog SMR operations may face competition in the future from other SMR operators utilizing digital technology.

K.  AGREEMENTS WITH SIGNIFICANT STOCKHOLDERS

     1. MCCAW INTERESTS. Under the terms of the Securities Purchase Agreement dated as of April 4, 1995, as amended, among Nextel, the McCaw Investor and Mr. McCaw (the "McCaw Securities Purchase Agreement") and certain other related agreements and documents:

     - the McCaw Investor purchased on April 5, 1995 from Nextel, about 1.2 million shares of Nextel's common stock for an aggregate purchase price of about $14.9 million; and

     - the McCaw Investor purchased from Nextel on July 28, 1995, for an aggregate purchase price of $300.0 million, an aggregate of 8.2 million units consisting of a total of:

      - about 8.2 million shares of Nextel's Class A Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock");

      - 82 shares of Nextel's Class B Convertible Preferred Stock, par value $0.01 per share (the "Class B Preferred Stock"); and

      - options to acquire an aggregate of up to 35.0 million shares of Nextel's common stock at exercise prices ranging from $15.50 to $21.50 per share (15.0 million of which were purchased on July 28, 1997 for an aggregate exercise price of $232.5 million and about 4.9 million of which were transferred by the McCaw Investor in November 1997).

     In addition, in connection with the agreements relating to the exercise of the options exercised on July 28, 1997, an affiliate of Mr. McCaw, Option Acquisition, L.L.C. ("Option Acquisition"), purchased options that entitled Option Acquisition to acquire up to 25.0 million shares of Nextel's common stock at exercise prices of either $16.00 per share or $18.00 per share, in either case at any time through July 28, 1998. On that date, Option Acquisition acquired about 10.0 million shares of common stock in a cashless exercise transaction, as permitted by the terms of such options. See "-- E. Fiscal Year 1998 Domestic Transactions and Developments -- 3. Option Exercise." As a result of certain transfers and option exercises, at December 31, 1998, affiliates of Mr. McCaw beneficially owned about 23.4 million shares of common stock, 7.9 million shares of Class A Preferred Stock convertible into about 23.7 million shares of common stock, 82 shares of Class B Preferred Stock and options to purchase up to an aggregate of about 15.7 million shares of common stock from Nextel at prices ranging from $12.25 to $21.50 per share.

     Additionally, in connection with such equity investments, Nextel, the McCaw Investor and Mr. McCaw reached agreement on a number of matters relating to the ownership, acquisition and disposition of the Class A Preferred Stock and the Class B Preferred Stock, including without limitation, the granting of registration and antidilutive rights to the McCaw Investor and specified affiliates and limitations on investments by the McCaw Investor and its affiliates in excess of about 45% of the voting securities of Nextel. Finally, on July 28, 1995, pursuant to agreements between the McCaw Investor and Motorola entered into in connection with the McCaw Securities Purchase Agreement, the McCaw Investor purchased 4.0 million shares of Nextel's common stock from Motorola and Motorola granted to the McCaw Investor the option to purchase up to an additional 9.0 million shares of common stock held by Motorola (2.0 million of which were exercised on September 3, 1997 and about 1.6 million of which were transferred in November 1997).

     Pursuant to the McCaw Securities Purchase Agreement, Nextel's Restated Certificate of Incorporation (the "Certificate of Incorporation") and Nextel's By-Laws (the "Nextel By-Laws"), Nextel, the McCaw Investor and Mr. McCaw have established certain arrangements relating to the governance of

Nextel associated with such investments, including, without limitation, the rights relating to designation by the McCaw Investor and election of three representatives of the McCaw Investor to the Board of Directors of Nextel representing not less than 25% of the Board of Directors. On November 23, 1998, Nextel announced the appointment of William A. Hoglund, effective November 18, 1998, as the third director designated by the McCaw Investor to the Board of Directors.

     Pursuant to the McCaw Securities Purchase Agreement, the Certificate of Incorporation and the Nextel By-Laws, a five-member Operations Committee of the Board of Directors was created, and the McCaw Investor is entitled to have a majority of the members of such Operations Committee selected from among the McCaw Investor's representatives on the Board of Directors.

     The Operations Committee has the authority to formulate key aspects of Nextel's business strategy, including decisions relating to the technology used by Nextel, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the Board of Directors and committees thereof, as well as nomination and oversight of certain executive officers. Currently, the three McCaw Investor designees on the Board of Directors also serve as members of the Operations Committee, of which Mr. McCaw is the chairman. The Board of Directors, by a majority vote, may override actions taken or proposed by the Operations Committee, although doing so would give rise to a $25.0 million liquidated damages payment to the McCaw Investor, the commencement of the accrual of a 12% dividend payable on the stated value of all outstanding shares of Class A Preferred Stock (an aggregate stated value of about $290.5 million) and the immediate vesting of the shares subject to the Incentive Option (as defined below) granted pursuant to the McCaw Incentive Option Agreement (as defined below). However, the Board of Directors, by a defined super-majority vote, retains the power to override actions taken or proposed by the Operations Committee without triggering the obligation to make a liquidated damages payment, or to commence dividend accruals with respect to the Class A Preferred Stock or to accelerate the vesting of the options granted pursuant to the McCaw Incentive Option Agreement. In addition, the Board of Directors also may act to terminate the Operations Committee, although such action by the Board of Directors would, in certain circumstances, result in the obligation to make such a liquidated damages payment and result in the commencement of such dividend accrual and the accelerated vesting of the related options.

     The McCaw Securities Purchase Agreement, the Certificate of Incorporation and the Nextel By-Laws also delineate a number of circumstances, chiefly involving or resulting from certain events with respect to the McCaw Investor or Mr. McCaw, in which the Operations Committee could be terminated but such liquidated damages payment, dividend accrual and vesting of options would not be required.

     The shares of Class A Preferred Stock are redeemable at Nextel's option, and the shares of Class B Preferred Stock are mandatorily convertible, in the event of a change of control of Nextel (as defined in the terms of such preferred stock). Further, the McCaw Investor has agreed that, subject to certain limited exceptions (including certain existing securities holdings and relationships), until the later of July 28, 2000 or one year after the termination of the Operations Committee, neither the McCaw Investor nor its controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America, unless such opportunities first have been presented to and rejected by Nextel in accordance with the provisions of the McCaw Securities Purchase Agreement.

     Pursuant to an agreement entered into by Nextel and Motorola in connection with the McCaw Securities Purchase Agreement, Motorola has agreed to support the decisions and recommendations of the Operations Committee and to vote the shares of common stock held by Motorola accordingly, subject to:

     - the right of any Motorola-designated members of the Board of Directors to vote in a manner consistent with their fiduciary duties; and

     - the right of Motorola to vote its shares as it determines necessary with respect to issues that conflict with Motorola's corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of the shares of Nextel's common stock held by Motorola.

     Concurrently with the execution of the McCaw Securities Purchase Agreement, Nextel entered into a Management Support Agreement (the "Support Agreement") with Eagle River, Inc., an affiliate of the McCaw Investor ("Eagle River") pursuant to which Eagle River provides management and consulting services to Nextel, the Board of Directors and the Operations Committee from time to time as requested. In consideration of the services to be provided to Nextel under the Support Agreement, Nextel entered into an Incentive Option Agreement (the "McCaw Incentive Option Agreement") concurrently with the execution of the McCaw Securities Purchase Agreement granting to Eagle River the option to purchase an aggregate of 1.0 million shares of common stock at an exercise price of $12.25 per share (the "Incentive Option"). The Incentive Option expires on April 4, 2005, and is presently exercisable with respect to 600,000 shares and becomes exercisable for an additional 200,000 shares on each of April 4, 1999 and 2000. Additionally, pursuant to the Support Agreement, Nextel agreed to reimburse Eagle River for all out-of-pocket costs, plus up to $200,000 per year for all allocable overhead costs reasonably incurred by Eagle River in connection with the performance of its obligations under the Support Agreement. Payments in the amount of about $111,400 were made to Eagle River pursuant to the Support Agreement during 1998.

     2. MOTOROLA. On July 28, 1995, Nextel acquired all of Motorola's 800 MHz SMR licenses in the continental United States in exchange for 41.7 million shares of common stock and 17.8 million shares of non-voting common stock. Pursuant to the agreement relating to that acquisition, Motorola currently has the right to nominate two persons for election as members of the Board of Directors. Motorola has exercised this right only with respect to one director. Nextel and Motorola are also parties to agreements pursuant to which Nextel purchases Motorola infrastructure equipment and digital subscriber units. The agreements with Motorola also include certain provisions concerning Nextel's choice of technology deployment, the licensing of additional equipment manufacturers and the selection of strategic equity investors. The agreements relating to the acquisition of Motorola's SMR licenses also provided for the purchase by Nextel of a portion of Motorola's equity interest in Clearnet (which equity interest is currently held by Nextel International) in exchange for 2.5 million shares of Nextel's common stock.

     On July 28, 1995, Motorola sold to the McCaw Investor 4.0 million shares of Nextel's common stock at $12.25 per share and granted to the McCaw Investor the option to purchase up to an additional 9.0 million shares of common stock over a six-year period. The McCaw Investor exercised the first tranche of such option on September 3, 1997 acquiring 2.0 million shares of common stock at $15.50 per share. The remaining options will become exercisable for up to an additional 2.0 million shares at $18.50 per share during the 30-day period commencing July 28, 1999 and up to 5.0 million shares at $21.50 per share during the 30-day period commencing July 28, 2001. In the event the option exercisable in 1999 is exercised for only a portion of the shares covered thereby, the number of shares purchasable pursuant to the options exercisable in 2001 will be reduced. In addition, Motorola has granted to the McCaw Investor a right of first offer or a right of first refusal to purchase shares of common stock that are owned by Motorola. In November 1997, the McCaw Investor transferred portions of the unexercised options on common stock held by Motorola relating to an aggregate of about 1.6 million of the shares subject thereto.

L.  REGULATION

     1. FCC REGULATION. The licensing, operation, acquisition and sale of Nextel's SMR businesses are regulated by the FCC pursuant to the Communications Act of 1934, as amended, (the "Communications Act"). SMR regulations have undergone significant changes during the last five years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") and the Telecommunications Act of 1996 ("TCA '96"), each of which amended portions of the Communications Act. The rule changes have been intended to provide SMR operators with a regulatory framework similar to that imposed on cellular and PCS licensees.

     With regard to the licensing of Nextel's Digital Mobile Network, Nextel subsidiaries currently hold site-specific FCC licenses to use SMR radio channels in each of their markets. Unlike the spectrum licenses assigned to cellular and PCS providers, which are granted on a geographic-area basis (e.g., MTA or MSA), SMR licenses historically have been granted on a site-by-site basis, requiring Nextel to obtain numerous licenses to construct and operate its SMR systems. Nextel holds hundreds of site-by-site SMR licenses which, pursuant to current FCC rules, must be constructed by May 20, 1999. Nextel has requested an extension of this deadline, which request is still pending with the FCC. Pursuant to a recent decision of the United States Court of Appeals for the District of Columbia Circuit, discussed below, Nextel has asserted to the FCC that regulatory parity considerations should entitle it to an extension.

     Commencing in 1997, the FCC began assigning 800 MHz SMR licenses on a geographic area basis, similar to cellular and PCS licenses. In 1997, the FCC auctioned the upper 200 800 MHz SMR channels in three blocks (20 channels, 60 channels and 120 channels) per EA throughout the U.S. (hereinafter "the Upper Channel Auction"). These EA licenses will permit the licensee to construct and operate base stations on any authorized channel throughout the licensed geographic area, and to make system modifications within the service area without prior FCC approval, thus providing the same operational flexibility provided cellular and PCS licensees. Nextel was the high bidder on 475 of the 525 EA licenses auctioned at the Upper Channel Auction, covering all 50 states. Nextel's system must cover one-third of the population of each licensed EA within three years and two-thirds of the population of the EA within five years, and Nextel must construct 50% of its licensed channels in at least one location within each EA within three years. Given Nextel's existing constructed analog and digital footprint, these buildout requirements already have been achieved in a substantial number of the EAs.

     Nextel is authorized to relocate incumbent providers out of its EA-licensed areas to the lower 800 MHz channels. Pursuant to the FCC's relocation rules, Nextel provided relocation notice to incumbent providers on or before March 4, 1999. Relocation of these incumbents will provide Nextel the ability to achieve contiguous blocks of spectrum. Any incumbents that are not relocated must be afforded co-channel protection by Nextel.

     The FCC is expected to commence an auction of the lower 230 800 MHz SMR channels during the latter part of 1999. Until the start of that auction, the FCC has frozen all further awards of licenses on these channels. Although auctioned on an EA basis, the licenses will be for channel blocks of only five or 50 channels. After the auction of the lower 800 MHz channels, incumbents on those channels will not be subject to relocation, and EA licensees must provide co-channel protection to incumbents. Lower channel EA licensees must construct systems adequate to cover one-third of the population in their service area within three years of license grant, and two-thirds within five years. Alternatively, these EA licensees may show "substantial service" to the geographic area within five years. A number of parties are seeking FCC reconsideration of the lower channel auction and service rules. The FCC has yet to act on these petitions.

     A number of incumbent SMR operators appealed the FCC's new 800 MHz auction and licensing rules to the United States Court of Appeals for the District of Columbia Circuit. On February 5, 1999, the court upheld the 800 MHz SMR auction rules, but found that the FCC's incumbent wide-area SMR buildout requirements resulted in regulatory disparity between those incumbents and EA SMR licensees. The court remanded this issue to the FCC to either explain why incumbent wide-area SMRs are not entitled to population-based buildout requirements (i.e., one-third of the population within three years and two-thirds within five years), or provide them the same or similar buildout standards. Until the FCC resolves the issue on remand, the court held that the FCC could not impose the existing site-by-site construction deadlines on the incumbent wide-area SMR operator that had challenged the rule. Although the court's decision refers to staying the construction deadline for only one incumbent SMR operator, Nextel is asserting to the FCC that regulatory parity requires a stay for all wide-area incumbent SMRs, thereby tolling Nextel's May 20, 1999 construction deadline.

     As a Commercial Mobile Radio Services ("CMRS") provider, Nextel's use and aggregation of radio spectrum, its technical operation and, in some cases, its relationship with third parties, are regulated by the FCC. Since the establishment of the CMRS regulatory framework, the FCC has permitted cellular licensees and wireline companies the authority to participate in dispatch and SMR services, respectively, and the FCC has imposed on Nextel and other CMRS operators a 45 MHz CMRS spectrum cap, thus limiting the amount of CMRS spectrum (e.g., cellular, PCS, and SMR) any single provider can hold. No more than 10 MHz of SMR spectrum in the 800 MHz SMR service can be attributed to one entity, however, under existing rules. The FCC recently commenced a rulemaking proceeding to reevaluate this spectrum cap. Southern Company filed comments requesting that a 15 MHz cap be placed on 800 MHz SMR spectrum. On February 10, 1999, Nextel submitted an opposition to Southern Company's proposal. If the 45 MHz CMRS spectrum cap is lifted, both Nextel and its competitors will have the ability to obtain broadband wireless licenses even if resulting attributable spectrum ownership exceeds the current 45 MHz CMRS cap, thereby enabling them to strengthen their market positions in a particular market or markets. Elimination of the CMRS spectrum cap would not eliminate antitrust review of industry mergers by the Department of Justice. Moreover, acquisitions of CMRS licenses could only be consummated after obtaining FCC consent to any required transfer of control application. The FCC possesses the ability to review such transactions under a broad public interest analysis.

     The FCC also requires Nextel to permit its services to be resold. In 1998, the FCC initiated an investigation into Nextel's resale policies. Nextel has provided timely responses to all FCC inquiries. The proceeding is pending. Additionally, the FCC requires Nextel to permit manual roaming by users with technically compatible equipment, to provide enhanced 911 services, to contribute to federal and state Universal Service Funds (as defined below), to comply with requirements under the Communications Assistance for Law Enforcement Act ("CALEA") as well as the disability access provisions of Section 255 of the TCA '96, and to comply with customer proprietary network information ("CPNI") use restrictions. Local telephone number portability for wireless carriers recently was delayed until November 24, 2002. The FCC is also considering the imposition of an automatic roaming obligation on all CMRS providers. Each of these existing and potential regulatory obligations could increase the costs of Nextel's operations. However, some of the obligations, such as enhanced 911, are coupled with a right to recover the costs of implementation.

     The FCC requires that CMRS providers be capable of transmitting calls for 911 assistance from individuals using teletext ("TTY") devices, primarily people with speech or hearing disabilities. The obligation was scheduled to take effect October 1, 1998. However, several industry trade associations petitioned the FCC to extend the deadline citing unresolved technical and implementation problems. By two separate actions, the FCC suspended enforcement of the requirement until December 31, 1998, and then continued the extension pending resolution of individual carriers' petitions, including one by Nextel, for temporary waiver of the requirement.

     In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to numbering resources. Recently, the industry provided comment on proposed number optimization methods discussed in a report prepared by the Number Resource Optimization Working Group of the North American Numbering Council.

     In its implementation of TCA '96, the FCC established new federal universal service mechanisms that affect CMRS operators. Under the new rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds (the "Universal Service Funds"). A number of parties have challenged the FCC's universal service order and the cases have been consolidated in the United States Court of Appeals for the Fifth Circuit in New Orleans. A judicial determination could result in a change in CMRS carrier support payments required for federal universal service programs. The ultimate resolution of the federal universal service rules could affect CMRS carrier contribution obligations to state universal service programs. At this time, however, many states are moving forward with Universal Service Fund programs, a number of which require contributions, varying greatly from state to state, from CMRS carriers including Nextel.

     In a related decision, the United States Court of Appeals for the District of Columbia Circuit held on March 16, 1999 that CMRS carriers can be required to contribute to the Texas state universal service fund, concluding that TCA '96 did not preempt states from requiring such contributions. Although a number of states had already required CMRS carriers to make contributions, this decision increases the likelihood that additional states will impose this requirement on CMRS carriers. Nextel cannot currently estimate the extent of any additional contribution obligations that may be imposed upon it.

     As is true for cellular and PCS operators, the interconnection of subscriber units with the public switched telephone network requires Nextel to obtain certain exchange and interexchange services from telephone companies. The FCC established a national regulatory framework that sets pricing standards and negotiation and arbitration guidelines. In 1997, the United States Court of Appeals for the Eighth Circuit vacated certain of these standards and guidelines, on the grounds that the FCC lacked the authority to bind state regulators on the matter of local pricing of interconnection. The FCC then appealed the decision to the Supreme Court. On January 25, 1999, the Supreme Court reversed the Eighth Circuit's decision. Specifically, the Supreme Court held that the FCC does have authority over interconnection pricing, as well as other local competition provisions of TCA '96. This ruling generally vindicated the FCC's approach to local competition and helped facilitate the interconnection goals of CMRS carriers.

     Furthermore, the FCC recently adopted new rules limiting the use of CPNI by telecommunications carriers, including Nextel, in marketing a broad range of telecommunications services and other services to their customers, and the customers of affiliated companies. The FCC has stayed portions of the rules as they apply to CMRS carriers. Once the stay is lifted, these new rules may affect Nextel and the way it conducts its business, particularly its ability to compete against incumbent local exchange carriers ("LECs") with wireless affiliates. However, Nextel does not anticipate that the rules will result in a significant adverse impact on its financial position, results of operation or liquidity.

     Allegations of harmful effects from the use of hand-held cellular phones have prompted new studies concerning the safety of the emissions of electromagnetic energy from hand-held wireless phones. In August 1996, however, the FCC adopted new standards for evaluating the extent to which wireless facilities will expose both employees and the public to radio frequency radiation. At that time, the FCC determined that state and local regulation of radio frequency radiation from facilities used to provide personal wireless services is preempted to the extent the facilities comply with the FCC's radio frequency exposure limits. On August 25, 1997, the FCC affirmed the radio frequency exposure limits adopted in 1996. At that time, it also revised a number of rules, including extending the transition period for implementing federal radio frequency emissions guidelines for existing facilities, and expanded the coverage of its radio frequency emissions regulations to include all SMR operators, rather than covering only those operators that offer services comparable to cellular and PCS. In the face of an increase in local siting disputes, the FCC concurrently issued a notice of proposed rulemaking to consider, among other things, the procedure for obtaining relief from state and local regulations pertaining to the placement of facilities, guidelines governing the types of information that a state or local government can request to judge compliance with FCC emissions rules, and the adoption of a presumption that facilities licensed by the FCC comply with the FCC's radio frequency emissions guidelines. On August 5, 1998, the FCC announced a facilities siting agreement between state and local officials and several wireless industry associations. This agreement establishes an informal dispute resolution process that can be used by Nextel to resolve disputes affecting the siting of its wireless facilities. The FCC has not yet followed up on the notice of proposed rulemaking by adopting any new rules. Meanwhile, the informal dispute resolution process has not been widely implemented and the scientific studies of electromagnetic energy are still ongoing.

     Nextel also is subject to limitations on foreign government investment as set forth in the Communications Act, which currently restricts foreign ownership or control over CMRS licenses, including SMR licenses. The TCA '96 relaxes these restrictions by eliminating the statutory provisions restricting foreign officers and directors in licensees and their parent corporations. In February 1997, the United States entered into a World Trade Organization ("WTO") agreement with respect to telecommunications. The agreement requires the United States, among other things, to afford "national" treatment to foreign investors of WTO countries seeking indirect ownership of CMRS licenses in the United States. These changes, and the FCC's rules implementing the agreement, which became effective on February 9, 1998, will permit additional foreign investment and participation in the United States' wireless marketplace through ownership of FCC licenses.

     In October 1997, the FCC established uniform rules governing incumbent LEC participation in broadband CMRS within each LEC's landline telephone region, addressing incentives incumbent LECs may have to engage in anticompetitive practices against CMRS providers, such as discriminatory interconnection, cost-shifting and anticompetitive pricing. These rules will expire on January 1, 2002 unless extended by the FCC. The FCC also has released a notice of inquiry on calling party pays ("CPP"), a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make. Recently, the FCC indicated it will further consider a CPP environment, which some proponents believe could increase traffic on wireless networks by encouraging wireless subscribers to give out their wireless phone numbers. Implementing CPP arrangements would create complicated billing and customer relations issues, but should not have a significant impact on Nextel's operating costs.

     On April 20, 1998, the FCC released a notice of proposed rulemaking to implement Section 255 of TCA '96, which requires telecommunications carriers to make their services accessible to individuals with disabilities. The FCC has proposed regulations implementing statutory requirements, and could adopt proposals requiring modifications to existing customer equipment as well as requirements governing new equipment and carrier networks.

     On September 17, 1998, the FCC published proposed rules to govern customer billing practices by telecommunications services providers such as Nextel. Adoption of some of the FCC's proposals could increase the complexity of Nextel's billing processes and restrict Nextel's ability to bill customers for services in the most commercially advantageous way. For these reasons, Nextel, as well as many other CMRS carriers, have filed comments urging caution in the FCC's exercise of authority over CMRS customer billing.

     The FCC has also extended, to June 30, 2000, the date by which wireless carriers such as Nextel must comply with existing requirements under CALEA and has proposed to adopt additional requirements, including, among other things, a proposal to require the furnishing of location information when law enforcement authorities monitor telephone calls under court order. Although CALEA provides for some cost recovery, its availability is significantly restricted and the funding limited. Thus, the adoption of additional CALEA requirements could require additional expenditures by Nextel to ensure its ability to comply and such expenditures may not be recovered.

     On March 24, 1998 the FCC adopted the personal communications service PCS C-Block restructuring order that allows financially troubled entities that won C-Block licenses at auction to obtain partial financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The FCC began the reauction of returned licenses on March 23, 1999. The reauction will place additional spectrum in the hands of potential competitors of Nextel.

     2. FOREIGN REGULATION. The licensing, construction, ownership and operation of wireless communications systems and radio frequency allocations are regulated by governmental entities in the countries in which Nextel International's Operating Companies conduct business. In addition, such matters and certain other aspects of wireless communication system operations may be subject to public utility regulation in the jurisdiction where service is provided. Changes in the current regulatory environments in such countries, or future judicial intervention could have a material adverse affect on Nextel International and its business and results of operations. For additional information concerning foreign government regulation relevant to Nextel International, see Nextel International's Form 10-K for the year ending December 31, 1998.

     3. STATE REGULATIONS AND LOCAL APPROVALS. In OBRA '93, Congress preempted states from regulating CMRS rates or entry. The scope of the allowable level of state regulations of CMRS, however, remains unclear since Congress allowed states to retain jurisdiction over CMRS carriers' "other terms and conditions" of service. OBRA '93 does not identify the "other terms and conditions" of CMRS service that can be regulated by the states, and the resolution of this issue will impact the extent to which SMR providers will be subject to state regulation of CMRS. Some states have eliminated all regulation of CMRS providers, for example, Virginia, while others, such as Kentucky and Louisiana, continue to require

CMRS tariff filings. The siting of base stations also remains subject to state and local jurisdiction although Congress attempted to limit abuses of that authority in adopting Section 704 of the TCA '96. Petitions seeking clarification of states' siting authority are currently pending at the FCC.

     Future changes in regulation or legislation affecting Digital Mobile Network service and the recent allocation of additional CMRS spectrum by Congress and the FCC could materially adversely affect Nextel's business.

M.  EMPLOYEES

     At December 31, 1998, Nextel had about 9,700 full-time employees. None of Nextel's employees are covered by a collective bargaining agreement, and Nextel believes that its relationship with its employees is good.

N.  RISK FACTORS

     1. NEXTEL HAS A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOW AND MAY NOT BE ABLE TO SATISFY ITS CASH NEEDS FROM OPERATIONS.

     Nextel has focused on developing its business, rather than emphasizing current earnings. Nextel has never been profitable and has experienced negative cash flow since its start in 1987. Nextel had net losses attributable to common stockholders of about $1.8 billion during 1998. Nextel's accumulated deficit was about $4.4 billion at December 31, 1998. Nextel expects that losses will continue over the next several years. Nextel's ability to obtain financing and to generate revenue to support its operations and to meet its working capital needs is subject to many risks and uncertainties. In addition, Nextel cannot know when, if ever, net cash generated by its internal business operations will support its growth and continued operations.

     2. NEXTEL WILL NEED SUBSTANTIAL AMOUNTS OF ADDITIONAL FINANCING.

       A. REASONS NEXTEL WILL NEED CASH.

     Nextel anticipates that it will need substantial amounts of cash for:

     - capital expenditures to build and enhance its Digital Mobile Network;

     - operating expenses relating to its Digital Mobile Network and analog specialized mobile radio business;

     - potential acquisitions, including acquisition of rights to spectrum, which Nextel requires to conduct its wireless communications business;

     - debt service requirements; and

     - other general corporate purposes.

Nextel expects its cash needs will exceed its cash flows from operating activities through 1999. In addition, Nextel may need to revise its business plan to respond to competitive and other factors, so its need for cash may increase. See Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- C. Liquidity and Capital Resources."

       B. NEXTEL'S CURRENT CREDIT FACILITIES ARE LIMITED AND CONTAIN RESTRICTIONS ON ADDITIONAL FINANCINGS.

     Nextel's long-term cash needs are much greater than its availability under its existing financing agreements. Nextel may not be able to generate sufficient net cash through its internal business operations, or otherwise obtain access to sufficient additional funds, for example, by selling non-strategic or non-core assets, to meet its future cash needs. As a result, Nextel will have to raise substantial amounts of additional funds, in the form of equity or debt, in the future to support its growth and operations. Under its bank credit agreement as in effect on December 31, 1998, Nextel may borrow up to $3.295 billion in secured financing from its bank lenders provided that Nextel satisfies financial and other conditions. Assets of some of Nextel's operating subsidiaries secure amounts outstanding under these financing arrangements. As of December 31, 1998, about $2.1 billion of this secured financing had been drawn. The availability of this financing is also subject to Nextel satisfying covenants under indentures relating to Nextel's public notes. Nextel's access to additional funds may be limited by the terms of its existing financing agreements, including:

     - covenants that restrict the amount of additional borrowings, including additional borrowings under existing financing arrangements;

     - covenants that restrict Nextel's grant of liens on assets that affect Nextel's ability to obtain new secured financing; and

     - existing debt service requirements.

       C. FUNDING REQUIREMENTS FOR INTERNATIONAL OPERATIONS AND GROWTH MAY CAUSE EVEN GREATER CASH NEEDS.

     Based on Nextel International's assessment of the business activity and related cash needs of its operating subsidiaries that are controlled by or that rely substantially on Nextel International for further funding, Nextel International believes that it will have adequate funding to continue its operations only into the latter half of 1999. Nextel International is exploring a number of alternative sources of debt and equity financing, and has entered into arrangements with Motorola to obtain additional vendor financing, to fund its operations, capital expenditures, working capital and other cash needs. If sufficient financing does not become available at times or in amounts required to meet Nextel International's needs, Nextel may fund some or all of Nextel International's cash needs. This would increase Nextel's own cash needs. If Nextel does provide funding to Nextel International and Nextel's remaining financing sources are not sufficient to meet its own needs, Nextel may seek to raise additional capital from public or private debt or equity sources.

       D. OTHER FACTORS MAY ADVERSELY AFFECT NEXTEL'S ACCESS TO ADDITIONAL FINANCING.

     Nextel's access to additional funds also may be limited by:

     - general market conditions that adversely affect the availability or cost of financings;

     - market conditions affecting the telecommunications industry in general;
       and

     - specific factors affecting Nextel's attractiveness as a borrower or investment vehicle, including:

        - the terms of Nextel's arrangements with Motorola that relate to Motorola's ownership interest in Nextel, and the terms of options and warrants issued to others, that may make equity financings more difficult;

        - the uncertainty concerning the ultimate outcomes of legal challenges lodged against auctions of spectrum and licenses;

        - the ability to retune certain incumbent licensees to remove them from spectrum as to which Nextel was the highest bidder at an auction;

        - the potential commercial opportunities and risks associated with implementation of Nextel's business plan;

        - the market's perception of Nextel's performance; and

        - the actual amount of cash needed by Nextel to pursue its business strategy.

       E. NEXTEL DOES NOT HAVE SUFFICIENT ADDITIONAL FINANCING COMMITMENTS TO MEET ITS LONG-TERM NEEDS.

     Currently, other than under its existing bank facility, Nextel has no legally binding commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. Nextel cannot assure you that it will be able to obtain any additional financing in the amounts or at the times that it may require, or if Nextel does obtain any financing, that it would be on acceptable terms. As a result, Nextel cannot assure you that it will have adequate capital to implement the contemplated expansion and enhancement of its Digital Mobile Network. Additionally, although Nextel has entered into arrangements with Nextel Partners that are separately funded and are intended to result in a faster build-out and commencement of Digital Mobile Network operations in secondary and smaller markets in the United States, Nextel cannot assure you that Nextel Partners' efforts will succeed. Nextel's failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of its development, expansion and acquisition plans and expenditures, which could have an adverse effect on Nextel.

     3. NEXTEL'S FUTURE PERFORMANCE WILL DEPEND ON ITS ABILITY TO SUCCEED IN THE HIGHLY COMPETITIVE WIRELESS VOICE TRANSMISSION INDUSTRY.

     Nextel's ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

     - THE CONTINUED SATISFACTORY PERFORMANCE OF NEXTEL'S VOICE TRANSMISSION TECHNOLOGY. Technology performance issues could adversely affect the implementation of Nextel's Digital Mobile Network. Customer acceptance of the services Nextel offers is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on Nextel's Digital Mobile Network. In the past, using the first generation iDEN digital transmission technology, Nextel encountered performance, reliability, accessibility and transmission quality issues on its Digital Mobile Network. If Nextel is unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, the further successful commercialization of the Digital Mobile Network could be delayed and Nextel could be adversely affected. If Nextel, for any reason, is unable to continue to implement its Digital Mobile Network as it currently expects, Nextel may not be competitive with other wireless communications providers. In addition, Nextel would be unable, utilizing its analog specialized mobile radio technology and systems, to provide mobile telephone services comparable to those provided by other cellular and wireless communications services providers or to achieve significant further subscriber growth.

     - THE ABILITY TO EXPAND, PROVIDE AND MAINTAIN SYSTEM COVERAGE. Nextel's geographic system coverage could adversely affect Nextel's competitive position. Nextel currently offers its mobile telephone customers the ability to "roam" throughout Nextel's existing Digital Mobile Network market areas and the roaming agreement with Nextel Partners permits Nextel's customers the ability to "roam" in additional United States market areas deployed and operated by Nextel Partners. Nextel, however, will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and certain personal communication services operators, unless and until a nationwide Digital Mobile Network build-out is substantially completed. This places Nextel at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other's markets throughout the United States. Nextel also cannot assure you that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package Nextel provides on its nationwide Digital Mobile Network.

     - THE ABILITY TO PROVIDE DUAL MODE SERVICE. Nextel currently is not able to provide its digital customers with analog capability. During the transition to digital technology, some participants in the United States cellular industry are offering subscriber units with dual mode, analog and digital, compatibility. Additionally, some analog cellular system operators that directly or through their affiliates also operate digital personal communication services have made available to their customers dual mode/dual band (800 MHz cellular/1900 MHz personal communication services) subscriber units. These units combine the enhanced feature set available on digital personal communication services within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. Nextel does not have comparable hybrid subscriber units of either type currently available to its customers.

     - THE ABILITY TO FURTHER DEVELOP COST EFFECTIVE DIRECT AND INDIRECT CHANNELS OF DISTRIBUTION FOR ITS DIGITAL MOBILE NETWORK PRODUCTS AND SERVICES. Many of Nextel's competitors have offered cellular and other telecommunications services for many years. During that period, those competitors established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over Nextel in these areas. Nextel has increased the proportion of its Digital Mobile Network customers that it obtains through its indirect distributor network, and Nextel currently anticipates that it will rely more heavily on indirect distribution channels to achieve greater market penetration for its digital wireless service offerings. However, as Nextel expands its retail subscriber base through increased reliance on indirect distribution channels, and as price competition in the wireless industry intensifies, the average revenue per subscriber unit may decrease and the churn rate of subscribers may increase.

     - THE ABILITY TO MAINTAIN PRICING PACKAGES ATTRACTIVE TO CUSTOMERS. Nextel faces price competition.

           A. SOME OF NEXTEL'S COMPETITORS ARE FINANCIALLY STRONGER THAN NEXTEL.

          Some competitors may be able to offer prospective customers lower base prices, or greater equipment subsidies or discounts than those, if any, that Nextel could afford to offer. Nextel's competitors may also be able to offer services to customers at prices that are below prices that Nextel offers for comparable services. As a result, Nextel's ability to compete based on the price of its Digital Mobile Network subscriber units and service offerings will be limited.

           B. NEXTEL'S EQUIPMENT IS MORE EXPENSIVE THAN SOME COMPETITORS'.

          Nextel currently markets multi-function subscriber handsets, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short-text messaging. Nextel's handsets are, and are likely to remain, significantly more expensive than analog handsets and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services handsets that do not incorporate a comparable multi-function capability. However, Nextel believes that its multi-function subscriber handsets currently are competitively priced compared to multi-function digital cellular and personal communication services handsets.

           C. NEXTEL MAY FACE CONTINUING PRESSURE TO REDUCE PRICES.

          Over the past several years as the number of wireless communications providers in Nextel's market areas has increased, its competitors' prices in such markets have generally decreased. Nextel may encounter further market pressures:

        - to reduce its Digital Mobile Network service offering prices;

        - to restructure its Digital Mobile Network service offering packages to offer more value;

        - to respond to particular short term, market specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market; or

        - to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers.

     - THE ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGE. Nextel's digital technology could become obsolete. Nextel relies on digital technology that is not compatible with, and competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

        - segment the user markets, thereby reducing demand for specific technologies, including Nextel's;

        - reduce the resources devoted by third party suppliers, including Motorola, which supplies all of Nextel's current digital technology, in developing or improving the technology for Nextel's systems; and

        - adversely affect market acceptance of Nextel's services.

          Nextel cannot assure you that its digital technology will successfully compete with the other forms of digital and non-digital voice communication systems. Further, new digital or non-digital voice communication transmission technology may develop that will cause Nextel's existing systems technology to be obsolete or otherwise impair market acceptance of its technology.

     - THE ABILITY TO MARKET SUCCESSFULLY ITS INTEGRATED WIRELESS COMMUNICATIONS SERVICES. Nextel's growth may exceed the capabilities of its systems, hurting its performance.

           A. NEXTEL FACES LIMITATIONS ON ITS ABILITY TO INCREASE SUBSCRIBERS.

          Nextel's ability to continue to increase the number of subscribers on its Digital Mobile Network depends on a variety of factors, including:

        - the ability to successfully plan for additional system capacity at levels needed to meet anticipated new subscribers and the related increases in system usage;

        - the ability to obtain additional radio spectrum when and where required; and

        - the availability of a sufficient quantity of cell sites, system infrastructure equipment and subscriber units, of the appropriate models and types, to meet the demands and preferences of potential subscribers to the Digital Mobile Network.

           B. NEXTEL MAY FACE LIMITATIONS ON AVAILABILITY OF CELL SITES AND EQUIPMENT.

          Although Nextel believes it has secured sufficient cell sites at appropriate locations in its markets to meet planned system coverage and capacity targets, Nextel cannot assure you that it will meet those needs in the future. In addition, Nextel generally has been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola and other suppliers, and adequate volumes and mix of subscriber units and related accessories from Motorola, to meet subscriber and system loading rates. However, Nextel cannot assure you that quantities will be sufficient in the future. Additionally, Nextel has contractual arrangements with Nextel International and Nextel Partners that contemplate that, in the event of shortages of that equipment, available supplies would be allocated proportionately among Nextel and those entities.

           C. NEXTEL HAS POTENTIAL SYSTEMS LIMITATIONS ON ADDING CUSTOMERS.

          Other factors affecting Nextel's ability to successfully add customers to its Digital Mobile Network include:

        - the adequacy and efficiency of Nextel's information systems, business processes and related support functions;

        - the length of time between customer order to activation of service on the Digital Mobile Network, which currently is much longer than that typically encountered for "off the shelf" cellular and personal communication services wireless offerings; and

        - Nextel's ability to improve the efficiency and speed of the processes for Nextel's customer service and accounts receivable collection functions to adequately respond to the needs of a growing customer base on the Digital Mobile Network and the increasing amounts of billed digital service and equipment revenue.

          Customer reliance on Nextel's customer service functions may increase as Nextel adds Digital Mobile Network customers through indirect distribution channels and through direct sales channels not involving direct face-to-face contact with a sales representative, for example, phone order sales or sales through web sites.

          Although Nextel has taken steps to refine, improve and scale-up its back-office and support systems and processes, Nextel cannot assure you that these systems and processes will achieve levels of capacity, or improvements in speed and efficiency, sufficient to meet customer and network growth and demands, or that Nextel will be able to do so on a timely basis. Nextel's inability to:

        - timely meet Digital Mobile Network capacity needs;

        - have access to suitable cell sites and infrastructure and subscriber equipment in any one or more of its market areas; or

        - develop, when required, improvements or expansions to its systems and processes adequate to meet desired levels of customer activation and increased levels of usage and demand for wireless services on the Digital Mobile Network could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, thereby adversely affecting Nextel.

     - THE ABILITY OF COMPETITORS TO PROVIDE TWO-WAY RADIO DISPATCH
       SERVICES. Nextel's two-way radio dispatch services are currently not available through traditional cellular or personal communication services providers; however, if either personal communication services or cellular operators provide two-way radio dispatch services in the future, Nextel's competitive advantage may be impaired.

     Nextel cannot predict the competitive effect that any of these factors, or any combination thereof, will have on it, or whether it will compete successfully in the future.

     4. REGULATORY AND OTHER FACTORS COULD DELAY OR PREVENT NEXTEL FROM OFFERING SERVICES IN NEW MARKET AREAS.

     Before fully implementing its Digital Mobile Network in a new market area, Nextel must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non-digital transmissions and begin systems optimization. In the past, these processes have taken weeks or months to complete, and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. Nextel cannot know when, if ever, its digital technology will be available for commercial use in new markets. Nextel will rely on Nextel Partners to implement the Digital Mobile Network in new markets located in Nextel Partners' territory. Nextel Partners likely will encounter many of the same challenges as Nextel in implementing the Digital Mobile Network in its new markets.

     5. NEXTEL PRINCIPALLY RELIES ON ONE SUPPLIER TO IMPLEMENT ITS DIGITAL MOBILE NETWORK.

     Motorola is currently Nextel's sole source for the iDEN infrastructure and subscriber handset equipment used by Nextel throughout its markets. Nextel expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile Network and handset equipment for the next several years. The failure by Motorola to deliver necessary technology improvements and enhancements and iDEN system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on Nextel. Nextel expects that for the next few years, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber equipment that is compatible with Nextel's Digital Mobile Network. The equipment purchase agreements between Nextel and Motorola provide for the licensing by Motorola of interfaces relating to infrastructure and subscriber equipment and of additional manufacturers for subscriber equipment. Motorola has agreed to negotiate to enter into licenses with at least one alternative manufacturer of iDEN infrastructure equipment. Currently, however, there are no arrangements in effect with any additional manufacturers to supply Nextel with alternative sources for either iDEN system infrastructure or subscriber equipment.

     6. AGREEMENTS WITH MOTOROLA REDUCE NEXTEL'S OPERATIONAL FLEXIBILITY.

     Nextel must purchase from Motorola a significant amount of system infrastructure equipment. Nextel has agreed not to install and use digital radio frequency technology as an alternative to iDEN on more than 25% of its specialized mobile radio channels in the 806-824 MHz band in one or more of its top 20 domestic markets, or to utilize any of its specialized mobile radio channels for voice interconnect on United States cellular and/or personal communication services radio telephony standards prior to August 4, 1999, unless:

     - Nextel determines that the iDEN equipment fails to meet certain performance specifications established in the equipment purchase agreements with Motorola, which failure materially adversely affects the commercial viability of the technology to provide reliable services as intended by Motorola and Nextel, and Motorola does not cure the failure within six months after receiving notice thereof; or

     - Nextel or Digital Radio L.L.C., an entity controlled by Craig O. McCaw, offers to acquire the remainder of Motorola's shares of Nextel common stock at a per share price of at least 110% of the average of the closing prices of the common stock over the 30 trading days before the public announcement by Nextel of the decision to implement the plan.

     In either case, if Motorola manufactures, or elects to manufacture, the alternate technology that Nextel elects to deploy, Nextel must purchase 50% of its infrastructure requirements and 25% of its subscriber equipment requirements from Motorola for three years, so long as the equipment is competitive in price and performance to the equipment utilizing or incorporating the alternate technology then offered by other manufacturers.

     Should Nextel choose to deploy a technology other than iDEN for any of its wireless communications services, Nextel believes that its systems planning and contractual relationships with Motorola would permit it to utilize a different technology. Due to the considerable present uncertainty surrounding the factors that might affect that decision, including the additional capital requirements associated with the deployment of an alternative technology, the performance characteristics and customer perceptions of iDEN or of competing digital technologies and possible future improvements in the iDEN technology platform, it is impossible to predict if or when Nextel would make that decision.

     7. NEXTEL'S INTERESTS MAY CONFLICT WITH THOSE OF MOTOROLA.

     Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, which do or may compete with some or all of the services Nextel offers through its Digital Mobile Network. Although Nextel believes that its relationship with Motorola reflects the realities of purchasing from a competitor, Nextel cannot assure you that the potential conflict of interest will not adversely affect Nextel in the future. In addition, Motorola is a significant stockholder of Nextel, which creates potential conflicts of interest, particularly with regard to significant transactions.

     8. NEXTEL'S FUTURE DEPENDS ON GOVERNMENTAL REGULATION.

     The Federal Communications Commission regulates the licensing, operation, acquisition and sale of Nextel's specialized mobile radio businesses. Federal law governs the allocation and licensing of the radio frequency spectrum that Nextel uses to conduct those businesses. The Federal Communications Commission's regulations have significantly changed during the last few years and continue to evolve as new regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 and the Telecommunications Act of 1996. Nextel's ability to conduct its business depends, in part, on its compliance with these regulations. Future changes in regulation or legislation affecting Digital Mobile Network service and Congress' and the Federal Communications Commission's continued allocation of additional commercial mobile radio services spectrum could adversely affect Nextel's business. Similar government regulatory factors affect Nextel's operations outside the United States.

     In particular, Nextel may be impacted by the following recent regulatory developments involving the Federal Communications Commission:

     - a proposal to alter the allocation of Nextel's revenues between federal and state jurisdictions for purposes of calculating universal service fund contributions;

     - a proposal to regulate billing disclosures and billing practices in a manner that could be disadvantageous to Nextel;

     - a proposal to implement statutory requirements relating to the accessibility by persons with disabilities to telecommunications services, which may include proposals requiring modifications to equipment used by those customers;

     - extension of the date for compliance with federal statutory provisions requiring telecommunications service providers to make their networks accessible to law enforcement authorities and proposals that require those providers to have additional capabilities to facilitate this access;

     - the temporary stay of some provisions of rules that protect against the disclosure of customer proprietary network information and restrict the manner in which that information may be used;

     - the reauction of some spectrum licenses that could be used to provide competing services, which began on March 23, 1999; and

     - the extension of the date for implementation of local number portability to November 24, 2002.

     9. NEXTEL PRIMARILY HAS INTANGIBLE ASSETS.

     Nextel has a significant amount of intangible assets, such as licenses granted by the Federal Communications Commission. The value of these licenses will depend significantly upon the success of Nextel's Digital Mobile Network business and the growth of the specialized mobile radio and wireless communications industries in general. If Nextel defaults on debt or if Nextel were liquidated, Nextel cannot assure you that the value of these assets will be sufficient to satisfy its obligations. Nextel had a net tangible book value deficit of about $5.0 billion as of December 31, 1998. See "-- L. Regulation."

     10. NEXTEL IS SUSCEPTIBLE TO CONTROL BY SIGNIFICANT STOCKHOLDERS.

     Based on the ownership information relating to Nextel as of December 31, 1998, and giving effect to the conversion of Nextel's preferred stock and non-voting common stock, and the exercise in full of all options to purchase common stock issued by Nextel and Motorola to entities controlled by Mr. McCaw and a warrant held by Motorola, Mr. McCaw's affiliates would hold about 20.4%, and Motorola would hold about 15.4% of the outstanding Nextel stock.

     Digital Radio L.L.C. may designate at least one fourth of the board of directors of Nextel. In addition, Digital Radio may select, from its representatives on the board of directors, a majority of the operations committee of Nextel's board of directors, which has significant authority relating to Nextel's business strategy, budgets, financing arrangements and in the nomination and oversight of certain executive officers. As a result, Digital Radio may exert significant influence over Nextel's affairs. Although the board of directors retains the authority to override actions taken or proposed to be taken by the operations committee, under agreements with Digital Radio, such overrides may lead to certain adverse financial consequences. Motorola may nominate two directors to the board of directors of Nextel. Although Motorola has agreed to support the decisions and recommendations of the operations committee and to vote its shares of common stock accordingly, any Motorola-designated Nextel director retains the right to vote in a manner consistent with his fiduciary duties and Motorola may vote its shares as it determines necessary with respect to issues that conflict with Motorola's corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of the shares of common stock held by it.

     If Digital Radio and Motorola choose to act together, they could have a sufficient voting interest in Nextel to, among other things:

     - exert effective control over the approval of amendments to Nextel's certificate of incorporation, mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote;

     - defeat a takeover attempt; and

     - otherwise control whether particular matters are submitted for a vote of the stockholders of Nextel.

     Digital Radio, Mr. McCaw and their affiliates have and, subject to the terms of applicable agreements between Digital Radio and Nextel, may have an investment or interest in entities that provide wireless telecommunications services that could potentially compete with Nextel. Under the relevant agreements, Mr. McCaw, Digital Radio and their controlled affiliates may not, for a period of time, participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America unless these opportunities have first been presented to and rejected by Nextel. See "-- K. Agreements with Significant
Stockholders -- 1. McCaw Interests."

     11. NEXTEL'S COMMITMENTS TO ISSUE ADDITIONAL COMMON STOCK MAY IMPAIR ITS ABILITY TO RAISE CAPITAL.

     Nextel currently has outstanding commitments in various forms, including warrants, options and convertible securities, to issue a substantial number of new shares of its common stock. The shares subject to these issuance commitments, to some degree, will be issued in registered transactions and thus will be freely tradeable. In many other instances, these shares will be subject to grants of registration rights that, if and when exercised, would result in those shares becoming freely tradeable. Nextel has also granted registration rights with respect to a significant number of its outstanding shares, including shares of common stock issuable upon conversion of securities issued in some transactions. The exercise of registration rights by persons holding those shares would permit those persons to sell those shares without regard to the limitations of Rule 144 under the Securities Act of 1933. An increase in the number of shares of Nextel's common stock that will become available for sale in the public market may adversely affect the market price of the common stock and, as a result, could impair Nextel's ability to raise additional capital through the sale of its equity securities.

     12. CONCERNS ABOUT HEALTH RISK MAY AFFECT NEXTEL'S PROSPECTS.

     Mobile communications devices allegedly pose health risks due to radio frequency emissions from these devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations, and a major industry trade association and governmental agencies have stated publicly that the use of these phones poses no undue health risk. The actual or perceived risk of mobile communications devices could adversely affect Nextel through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

     13. NEXTEL DEPENDS ON ITS MANAGEMENT TEAM TO EFFECT ITS RAPID GROWTH STRATEGY.

     Nextel's senior management team develops and implements its business plans and strategies, which contemplate an accelerated nationwide build-out, expansion and enhancement of its Digital Mobile Network and related aggressive advertising and marketing campaigns. Nextel's rapid growth depends on the focused activities of its senior management team. The unexpected loss of the services of any of these individuals could adversely affect Nextel's ability to maintain its growth momentum.

     14. NEXTEL'S OPERATIONS MAY BE DISRUPTED DUE TO YEAR 2000 READINESS ISSUES.

     Nextel may be subject to risks associated with Year 2000 readiness. Nextel has substantially completed the assessment phase with respect to the Year 2000 readiness status of its own internal systems and processes and recently commenced the remediation and testing phase for some aspects of its business. Nextel has not yet developed contingency plans for resolving issues that may be identified and for which remediation is not possible on a timely or cost-effective basis. Nextel does not currently anticipate that the cost of the assessment, remediation and testing of its domestic and international financial and operating systems will exceed $45 million or will require that it defer or abandon any material projects, goals or objectives relating to its operations.

     Nextel is subject to risks associated with the Year 2000 readiness problems of third parties, especially providers of products and services that are critical to its ability to conduct its business operations, including other telephone service providers with which its service connects. Nextel also is aware that, with respect to its operations outside the United States, governmental authorities and third parties with whom it may have material business relationships may not be at the same level of awareness, assessment or remediation of their potential Year 2000 readiness issues as are their United States counterparts. If any of these third parties, or Nextel, is unable to resolve material Year 2000 readiness issues on a timely or cost-effective basis, there would be an adverse effect on Nextel. See Part II "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- G. Year 2000 Readiness."

     15. NEXTEL IS SUBJECT TO RISKS RELATING TO ITS JOINT INVESTMENTS.

     Nextel recently has entered into a contractual joint venture and other relationships in connection with the formation and financing of Nextel Partners, and may enter into other joint ventures or similar arrangements in the future. Outside the United States, several of Nextel's international operations are conducted through entities having one or more third-party owners, and some of these entities are not controlled by Nextel. There are risks in participating in arrangements of these types, including the risk that the other participants may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint enterprise or Nextel. There also is the risk that a participant may be unable to meet its economic or other obligations to the joint enterprise and that Nextel may be required to fulfill some or all of those obligations. Nextel also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in such joint enterprises. In addition, to the extent that Nextel participates in international arrangements of these types, the operations of the relevant entity will be subject to various additional risks not present in domestic joint enterprises.

     16. NEXTEL IS SUBJECT TO RISKS RELATING TO ITS FOREIGN OPERATIONS.

     Nextel owns interests in and operates international wireless companies through Nextel International. The risks that relate to such foreign operations include:

     - political, economic and social conditions in the foreign countries where Nextel conducts operations;

     - currency risks and exchange controls;

     - potential inflation in the applicable foreign economies;

     - the impact of import duties on the costs or prices of infrastructure equipment and subscriber handsets;

     - foreign taxation of earnings and payments received by Nextel International from its operating subsidiaries;

     - regulatory changes affecting the telecommunications industry and wireless communications; and

     - operations being disrupted due to Year 2000 readiness issues affecting Nextel International.

     Nextel cannot assure you that the risks associated with its foreign operations will not adversely affect its or Nextel International's operating results or prospects, particularly as these operations expand in scope, scale and significance.

     17. NEXTEL'S FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: A number of the statements made in this Annual Report are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of these matters and subject areas. Nextel has attempted to identify, in context, some of the factors that it currently believes may cause actual future experience and results to differ from Nextel's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to:

     - general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile Network service;

     - the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand;

     - the success of efforts to improve and satisfactorily address any issues relating to Nextel's Digital Mobile Network performance;

     - the continued successful performance of the iDEN technology being deployed in Nextel's various market areas;

     - the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to Nextel's Digital Mobile Network business;

     - Nextel's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the Digital Mobile Network customer base;

     - access to sufficient debt or equity capital to meet Nextel's operating and financing needs;

     - the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and personal communication services;

     - the ability to successfully develop or obtain from third parties and implement Year 2000 readiness solutions in systems that are critical to its business operations;

     - future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

     - other risks and uncertainties described from time to time in Nextel's reports and, with specific reference to risk factors relating to international operations, in Nextel International's reports, filed with the Commission.

ITEM 2.  PROPERTIES

     At December 31, 1998, Nextel leased its principal executive and administrative office, which is located at 1505 Farm Credit Drive, in McLean, Virginia. This facility is about 99,900 square feet and has an initial lease term of 10 years, expiring August 14, 2006, with two five-year renewal options. During the second quarter of 1999, Nextel is scheduled to relocate its principal executive and administrative office to 2001 and 2003 Edmund Halley Drive, Reston, Virginia, comprised of about 330,000 square feet. The initial lease term is for ten years, with four five-year renewal options. Nextel is currently exploring alternate arrangements with its landlord and other parties regarding the 1505 Farm Credit Drive facilities. Nextel also leases for some of its administrative operations about 110,000 square feet of office space in Denver, Colorado, under a lease expiring in 2004; about 95,600 square feet of office space in Norcross, Georgia, under a lease expiring in 2005; about 50,000 square feet of office space in McLean, Virginia, under a lease expiring in 2002; about 49,600 square feet of space in McLean, Virginia, under a lease expiring in 2003; and about 99,700 square feet in Rutherford, New Jersey, under a lease expiring in 2008. Nextel also leases office facilities for sales, maintenance and administrative operations in its markets. There are about 190 office leases in effect at December 31, 1998, with terms ranging from 1 to 10 years (not including extensions related to the exercise of renewal options).

     Nextel leases antenna sites for the transmission of its radio service. These sites are located, in the case of its analog SMR operations, primarily on either building tops or mountain tops and in the case of its Digital Mobile Network operations, on towers, generally at heights ranging from 150 to 300 feet above the ground. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 1998, Nextel had about 1,900 site leases for its analog SMR business in the United States and about 6,200 constructed sites at leased locations in the United States for its Digital Mobile Network. Nextel also owns properties and transmission towers where management considers it is in the best interest of Nextel to do so. In this connection, Nextel, SpectaSite and some of their respective subsidiaries entered into definitive agreements which provide for specified telecommunications towers and related assets owned by Nextel's subsidiaries to be acquired by a subsidiary of SpectraSite. See "-- Item 1. Business -- G. Post Fiscal-Year 1998 Transactions and Developments -- 1. Towers Transaction."

ITEM 3.  LEGAL PROCEEDINGS

     In July 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court for the District of New Jersey. This litigation, which is being pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, the plaintiffs claim that such damages resulted from certain defendants' alleged false and misleading statements regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile Network. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. On July 23, 1997, the United States District Court for the District of New Jersey declined to grant Nextel's motions to dismiss, pursuant to Federal Rule of Civil Procedure Rules 12(b)(6) and
(9)(b), substantially all of the causes of action alleged in the plaintiff's complaint filed in this lawsuit. A ruling on class certification has not yet been made.

     In September 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice Chairman and former Chairman of the Board, Morgan O'Brien, in the 1970s and early 1980s prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. The Nextel Board of Directors determined that Morgan O'Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter. Nextel has filed counterclaims against Mr. Dascal and has also filed third-party claims against Tel Air Network, Inc. ("Tel Air"), and Knight-Ridder, Inc. ("Knight Ridder"). The counterclaim against Mr. Dascal has been dismissed. All other motions for summary judgment have been denied, with the exception of the following: Nextel has been granted summary judgment with respect to Mr. Dascal's claim against it for fraud; Tel Air and Knight Ridder have been granted summary judgment with respect to Nextel's claims against them for fraudulent inducement and conspiracy. The remainder of the parties' respective claims and counterclaims are expected to go to trial. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. A trial date currently is scheduled for October 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Nextel during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following section provides information regarding those persons serving as executive officers of Nextel as of March 26, 1999. These executive officers were elected to their present positions by action of the Board of Directors of Nextel to serve until their successors have been elected. There is no family relationship between any of the executive officers of Nextel, or between any of these officers and any of the Directors of Nextel.

     Daniel F. Akerson. Mr. Akerson is 50 years old and has served as Chairman of the Board and Chief Executive Officer since joining Nextel on March 6, 1996. From 1993 until March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm ("Forstmann Little"). While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation ("MCI"), including President and Chief Operating Officer. Mr. Akerson serves as a director of American Express Company, America OnLine, Inc. and Nextel International.

     Morgan E. O'Brien. Mr. O'Brien is 54 years old and has served as a director of Nextel since co-founding it in 1987. Since March 6, 1996, Mr. O'Brien has served as a Vice Chairman of the Board of Directors. From 1987 to March 5, 1996, Mr. O'Brien served as Chairman of the Board of Directors, and from 1987 to October 1994, Mr. O'Brien also served as General Counsel of Nextel.

     Timothy M. Donahue. Mr. Donahue is 50 years old and has served as President of Nextel since joining it on February 1, 1996 and as a director of Nextel since May 1996. On February 29, 1996, Mr. Donahue was elected to the additional position of Chief Operating Officer of Nextel. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc. ("AT&T Wireless"), including Regional President for the Northeast. Mr. Donahue serves as a director of Nextel International.

     Steven M. Shindler. Mr. Shindler is 36 years old, joined Nextel in May 1996 and serves as Vice President and Chief Financial Officer. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group. Mr. Shindler serves as a director of Nextel International.

     Barry West. Mr. West is 53 years old, joined Nextel in March 1996 and serves as Vice President and Chief Technology Officer. Prior thereto Mr. West served in various senior positions with British Telecom for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

     Thomas Kelly. Mr. Kelly is 51 years old, joined Nextel in April 1996 and serves as Vice President of Marketing. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for 12 years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

     Robert S. Foosaner. Mr. Foosaner is 56 years old, joined Nextel in April 1992 and serves as Vice President and Chief Regulatory Officer.

     Keith D. Grinstein. Mr. Grinstein is 38 years old and has served as Chief Executive Officer and as a director of Nextel International since January 1996. Between January 1996 and March 1999, Mr. Grinstein served as President of Nextel International and from January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless. Mr. Grinstein is a director of Clearnet.

     Thomas J. Sidman. Mr. Sidman is 44 years old, joined Nextel in October 1994 and serves as Vice President and General Counsel. From January 1988 to October 1994, Mr. Sidman was a partner of the law firm Jones, Day, Reavis & Pogue, specializing in corporate and securities law and mergers and acquisitions.

     William G. Arendt. Mr. Arendt is 41 years old and has served as Vice President and Controller since joining Nextel in May 1997. From June 1996 until joining Nextel, Mr. Arendt was Vice President and controller for Pocket Communications, Inc., a personal communications services company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation.

     John S. Brittain, Jr. Mr. Brittain is 40 years old, joined Nextel in March 1999 and serves as Vice President and Treasurer. From 1994 to March 1999, Mr. Brittain was Senior Vice President and Treasurer of Sotheby's Holdings, Inc., an international art auction and related services firm. Prior to joining Sotheby's, Mr. Brittain was the Assistant Corporate Treasurer of the Great Atlantic & Pacific Tea Company and was an officer of Chemical Bank.

     Nathaniel A. Davis. Mr. Davis is 45 years old, joined Nextel in October 1998 and serves as Vice President of Technical Services. From November 1996 to September 1998, Mr. Davis was Chief Financial Officer of U.S. Operations at MCI. From January 1994 to October 1996, he was Chief Operating Officer of MCImetro, a subsidiary of MCI and from July 1992 to December 1993, he was Senior Vice President of Access Services for MCI.

     Steven P. Dussek. Mr. Dussek is 42 years old and was named President and Chief Operating Officer of Nextel International in March 1999. From May 1996 to March 1999, Mr. Dussek served in various senior management positions for Nextel, most recently as Vice President of Operations. From May 1995 to May 1996, he was Vice President and General Manager of the Northeast region for the PCS division of AT&T Wireless. From January 1993 to March 1995, he was Senior Vice President and Chief Operating Officer of Paging Networks, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

A.  MARKET FOR COMMON STOCK

     Nextel's common stock is traded on the Nasdaq National Market of The Nasdaq Stock Market Inc. under the symbol "NXTL." Prior to February 3, 1997, the common stock traded under the symbol "CALL." The table below presents high and low closing price information for the common stock as reported by the Nasdaq National Market for the periods indicated.

                                                   QUARTERLY COMMON STOCK PRICE RANGES
                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
                                                        1998                1997
                                                  -----------------   -----------------
                 QUARTER ENDED                     HIGH       LOW      HIGH       LOW
                 -------------                     ----       ---      ----       ---
March 31........................................  $33.750   $22.125   $15.750   $12.875
June 30.........................................   33.750    23.375    19.188    12.250
September 30....................................   31.000    18.063    29.438    19.688
December 31.....................................   23.750    17.313    31.000    22.500

B.  NUMBER OF STOCKHOLDERS OF RECORD

     As of March 17, 1999, the number of stockholders of record of Nextel's common stock was 3,879. Nextel has authority to issue shares of non-voting common stock, which are convertible on a share-for-share basis into shares of common stock. As of March 17, 1999, there was a single stockholder of record holding all of the 17,830,000 outstanding shares of non-voting common stock.

C.  DIVIDENDS

     Nextel has not paid any dividends on the common stock, and does not plan to pay dividends on the common stock for the foreseeable future. The indentures governing Nextel's public notes and the Bank Credit Agreement prohibit, and are expected to continue to prohibit, Nextel from paying dividends. In addition, some of the collateral security mechanisms and related provisions associated with the Bank Credit Agreement limit the amount of cash available to make dividends, loans and cash distributions to Nextel from Nextel's subsidiaries that operate the Digital Mobile Network in Nextel's markets. Provisions in the indentures to which Nextel International is a party also place significant restrictions on Nextel's ability to receive cash from Nextel International or any of its subsidiaries. Accordingly, while such restrictions are in place, any profits generated by such subsidiaries will not be available to Nextel for, among other things, payment of dividends.

     Nextel anticipates that for the foreseeable future any cash flow generated from its operations will be used to develop and expand its business and operations. Any future determination as to the payment of dividends will be at the discretion of Nextel's Board of Directors and will depend upon Nextel's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as Nextel's Board of Directors deems relevant. There can be no assurance that Nextel will pay dividends at any time in the future. Under specific limited circumstances, Nextel may be obligated to pay dividends on its Class A Preferred Stock. See
Part I, "Item 1. Business -- K. Agreements with Significant Stockholders -- 1. McCaw Interests."

D.  RECENT SALES OF UNREGISTERED SECURITIES

     Nextel sold securities that were not registered under the Securities Act in the following transactions during the fourth quarter of 1998:

     1. NOTES OFFERING. On November 4, 1998, Nextel completed the issuance and sale in a private placement of $300.0 million in principal amount of the November 1998 Notes. These notes are senior unsecured indebtedness of Nextel and rank equally in right of payment with all unsubordinated, unsecured indebtedness of Nextel including all other outstanding public notes issued by Nextel. Morgan Stanley & Co. Incorporated acted as placement agent and received about $5.9 million in fees in connection with the sale of these notes.

     2. PREFERRED STOCK OFFERING. On December 23, 1998 Nextel completed the sale in a private placement of 591,308 shares of Zero Coupon Preferred with an initial liquidation preference of $253.675 per share, generating about $145.0 million in net proceeds. Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Nationsbanc Montgomery Securities LLC acted as placement agents and received about $4.5 million in fees in connection with the sale of the Zero Coupon Preferred Stock.

     Each of these transactions was effected pursuant to the exemption of
Section 4(2) of the Securities Act and Rule 144A and, with regard to the Notes, Regulation S thereunder, in reliance upon the representations of the initial purchasers of each of the offerings described above.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual Report (dollar amounts in thousands, except per share amounts).

                                                                                                           NINE MONTHS
                                                                  YEAR ENDED DECEMBER 31,                     ENDED
                                                   -----------------------------------------------------   DECEMBER 31,
                                                      1998          1997          1996          1995         1994 (1)
                                                   -----------   -----------   -----------   -----------   ------------
RESULT OF OPERATIONS (2):
Operating Revenues...............................  $ 1,846,758   $   738,897   $   332,938   $   171,703   $    74,857
Cost of revenues.................................      516,393       288,752       247,717       151,718        51,406
Selling, general and administrative..............    1,550,323   861,588....       330,256       193,321        85,077
Expenses related to corporate reorganization
  (3)............................................           --            --            --        17,372            --
Depreciation and amortization....................      832,299       526,377       400,831       236,178        94,147
                                                   -----------   -----------   -----------   -----------   -----------
Operating loss...................................   (1,052,257)     (937,820)     (645,866)     (426,886)     (155,773)
Interest (expense), net..........................     (622,056)     (378,032)     (206,480)      (89,509)      (41,454)
Other, net (4)(5)(6).............................      (36,462)        6,511       (10,866)      (15,372)           33
Income tax benefit (provision) (7)...............      191,912      (258,726)      307,192       200,602        71,345
                                                   -----------   -----------   -----------   -----------   -----------
Loss before extraordinary item...................   (1,518,863)   (1,568,067)     (556,020)     (331,165)     (125,849)
Extraordinary item -- loss on early retirement of
  debt...........................................     (133,225)      (45,787)           --            --            --
Mandatorily redeemable preferred stock
  dividends......................................     (149,161)      (29,119)           --            --            --
                                                   -----------   -----------   -----------   -----------   -----------
Loss attributable to common stockholders.........  $(1,801,249)  $(1,642,973)  $  (556,020)  $  (331,165)  $  (125,849)
                                                   ===========   ===========   ===========   ===========   ===========
Loss per share attributable to common stockholders,
  basic and diluted:
Loss before extraordinary item attributable to
  common stockholders............................  $     (5.98)  $     (6.41)  $     (2.50)  $     (2.31)  $     (1.25)
Extraordinary item...............................        (0.48)        (0.18)           --            --            --
                                                   -----------   -----------   -----------   -----------   -----------
                                                   $     (6.46)  $     (6.59)  $     (2.50)  $     (2.31)  $     (1.25)
                                                   ===========   ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding....................................  278,643,000   249,320,000   222,779,000   143,283,000   100,639,000
                                                   ===========   ===========   ===========   ===========   ===========

                                                                               DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                      1998          1997          1996          1995           1994
                                                   -----------   -----------   -----------   -----------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents (8)....................  $   321,379   $   301,601   $   139,681   $   340,826   $   301,679
Marketable securities (9)........................           --       131,404         5,012        68,443       172,313
Current assets...................................    1,052,712       839,597       309,097       504,661       504,248
Intangible assets, net...........................    4,937,124     4,699,746     4,076,300     3,549,622     1,451,780
Total assets.....................................   11,573,361     9,227,801     6,472,439     5,547,256     2,918,985
Long-term debt (10)..............................    7,710,373     5,038,250     2,783,041     1,687,829     1,193,096
Mandatorily redeemable preferred stock (11)......    1,578,252       529,119            --            --            --
Stockholders' equity.............................      229,502     1,912,420     2,808,138     2,945,141     1,268,575

---------------
(1) Effective December 31, 1994, Nextel changed its fiscal year end from March 31 to December 31. Accordingly, the income statement data is presented for the transition period from April 1, 1994 to December 31, 1994.

(2) See Note 2 to the Notes to Nextel's consolidated financial statements for a description of acquisitions completed during 1998, 1997 and 1996. In July 1995, Nextel completed the Motorola Transaction and the mergers with OneComm Corporation and American Mobile Systems, Incorporated. Each of these transactions was accounted for as a purchase and the data herein reflect the financial results attributable to each acquired company from the date of the respective acquisition.

(3) As a result of the business combinations consummated in 1995, Nextel undertook a corporate reorganization to consolidate, resize, and relocate its corporate headquarters and certain other functions, resulting in a one-time charge to operations for certain expenses for closure of duplicate facilities and employee severance.

(4) Other expense in 1998 primarily reflects losses on interest rate protection activities of $46.9 million.

(5) Other expense in 1996 primarily reflects equity in the losses of certain foreign investments accounted for under the equity method. See Note 2 to the Notes to Nextel's consolidated financial statements.

(6) Other expense in 1995 includes a $15.0 million write-down of the investment in Nextel Mexico as a result of the devaluation of the Mexican peso.

(7) As a result of the change in useful lives of certain intangible assets and recent operating results, Nextel increased its valuation allowance, which resulted in a tax provision of about $258.7 million in 1997. See Note 10 to the Notes to Nextel's consolidated financial statements.

(8) Includes about $121.1 million and $159.8 million in cash and cash equivalents held by Nextel International and its subsidiaries as of December 31, 1998 and 1997, respectively, which are not available to fund any of the cash needs of Nextel's domestic digital mobile and analog SMR businesses due to restrictions contained in the Nextel International indentures.

(9) Includes about $128.6 million in marketable securities held by Nextel International and its subsidiaries as of December 31, 1997, which are not available to fund any of the cash needs of Nextel's domestic digital mobile and analog SMR businesses due to restrictions contained in the Nextel International indentures.

(10) Excludes the current portions of long-term debt. See Note 8 to the Notes to Nextel's consolidated financial statements.

(11) See Note 12 to the Notes to Nextel's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  OVERVIEW

     The following is a discussion of:

     - the consolidated financial condition and results of operations of Nextel for the years ended December 31, 1998, 1997 and 1996; and

     - significant factors that could affect Nextel's prospective financial condition and results of operations.

     Historical results may not indicate future performance. See Part I, "Item
1. Business -- N. Risk Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Nextel's consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates or for the relevant periods. However, additional more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Commission pursuant to the rules under the Exchange Act. Except as noted above and as otherwise expressly indicated herein, the description of Nextel's business herein refers to Nextel's domestic operations.

B.  RESULTS OF OPERATIONS

     The following discussion compares the consolidated financial condition and results of operations for Nextel for the years ended December 31, 1998, 1997 and 1996, and significant factors that could affect Nextel's prospective financial condition and results of operations.

                                                                                            CHANGE FROM
                                             YEAR       % OF        YEAR       % OF        PREVIOUS YEAR
                                            ENDED     OPERATING    ENDED     OPERATING   ------------------
                                             1998     REVENUES      1997     REVENUES    DOLLARS    PERCENT
                                           --------   ---------   --------   ---------   --------   -------
                                                                (DOLLARS IN MILLIONS)
Operating revenues.......................  $1,846.8      100%     $  738.9       100%    $1,107.9      150%
Cost of revenues.........................     516.4       28%        288.8        39%       227.6       79%
Selling, general and administrative
  expense................................   1,550.3       84%        861.6       117%       688.7       80%
  Selling and marketing expense..........     953.9       52%        515.1        70%       438.8       85%
  General and administrative expense.....     596.4       32%        346.4        47%       250.0       72%
Depreciation and amortization............     832.3       45%        526.4        71%       305.9       58%
  Depreciation expense...................     627.1       34%        282.1        38%       345.0      122%
  Amortization expense...................     205.2       11%        244.3        33%       (39.1)     (16)%
Interest expense.........................     656.1       36%        407.8        55%       248.3       61%
Interest income..........................      34.0        2%         29.8         4%         4.2       14%
Other (expense) income, net..............     (36.5)      (2)%         6.5         1%       (43.0)      NM
Extraordinary loss.......................     133.2        7%         45.8         6%        87.4      191%
Net loss attributable to common
  stockholders...........................   1,801.2       98%      1,643.0       222%       158.2       10%

---------------

NM -- change not meaningful

     1. YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

       A. OPERATING REVENUES

     Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services, as well as revenue from sales of analog equipment and accessories. In 1998, domestic operating revenues increased $1,078.4 million (148.6%) and international operating revenues increased $29.5 million (226.5%) compared to 1997. Domestic operating revenues for 1998 increased from 1997 principally as a result of a 120% increase in end-of-period domestic digital subscriber units in service from about 1,270,700 at December 31, 1997, to about 2,789,900 at December 31, 1998. The increase in operating revenues primarily reflects the increased number of subscriber units in service in both new and existing markets and an increase in minutes of use producing an increase in the average monthly revenue per digital subscriber unit from about $66 in 1997 to about $69 in 1998. The growth in digital subscriber units in service is the result of a number of factors, including principally Nextel's increased sales force and marketing staff, increased distribution channels, expanded network capacity, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. International operating revenues increased primarily as a result of increased units in service in Brazil, Argentina and Mexico, chiefly due to the launch of digital services in major markets in those countries during the second half of 1998.

     The average churn rate for the domestic Digital Mobile Network operations has increased from about 1.3% per month in 1997 to about 1.8% per month in 1998. During the fourth quarter of 1998, the average monthly churn rate was about 2.0% as compared to about 1.4% for the fourth quarter of 1997.

      B. COST OF REVENUES

     Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. In 1998, domestic cost of revenues increased $215.0 million (76.4%) and international cost of revenues increased $12.7 million or (170.5%) compared to 1997. Domestic cost of revenues for 1998 increased from 1997 primarily as a result of an 82% increase in the number of switches placed in service and a greater than 50% increase in cell sites and related equipment activated by Nextel during 1998, as well as increases in airtime usage and digital subscriber units in service. Cost of revenues as a percentage of revenues decreased from 39% for 1997 to 28% for 1998. This improvement primarily resulted from economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during 1998.

      C. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The increase in selling, general and administrative expenses for 1998 over 1997 consisted of an increase in domestic expenses of $573.2 million and an increase in international expenses of $115.5 million.

     Selling and marketing expenses for 1998 increased by 85% or $438.8 million and decreased as a percentage of revenue from 70% in 1997 to 52% in 1998. The increase in selling and marketing expenses consisted primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

     - $120.9 million of increased domestic dealer commissions and residuals earned by indirect distributors as a result of increased unit sales through, and increased reliance on, indirect distribution channels;

     - $103.2 million of increased losses generated from consolidated sales of digital subscriber units and related accessories (including a loss of $11.7 million relating to international digital subscriber unit sales);

     - $93.5 million of increased domestic salaries, commissions and related personnel costs associated with increased internal sales and marketing staffing;

     - $67.7 million of increased domestic advertising, telemarketing and other marketing expenses attributable to the aggressive national and regional marketing campaigns that began in March 1997 and largely continued through most of 1998; and

     - $53.5 million of increased advertising and marketing expenses related to international operations as a result of the launch of digital service in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro and Mexico City in the third quarter 1998.

     Nextel offers digital subscriber units and related accessories at competitive prices, which are below cost, as an incentive for new customers to subscribe to its services and for certain existing customers to remain subscribers. Nextel includes the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs. The loss on digital subscriber unit and related accessory sales for 1998 increased 68% to $254.1 million, compared to

$150.9 million for 1997 and decreased as a percentage of revenue. The increase in the loss on digital subscriber unit and related accessory sales compares favorably to the 120% increases in end-of-period domestic digital subscriber units in service due to decreases in subsidies and discounts on a per unit basis offered to customers purchasing digital subscriber units and related accessories. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital subscriber unit and related accessory sales as Nextel anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units and related accessories.

     General and administrative expenses for 1998 increased by 72% or $250.0 million (but decreased as a percentage of operating revenues from 47% in 1997 to 32% in 1998). The increase is attributable to the following:

     - $93.6 million of increased personnel, facilities and general corporate expenses reflecting increased staffing for back-office activities;

     - $44.1 million of increased general and administrative expenses to support the growth of international operations;

     - $86.9 million of increased expenses related to billing and collection activities as a result of a larger customer base; and

     - $25.4 million of increased consolidated bad debt expense.

Selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

     - continuing aggressive marketing campaigns;

     - increasing sales and marketing, customer care and back-office support staffing; and

     - increasing subsidies associated with the sale of additional digital subscriber units, related accessories and network service.

       D. BAD DEBT EXPENSE

     Nextel recognized consolidated bad debt expense of $82.1 million for the year ended December 31, 1998 (of which $7.1 million is attributable to Nextel International) compared to $56.8 million for the year ended December 31, 1997 (of which $1.1 million was attributable to Nextel International). Nextel initiated a comprehensive and aggressive program for more stringent credit reviews and the collection of past due receivables in the second half of 1997 with respect to its domestic operations, including involuntarily disconnecting certain non-paying customer accounts. As a result of such initiatives, bad debt expense as a percentage of total revenues, including both operating revenues and digital equipment revenues classified within selling and marketing expense, decreased from 5.8% for 1997 to 3.6% for 1998.

       E. DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization expense from 1997 to 1998 consisted of an increase in depreciation expense of $345.0 million offset by a decrease in amortization expense of $39.1 million.

     Depreciation expense for 1998 increased 122% to $627.1 million, compared to $282.1 million for 1997. This increase reflects:

     - the effect of activating additional operational cell sites and switches in new and existing domestic and international markets; and

     - the effect of business acquisitions completed during 1998 and the last quarter of 1997.

System assets relating to the development and expansion of the Digital Mobile Network represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in the relevant markets.

     Effective October 1, 1997, Nextel changed the estimated useful lives of certain intangible assets, including licenses issued by the FCC and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions, from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. Accordingly, amortization expense for 1998 decreased 16% to $205.2 million, as compared to $244.3 million for 1997.

     F. INTEREST EXPENSE, INTEREST INCOME AND OTHER

     The increase in interest expense for 1998 from 1997 resulted from Nextel's and Nextel International's issuance of senior notes during 1997 and 1998, as well as a higher average level of borrowings under the Bank Credit Agreement and Nextel International's bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the domestic vendor credit facility during the first quarter of 1998 and the retirement of a portion of the Targeted Notes during the fourth quarter of 1997 and substantially all of the remaining Targeted Notes during the second quarter of 1998. In April 1998, Nextel purchased $294.2 million in book value of its 2003 Notes and $332.7 million in book value of its 2004 Notes at a cost in excess of related carrying amounts. Accordingly, Nextel recorded an extraordinary loss of $133.2 million related to the early retirement of debt. This extraordinary loss represented the difference between the purchase price and the book value of those Targeted Notes on the date of purchase plus unamortized deferred financing costs.

     The increase in interest income for 1998 from 1997 is primarily attributable to income recognized on the investment of the net proceeds received from Nextel's sale of the Series E Preferred and the public notes issued in February 1998.

     In the fourth quarter of 1997, Nextel entered into an interest rate protection agreement to lock in interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance. During the quarter ended September 30, 1998, management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expiration date. The interest rate protection agreement was terminated on September 29, 1998 and about $46.9 million was recognized as other expense within Nextel's statement of operations for the quarter ended September 30, 1998.

     Nextel recorded an income tax benefit of $191.9 million (an effective tax rate of 11.2%) in 1998, compared to a provision of $258.7 million (an effective tax rate of 19.8%) in 1997. A change in the tax law for 1998 extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998. Income tax benefits in 1998 were derived primarily from the recognition of net operating losses generated in 1998 that can be carried forward twenty years and that can be recognized against existing deferred tax liabilities. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. Nextel increased its valuation allowance related to net operating losses by $486.8 million in 1998 and $767.5 million in 1997 since a significant portion of Nextel's deferred tax liabilities will reverse after existing net operating losses expire. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on Nextel's ability to utilize its net operating losses for income tax purposes. Nextel anticipates that the income tax benefit to be recognized in 1999 will decrease significantly from the income tax benefit recognized in 1998.

     2. YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

        A. OPERATING REVENUES

     Operating revenues for the year ended December 31, 1997 increased 122% compared to 1996 primarily attributable to the 323% increase in digital subscriber units in service from about 300,300 at December 31, 1996 to about 1,270,700 at December 31, 1997. Operating revenues did not keep pace with the rate of increase in digital subscriber units primarily because about two-thirds of the new customers were added in the last half of 1997. The increase in operating revenues reflects the commencement of Digital Mobile Network service in certain markets and increased sales in markets in which Digital Mobile

Network services are provided. Key factors contributing to Nextel's customer growth include increased sales force and marketing staff, increased distribution channels, expanded network capacity, declining prices for equipment, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. Additionally, average monthly revenue per digital unit increased from about $54 for the year ended December 31, 1996 to about $66 for the year ended December 31, 1997.

     The average churn rate for the Digital Mobile Network operation increased from less than 1% per month for the year ended December 31, 1996 to about 1.3% per month for the year ended December 31, 1997. During the fourth quarter of 1997, the average monthly churn rate was about 1.4%.

     B. COST OF REVENUES

     Cost of revenues for the year ended December 31, 1997 increased 17% primarily resulting from an increase in cell sites activated in 1997 as well as an increase in airtime usage and an increase in digital subscriber units in service. Cost of revenues as a percentage of operating revenues have decreased from 74% for the year ended December 31, 1996 to 39% for the year ended December 31, 1997, primarily as a result of economies of scale achieved due to the increase in digital subscriber units in service.

     C. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 1997 increased 161% compared to 1996, primarily as a result of increased staffing and other back-office and customer care activities supporting the accelerated growth in Nextel's implementation and operation of the Digital Mobile Network. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. Also contributing to the increase was the rollout of aggressive national and regional marketing campaigns to increase awareness of Nextel's products and services associated with the full-scale commercial launch of the Digital Mobile Network incorporating the modified iDEN technology beginning in March 1997. Nextel includes the loss generated from the sale of digital subscriber units in selling, general and administrative expenses, as the loss primarily represents marketing costs for the Digital Mobile Network. The loss on Digital Mobile subscriber equipment sales for the year ended December 31, 1997 increased by 493% compared to 1996, primarily reflecting:

     - the continued effect of customer subsidies and discounts on increased sales of digital subscriber units and other related digital subscriber equipment; and

     - the expenses associated with programs designed to stimulate the orderly migration of customers from Nextel's traditional analog SMR systems to its new Digital Mobile Network systems.

     The loss on digital mobile subscriber equipment sales during 1997 also includes a $16.3 million write down during 1997 for inventory shrinkage and obsolescence of subscriber unit inventory utilizing first generation iDEN technology.

     D. BAD DEBT EXPENSE

     Nextel recognized consolidated bad debt expense of about $56.8 million for the year ended December 31, 1997. Bad debt expense as a percentage of total revenues, including both operating revenues and digital equipment revenues classified within selling and marketing expense, increased to 5.8% in 1997 from 1.2% in 1996. The amount of bad debt expense recognized by Nextel during 1997 was significantly higher compared to 1996 as a result of a number of factors, including principally delays in the billing of amounts due on purchases of digital network subscriber equipment and the inability of Nextel's billing and collection systems, processes and personnel to fully keep pace with the rapid growth of Nextel's customer base and Digital Mobile Network utilization. As a result, Nextel instituted a more comprehensive and aggressive program for the collection of past due receivables in the latter part of 1997 and increased its bad debt reserve, which contributed to the increased bad debt expense.

     E. DEPRECIATION AND AMORTIZATION

     Effective October 1, 1997, Nextel changed the estimated useful lives of certain intangible assets including FCC licenses and the excess of purchase price over fair value of net assets acquired related to domestic acquisitions from 20 to 40 years to better reflect the period over which the economic benefits of such assets will be realized. The change in the estimated useful lives of these intangible assets had the effect of decreasing amortization expense by about $27.7 million for the quarter and the year ended December 31, 1997. Depreciation and amortization for the year ended December 31, 1997 increased 31%, net of the effect of the change in useful lives of certain intangible assets, reflecting the effect of the activation of additional cell sites and switches, the expansion of the existing Digital Mobile Network and the effect of certain asset and license acquisitions during 1997. System assets relating to the development of the Digital Mobile Network represent the largest portion of capital expenditures during the year ended December 31, 1997. Depreciation of such assets begins upon commencement of commercial service in the relevant markets.

     F. INTEREST EXPENSE, INTEREST INCOME AND OTHER

     Interest expense for the year ended December 31, 1997 increased 79% compared to 1996, reflecting higher debt balances primarily attributable to additional borrowings under Nextel's secured credit facilities. Interest expense also increased during 1997 as a result of the issuance of discount notes by Nextel and Nextel International.

     During the fourth quarter of 1997, Nextel purchased $166.2 million book value of the 2003 Notes and $81.8 million book value of the 2004 Notes at a cost in excess of related carrying amounts. Accordingly, Nextel recorded an extraordinary loss of about $45.8 million related to the early retirement of debt. The extraordinary loss represented the difference between the purchase price and the book value of these notes on the date of purchase plus unamortized deferred financing costs.

     Interest income for the year ended December 31, 1997 increased 42%, reflecting higher average cash balances available for investment during the year ended December 31, 1997 as compared to the prior year, primarily as a result of the capital raised from discount notes issued by Nextel International and to a lesser extent, the proceeds received from the issuance of preferred stock and discount notes by Nextel.

     Other income for the year ended December 31, 1997 was $6.5 million, primarily reflecting a $10.6 million gain on the disposal of assets, foreign currency transaction gains of $6.0 million and $2.1 million of net losses derived from foreign investments charged to minority shareholders offset by $13.1 million of net losses of certain foreign investments accounted for under the equity method.

     Nextel recorded an income tax provision of $258.7 million (an effective tax rate of 19.1%) in 1997, compared to a benefit of $307.2 million (an effective tax rate of 35.6%) in 1996. The 1997 results were unfavorably impacted as a result of an increase in Nextel's valuation allowance related to net operating losses. Nextel recorded substantial deferred tax liabilities related to its FCC licenses, and as a result of the change in estimated useful lives, a large portion of such deferred tax liabilities will now reverse after current net operating losses expire. After considering the effect of this change and other factors, such as recent operating results, Nextel increased its valuation reserves, resulting in an income tax provision in 1997 versus a benefit in 1996.

C.  LIQUIDITY AND CAPITAL RESOURCES

     Nextel had net losses attributable to common stockholders of $1,801.2 million for 1998 and $1,643.0 million for 1997. The operating expenses associated with developing, enhancing and operating the Digital Mobile Network have more than offset operating revenues, and such operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to offset such operating revenues for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments, anticipated positive earnings before interest, taxes, depreciation and amortization and externally generated funds from debt and equity sources (as discussed below) to cover the majority of its future liquidity needs, including funding required for the design, implementation and operation of its Digital Mobile Network.

     CASH FLOWS -- Net cash used in operating activities for 1998 decreased by $43.5 million compared to 1997. The improvement in the cash used in operating activities reflects improved domestic operating results coupled with strengthened cost controls and cash management practices.

     Capital expenditures to fund the continued expansion of the Digital Mobile Network continue to represent the largest use of Company funds for investing activities. Net cash used in investing activities for 1998 increased $500.1 million as compared to 1997, primarily attributable to the $484.5 million increase in capital expenditures. Cash payments for capital expenditures totaled $2,081.9 million for 1998 (net of $112.6 million of gross proceeds received from a sale-leaseback transaction involving switch equipment), and $1,597.4 million for 1997, including $371.2 million and $101.9 million representing capital expenditures for international operations for 1998 and 1997, respectively. Capital spending has increased as a result of the continued build-out of the Digital Mobile Network to enhance or expand coverage and increase network capacity. Also contributing to the increase in cash used in investing activities was a $75.1 million increase in payments for acquisitions and purchases of licenses, including $76.1 million and $67.2 million in payments required in connection with the recently concluded FCC auctions for 800 MHz and LMDS licenses, respectively, and $104.5 million of additional cash investments in international subsidiaries. The increases in cash used in investing activities were offset in part by $129.6 million in net proceeds from marketable securities transactions.

     Cash flows provided by financing activities for 1998 increased by $314.4 million as compared to 1997, primarily reflecting net proceeds in 1998 from the issuance of long-term debt and mandatorily redeemable preferred stock and additional borrowings under domestic and international credit facilities. Net cash provided by financing activities during 1998 consisted primarily of gross proceeds from:

     - the Series E Preferred of $750.0 million;

     - the February Notes of $1,000.1 million;

     - the November 1998 Notes of $295.7 million;

     - the Zero Coupon Preferred of $150.0 million; and

     - the 1998 NI Notes of $400.9 million

along with $1,089.0 million in net borrowings under Nextel's Bank Credit Agreement and Nextel International's bank and vendor credit facilities and $38.5 million in proceeds from common stock issuances and option exercises offset in part by repurchases of the Targeted Notes in April 1998 of $740.8 million and deferred financing cost payments of $105.1 million.

     During 1998, working capital decreased by $200.2 million to $(129.5) million at December 31, 1998. This decrease primarily resulted from the utilization of working capital derived from the proceeds of the discount notes issued by Nextel International in 1997 to fund international investing and operating activities. Proceeds of the discount notes issued by Nextel International in 1998 are primarily available to finance international operations, capital expenditures and acquisitions and are not available to fund any of the cash needs of Nextel's domestic businesses due to restrictions contained in the related indentures. Nextel's construction and operation of its domestic Digital Mobile Network have been and continue to be principally financed by incurring long-term debt.

D.  FUTURE CAPITAL NEEDS AND RESOURCES

     Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for:

     - capital expenditures for the construction and enhancement of the Digital Mobile Network;

     - operating expenses relating both to the Digital Mobile Network and to its analog SMR business;

     - potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future auctions of spectrum in auctions conducted by the FCC;

     - debt service requirements; and

     - other general corporate expenditures.

Nextel anticipates that its cash utilization for capital expenditures and other investing activities will continue to exceed its positive cash flows from domestic operating activities throughout 1999 as it builds out, expands and enhances its Digital Mobile Network.

     The Bank Credit Agreement, as amended, provides total potential secured financing capacity of $3.5 billion, of which $3.295 billion in secured financing is currently available to Nextel, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $1.795 billion in term loans which mature over a period from September 30, 2001 to March 31, 2007. At December 31, 1998, Nextel had drawn $2.118 billion of its available financing under the Bank Credit Agreement. Amounts outstanding under the Bank Credit Agreement are secured by liens on assets of certain of Nextel's domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The maturity date of the loans is subject to acceleration if the aggregate principal amount of certain series of Nextel's senior redeemable discount notes is not less than $1.0 billion by specified dates. The availability of such financing is subject to Nextel's satisfying certain requirements under the indentures governing its public notes issued before 1997, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as that term is defined in the applicable indentures). Based on the amount of equity issuances, including issuances of preferred stock in 1997 and 1998, and Nextel's outstanding debt at December 31, 1998, Nextel may access $3.295 billion available under the Bank Credit Agreement in compliance with the debt incurrence covenants contained in those indentures.

     Based on its preliminary assessment of business activity and related net cash needs through the end of 1999, Nextel anticipates that its cash on hand (including proceeds of the November 1998 Notes and Zero Coupon Preferred), the remaining amounts available for borrowing under the Bank Credit Agreement, the cash proceeds assumed to be received upon the exercise in 1999 of options held by the McCaw Investor, the cash payment recently received upon completing the sale of assets to Nextel Partners, the cash proceeds assumed to be received upon closing of the currently pending towers sale transaction with SpectraSite and the net cash expected to be generated by domestic operations through the end of 1999, collectively, will provide sufficient funds to finance Nextel's domestic operations, meet its domestic debt service obligations and fund its domestic capital expenditures, all at levels Nextel currently anticipates would be consistent with maintaining growth within an assumed range of an annual rate of
1.4 to 1.6 million net domestic digital subscriber unit additions during 1999. Access to additional funding would likely enhance Nextel's growth prospects. See "-- C. Liquidity and Capital Resources" and Part I, "Item 1. Business -- N. Risk Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Nextel may require substantial additional financing to fund further deployment, expansion and enhancement of its Digital Mobile Network after 1999. Nextel also may require additional financing to pursue activities related to new business opportunities (including commercial activities involving its deployment of data transmission services), additional spectrum acquisitions (including any negotiated acquisitions of spectrum from third parties and spectrum auctions by the FCC) and other potential transactions or investments not a part of its current domestic mobile wireless communications businesses. Finally, the above funding requirements and estimates relate only to Nextel's domestic business operations and opportunities, and do not reflect any of the separate funding needs of Nextel International.

     The availability of borrowings pursuant to the Bank Credit Agreement is subject to certain conditions, and Nextel cannot provide assurance that such conditions will be met. Moreover, Nextel cannot provide assurances that it will receive funding from its other existing or assumed sources, such as the exercise of outstanding options to purchase Nextel's common stock, or the closing of pending transactions that would provide additional cash proceeds. The instruments relating to Nextel's financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The terms of the Bank Credit Agreement also require Nextel and its restricted subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of Nextel's Digital Mobile Network, the amount and timing of Nextel's capital expenditures and operating losses, the availability and volatility of the equity and debt markets, the market price of its common stock and consummation of specific pending transactions. See Part I, "Item 1. Business -- N. Risk
Factors -- 17. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Nextel has had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated and/or are disclosed herein, Nextel has no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between Nextel and Motorola pursuant to which Nextel acquired substantially all of Motorola's domestic 800 MHz specialized mobile radio licenses in 1995, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent which may make securing equity investments more difficult. The ability of Nextel to incur additional indebtedness including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement is and will be limited by the terms of the indentures relating to Nextel's senior notes, the terms of some of Nextel's preferred stock and the Bank Credit Agreement.

E.  NEXTEL INTERNATIONAL CAPITAL NEEDS

     To fund its currently planned network build-out requirements and operations, Nextel International will require a significant amount of capital. Based on Nextel International's assessment of the business activity and related cash needs of the International Operating Companies that are controlled by or that rely substantially on Nextel International for further funding, Nextel International believes that it will have adequate funding to continue operations only into the latter half of 1999. Nextel International is reviewing various financing options, including private debt or equity financing, that if obtained would provide Nextel International with sufficient funds to meet such funding requirements for the remainder of fiscal year 1999. There can be no assurance that Nextel International will obtain any such funds on satisfactory terms, if at all, or that such funds, if obtained, would be sufficient to meet Nextel International's funding requirements for the remainder of fiscal year 1999 consistent with its current plans. If Nextel International is unable to raise additional funds or obtain funds on acceptable terms and in a timely manner, Nextel International will be required to reduce the scope of the build-out, expansion and enhancement of its digital network and curtail its operations significantly in 1999, which could have a material adverse effect on Nextel International's ability to compete and its financial condition and results of operations. See Part I, "Item 1. Business -- N. Risk Factors -- 17. Nextel's Forward-Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs" and the NI 1998 Form 10-K.

F.  EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

     Inflation is not a material factor affecting Nextel's business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time Nextel may experience price changes in connection with the purchase of certain system infrastructure and subscriber equipment, but Nextel does not currently believe that any of such price changes will be material to its business.

     The net assets of the International Operating Companies are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, the long-term debt of Nextel International and its subsidiaries is almost entirely in U.S. dollar denominated form, which also exposes such entities to local foreign exchange risks. Certain subsidiaries conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Nextel International will attempt to protect its earnings from inflation and possible currency devaluation by trying to periodically adjust the relevant subsidiaries' prices in local currencies, and in some cases setting such prices in direct relation to the U.S. dollar. However, there can be no assurance that any significant devaluation of a foreign currency against the U.S. dollar could be offset, in whole or in part, by a corresponding price increase. While Nextel International routinely assesses its foreign currency exposure, Nextel International has not entered into any hedging transactions.

     As a result of the recent devaluation in the Brazilian real, Nextel International will record for the quarter ended March 31, 1999, a pre-tax charge (net of minority interest) of about $45 million for foreign currency transaction losses. This amount has been calculated based on the outstanding amount of U.S. dollar-denominated debt of Nextel International's Brazilian subsidiaries, the average exchange rate of the Brazilian real during the first quarter of 1999 and Nextel International's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, Nextel International will record a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of about $136 million based on the exchange rate as of February 28, 1999 (in accordance with Nextel International's consolidation policy), which will be reflected as an adjustment to the cumulative translation adjustment account within stockholders' equity.

     The countries in which Nextel International's subsidiaries now conduct business generally do not restrict the repatriation or conversion of local or foreign currency. There can be no assurance, however, that this will be the case in each market that Nextel International may enter in the future or that this situation will continue in Nextel International's existing markets. Nextel International's subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors.

G.  YEAR 2000 READINESS

     As is the case with most other businesses using computers in their operations, Nextel is in the process of evaluating and addressing Year 2000 readiness of its computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of Nextel's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     1. STATE OF READINESS: Nextel has had a program in place since February 1998 to address Year 2000 readiness issues in its critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. Nextel has taken and will continue to take actions designed to advance its progress toward becoming Year 2000 ready by the end of the third quarter of 1999. Nextel's Year 2000 readiness goal focuses on the ability of Nextel to perform its business functions and to process information in an unambiguous manner under various date conditions.

     However, Nextel's ability to reach its Year 2000 readiness goal depends and will continue to depend on the efforts of significant third-party vendors, suppliers, subcontractors and business partners. Some of these significant third parties are not yet Year 2000 ready, while others have provided Nextel with detailed action plans and timetables for achieving Year 2000 readiness. Nextel monitors the progress of these third parties towards Year 2000 readiness on a regular basis. Nextel regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year

2000 ready applications for Nextel's utilization in its domestic and international operations and systems. Specifically, Nextel relies on services and products offered by the following significant third parties:

     - Motorola, for Nextel's system infrastructure and subscriber handset units;

     - International Telecommunications Data Systems, Inc., as the software vendor for Nextel's domestic order entry and provisioning systems, as well as Nextel's domestic billing information systems;

     - LHS Group, Inc. as the software vendor for Nextel International's billing information systems;

     - Vantive Corporation, which provides information systems used in Nextel's customer care function and provides order entry systems for Nextel International;

     - Oracle Corporation, which provides Nextel with information systems, development tools and database management used to support its human resources function and financial systems; and

     - Hewlett-Packard, Inc., which supplies computer hardware, for example, monitors and peripherals, and UNIX operating systems.

     Nextel has identified five phases that assist in defining the status of progress toward Year 2000 readiness. The five phases are:

     - awareness -- locating, listing and prioritizing specific technology used in Nextel's operations that is potentially subject to Year 2000 readiness related challenges;

     - assessment -- determining the level of risk of Year 2000 readiness challenges that exist on Nextel's systems through inquiry, research and testing;

     - renovation -- determining and resolving Year 2000 readiness related challenges identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 ready resolution;

     - validation -- testing, monitoring, certification and verification of the correct manipulation of dates and date related data on Information Technology ("IT") and non-IT systems, including those of material third parties; and

     - implementation -- installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

     As of March 1, 1999, with respect to its non-IT devices and/or systems containing embedded circuitry, Nextel is, primarily, in the assessment phase. Additionally, with respect to its IT systems that are critical to Nextel's business operations and issues relating to material third parties, Nextel is in various phases noted as follows:

     - International Telecommunications Data Systems, Inc., informed Nextel that software that operates Nextel's domestic order entry and provisioning system has successfully completed the renovation phase and is scheduled for delivery to Nextel for user acceptance testing and implementation. This vendor has also informed Nextel that the software used for domestic billing capabilities has successfully completed the assessment and renovation phases and is currently in unit and system integration testing phases;

     - Motorola informed Nextel that the subscriber unit models i390 and i1000 are Year 2000 ready, and all other subscriber units are Year 2000 ready with the exception of the short message service feature. With regard to the Digital Mobile Network, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

      - critical call and data processing systems applicable to a significant portion of the Digital Mobile Network have passed Year 2000 readiness testing;

      - Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for Nextel's use; and

      - Voice mail system components have passed Year 2000 readiness testing.

     - Oracle provided information to Nextel that the software that supports Nextel's human resources function and financial systems is Year 2000 ready in conjunction with recommended upgrades. Nextel is in the process of establishing the environment to test and apply these upgrades;

     - Vantive provided information to Nextel that it has tested and certified the Year 2000 readiness of the software that will be used to develop Year 2000 ready customer care systems for Nextel International's operations;

     - LHS informed Nextel that the software currently in use in Nextel International's systems that support the billing processes is Year 2000 ready in conjunction with recommended upgrades. Nextel International is currently conducting in-house Year 2000 readiness testing and its implementation plans include making the appropriate upgrades recommended by LHS; and

     - Motorola Communications Israel Ltd., which provides the provisioning systems for Nextel International, certified that its software is Year 2000 ready.

     To ensure the continued progress and success in managing all of Nextel's systems Year 2000 readiness requirements, a special steering committee that includes members of senior management responsible for Nextel's information technology and network systems was formed to oversee this effort. Internal employees, as well as outside contractors, staff Nextel's Year 2000 readiness program. Members include employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 readiness challenges. In addition, the representatives from some of the material third parties identified above participate in this project.

     2. THE COSTS TO ADDRESS NEXTEL'S YEAR 2000 READINESS CHALLENGES: Based on information developed to date, as a result of Nextel's assessment efforts, Nextel believes that the costs of modifying, upgrading or replacing its systems and equipment will not have a material effect on Nextel's liquidity, its financial condition or results of operations. Although Nextel's 1999 budget for Year 2000 readiness efforts has not yet been finalized, Nextel currently estimates that its domestic and international expenditures in connection with these efforts will not exceed $45 million. To date, Nextel has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing its Year 2000 readiness efforts.

     3. THE RISKS OF NEXTEL'S YEAR 2000 READINESS CHALLENGES: In light of the progress made to date, Nextel does not anticipate delays or postponements in finalizing and implementing Year 2000 readiness solutions by the end of the third quarter of 1999. Until Nextel's renovation and validation phases are substantially complete, however, Nextel cannot fully and accurately estimate any uncertainty in timely resolving its Year 2000 readiness challenges or in finalizing and implementing related Year 2000 readiness resolutions. Additionally, any failure by third parties which have a material relationship with Nextel to achieve full Year 2000 readiness may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to Nextel's operations. Finally, where Nextel cannot validate or certify that technology provided by material third parties is fully Year 2000 ready, Nextel is seeking to obtain assurances from these material third parties that their systems are or will be Year 2000 ready no later than the end of the third quarter of 1999. If these material third parties fail to appropriately address their own Year 2000 readiness challenges, there could be a materially adverse effect on Nextel's financial condition and results of operations. These risks include, but are not limited to:

     - inability of subscribers to make or receive phone calls;

     - inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and

     - inability of billing systems to accurately report and bill subscribers for phone usage.

Other risks associated with the inability of Nextel or material third parties to develop and deploy Year 2000 ready solutions in a timely and successful manner may involve or result in conditions that could preclude Nextel from:

     - deploying an alternative technology that is Year 2000 ready;

     - implementing commercial launches in new markets or introducing new services in existing markets;

     - pursuing additional business opportunities; and

     - obtaining equity or debt financing.

     Significantly, Nextel cannot independently assess the impact of Year 2000 readiness challenges, activities and programs involving operators of public switched telecommunications networks or other service providers, for example, electric utilities. Nextel therefore must rely on public switched telecommunications networks and utility providers' estimates of their own Year 2000 readiness challenges and the status of their related compliance activities and programs in Nextel's own Year 2000 readiness assessment process. Because Nextel's systems will be interconnected with public switched telecommunications networks and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such public switched telecommunications networks or service providers would likely have an impact on Nextel's systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on Nextel's operations.

     Finally, in assessing its Year 2000 readiness exposure associated with its international operations, Nextel has considered that certain operators of public switched telecommunications networks or other service providers and operations located in foreign countries may not be at the same level of awareness or assessment of the Year 2000 readiness challenges and remedial measures as their United States counterparts. These factors, to the extent present with respect to Nextel's international operations, may result in delays in identifying Year 2000 readiness challenges and a lag in implementing remediation efforts as compared with Nextel's domestic operations. In the event Nextel's international affiliates and their own material third parties fail to timely address their Year 2000 readiness challenges, Nextel's international operations could experience disruption after December 31, 1999.

     4. NEXTEL'S CONTINGENCY PLANS: Nextel has not completed all systems and software testing in its critical systems, nor has it been advised of the completion of such activities by all third-party providers of critical products and services. As a result, Nextel has not fully assessed its exposure from potential Year 2000 nonreadiness. Nextel is preparing guidelines for addressing Year 2000 readiness contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following testing of Nextel's critical systems, Nextel will evaluate and possibly create alternative plans designed to address various potential business interruptions that may occur as a result of non-readiness. Additionally, since contingency plans may also be provided by third parties, Nextel will assess the development of appropriate alternative solutions presented by any relevant third party to determine its effectiveness and likely impact on Nextel's Year 2000 readiness risk profile.

H.  EFFECT OF NEW ACCOUNTING STANDARDS

     1. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Nextel is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

     2. STATEMENT OF POSITION 98-1

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement will be effective in 1999 and establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. This statement will require the capitalization of certain software implementation costs relating to software that Nextel acquires, develops and implements for its use. This statement is not expected to have a significant effect on Nextel's financial position or results of operations.

     3. STATEMENT OF POSITION 98-5

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement will be effective in 1999 and will require costs of start-up activities and organization costs to be expensed as incurred. This statement is not expected to have a significant effect on Nextel's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nextel uses mandatorily redeemable preferred stock, senior notes and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose Nextel to interest rate risk. Nextel's primary interest rate risk exposure results from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under Nextel's bank and vendor credit agreements. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of Nextel's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet instruments and do not constitute speculative or leveraged positions independent of these exposures.

     Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities which are denominated in United States dollars. Accordingly, fluctuations in exchange rates relative to the United States dollar, primarily those related to the Brazilian real, Mexican peso and the Argentinean peso, expose Nextel to foreign currency exchange rate risk. In the near term, Nextel's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited as the terms of the senior discount notes and bank and vendor credit facilities do not require significant principal payments until after 1999. Accordingly, as of December 31, 1998, Nextel has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

     Nextel International holds an available-for-sale investment in the common stock of Clearnet, a publicly traded company that had a fair value of $68.0 million as of December 31, 1998. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is reported at its market value in Nextel's financial statements. Negative fluctuations in Clearnet's stock price exposes Nextel to equity price risk. A 10% decline in the stock price would result in a $6.8 million decrease in the fair value of Nextel's investment in Clearnet.

     The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of December 31, 1998 in United States dollars. To the extent that Nextel's financial instruments expose Nextel to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for Nextel's mandatorily redeemable preferred stock, senior notes and bank and vendor credit facilities in effect at December 31, 1998 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption features. This table also assumes that Nextel will repay its senior notes to levels necessary to avoid an earlier repayment obligation with respect to its Bank Credit Agreement; See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of

Operations -- D. Future Capital Needs and Resources." The cash flows related to the variable portion of interest rate swap and collar agreements are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of December 31, 1998. For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined, based on:

     - quoted market prices for mandatorily redeemable preferred stock and senior notes;

     - carrying value for the bank and vendor credit facilities at December 31, 1998 as interest rates are reset periodically; and

     - estimates obtained from dealers to settle interest rate swap and collar agreements.

     Notes 8, 9 and 12 to the consolidated financial statements contain descriptions of Nextel's mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities and interest rate risk management agreements and should be read in conjunction with the table below. A description of significant changes in outstanding amounts of mandatorily redeemable preferred stock, senior notes and available bank borrowings that occurred in 1998 is included in Part I, "Item 1. Business -- E. Fiscal Year 1998 Domestic Transactions and Developments." and "-- F. Fiscal Year 1998 International Transactions and Developments." The mandatorily redeemable preferred stock and senior notes issuances, amended bank and vendor credit agreements and the new interest rate swap agreement increased the amount of fixed and variable obligations due after December 31, 2003.

                                                YEAR OF MATURITY
                                          (U.S. DOLLARS IN THOUSANDS)
                         --------------------------------------------------------------                   FAIR
                          1999     2000       2001       2002       2003     THEREAFTER     TOTAL        VALUE
                         ------   -------   --------   --------   --------   ----------   ----------   ----------
I. INTEREST RATE
  SENSITIVITY
Mandatorily Redeemable
  Preferred Stock and
  Long-Term Debt:
Fixed Rate.............      --        --         --         --   $ 35,811   $8,788,722   $8,824,533   $6,513,498
Average Interest
  Rate.................      --        --         --         --       11.5%        10.9%        10.9%
Variable Rate..........  $2,061   $30,562   $ 69,801   $111,971    187,021    1,918,479    2,319,895    2,319,895
Average Interest
  Rate.................    14.1%     10.3%       8.9%       8.6%       8.3%         8.0%         8.1%
Interest Rate Swaps:
Variable to Fixed......      --        --    200,000         --    100,000      570,000      870,000     (108,727)*
Average Pay Rate.......      --        --        5.4%        --        5.5%         8.1%         7.2%          --
Average Receive Rate...      --        --        5.3%        --        5.4%         5.3%         5.3%          --
Variable to Variable...      --    50,000    100,000         --    400,000           --      550,000       (5,559)
Average Pay Rate.......      --       5.3%       5.4%        --        5.2%          --          5.3%          --
Average Receive Rate...      --       5.5%       5.2%        --        5.4%          --          5.4%          --
Interest Rate Collars:
Collars................      --        --         --         --    200,000           --      200,000       (4,695)
Average Cap Rate.......      --        --         --         --        6.7%                      6.7%
Average Floor Rate.....      --        --                              4.5%                      4.5%
II. FOREIGN EXCHANGE
   RATE SENSITIVITY
Long-Term Debt:
Fixed Rate.............      --        --         --         --         --    1,681,463    1,681,463      886,048
Average Interest
  Rate.................      --        --         --         --         --         12.6%        12.6%
Variable Rate..........   2,061    30,562     39,801     50,021     75,071        4,379      201,895      201,895
Average Interest
  Rate.................    14.1%     10.3%       9.9%      10.0%       9.7%        12.2%        10.0%

---------------
* Of this amount, about $46.9 million was recognized as a loss in Nextel's statement of operations during the quarter ended September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Nextel are filed under this Item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1999 Annual Meeting, which is scheduled to be filed on or before April 9, 1999, under the caption "Election of Directors." The information required herein regarding executive officers required is set forth in Part I hereof under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference. The information required by this item regarding compliance with
Section 16(a) of the Securities and Exchange Act of 1934 by Nextel's directors and executive officers, and holders of ten percent of a registered class of Nextel's equity securities is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1999 Annual Meeting which is scheduled to be filed on or before April 9, 1999, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1999 Annual Meeting, which is scheduled to be filed on or before April 9, 1999, under the captions "Election of Directors -- Compensation of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1999 Annual Meeting, which is scheduled to be filed on or before April 9, 1999, under the caption "Securities Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the definitive Proxy Statement for Nextel's 1999 Annual Meeting, which is scheduled to be filed on or before April 9, 1999, under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The following Financial Statements are included in Part II Item 8:

                                                                      PAGE
                                                                      ----
        Independent Auditors' Report................................   F-2
        Consolidated Balance Sheets as of December 31, 1998 and
          1997......................................................   F-3
        Consolidated Statements of Operations and Comprehensive
          Income for the Years Ended December 31, 1998, 1997 and
          1996......................................................   F-4
        Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1998, 1997 and 1996......   F-5
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996..........................   F-6
        Notes to Consolidated Financial Statements..................   F-7

        (2) The following Financial Statement Schedules are submitted herewith and are included herein in Item 14(d) below. Schedules other than those listed below are omitted because they are either not required or not applicable.

        Schedule I..................................................  F-38
        Schedule II.................................................  F-42

        (3) List of Exhibits -- Refer to Exhibit Index, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

          (1) Current Report on Form 8-K dated October 29, 1998, reporting under
              Item 5, Nextel's offering of Senior Serial Redeemable Notes due 2008 and reporting the amendment to Nextel's Bank Credit Agreement.

          (2) Current Report on Form 8-K dated December 18, 1998, reporting under Item 5, Nextel's offering of Zero Coupon Convertible Preferred Stock due 2013.

     (c) Exhibits listed above in Item 14(a)(3) are included herein.

     (d) Financial Statement Schedules listed above in Item 14(a)(2) are included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXTEL COMMUNICATIONS, INC.

                                          By: /s/ STEVEN M. SHINDLER
                                            ------------------------------------
March 30, 1999                              Steven M. Shindler
                                            Vice President and Chief Financial
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----

            /s/ DANIEL F. AKERSON              Chairman of the Board and Chief        March 30, 1999
---------------------------------------------  Executive Officer (Principal
              Daniel F. Akerson                Executive Officer)

           /s/ TIMOTHY M. DONAHUE              President, Chief Operating Officer     March 30, 1999
---------------------------------------------  and Director
             Timothy M. Donahue

           /s/ STEVEN M. SHINDLER              Vice President and Chief Financial     March 30, 1999
---------------------------------------------  Officer (Principal Financial Officer)
             Steven M. Shindler

            /s/ WILLIAM G. ARENDT              Vice President and Controller          March 30, 1999
---------------------------------------------  (Principal Accounting Officer)
              William G. Arendt

            /s/ MORGAN E. O'BRIEN              Vice Chairman of the Board             March 30, 1999
---------------------------------------------
              Morgan E. O'Brien

               /s/ KEITH BANE                  Director                               March 30, 1999
---------------------------------------------
                 Keith Bane

             /s/ CRAIG O. MCCAW                Director                               March 30, 1999
---------------------------------------------
               Craig O. McCaw

            /s/ KEISUKE NAKASAKI               Director                               March 30, 1999
---------------------------------------------
              Keisuke Nakasaki

           /s/ WILLIAM A. HOGLUND              Director                               March 30, 1999
---------------------------------------------
             William A. Hoglund

           /s/ DENNIS M. WEIBLING              Director                               March 30, 1999
---------------------------------------------
             Dennis M. Weibling

         /s/ WILLIAM E. CONWAY, JR.            Director                               March 30, 1999
---------------------------------------------
           William E. Conway, Jr.

            /s/ FRANK M. DRENDEL               Director                               March 30, 1999
---------------------------------------------
              Frank M. Drendel

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
   3.1.1     Restated Certificate of Incorporation of Nextel (filed on
             July 31, 1995 as Exhibits No. 4.1.1 and 4.1.2 to Nextel's
             Post-Effective Amendment No. 1 on Form S-8 to Registration
             Statement No. 33-91716 on Form S-4 (the "Nextel S-8
             Registration Statement") and incorporated herein by
             reference).
   3.1.2     Certificate of Designation of the Powers, Preferences and
             Relative, Participating, Optional and Other Special Rights
             of 13% Series D Exchangeable Preferred Stock and
             Qualifications, Limitations and Restrictions Thereof (filed on July 21, 1997 as Exhibit 4.1 to the Current Report on
             Form 8-K dated on July 21, 1997 and incorporated herein by reference).
   3.1.3     Certificate of Designation of the Powers, Preferences and
             Relative, Participating, Optional and Other Special Rights
             of 11.125% Series E Exchangeable Preferred Stock and
             Qualifications, Limitations and Restrictions Thereof (filed on February 12, 1998 as Exhibit 4.1 to the Current Report on
             Form 8-K dated on February 11, 1998 (the "February 11 Form
             8-K") and incorporated herein by reference).
   3.1.4     Certificate of Designation of the Powers, Preferences and
             Relative, Participating, Optional and Other Special Rights
             of Zero Coupon Convertible Preferred Stock due 2013 and
             Qualifications, Limitations and Restrictions Thereof (filed on February 10, 1999 as Exhibit 4.16 to Nextel's
             Registration Statement on Form S-4 (the "February 1999 Form
             S-4") and incorporated herein by reference).
   3.2       Amended and Restated By-Laws of Nextel (filed on July 31,
             1995 as Exhibit No. 4.2 to the Nextel S-8 Registration
             Statement and incorporated herein by reference).
   4.1.1     Indenture between Old Nextel and The Bank of New York, as
             Trustee, dated August 15, 1993 (the "August Indenture")
             (filed on December 23, 1993 as Exhibit 4.13 to Old Nextel's
             Registration Statement No. 33-73388 on Form S-4 and
             incorporated herein by reference).
   4.1.2     Supplemental Indenture, dated as of June 30, 1995, to the
             August Indenture between Old Nextel and The Bank of New York
             (filed on November 14, 1995 as Exhibit 4.1 to Nextel's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995 (the "November 14 Form 10-Q") and
             incorporated herein by reference).
   4.1.3     Second Supplemental Indenture, dated as of July 28, 1995,
             between ESMR, Inc. (now known as Nextel), as Successor by
             Merger to Old Nextel and The Bank of New York (relating to the August Indenture) (filed on November 14, 1995 as Exhibit
             4.3 to the November 14 Form 10-Q and incorporated herein by reference).
   4.1.4     Third Supplemental Indenture to the August Indenture, dated as of June 13, 1997, between Nextel and The Bank of New
             York, as Trustee (filed on June 17, 1997 as Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 1997 (the
             "June 13 Form 8-K") and incorporated herein by reference).
   4.1.5     Fourth Supplemental Indenture, dated March 24, 1998, to the
             August Indenture between Nextel Communications, Inc. and The
             Bank of New York, as Trustee (filed on May 13, 1998 as
             Exhibit 4.3 to Nextel's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1998 (the "May 13 Form 10-Q")
             and incorporated herein by reference).
   4.2.1     Indenture between Old Nextel and the Bank of New York, as
             Trustee, dated as of February 15, 1994 (the "February
             Indenture") (filed on March 1, 1994 as Exhibit 4.1 to Old
             Nextel's Current Report on Form 8-K dated February 16, 1994 and incorporated herein by reference).
   4.2.2     Supplemental Indenture, dated as of June 30, 1995, to the
             February Indenture between Old Nextel and The Bank of New
             York (filed on November 14, 1995 as Exhibit 4.2 to the
             November 14 Form 10-Q and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
   4.2.3     Second Supplemental Indenture, dated as of July 28, 1995,
             between ESMR, Inc. (now known as Nextel), as Successor by
             Merger to Old Nextel and The Bank of New York (relating to the February Indenture) (filed on November 14, 1995 as
             Exhibit 4.4 to the November 14 Form 10-Q and incorporated
             herein by reference).
   4.2.4     Third Supplemental Indenture to the February Indenture,
             dated as of June 13, 1997, between Nextel Communications,
             Inc., and The Bank of New York, as Trustee (filed on June
             17, 1997 as Exhibit 4.2 to the June 13 Form 8-K and
             incorporated herein by reference).
   4.3.1     Indenture for Senior Redeemable Discount Notes due 2004,
             dated as of January 13, 1994, between OneComm (formerly
             called CenCall Communications Corp.) and The Bank of New
             York (the "OneComm Indenture") (filed on June 7, 1995 as
             Exhibit 99.2 to Old Nextel's Registration Statement No
             33-93182 on Form S-4 (the "OneComm S-4 Registration
             Statement") and incorporated herein by reference).
   4.3.2     Supplemental Indenture, dated as of June 30, 1995, to the
             OneComm Indenture between OneComm (formerly called CenCall
             Communications Corp.) and The Bank of New York (filed on
             November 14, 1995 as Exhibit 10.12 to the November 14 Form
             10-Q and incorporated herein by reference).
   4.3.3     Second Supplemental Indenture, dated as of July 28, 1995,
             between Nextel (formerly known as ESMR, Inc.), as successor to OneComm, and The Bank of New York (relating to the
             OneComm Indenture) (filed on November 14, 1995 as Exhibit
             10.13 to the November 14 Form 10-Q and incorporated herein by reference).
   4.3.4     Third Supplemental Indenture to the OneComm Indenture
             between Nextel (as successor to OneComm) and The Bank of New
             York (filed on June 17, 1997 as Exhibit 4.5 to the June 13
             Form 8-K and incorporated herein by reference).
   4.4.1     Indenture for Senior Redeemable Discount Notes due 2004,
             dated as of April 25,1994, between Dial Call and The Bank of
             New York (the "Dial Call 2004 Indenture") (filed on June 7,
             1995 as Exhibit 99.4 to the OneComm S-4 Registration
             Statement and incorporated herein by reference).
   4.4.2     Supplemental Indenture, dated as of August 7, 1995, to the
             Dial Call 2004 Indenture between Dial Call and The Bank of
             New York (filed on December 5, 1995 as Exhibit 99.3 to the
             Nextel's Registration Statement No. 33-80021 on Form S-4
             (the "Dial Page S-4 Registration Statement") and
             incorporated herein by reference).
   4.4.3     Second Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2004 Indenture between Dial Page (as
             successor to Dial Call) and The Bank of New York (filed on
             April 1, 1996 as Exhibit 4.26 to Nextel's Annual Report on
             Form 10-K for the year ended December 31, 1995 (the "1995
             Form 10-K") and incorporated herein by reference).
   4.4.4     Third Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2004 Indenture between Nextel (as successor to Dial Page) and The Bank of New York (filed on April 1,
             1996 as Exhibit 4.27 to the 1995 Form 10-K and incorporated herein by reference).
   4.4.5     Fourth Supplemental Indenture to the Dial Call 2004
             Indenture between Nextel (as successor to Dial Call) and The
             Bank of New York (filed on June 17, 1997 as Exhibit 4.3 to the June 13 Form 8-K and incorporated herein by reference).
   4.4.6     Fifth Supplemental Indenture, dated March 24, 1998, to the
             Dial Call 2004 Indenture between Nextel and The Bank of New
             York (filed on May 13, 1998 as Exhibit 4.4 to the May 13
             Form 10-Q and incorporated herein by reference).
   4.5.1     Indenture for Senior Discount Notes due 2005, dated as of
             December 22, 1993, between Dial Call and The Bank of New
             York (the "Dial Call 2005 Indenture") (filed as Exhibit 99.3 to the OneComm S-4 Registration Statement and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
   4.5.2     Supplemental Indenture, dated as of April 25, 1994, to the
             Dial Call 2005 Indenture between Dial Call and The Bank of
             New York (filed on April 1, 1996 as Exhibit 4.29 to the 1995
             Form 10-K and incorporated herein by reference).
   4.5.3     Supplemental Indenture, dated as of June 30, 1995, to the
             Dial Call 2005 Indenture between Dial Call and The Bank of
             New York (filed on December 5, 1995 as Exhibit 99.4 to the
             Dial Page S-4 Registration Statement and incorporated herein by reference).
   4.5.4     Third Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2005 Indenture between Dial Page (as
             successor to Dial Call) and The Bank of New York (filed on
             April 1, 1996 as Exhibit 4.31 to the 1995 Form 10-K and
             incorporated herein by reference).
   4.5.5     Fourth Supplemental Indenture, dated as of January 30, 1996, to the Dial Call 2005 Indenture between Nextel (as successor to Dial Call) and The Bank of New York (filed on April 1,
             1996 as Exhibit 4.32 to the 1995 Form 10-K and incorporated herein by reference).
   4.5.6     Fifth Supplemental Indenture to the Dial Call 2005 Indenture
             between Nextel (as successor to Dial Call) and The Bank of
             New York (filed on June 17, 1997 as Exhibit 4.4 to the June
             13 Form 8-K and incorporated herein by reference).
   4.6.1     Indenture for Senior Discount Notes due 2007, dated as of
             March 6, 1997, between McCaw International, Ltd. and The
             Bank of New York, as Trustee (filed on March 31, 1997 as
             Exhibit 4.24 to Nextel's Annual Report on Form 10-K for the
             year ended December 31, 1996 (the "1996 Form 10-K") and
             incorporated herein by reference).
   4.6.2     Warrant Agreement, dated as of March 6, 1997, between Nextel
             International, Inc. and The Bank of New York (filed on March
             31, 1997 as Exhibit 4.26 to the 1996 Form 10-K and
             incorporated herein by reference).
   4.7       Indenture dated September 17, 1997 between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee, relating to Nextel's 10.65% Senior Redeemable
             Discount Notes due 2007 (filed on September 22, 1997 as
             Exhibit 4.1 to Nextel's Current Report on Form 8-K dated
             September 22, 1997 and incorporated herein by reference).
   4.8       Indenture, dated as of October 22, 1997, between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee, relating to Nextel's 9.75% Senior Serial Redeemable
             Discount Notes due 2007 (filed on October 23, 1997 as
             Exhibit 4.1 to Nextel's Current Report on Form 8-K dated
             October 23, 1997 and incorporated herein by reference).
   4.9       Indenture, dated as of February 11, 1998, between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee, relating to Nextel's 9.95% Senior Serial Redeemable
             Discount Notes due 2008 (filed on February 12, 1998 as
             Exhibit 4.2 to the February 11 Form 8-K and incorporated
             herein by reference).
   4.10      Indenture, dated as of November 4, 1998, between Nextel
             Communications, Inc. and Harris Trust and Savings Bank, as
             Trustee, relating to Nextel's 12.0% Senior Serial Redeemable
             Notes due 2008 (filed on February 10, 1999 as Exhibit 4.13.1 to the February 1999 Form S-4 and incorporated herein by
             reference).
   4.11      Indenture for Senior Discount Notes due 2008, dated March
             12, 1998, between Nextel International, Inc. and The Bank of
             New York (filed on May 14, 1998 as Exhibit 4.1 to Nextel
             International Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1998 and incorporated herein by
             reference).
   4.12      Registration Rights Agreement, dated as of November 4, 1998, by and between Nextel and Morgan Stanley & Co. Incorporated
             (filed on February 10, 1999 as Exhibit 4.14 to the February
             1999 Form S-4 and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
   4.13      Registration Rights Agreement, dated December 23, 1998, by and between Nextel, Goldman, Sachs & Co., Morgan Stanley &
             Co., Incorporated and Nationsbanc Montgomery Securities LLC
             (filed as Exhibit 4.13 hereto).
   4.14.1    Credit Agreement, dated as of March 12, 1998, among Nextel,
             NFC, the Restricted Companies party thereto, the Lenders
             party thereto, Toronto Dominion (Texas) Inc., as
             Administrative Agent, and The Chase Manhattan Bank as
             Collateral Agent (filed as Exhibit 4.12 to Nextel's Annual
             Report on Form 10-K for the year ended December 31, 1997
             (the "1997 Form 10-K") and incorporated herein by
             reference).
   4.14.2    Amendment No. 1, dated as of October 28, 1998, amending the
             Credit Agreement dated as of March 12, 1998, between Nextel
             Communications, Inc., Nextel Finance Company, the other
             restricted companies party thereto, the lenders party
             thereto and the Administrative Agent and Collateral Agent
             (filed on October 29, 1998, as Exhibit 10.1 to Nextel's
             Current Report on Form 8-K dated October 29, 1998, and
             incorporated herein by reference).
   4.14.3    Amendment No. 2, dated as of December 21, 1998, amending the
             Credit Agreement dated as of March 12, 1998, between Nextel
             Communications, Inc., Nextel Finance Company, the other
             restricted companies party thereto, the lenders party
             thereto and the Administrative Agent and Collateral Agent
             (filed as Exhibit 4.14.3 hereto).
  10.1*      Letter Agreement between Motorola, Inc. and Old Nextel,
             dated as of November 4, 1991 (filed on November 15, 1991 as
             Exhibit 10.47 to the Registration Statement No. 33-43415 on
             Form S-1 (the "S-1 Registration Statement") and incorporated herein by reference).
  10.2.1*    Enhanced Specialized Mobile Radio System Purchase Agreement
             between Motorola, Inc. and Old Nextel, dated as of November
             4, 1991 (filed on November 15, 1991 as Exhibit 10.48 to the
             S-1 Registration Statement and incorporated herein by
             reference).
  10.2.2*    Amendment, dated August 4, 1994, to the Enhanced Specialized
             Mobile Radio System Equipment Purchase Agreement, between
             Old Nextel and Motorola, dated November 1, 1991, as amended and to the Letter Agreement, between Old Nextel and
             Motorola, dated November 4, 1991, as amended (collectively the "Equipment Purchase Agreements") (filed as Exhibit 10.02 to ESMR's Registration Statement No. 33-91716 on Form S-4
             (the "ESMR Form S-4 Registration Statement") and
             incorporated herein by reference).
  10.2.3*    Second Amendment to Equipment Purchase Agreements, dated
             April 4, 1995 (filed as Exhibit 10.03 to the ESMR Form S-4
             Registration Statement and incorporated herein by
             reference).
  10.2.4*    Amendment 004 to Enhanced Specialized Mobile Radio System
             Purchase Agreement, dated as of April 28, 1996, between
             Nextel and Motorola, Inc. (filed on July 5, 1996 as Exhibit
             99.1 to Nextel's Current Report on Form 8-K dated July 5,
             1996 and incorporated herein by reference).
  10.2.5*    Nextel/Motorola Agreement (relating to equipment purchase), dated March 27, 1997 (filed on May 14, 1997 as Exhibit 10.1 to Nextel's Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1997 and incorporated herein by reference).
  10.3.1     Agreement and Plan of Contribution and Merger, dated August
             4, 1994, as amended, by and among Old Nextel, Motorola,
             Inc., ESMR, Inc. (now known as Nextel), ESMR Sub, Inc. and
             Others (filed on April 28, 1995 as Exhibit 2.01 to the ESMR
             Form S-4 Registration Statement and incorporated herein by reference).
  10.3.2     Registration Rights Agreement, dated July 28, 1995, by and between Nextel and Motorola (filed on November 14, 1995 as
             Exhibit 10.8 to the November 14 Form 10-Q and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
  10.4.1     Warrant Agreement between Motorola, Inc. and Old Nextel,
             dated November 1, 1991 (filed on November 15, 1991 as
             Exhibit 10.53 to the S-1 Registration Statement and
             incorporated herein by reference).
  10.4.2     Amendment, dated as of April 26, 1996, to Warrant Agreement between Motorola, Inc. and Nextel (f/k/a Fleet Call, Inc.)
             (filed on August 14, 1996 as Exhibit 10.2 to Nextel's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996 and incorporated herein by reference).
  10.5.1     Warrant Acquisition Agreement, dated as of July 14, 1993, by and between OneComm and The Chase Manhattan Bank (National
             Association), and Form of Stock Purchase Warrant (filed as
             Exhibit 10.42 to the OneComm S-1 Registration Statement and
             incorporated herein by reference).
  10.5.2     Registration Rights Agreement, dated July 28, 1995, by and among Nextel, The Chase Manhattan Bank (National
             Association), Canadian Imperial Bank of Commerce and Fleet
             National Bank (filed on April 1, 1996 as Exhibit 10.57 to
             the 1995 Form 10-K and incorporated herein by reference).
  10.6.1     Securities Purchase Agreement between Old Nextel, Digital
             Radio, L.L.C and Craig O. McCaw, dated April 4, 1995 (filed on April 11, 1995 as Exhibit 2.1 to Old Nextel's Current
             Report on Form 8-K dated April 10, 1995 and incorporated
             herein by reference).
  10.6.2     Incentive Option Agreement, dated April 4, 1995, between Old
             Nextel and Eagle River, Inc. filed as Exhibit 99.3 to Old
             Nextel's Current Report on Form 8-K dated April 10, 1995 and filed on April 11, 1995 and incorporated herein by
             reference).
  10.6.3     Forms of Option Agreements dated April 6, 1995 between Old
             Nextel, Report on Form 8-K dated April 10, 1995 and filed on
             April 11, 1995 and incorporated herein by reference).
  10.6.4     Form of Registration Rights Agreement, dated July 28, 1995, by and among Nextel and Digital Radio, L.L.C. (filed on
             March 31, 1997 as Exhibit 10.38 to the 1996 Form 10-K and
             incorporated herein by reference).
  10.6.5     First Amendment to Registration Rights Amendment (amending that certain Registration Rights Agreement dated June 29,
             1995) by and among Digital Radio, L.L.C., and Option
             Acquisition, L.L.C., dated as of June 18, 1997 (filed on
             July 9, 1997 as Exhibit 10.7 to the Current Report on Form
             8-K (the "July 9, 1997 8-K") and incorporated herein by
             reference).
  10.7       Option Exercise and Lending Commitment Agreement by and
             among Nextel and Digital Radio, L.L.C., dated as of June 16,
             1997 (filed on July 9, 1997 as Exhibit 10.1 to the July 9,
             1997 8-K and incorporated herein by reference).
  10.8.1     Option Purchase Agreement by and among Nextel, Unrestricted
             Subsidiary Funding Company and Option Acquisition, L.L.C.,
             dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit
             10.3 to the July 9, 1997 Form 8-K and incorporated herein by reference).
  10.8.2     Option Agreement (First New Option) by and between Option
             Acquisition, L.L.C., and Nextel, dated as of June 18, 1997
             (filed on July 9, 1997 as Exhibit 10.4 to the July 9, 1997
             Form 8-K and incorporated herein by reference).
  10.8.3     Option Agreement (Second New Option) by and between Option
             Acquisition, L.L.C., and Nextel, dated as of June 18, 1997
             (filed on July 9, 1997 as Exhibit 10.5 to the July 9, 1997
             Form 8-K and incorporated herein by reference).
  10.8.4     Registration Rights Agreement (Option Acquisition) by and
             among Nextel and Option Acquisition, L.L.C., dated as of
             June 18, 1997 (filed on July 9, 1997 as Exhibit 10.6 to the
             July 9, 1997 Form 8-K and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
  10.9***    Form of Indemnification Agreement, and Exhibits thereto
             between Old Nextel and each of its directors (filed on June
             24, 1992 as Exhibit 10.56 to Old Nextel's Annual Report on
             Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
  10.10***   Employment Agreement, dated as of March 26, 1992, between
             Old Nextel and Robert Foosaner (filed on May 27, 1993 as
             Exhibit 10.41 to Old Nextel's Annual Report on Form 10-K for
             the year ended March 31, 1993 and incorporated herein by
             reference).
  10.11***   The Nextel Stock Option Plan (filed on December 21, 1992 as
             Exhibit 4(c) to Old Nextel's Registration Statement No.
             33-56080 on Form S-8 and incorporated herein by reference).
  10.12***   Nextel Amended and Restated Incentive Equity Plan (as
             amended and restated on March 24, 1998) (filed on May 22,
             1998 as Exhibit 4.3 to Nextel's Registration Statement No.
             333-53429 on Form S-8 and incorporated herein by reference).
  10.13***   Nextel Associate Stock Purchase Plan (filed on June 21, 1996 as Exhibit 4.3 to Nextel's Registration Statement No.
             333-06523 on Form S-8 and incorporated herein by reference).
  10.14***   Nextel Communications, Inc. Cash Compensation Deferral Plan
             (filed on December 17, 1997 as Exhibit 4.1 to Nextel's
             Registration Statement No 333-42537 on Form S-8 and
             incorporated herein by reference).
10.15.1***   Employment Agreement dated as of March 5, 1996 between
             Daniel Akerson and Nextel (filed on March 31, 1997 as
             Exhibit 10.35 to the 1996 Form 10-K and incorporated herein by reference).
10.15.2***   Letter Amendment to Employment Agreement dated as of March
             24, 1998 between Daniel Akerson and Nextel (filed on March
             31, 1998 as Exhibit 10.20.2 to the 1997 Form 10-K and
             incorporated herein by reference).
10.15.3***   Letter Amendment to Employment Agreement, dated as of
             February 26, 1999, between Daniel Akerson and Nextel (filed as Exhibit 10.15.3 hereto).
10.15.4***   Non-Negotiable Unsecured Promissory Note, dated March 10,
             1999, issued by Daniel Akerson to a subsidiary of Nextel
             (filed as Exhibit 10.15.4 hereto).
10.16.1***   Employment Agreement, dated February 1, 1996, between Tim
             Donahue and Nextel, (filed on March 31, 1997 as Exhibit
             10.36 to the 1996 Form 10-K and incorporated herein by
             reference).
10.16.2***   Addendum to Employment Agreement between Tim Donahue and
             Nextel, dated March 24, 1997 (filed on March 31, 1997 as
             Exhibit 10.37 to the 1996 Form 10-K and incorporated herein by reference).
  10.17***   Employment Agreement, dated as of June 15, 1987, between Old
             Nextel and Morgan E. O'Brien, and Amendment dated January
             29, 1990 (filed on October 17, 1991 as Exhibit 10.34 to the
             S-1 Registration Statement and incorporated herein by
             reference).
  10.18***   Employment Agreement, dated as of October 17, 1994, between
             Thomas J. Sidman and Nextel (filed on March 31, 1998 as
             Exhibit 10.23 to the 1997 Form 10-K and incorporated herein by reference).
  10.19.1    Joint Venture Agreement by and among Nextel Partners, Inc.,
             Nextel Partners Operating Corp., and Nextel WIP Corp., dated as of January 29, 1999 (filed on February 24, 1999 as
             Exhibit 10.1 to the Current Report on Form 8-K dated
             February 24, 1999 (the "February 24 8-K") and incorporated herein by reference).
  10.19.2    Shareholders' Agreement among Nextel Partners, Inc., and the
             Shareholders named therein, dated as of January 29, 1999
             (filed on February 24, 1999 as Exhibit 10.2 to the February
             24 8-K and incorporated herein by reference).

 EXHIBIT
  NUMBER                         EXHIBIT DESCRIPTION
 -------                         -------------------
  10.19.3    Agreement Specifying Obligations of, and Limiting Liability
             and Recourse to, Nextel, dated as of January 29, 1999 (filed on February 24, 1999 as Exhibit 10.3 to the February 24 8-K
             and incorporated herein by reference).
  21         Subsidiaries of Nextel (filed as Exhibit 21 hereto).
  23         Consent of Deloitte & Touche LLP (filed as Exhibit 23
             hereto).
  27**       Financial Data Schedule (filed as Exhibit 27 hereto).
  99.1       Memorandum Opinion and Order of the Federal Communications
             Commission, dated as of February 13, 1991 (filed on December
             5, 1992 as Exhibit 28.1 to the S-1 Registration Statement
             and incorporated herein by reference).
  99.2       Letter from Motorola, Inc. to Old Nextel dated as of January
             13, 1992 (filed on January 16, 1992 as Exhibit 28.2 to the
             S-1 Registration Statement and incorporated herein by
             reference).
  99.3       Order entered by the United States District Court for the
             District of Columbia on July 25, 1995 approving the proposed consent decree be tween the Antitrust Division of the United
             States Justice Department, Motorola, Inc. and Nextel (filed on April 1, 1996 as Exhibit 99.3 to the 1995 Form 10-K and
             incorporated herein by reference).

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

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORT................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................     F-3
  Consolidated Statements of Operations and Comprehensive
     Income for the Years Ended December 31, 1998, 1997 and
     1996...................................................     F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996...     F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................     F-6
  Notes to Consolidated Financial Statements................     F-7
FINANCIAL STATEMENT SCHEDULES
  Schedule I -- Condensed Financial Information of
     Registrant.............................................    F-38
  Schedule II -- Valuation and Qualifying Accounts..........    F-42

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Nextel Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
February 22, 1999

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                             (dollars in thousands)

                                                                   1998           1997
                                                                -----------    ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (of which $121,116 and $159,790,
     respectively, is restricted)...........................    $   321,379    $  301,601
  Marketable securities (of which $128,560 is restricted)...             --       131,404
  Accounts and notes receivable, net........................        443,447       240,637
  Subscriber equipment and accessory inventory..............         62,639       101,338
  Assets held for sale......................................        132,370            --
  Other.....................................................         92,877        64,617
                                                                -----------    ----------
       Total current assets.................................      1,052,712       839,597
PROPERTY, PLANT AND EQUIPMENT, NET..........................      4,915,025     3,225,603
INTANGIBLE ASSETS, NET......................................      4,937,124     4,699,746
OTHER ASSETS................................................        668,500       462,855
                                                                -----------    ----------
                                                                $11,573,361    $9,227,801
                                                                ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $   635,510    $  529,191
  Accrued expenses and other................................        536,841       232,123
  Current portion of long-term debt.........................          9,875         7,577
                                                                -----------    ----------
       Total current liabilities............................      1,182,226       768,891
LONG-TERM DEBT..............................................      7,710,373     5,038,250
DEFERRED INCOME TAXES.......................................        771,326       951,192
OTHER.......................................................         73,005         6,005
                                                                -----------    ----------
       Total liabilities....................................      9,736,930     6,764,338
                                                                -----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 8, 11, 15)
MINORITY INTEREST...........................................         28,677        21,924
MANDATORILY REDEEMABLE PREFERRED STOCK (Note 12)............      1,578,252       529,119
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable, 7,905,981
     shares issued and outstanding..........................        290,545       290,545
  Preferred stock, Class B convertible, 82 shares issued and
     outstanding............................................             --            --
  Common stock, Class A, 272,087,322 and 253,246,237 shares
     issued, 271,386,227 and 252,028,617 shares
     outstanding............................................            272           253
  Common stock, Class B, non-voting convertible, 17,830,000
     shares issued and outstanding..........................             18            18
  Paid-in capital...........................................      4,379,724     4,379,810
  Accumulated deficit.......................................     (4,401,193)   (2,749,105)
  Treasury shares, at cost, 701,095 and 1,217,620 shares....        (13,398)      (23,435)
  Deferred compensation, net................................         (1,989)       (8,464)
  Accumulated other comprehensive (loss) income
     Unrealized (loss) gain on investments, net of taxes....           (427)       22,798
     Cumulative translation adjustment......................        (24,050)           --
                                                                -----------    ----------
       Total accumulated other comprehensive (loss)
          income............................................        (24,477)       22,798
                                                                -----------    ----------
          Total stockholders' equity........................        229,502     1,912,420
                                                                -----------    ----------
                                                                $11,573,361    $9,227,801
                                                                ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (dollars in thousands, except per share amounts)

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
OPERATING REVENUES.............................    $  1,846,758    $    738,897    $    332,938
                                                   ------------    ------------    ------------
OPERATING EXPENSES
  Cost of revenues.............................         516,393         288,752         247,717
  Selling, general and administrative..........       1,550,323         861,588         330,256
  Depreciation and amortization................         832,299         526,377         400,831
                                                   ------------    ------------    ------------
                                                      2,899,015       1,676,717         978,804
                                                   ------------    ------------    ------------
OPERATING LOSS.................................      (1,052,257)       (937,820)       (645,866)
                                                   ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense.............................        (656,080)       (407,805)       (227,495)
  Interest income..............................          34,024          29,773          21,015
  Other, net...................................         (36,462)          6,511         (10,866)
                                                   ------------    ------------    ------------
                                                       (658,518)       (371,521)       (217,346)
                                                   ------------    ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION)AND
  EXTRAORDINARY ITEM...........................      (1,710,775)     (1,309,341)       (863,212)
INCOME TAX BENEFIT (PROVISION).................         191,912        (258,726)        307,192
                                                   ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM.................      (1,518,863)     (1,568,067)       (556,020)
EXTRAORDINARY ITEM -- LOSS ON EARLY RETIREMENT
  OF DEBT, NET OF INCOME TAX OF $0.............        (133,225)        (45,787)             --
                                                   ------------    ------------    ------------
NET LOSS.......................................      (1,652,088)     (1,613,854)       (556,020)
MANDATORILY REDEEMABLE PREFERRED STOCK
  DIVIDENDS....................................        (149,161)        (29,119)             --
                                                   ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.......    $ (1,801,249)   $ (1,642,973)   $   (556,020)
                                                   ============    ============    ============
COMPREHENSIVE LOSS, NET OF INCOME TAX:
  Net loss.....................................    $ (1,652,088)   $ (1,613,854)   $   (556,020)
  Unrealized (loss) gain on available-for-sale
     securities................................         (23,225)          7,805         (17,061)
  Foreign currency translation adjustment......         (24,050)             --              --
                                                   ------------    ------------    ------------
COMPREHENSIVE LOSS.............................    $ (1,699,363)   $ (1,606,049)   $   (573,081)
                                                   ============    ============    ============
LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS, BASIC AND DILUTED:
  Loss before extraordinary item attributable
     to common stockholders....................    $      (5.98)   $      (6.41)   $      (2.50)
  Extraordinary item...........................           (0.48)          (0.18)             --
                                                   ------------    ------------    ------------
                                                   $      (6.46)   $      (6.59)   $      (2.50)
                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING..................................     278,643,000     249,320,000     222,779,000
                                                   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                               CLASS A                     CLASS B              CLASS A
                                                           PREFERRED STOCK             PREFERRED STOCK        COMMON STOCK
                                                      -------------------------   -------------------------   -----------
                                                        SHARES        AMOUNT        SHARES        AMOUNT        SHARES
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995..........................    8,163,265   $   300,000            82   $        --   175,749,359
 Issuance of common stock:
  Exercise of options and warrants..................                                                            1,580,981
  Employee stock purchase plan......................
  Acquisitions......................................                                                           25,888,819
  Comcast purchase..................................                                                            8,155,506
 Exercise of antidilutive rights....................
 Deferred compensation..............................
 Interest on notes receivable.......................
 Unrealized loss on available-for-sale securities,
  net of income taxes...............................
 Net loss...........................................
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1996..........................    8,163,265       300,000            82            --   211,374,665
 Issuance of common stock:
  Exercise of options and warrants..................                                                            2,598,649
  Employee stock purchase plan......................
  Acquisitions......................................                                                           19,556,399
  Digital Radio option..............................                                                           15,000,000
  Consent solicitation..............................                                                            3,944,672
  Conversion of preferred stock.....................     (257,284)       (9,455)                                  771,852
 Issuance of warrants of subsidiary.................
 Repurchase of Comcast option.......................
 Issuance of McCaw option to purchase common
  stock.............................................
 Deferred compensation..............................
 Collection of notes receivable.....................
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Redeemable preferred stock dividends...............
 Net loss...........................................
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1997..........................    7,905,981       290,545            82            --   253,246,237
 Issuance of common stock:
  Exercise of options and warrants..................                                                            3,820,395
  Employee stock purchase plan......................
  Acquisitions......................................                                                            5,066,869
  Option Acquisition exercise.......................                                                            9,953,821
Deferred compensation...............................
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Foreign currency translation adjustment............
 Redeemable preferred stock dividends...............
 Net loss...........................................
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998..........................    7,905,981   $   290,545            82   $        --   272,087,322
                                                      ===========   ===========   ===========   ===========   ===========


                                                         CLASS A               CLASS B
                                                       COMMON STOCK         COMMON STOCK
                                                       ------------   -------------------------     PAID-IN     ACCUMULATED
                                                          AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT
                                                        -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995..........................    $       176    17,830,000   $        18   $ 3,197,528   $  (579,231)
 Issuance of common stock:
  Exercise of options and warrants..................              1                                    16,836
  Employee stock purchase plan......................                                                     (112)
  Acquisitions......................................             26                                   341,984
  Comcast purchase..................................              8                                    99,897
 Exercise of antidilutive rights....................                                                     (842)
 Deferred compensation..............................                                                   17,617
 Interest on notes receivable.......................
 Unrealized loss on available-for-sale securities,
  net of income taxes...............................
 Net loss...........................................                                                               (556,020)
                                                        -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1996..........................            211    17,830,000            18     3,672,908    (1,135,251)
 Issuance of common stock:
  Exercise of options and warrants..................              3                                    23,621
  Employee stock purchase plan......................                                                   (1,848)
  Acquisitions......................................             19                                   388,062
  Digital Radio option..............................             15                                   232,471
  Consent solicitation..............................              4                                    63,452
  Conversion of preferred stock.....................              1                                     9,454
 Issuance of warrants of subsidiary.................                                                   14,800
 Repurchase of Comcast option.......................                                                  (25,000)
 Issuance of McCaw option to purchase common
  stock.............................................                                                   24,743
 Deferred compensation..............................                                                    6,266
 Collection of notes receivable.....................
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Redeemable preferred stock dividends...............                                                  (29,119)
 Net loss...........................................                                                             (1,613,854)
                                                        -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1997..........................            253    17,830,000            18     4,379,810    (2,749,105)
 Issuance of common stock:
  Exercise of options and warrants..................              4                                    28,157
  Employee stock purchase plan......................                                                      326
  Acquisitions......................................              5                                   121,077
  Option Acquisition exercise.......................             10                                       (10)
Deferred compensation...............................                                                     (475)
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Foreign currency translation adjustment............
 Redeemable preferred stock dividends...............                                                 (149,161)
 Net loss...........................................                                                             (1,652,088)
                                                        -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998..........................    $       272    17,830,000   $        18   $ 4,379,724   $(4,401,193)
                                                        ===========   ===========   ===========   ===========   ===========


                                                           TREASURY STOCK                           NOTES
                                                               AMOUNT                             RECEIVABLE
                                                      -------------------------     DEFERRED         FROM
                                                        SHARES        AMOUNT      COMPENSATION   STOCKHOLDERS
                                                      -----------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1995..........................       24,860   $      (768)  $     (3,618)  $     (1,018)
 Issuance of common stock:
  Exercise of options and warrants..................       73,914        (1,242)
  Employee stock purchase plan......................       (7,360)          227
  Acquisitions......................................    1,904,000       (37,009)
  Comcast purchase..................................
 Exercise of antidilutive rights....................     (373,846)        7,392
 Deferred compensation..............................                                    (8,623)
 Interest on notes receivable.......................                                                      (82)
 Unrealized loss on available-for-sale securities,
  net of income taxes...............................
 Net loss...........................................
                                                      -----------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1996..........................    1,621,568       (31,400)       (12,241)        (1,100)
 Issuance of common stock:
  Exercise of options and warrants..................      (74,903)        1,569
  Employee stock purchase plan......................     (279,045)        5,424
  Acquisitions......................................      (50,000)          972
  Digital Radio option..............................
  Consent solicitation..............................
  Conversion of preferred stock.....................
 Issuance of warrants of subsidiary.................
 Repurchase of Comcast option.......................
 Issuance of McCaw option to purchase common
  stock.............................................
 Deferred compensation..............................                                     3,777
 Collection of notes receivable.....................                                                    1,100
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Redeemable preferred stock dividends...............
 Net loss...........................................
                                                      -----------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1997..........................    1,217,620       (23,435)        (8,464)            --
 Issuance of common stock:
  Exercise of options and warrants..................      (95,183)        1,850
  Employee stock purchase plan......................     (421,342)        8,187
  Acquisitions......................................
  Option Acquisition exercise.......................
Deferred compensation...............................                                     6,475
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................
 Foreign currency translation adjustment............
 Redeemable preferred stock dividends...............
 Net loss...........................................
                                                      -----------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1998..........................      701,095   $   (13,398)  $     (1,989)  $         --
                                                      ===========   ===========   ============   ============

                                                          ACCUMULATED OTHER
                                                        COMPREHENSIVE (LOSS)
                                                               INCOME
                                                      -------------------------
                                                      UNREALIZED
                                                         GAIN       CUMULATIVE
                                                       (LOSS) ON    TRANSLATION
                                                      INVESTMENTS   ADJUSTMENT       TOTAL
                                                      -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995..........................  $    32,054   $        --   $ 2,945,141
 Issuance of common stock:
  Exercise of options and warrants..................                                   15,595
  Employee stock purchase plan......................                                      115
  Acquisitions......................................                                  305,001
  Comcast purchase..................................                                   99,905
 Exercise of antidilutive rights....................                                    6,550
 Deferred compensation..............................                                    8,994
 Interest on notes receivable.......................                                      (82)
 Unrealized loss on available-for-sale securities,
  net of income taxes...............................      (17,061)                    (17,061)
 Net loss...........................................                                 (556,020)
                                                      -----------   -----------   -----------
BALANCE, DECEMBER 31, 1996..........................       14,993            --     2,808,138
 Issuance of common stock:
  Exercise of options and warrants..................                                   25,193
  Employee stock purchase plan......................                                    3,576
  Acquisitions......................................                                  389,053
  Digital Radio option..............................                                  232,486
  Consent solicitation..............................                                   63,456
  Conversion of preferred stock.....................                                       --
 Issuance of warrants of subsidiary.................                                   14,800
 Repurchase of Comcast option.......................                                  (25,000)
 Issuance of McCaw option to purchase common
  stock.............................................                                   24,743
 Deferred compensation..............................                                   10,043
 Collection of notes receivable.....................                                    1,100
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................        7,805                       7,805
 Redeemable preferred stock dividends...............                                  (29,119)
 Net loss...........................................                               (1,613,854)
                                                      -----------   -----------   -----------
BALANCE, DECEMBER 31, 1997..........................       22,798            --     1,912,420
 Issuance of common stock:
  Exercise of options and warrants..................                                   30,011
  Employee stock purchase plan......................                                    8,513
  Acquisitions......................................                                  121,082
  Option Acquisition exercise.......................                                       --
Deferred compensation...............................                                    6,000
 Unrealized gain on available-for-sale securities,
  net of income taxes...............................      (23,225)                    (23,225)
 Foreign currency translation adjustment............                    (24,050)      (24,050)
 Redeemable preferred stock dividends...............                                 (149,161)
 Net loss...........................................                               (1,652,088)
                                                      -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998..........................  $      (427)  $   (24,050)  $   229,502
                                                      ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                          1998           1997          1996
                                                       -----------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................    $(1,652,088)   $(1,613,854)   $(556,020)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of deferred financing costs and
       accretion of senior redeemable discount
       notes, net of capitalized accreted
       interest....................................        513,411        346,289      188,687
     Depreciation and amortization.................        832,299        526,377      400,831
     Provision for losses on accounts receivable...         82,131         56,753        6,968
     Deferred income tax (benefit) provision.......       (191,912)       258,726     (308,262)
     Extraordinary loss on retirement of debt......        133,225         45,787           --
     Loss on interest rate protection agreement....         46,873             --           --
     Other, net....................................         23,232         28,520        5,393
     Change in current assets and liabilities, net
       of effects from acquisitions:
       Accounts and notes receivable...............       (298,311)      (205,178)     (28,954)
       Subscriber equipment and accessory
          inventory................................         19,425        (68,840)     (19,939)
       Other assets................................        (14,578)       (37,398)      11,985
       Accounts payable, accrued expenses and
          other....................................        184,396        297,404       94,486
                                                       -----------    -----------    ---------
          Net cash used in operating activities....       (321,897)      (365,414)    (204,825)
                                                       -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (Note 1)....................     (2,081,932)    (1,597,420)    (434,641)
  Payments for acquisitions and purchase of
     licenses, net of cash acquired................       (340,165)      (265,085)      49,474
  Proceeds from maturities and sales of marketable
     securities....................................        224,472        107,667      196,771
  Purchases of marketable securities...............        (94,860)      (234,071)    (132,333)
  Payments for capital assets made on behalf of an
     affiliate (Note 3)............................        (92,022)            --           --
  Other investments and advances to affiliates.....       (163,982)       (59,480)     (38,380)
                                                       -----------    -----------    ---------
          Net cash used in investing activities....     (2,548,489)    (2,048,389)    (359,109)
                                                       -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities......................      1,696,747      1,700,279           --
  Issuance of redeemable preferred stock...........        900,000        500,000           --
  Retirement of debt securities....................       (740,791)      (283,288)          --
  Borrowings under long-term credit facilities.....      1,839,021        250,000      581,408
  Repayments under long-term credit facilities.....       (972,021)            --           --
  Revolving line of credit borrowings (repayments),
     net...........................................        222,000        231,250     (296,704)
  Other long-term (repayments) borrowings, net.....         (7,711)        (8,023)       1,009
  Deferred financing costs.........................       (105,133)      (138,845)     (37,676)
  Issuance of common stock and options.............         38,463        285,479      114,752
  Capital contributions from minority
     stockholders..................................         19,589           (685)          --
  Consent solicitation proceeds....................             --         63,456           --
  Option repurchase................................             --        (25,000)          --
  Notes receivable from stockholders...............             --          1,100           --
                                                       -----------    -----------    ---------
          Net cash provided by financing
            activities.............................      2,890,164      2,575,723      362,789
                                                       -----------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................         19,778        161,920     (201,145)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....        301,601        139,681      340,826
                                                       -----------    -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........    $   321,379    $   301,601    $ 139,681
                                                       ===========    ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS -- Nextel Communications, Inc., and its subsidiaries ("Nextel" or the "Company") provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission ("FCC"). In addition to its digital operations, Nextel also operates analog wireless networks that provide analog specialized mobile radio ("SMR") services. Nextel's digital network ("Digital Mobile Network") has been developed and deployed advanced digital mobile communication systems technology with a multi-site configuration permitting frequency reuse. Nextel's Digital Mobile Network utilizes digital transmission technology developed by Motorola Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). Nextel's principal business objective is to offer high-capacity, high quality, advanced communications services on its Digital Mobile Network to its customers in metropolitan markets throughout the United States and to become a major participant in the global wireless communications business.

     Through Nextel's substantially wholly-owned subsidiary Nextel International, Inc. ("Nextel International"), and Nextel International's operating subsidiaries and affiliates that own and operate wireless communications systems, Nextel has interests in wireless operations in Latin America, Asia and Canada. To fund its network build-out requirements and operations, Nextel International will require a significant amount of capital. Based on Nextel International's current estimate of its funding requirements for 1999, Nextel International believes that it will have adequate funding to continue its operations into the latter half of 1999. Such assessment is based on Nextel International's assumed utilization of its available cash and cash equivalents and borrowings expected to be available in connection with the Brazil Motorola Financing, the Argentina Credit Facility and the International Motorola Financing (each as defined in Note 8) to meet Nextel International's assumed cash needs during 1999. Future cash needs include reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations. Nextel International is reviewing various financing options, including private debt or equity financing, that if obtained would provide Nextel International with sufficient funds to meet its funding requirements for the remainder of fiscal year 1999. If Nextel International is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, Nextel International would be required to curtail its operations significantly in 1999 to reduce the scope of its expansion and the enhancement of its networks.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

     CONCENTRATIONS OF RISK -- The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

     Motorola is currently Nextel's sole source for the iDEN infrastructure and subscriber handset equipment used by Nextel throughout its markets. Nextel expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile Network and handset equipment for the next several years. The failure by Motorola to deliver necessary technology improvements and enhancements, iDEN system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on Nextel. Currently, however, there are no arrangements in effect with any additional manufacturers to supply Nextel with alternative sources for either iDEN system infrastructure or subscriber equipment.

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

     The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influence over operating and financial policies but does not have a controlling interest and the cost method is used to account for unconsolidated investments in companies in which the Company does not exercise significant influence over operating or financial policies and does not have a controlling interest.

     FOREIGN CURRENCY TRANSLATION -- Results of operations for foreign investments are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. All gains or losses resulting from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of operations. During the years ended December 31, 1998 and 1997, the Company recognized approximately $9.5 million and $6.0 million in transaction gains; no significant transaction gains or losses were recorded during the year ended December 31, 1996.

     Through 1997, Communicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico") and McCaw International (Brazil), Ltd. ("Nextel Brazil") were considered to be operating in highly inflationary economies as defined by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, Nextel Mexico and Nextel Brazil used the U.S. dollar as their functional currency. Due to the economic environment in which it operates, Nextel Peru also uses the U.S. dollar as its functional currency. Effective January 1, 1998, Nextel Brazil was no longer considered to be operating in a highly inflationary economy and began using the Brazilian real as its functional currency. Effective January 1, 1999, Nextel Mexico was no longer considered to be operating in a highly inflationary economy and began using the Mexican peso as its functional currency.

     CASH AND CASH EQUIVALENTS; SUPPLEMENTAL CASH FLOW INFORMATION -- Cash equivalents consist of time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase. At December 31, 1998 and 1997, approximately $121.1 million and $159.8 million, respectively, in cash and cash equivalents held by Nextel International and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic businesses due to restrictions contained in the indentures related to the 10-year discount notes issued by Nextel International in March 1997 (the "1997 NI Notes") and in March 1998 (the "1998 NI Notes" and the related indentures collectively, the "NI Indentures").

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Supplemental disclosures of cash flow information are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
CASH PAID:
  Interest paid..........................................    $151,495    $105,464    $ 32,660
                                                             ========    ========    ========
  Income taxes paid......................................    $     --    $     --    $  1,290
                                                             ========    ========    ========

     Total recorded capital expenditures were $2,336.2 million, $1,641.5 million and $570.0 million for 1998, 1997 and 1996, respectively, including increases in amounts accrued and unpaid or financed of $254.3 million, $44.1 million and $135.3 million at December 31, 1998, 1997 and 1996, respectively. Total capital expenditures include interest capitalized in connection with the construction and development of Nextel's Digital Mobile Network of approximately $55.2 million, $43.0 million and $32.9 million during the years ended December 31, 1998, 1997 and 1996, respectively. Total capital expenditures in 1998 are net of gross proceeds of approximately $112.6 million in switch equipment sold in a sale-leaseback transaction (see Note 11).

     INVESTMENTS -- Marketable debt securities and certificates of deposit with original maturities greater than three months are classified as marketable securities. Marketable equity securities intended to be held more than one year are classified as other long-term assets. At December 31, 1997, approximately $128.6 million of investments held by Nextel International and its subsidiaries were not available to fund any of the cash needs of Nextel's domestic Digital Mobile Network and SMR businesses due to restrictions contained in the NI Indentures.

     All of the Company's debt and equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity. Realized gains or losses, as determined on a specific identification basis, and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Investments that are not considered marketable securities are recorded at the lower of cost or market and included in other assets. Management of the Company believes its investment policy limits exposure to concentrations of credit risk.

     SUBSCRIBER EQUIPMENT AND ACCESSORY INVENTORY -- Subscriber equipment and related accessories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are calculated using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 10 years for equipment, and 3 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. The Company recorded additional depreciation expense of $27.5 million in the fourth quarter of 1998 to reflect depreciation on assets placed in service in prior quarters.

     Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of Nextel's Digital Mobile Network. Assets under construction are not depreciated until placed into service. The Company capitalizes interest that is applicable to the construction of significant additions to system equipment.

     INTANGIBLE ASSETS -- Intangible assets are recorded at cost and are amortized using the straight-line method based on estimated useful lives of 40 years for FCC licenses and the excess of purchase price over

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     FCC licenses are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz Economic Areas or 900 MHz Metropolitan Trading Areas in the U.S. Currently, FCC licenses are issued for a period of ten years, and are subject to certain construction and operational requirements. The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies, and the Communications Act of 1934, as amended. The Company believes that it has met and will continue to meet all requirements necessary to secure the retention and renewal of its FCC licenses.

     REVENUE RECOGNITION -- Revenue is recognized for airtime and other services over the period earned, net of credits and adjustments. Revenue from sales of equipment is recognized when the equipment is delivered. The cost of customer discounts and rebates are recorded when the related revenues are recognized.

     Certain of the Company's digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. The Company defers recognition of such sales until the distributors sell the merchandise.

     DIGITAL MOBILE NETWORK EQUIPMENT AND ACCESSORY SALES AND RELATED COSTS -- The loss generated from the sale of subscriber units used in Nextel's Digital Mobile Network primarily results from the Company's subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated equipment and accessory sales revenue and the related cost of sales of digital subscriber units and related accessories, which include current period order fulfillment and installation related expenses and write downs of subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Equipment and accessory sales.............................   $ 448,428   $ 246,074   $129,252
Cost of equipment and accessory sales.....................     702,543     396,948    154,678
                                                             ---------   ---------   --------
                                                             $(254,115)  $(150,874)  $(25,426)
                                                             =========   =========   ========

     INCOME TAXES -- Deferred tax assets and liabilities are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

     LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED -- In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. As presented, the Company's basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares (including shares issuable upon exercise of options, warrants or conversion rights) since their effect would be antidilutive due to the Company's losses.

     COMPREHENSIVE INCOME -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The adoption of this statement effective January 1, 1998 had no impact on the Company's results of operations or financial position since the statement requires only additional financial information disclosure. Prior years' financial statements have been reclassified to conform to the requirements of SFAS 130.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

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

2.   SIGNIFICANT BUSINESS COMBINATIONS AND INVESTMENTS

DOMESTIC TRANSACTIONS

     During 1998, the Company acquired several analog SMR businesses for a total purchase price of $204.4 million, consisting of $80.8 million in cash and approximately 5.1 million shares of Nextel Class A Common Stock, par value $0.001 per share ("Common Stock") having an aggregate value of $119.1 million on the contract date. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

     In November 1997, the merger with Pittencrieff Communications, Inc. ("Pittencrieff"), an operator of analog SMR systems in Texas, Oklahoma, New Mexico and Arizona, was consummated, whereby the

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stockholders of Pittencrieff received approximately 6.2 million shares of Common Stock (or rights to receive such stock) having an aggregate value of approximately $169.6 million at closing.

     In January 1996, the merger with Dial Page, Inc. ("Dial Page"), an operator of analog SMR systems in the southeastern United States, was consummated, whereby the stockholders of Dial Page received approximately 26.8 million shares of Common Stock (or rights to receive such stock), having an aggregate value of approximately $277.9 million on the contract date.

INTERNATIONAL TRANSACTIONS

     MEXICO -- Through a series of investments in 1995 and 1996, Nextel International acquired approximately 30.1% of the outstanding shares of Nextel Mexico. Upon acquiring a 30.1% ownership interest, Nextel International commenced accounting for Nextel Mexico using the equity method of accounting. During the year ended December 31, 1996, Nextel International recorded a $10.8 million charge as a result of changing from the cost method to the equity method of accounting.

     Through a series of transactions during 1997, Nextel International acquired substantially all of the remaining shares of Nextel Mexico, thereby increasing Nextel International's equity interest to approximately 100%. Nextel International began consolidating the accounts of Nextel Mexico on September 1, 1997, as a result of its having obtained greater than 50% of the outstanding common stock and control of Nextel Mexico.

     BRAZIL -- In January 1997, Nextel acquired an 81% interest in Nextel Brazil, from Telcom Ventures, Inc. ("Telcom Ventures") for a purchase price of $186.3 million, which was paid with approximately 12.0 million shares of Common Stock. Nextel simultaneously contributed its interest in Nextel Brazil to Nextel International. Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require Nextel International to redeem its 19% interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. Nextel International is currently required to fund 100% of Nextel Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest. Dividends may be declared at the discretion of Nextel Brazil's board of directors and are allocated based on the ownership percentages in effect at the date of declaration. No dividends have been declared to date.

     In September 1997, a subsidiary of Nextel Brazil acquired 49% of the capital stock and certain assets of a Brazilian indirect wholly-owned subsidiary of Motorola ("MCS") for total consideration of approximately $19.3 million. In connection with this transaction, Nextel International's ownership in its Brazilian operations was effectively reduced to 77%. In September 1998, Nextel International exercised its option to purchase the remaining 51% interest in MCS for an exercise price of $3.2 million.

     ARGENTINA -- In August 1996, Nextel International acquired all of the outstanding shares of McCaw Argentina S.R.L. ("Nextel Argentina"). On May 6, 1997, Nextel International contributed its 100% ownership interest in Nextel Argentina into a joint venture (the "Argentina Joint Venture") between Nextel International and Wireless Ventures of Argentina, L.L.C. ("WVA"). As of December 31, 1997, Nextel International had a 50% voting interest and shared equally in the profits and losses of the joint venture. Commencing on May 6, 1997, Nextel International accounted for its investment in the joint venture under the equity method of accounting. On January 30, 1998, Nextel International acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46.0 million. As a result of the purchase, Nextel International began consolidating the accounts of Nextel Argentina effective February 1, 1998.

     PERU -- On January 29, 1998, Nextel International acquired a 70.1% interest in Communicaciones Nextel del Peru, S.A. ("Nextel Peru") for a purchase price of $27.9 million, which was paid in the form

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of capital contributions from January 29, 1998 through July 30, 1998. As of the closing date of Nextel International's investment in Nextel Peru, Motorola International Development Corporation, a wholly-owned subsidiary of Motorola ("Motorola International") held a 19.9% interest in Nextel Peru. The acquisition was accounted for as a purchase and, accordingly, Nextel International began consolidating the accounts of Nextel Peru on February 1, 1998.

     On October 30, 1998, Nextel International sold approximately 10% of the outstanding shares of Nextel Peru to Motorola International for approximately $6.0 million (the "Nextel Peru Put Transaction"). Additionally, as a result of the decision of the other minority shareholder of Nextel Peru not to contribute his pro rata share of capital contributions to Nextel Peru during 1998, such shareholder's equity interests in Nextel Peru has been diluted and Nextel International's and Motorola International's equity interests in Nextel Peru have increased. Immediately following the closing of the Nextel Peru Put Transaction, and giving effect to the dilution of the equity interest of the other minority shareholder during 1998, Nextel International and Motorola International held approximately 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru.

     PHILIPPINES -- In April 1998, Nextel International and the three other principal groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines") entered into agreements relating to the restructuring and governance of Nextel Philippines. Among other things, these agreements triggered a repurchase and transfer of certain shares of Nextel Philippines held by one of the local shareholder groups. As a result of transactions relating to these agreements, Nextel International's aggregate direct or indirect equity interests in Nextel Philippines increased from 30% to 38%.

     JAPAN -- On March 17, 1998, Nextel International purchased a 21% equity interest in J-Com Co., Ltd., an ESMR provider in Japan ("J-Com"), for a purchase price of Y77.2 million and provided a shareholder loan of Y4.1 billion (approximately $0.6 million and $31.5 million, respectively based on the exchange rate on the date of purchase). DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. Nextel International's investment in J-Com is accounted for using the equity method.

     SHANGHAI, PEOPLE'S REPUBLIC OF CHINA -- As of December 31, 1998, Nextel International maintained a 30% ownership interest in Shanghai CCT -- McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw"), a Chinese equity joint venture. Shanghai CCT McCaw currently participates in a Global System for Mobile communications network in Shanghai, China (the "Shanghai GSM System") through a profit sharing arrangement (the "Unicom Agreement") with China United Communications, Ltd., the owner of the Shanghai GSM system. Foreign entities or individuals are not permitted to directly own or operate telecommunications systems in China under current law. The Company does not have the right to influence the operations of the Shanghai GSM System and therefore accounts for its investment in Shanghai CCT McCaw under the cost method.

     Under the Unicom Agreement as amended, Shanghai CCT McCaw has the right to receive 40.2% of the profits, as defined, of the Shanghai GSM System. Nextel International, through its 30% interest in Shanghai CCT McCaw and Shanghai CCT McCaw's right to receive 40.2% of the profits of the Shanghai GSM System, has the right to receive approximately 12.1% of the profits of the Shanghai GSM System.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     ACQUISITIONS - The total purchase price and net assets acquired for domestic and international acquisitions completed are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998        1997         1996
                                                           --------    ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Direct cost of acquisitions:
  Cash and accrued transaction costs...................    $125,435    $ 154,462    $  30,487
  Common stock, warrants and options...................     119,373      382,910      296,881
  Intangible assets....................................       2,080           --           --
                                                           --------    ---------    ---------
                                                           $246,888    $ 537,372    $ 327,368
                                                           ========    =========    =========
Net assets acquired:
  Working capital - net................................    $ (7,287)   $ (29,218)   $  53,641
  Property, plant and equipment........................      46,235       51,661      202,420
  Intangible assets....................................     233,330      700,582      556,250
  Other assets.........................................       6,117        7,377        4,290
  Long-term debt.......................................        (138)     (15,280)    (379,017)
  Deferred income taxes................................     (31,369)    (177,750)    (110,216)
                                                           --------    ---------    ---------
                                                           $246,888    $ 537,372    $ 327,368
                                                           ========    =========    =========

     PRO FORMA RESULTS -- Results of operations for the years ended December 31, 1998, 1997 and 1996 were not materially affected by the acquisitions consummated in 1998, 1997 and 1996; accordingly, pro forma results are not presented. All of the acquisitions described above were accounted for by the purchase method. Accordingly, assets and liabilities have been reflected at fair value at the date of acquisition. The operating results of the acquired companies are included in the consolidated statements of operations from their respective acquisition dates.

3.   ASSETS HELD FOR SALE

     On January 29, 1999, Nextel, Nextel Partners, Inc. ("Nextel Partners") and certain other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw ("Mr. McCaw") entered into definitive agreements related to the capitalization, governance, financing, and operation of Nextel Partners. Nextel Partners plans to construct and operate a digital wireless system utilizing iDEN technology employed in Nextel's national network in certain mid-size and smaller markets in the United States.

     In connection with this transaction, the Company received cash of $132.4 million related to the sale of assets and the reimbursement of certain costs and net operating expenses, subject to certain post closing adjustments. Additionally, Nextel agreed to transfer certain FCC licenses in these markets to Nextel Partners in exchange for equity interests in Nextel Partners having an agreed value at issuance of $131.1 million. Nextel's voting interest in Nextel Partners is approximately 29%. Under certain circumstances, Nextel will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices. The Company's investment in Nextel Partners will be accounted for using the equity method. During 1998, Nextel paid approximately $92 million for capital assets and related expenditures purchased on behalf of Nextel Partners, all of which was sold to Nextel Partners on January 29, 1999.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments as of December 31, 1998 and 1997 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      1998                        1997
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Time deposits...........................    $    8,013    $    8,013    $  131,404    $  131,404
Equity securities classified within
  other assets..........................    $   68,037    $   68,037    $   95,252    $   95,252
Other assets............................    $   71,472    $   71,472    $   68,623    $   68,623
Debt....................................    $7,720,248    $7,350,444    $5,045,827    $5,243,627
Interest rate risk management
  agreements............................    $  (59,708)   $ (118,980)   $       --    $   (7,919)
Mandatorily redeemable preferred
  stock.................................    $1,578,252    $1,491,563    $  529,119    $  578,289

     CASH AND CASH EQUIVALENTS, TIME DEPOSITS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -- The carrying amounts of these items are a reasonable estimate of their fair value. Time deposits are restricted and cannot be used to fund normal business operations.

     MARKETABLE SECURITIES -- The fair value of these securities are estimated based on quoted market prices. At December 31, 1998 and 1997, marketable securities consist of the following:

                                                                                      UNREALIZED
                                                              COST      FAIR VALUE    GAIN (LOSS)
                                                            --------    ----------    -----------
                                                                   (DOLLARS IN THOUSANDS)
1998
Available for sale:
  Equity securities, included in other assets...........    $ 69,159     $ 68,037       $(1,122)
1997
Available for sale:
  Debt securities due in one year or less...............    $129,978     $131,404       $ 1,426
  Equity securities, included in other assets...........    $ 69,159     $ 95,252       $26,093

     OTHER ASSETS -- The carrying value of other assets, consisting primarily of escrow deposits, is a reasonable estimate of their fair value. At December 31, 1998 and 1997, it was not practicable to value investments in nonmarketable equity securities (primarily of Shanghai CCT McCaw) with a carrying value of approximately $15.7 million and $19.7 million, respectively. Accordingly, these investments are excluded from the above table.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     DEBT -- The fair value of these securities is estimated based on quoted market prices of the Company's senior redeemable notes. Carrying value approximates fair value for the Company's bank and vendor credit facilities, as interest rates are reset periodically.

     INTEREST RATE RISK MANAGEMENT AGREEMENTS -- The fair value of these agreements is based on estimates obtained from dealers to settle the interest rate swap and collar agreements.

     MANDATORILY REDEEMABLE PREFERRED STOCK -- The fair value of these securities is estimated based on quoted market prices.

5.   ACCOUNTS AND NOTES RECEIVABLE

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
Trade.......................................................    $487,980    $284,053
Notes receivable............................................          --       2,964
Other.......................................................      18,014      10,210
Less allowance for doubtful accounts........................     (62,547)    (56,590)
                                                                --------    --------
                                                                $443,447    $240,637
                                                                ========    ========

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Land........................................................    $     4,218    $     3,047
Buildings and improvements..................................         72,163         37,901
System equipment............................................      4,307,943      2,835,534
Office equipment, furniture and fixtures and other..........        512,457        247,852
Less accumulated depreciation and amortization..............     (1,202,066)      (594,473)
                                                                -----------    -----------
                                                                  3,694,715      2,529,861
Construction in progress....................................      1,220,310        695,742
                                                                -----------    -----------
                                                                $ 4,915,025    $ 3,225,603
                                                                ===========    ===========

7.   INTANGIBLE ASSETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
FCC licenses................................................    $ 4,299,230    $ 3,945,838
Excess of purchase price over fair value of net assets
  acquired..................................................      1,284,329      1,258,400
Customer lists..............................................        209,614        173,673
Noncompetition covenants....................................         29,472         55,109
Other.......................................................         31,790         31,280
                                                                -----------    -----------
                                                                  5,854,435      5,464,300
Less accumulated amortization...............................       (917,311)      (764,554)
                                                                -----------    -----------
                                                                $ 4,937,124    $ 4,699,746
                                                                ===========    ===========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.   LONG-TERM DEBT

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
11.5% Senior Redeemable Discount Notes due 2003, net of
  unamortized discount of $0 and $24,564....................    $   35,811    $  318,801
9.75% Senior Redeemable Discount Notes due 2004, net of
  unamortized discount of $12,800 and $113,926..............     1,113,635     1,012,509
10.125% Senior Redeemable Discount Notes due 2004, net of
  unamortized discount of $66,491 and $111,870..............       343,385       298,006
12.25% Senior Redeemable Discount Notes due 2004, net of
  unamortized discount of $1,083 and $104,504...............         7,543       326,966
10.25% Senior Redeemable Discount Notes due 2005, net of
  unamortized discount of $22,411 and $34,320...............        92,754        80,845
13.0% Senior Redeemable Discount Notes due 2007, (issued by
  Nextel International), net of unamortized discount of
  $337,065 and $411,571.....................................       614,398       539,892
10.65% Senior Redeemable Discount Notes due 2007, net of
  unamortized discount of $267,942 and $324,329.............       572,058       515,671
9.75% Senior Serial Redeemable Discount Notes due 2007, net
  of unamortized discount of $344,849 and $416,021..........       784,251       713,079
9.95% Senior Serial Redeemable Discount Notes due 2008, net
  of unamortized discount of $536,495.......................     1,090,505            --
12.125% Senior Redeemable Discount Notes due 2008, (issued
  by Nextel International), net of unamortized discount of
  $289,349..................................................       440,651            --
12.0% Senior Serial Redeemable Notes due 2008, net of
  unamortized discount of $4,228............................       295,772            --
Bank credit facility, interest payable quarterly at an
  adjusted rate calculated either on the prime rate or LIBOR
  (7.0625% to 10.5% -- 1998; 8.25% to 9.0% -- 1997).........     2,118,000     1,021,000
Vendor credit facility, interest payable quarterly at 2.0%
  over the prime rate (10.5% -- 1998 and 1997)..............            --       152,021
Nextel International vendor credit facility, interest
  payable semiannually at 2.5% over the prime rate (10.25%
  to 11.0% -- 1998; 11.0% -- 1997)..........................       110,771        50,250
Nextel Argentina bank credit facility, interest payable
  quarterly at an adjusted rate calculated either on the
  prime rate or LIBOR (8.75% to 9.50% -- 1998)..............        83,500            --
Other.......................................................        17,214        16,787
                                                                ----------    ----------
                                                                 7,720,248     5,045,827
Less current portion........................................        (9,875)       (7,577)
                                                                ----------    ----------
                                                                $7,710,373    $5,038,250
                                                                ==========    ==========

SENIOR REDEEMABLE DISCOUNT NOTES

     OLD SENIOR NOTES ISSUED BEFORE 1997 -- The 11.5% Senior Redeemable Discount Notes due 2003 (the "Nextel 2003 Notes") were noncallable until September 1, 1998. Cash interest on the Nextel 2003 Notes accrues beginning September 1, 1998 and is payable semiannually beginning March 1, 1999 at a rate of 11.5% per annum.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 9.75% Senior Redeemable Discount Notes due 2004 (the "Nextel 2004 Notes") were noncallable until February 15, 1999. Accrual of cash interest on the Nextel 2004 Notes commenced on February 15, 1999 and is payable semiannually beginning August 15, 1999 at a rate of 9.75% per annum.

     The 10.125% Senior Redeemable Discount Notes due 2004 (the "OneComm 2004 Notes") were noncallable until January 15, 1999. Accrual of cash interest on the OneComm 2004 Notes commenced on January 15, 1999 and is payable semiannually beginning July 15, 1999 at a rate of 10.125% per annum.

     The 12.25% Senior Redeemable Discount Notes due 2004 (the "Dial Page 2004 Notes") are noncallable until April 15, 1999. Cash interest on the Dial Page 2004 Notes will accrue beginning on April 15, 1999 and is payable semiannually beginning October 15, 1999 at a rate of interest of 12.25% per annum.

     The 10.25% Senior Redeemable Discount Notes due 2005 (the "Dial Page 2005 Notes") were noncallable until December 15, 1998. Accrual of cash interest on the Dial Page 2005 Notes commenced on December 15, 1998 and is payable semiannually beginning June 15, 1999 at a rate of 10.25% per annum.

     Each of the notes issued before 1997 is an unsecured obligation that ranks equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel.

     NEXTEL INTERNATIONAL 2007 NOTES -- On March 3, 1997, Nextel International completed the sale of 951,463 units generating approximately $482.0 million in net proceeds. Each unit is comprised of a 10-year senior discount note with a principal due at maturity of $1,000 and one warrant to purchase 0.38748 shares of Nextel International's common stock ("NI Common") at an exercise price of $9.99 per share any time after March 6, 1998 and prior to March 6, 2007. The warrants entitle the holders to purchase an aggregate of approximately 1% of the current outstanding shares of NI Common on a fully diluted basis and were valued at approximately $14.8 million based on the difference between the gross proceeds and the present value of the accreted amount of the bond at time of first call including the call premium. Cash interest will not accrue on the 1997 NI Notes prior to April 15, 2002 and will be payable in cash semiannually beginning October 15, 2002 at a rate of 13% per annum. The 1997 NI Notes are redeemable in whole or in part, at Nextel International's option at any time on or after April 15, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of the outstanding 1997 NI Notes may be redeemed (using the proceeds of one or more sales of qualified Nextel International equity securities) prior to April 15, 2000, at the option of Nextel International under specified circumstances, at 113% of their accreted value on the date of redemption. The 1997 NI Notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

     SEPTEMBER 2007 NOTES -- On September 17, 1997, Nextel completed the sale of $840.0 million in principal amount at maturity of its 10.65% Senior Redeemable Discount Notes due 2007 (the "September 2007 Notes"), generating approximately $486.0 million in net cash proceeds. Cash interest will not accrue on the September 2007 Notes prior to September 15, 2002 and will be payable semiannually beginning March 15, 2003 at a rate of 10.65% per annum. The September 2007 Notes are redeemable in whole or in part, at Nextel's option, on or after September 15, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 33 1/3% of the aggregate accreted value of the outstanding September 2007 Notes may be redeemed (using the proceeds of one or more sales of Common Stock) prior to September 15, 2000, at the option of Nextel under specified circumstances, at 110.65% of their accreted value on the date of redemption. The September 2007 Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     OCTOBER 2007 NOTES -- On October 22, 1997, Nextel completed the sale of $1,129.1 million in principal amount at maturity of its 9.75% Senior Serial Redeemable Discount Notes due 2007 (the "October 2007 Notes") generating approximately $682.0 million in net cash proceeds. Cash interest will not accrue on the October 2007 Notes prior to October 31, 2002 and will be payable semiannually beginning April 30, 2003, at a rate of 9.75% per annum. The October 2007 Notes are redeemable in whole or in part, at Nextel's option, on or after October 31, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 33 1/3% of the aggregate accreted value of the outstanding October 2007 Notes may be redeemed (using the proceeds of one or more sales of Common Stock) prior to October 31, 2000, at the option of Nextel under specified circumstances, at 109.75% of their accreted value on the date of redemption. The October 2007 Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel.

     FEBRUARY 2008 NOTES -- On February 11, 1998, Nextel completed the sale of $1,627.0 million in principal amount at maturity of its 9.95% Senior Serial Redeemable Discount Notes due 2008 (the "February 2008 Notes") generating approximately $975.9 million in net cash proceeds. Cash interest will not accrue on the February 2008 Notes prior to February 15, 2003, and will be payable semiannually beginning August 15, 2003 at a rate of 9.95% per annum. The February 2008 Notes are redeemable in whole or in part, at Nextel's option at any time, on or after February 15, 2003 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of the outstanding February 2008 Notes may be redeemed (using the proceeds of one or more sales of Common Stock) on or prior to February 15, 2001, at the option of Nextel under specified circumstances, at 109.95% of their accreted value on the date of redemption. The February 2008 Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel.

     NEXTEL INTERNATIONAL 2008 NOTES -- On March 12, 1998, Nextel International completed the sale of $730.0 million in principal amount at maturity of 12.125% Senior Discount Notes due 2008, generating approximately $387.0 million in net cash proceeds. Cash interest will not accrue on the 1998 NI Notes prior to April 15, 2003, and will be payable semiannually beginning October 15, 2003 at a rate of 12.125% per annum. The 1998 NI Notes become redeemable in whole or in part at Nextel International's option at any time, on or after April 15, 2003 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of the outstanding 1998 NI Notes may be redeemed (using the proceeds of one or more sales of qualified Nextel International equity securities) prior to April 15, 2001, at the option of Nextel International under specified circumstances, at 112.125% of their accreted value on the date of redemption. The 1998 NI Notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

     NOVEMBER 1998 NOTES -- On November 4, 1998, the Company completed a private placement of $300.0 million in principal amount at maturity of its 12.0% Senior Serial Redeemable Notes due 2008 (the "November 1998 Notes") generating approximately $289.3 million in net cash proceeds. Cash interest on the November 1998 Notes will be payable semiannually beginning May 1, 1999 at a rate of 12.0% per annum. The November 1998 Notes are redeemable in whole or in part at Nextel's option on or after November 1, 2003, at specified redemption prices plus accrued and unpaid interest. Up to 35% of the original principal amount of the November 1998 Notes may be redeemed (using the proceeds of one or more sales of Common Stock) on or prior to November 1, 2001, at the option of Nextel under specified circumstances, at 112% of their principal amount, plus accrued and unpaid interest to the date of redemption. The November 1998 Notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     EXTRAORDINARY ITEMS -- During the fourth quarter of 1997, the Company utilized $283.3 million of the proceeds from the issuance of the October 2007 Notes to repurchase $182.5 million in principal amount at maturity of Nextel 2003 Notes and $110.4 million in principal amount at maturity of Dial Page 2004 Notes (collectively, the "Targeted Notes") at a cost in excess of related carrying amounts. Accordingly, the Company recognized an extraordinary loss of approximately $45.8 million related to the early retirement of debt representing the excess of the purchase price over the carrying value of the repurchased Targeted Notes and the write-off of associated unamortized deferred financing costs of approximately $10.5 million.

     On April 3, 1998, the Company concluded a cash tender offer and related consent solicitation with respect to all of the remaining outstanding Targeted Notes. The Company paid approximately $740.8 million for the tendered Targeted Notes (representing both the purchase price of the tendered Targeted Notes and related consent fees) utilizing a portion of the proceeds from the issuance of the February 2008 Notes. As a result of the early retirement of the tendered Targeted Notes, the Company recognized an extraordinary loss of approximately $133.2 million, representing the excess of the purchase price over the carrying values of the tendered Targeted Notes and the write-off of associated unamortized deferred financing costs of approximately $19.3 million.

     INDENTURE AMENDMENTS -- On June 13, 1997, Nextel concluded a solicitation to obtain the consent of the requisite number of holders of the Nextel 2003 Notes, Nextel 2004 Notes, OneComm 2004 Notes, Dial Page 2004 Notes and Dial Page 2005 Notes (collectively, the "Old Senior Notes") to certain amendments and waivers to specific provisions of the indentures governing the Old Senior Notes (as amended and modified, the "Old Indentures"). The amendments included certain modifications to the debt incurrence limitations to allow Nextel to incur additional indebtedness and modifications to make the terms and covenants uniform among the Old Indentures.

BANK AND VENDOR CREDIT FACILITIES

     DOMESTIC FACILITIES -- In September 1996, Nextel, Nextel Finance Company ("NFC"), a wholly-owned subsidiary of Nextel, and certain other domestic subsidiaries of Nextel entered into definitive agreements with respect to a secured credit facility arranged by a group of banks (the "Old Bank Credit Facility") which provided for up to $1,905.0 million of secured financing, consisting of $1,085.0 million in revolving loans and $820.0 million in term loans. Concurrently, NFC and such subsidiaries entered into amended financing arrangements with Motorola and NTFC Capital Corporation (the "Vendor Credit Facility") which provided for up to $395.0 million of secured financing, consisting of a $195.0 million revolving loan and $200.0 million in term loans.

     Borrowings under the Old Bank Credit Facility and the Vendor Credit Facility (collectively, the "Old Facilities") were ratably secured by liens on certain assets and capital stock of Nextel's subsidiaries that are "restricted" subsidiaries under the terms of the indentures relating to the Company's various outstanding issues of senior discount notes (the "Nextel Indentures"). At December 31, 1997, substantially all of the Company's assets were pledged in connection with the Old Facilities.

     On March 13, 1998, Nextel entered into definitive agreements with respect to a secured credit facility arranged by a group of banks (the "Bank Credit Agreement") and repaid and terminated the Old Facilities. The Bank Credit Agreement initially provided for up to $3.0 billion of secured financing (consisting of a $1.5 billion revolving loan and $1.5 billion in term loans). On October 28, 1998, the Company obtained the approval of its lenders to increase the total potential secured financing capacity under the Bank Credit Agreement to a maximum of $3.5 billion. At the same time, Nextel and its lenders agreed to terms and conditions on which $195.0 million of additional term loans would be made available. Additionally, on December 21, 1998, the Company and its lenders agreed on the terms and conditions on

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

which an additional $100.0 million of term loans would be made available. The term loans mature from March 31, 2006 through March 31, 2007 (with principal repayments beginning September 30, 2001) and the revolving loan commitment is reduced from September 30, 2001 through March 31, 2006. The maturity date of all loans outstanding under the Bank Credit Agreement is subject to acceleration if the aggregate principal amount of some series of Nextel's senior redeemable discount notes is not less than $1.0 billion by specified dates. Borrowings under the Bank Credit Agreement are secured by liens on assets of certain of Nextel's domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The Nextel Indentures contain provisions that may operate to limit the amount of borrowings available under the Bank Credit Agreement in certain circumstances. Based on the amount of equity issuances and debt outstanding at December 31, 1998, the Company may access the $3.295 billion available under the Bank Credit Agreement.

     The Bank Credit Agreement contains covenants which limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of its capital stock or make certain other restricted payments; consolidate, merge or sell all or substantially all of its assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than the telecommunications business. Except for distributions for certain limited purposes, these covenants and the NI Indentures impose limitations which restrict the distribution to Nextel Communications, Inc. of substantially all of the net assets of its subsidiaries. Additionally, Nextel must comply with various financial ratios and the attainment of certain operating results during the term of the Bank Credit Agreement.

     INTERNATIONAL FACILITIES -- In October 1997, Nextel Brazil and Motorola Credit Corporation, a subsidiary of Motorola ("MCC"), entered into an equipment financing agreement whereby MCC agreed to provide up to $125.0 million in term loans (the "Brazil Motorola Financing") to Nextel Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000 and bears interest at an adjustable rate equal to either the prime rate plus 2.5% or LIBOR plus 4.625%. The loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, and guarantees by Nextel International and Motorola International of 93.9% and 6.1%, respectively of Nextel Brazil's obligations under such financing. Additionally, approximately $17 million of Nextel International's cash, cash equivalents and marketable securities was restricted at December 31, 1998 for use as future equity investments in Nextel Brazil and its subsidiaries. The Brazil Motorola Financing contains certain financial and operating covenants. In the event of noncompliance with certain of the financial covenants, Nextel Brazil may cure any such noncompliance by receiving additional equity contributions. The availability of borrowings under the Brazil Motorola Financing is subject to the satisfaction or waiver of certain applicable borrowing conditions.

     On February 27, 1998, Nextel Argentina entered into a senior secured credit facility (the "Argentina Credit Facility") with Chase Manhattan Bank, which, as amended on May 8, 1998 and September 30, 1998, provides up to $100.0 million in term loans. Borrowings under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions and are secured by a pledge of the stock of Nextel Argentina and a first priority lien on substantially all of Nextel Argentina's assets. Loans under the Argentina Credit Facility bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or
(ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is LIBOR multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 through March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. The Argentina Credit Facility also contains certain financial and operating covenants. In March 1999, Nextel

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Argentina notified the administrative agent under the Argentina Credit Facility of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999 and is currently in negotiations with such lenders regarding an amendment to the Argentina Credit Facility to modify the covenants in question for future quarters. There can be no assurance that the lenders will agree to the proposed amendment to the Argentina Credit Facility. Failure to agree to an amendment of the Argentina Credit Facility as proposed could subject the entire amount outstanding under the Argentina Credit Facility to acceleration by the lenders and any such acceleration by the lenders would have a material adverse effect on Nextel International.

     On February 4, 1999, Nextel International and MCC entered into definitive agreements pursuant to which Nextel International may borrow up to $225.0 million of term loan financing (the "International Motorola Financing") consisting of (i) up to $100.0 million in loans to reimburse Nextel International for payments made to Motorola after January 1, 1997 for the purchase of iDEN equipment and related services by or for the benefit of its operating subsidiaries (the "Reimbursement Loans"); and (ii) up to $225.0 million in loans (less the amount of Reimbursement Loans advanced) to (a) finance the cost of iDEN equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (b) repay the principal amounts outstanding under the existing financing facilities between MCC and Nextel Philippines. The "Borrowing Affiliates," for purposes of these agreements include Nextel Mexico, Nextel Peru, Nextel Philippines and J-Com and such other entities in which Nextel International holds an equity interest and which have been so designated by agreement between Nextel International and MCC. The International Motorola Financing will be repaid in eight equal semiannual installments beginning June 30, 2001 through December 31, 2004, will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by Nextel International, a pledge of the shares of stock of certain other direct and indirect subsidiaries of Nextel International and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

DEFERRED FINANCING COSTS

     During 1998, the Company paid $105.1 million in deferred financing costs related to the issuances of the February 2008 Notes, the November 2008 Notes, the Nextel International 2008 Notes, the Series E Preferred Stock, the Zero Coupon Preferred Stock and to the Bank Credit Agreement. During 1997, the Company paid $138.8 million in deferred financing costs primarily related to the issuances of the Nextel International 2007 Notes, the September 2007 Notes, the October 2007 Notes, the Series D Preferred Stock and to the consent solicitation. Costs incurred in 1997 in connection with the consent solicitation of $67.2 million were substantially offset by approximately $63.5 million in proceeds from the sale of approximately 3.9 million shares of Common Stock, offered exclusively to validly consenting holders of the Old Senior Notes, at a price of $16.14 per share.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FUTURE MATURITIES OF LONG-TERM DEBT

     For the years subsequent to December 31, 1998, scheduled annual maturities of long-term debt outstanding as of December 31, 1998 under existing long-term debt agreements are as follows (dollars in thousands):

  1999.....................................................    $    9,875
  2000.....................................................        31,687
  2001.....................................................        69,825
  2002.....................................................       111,995
  2003.....................................................       222,852
Thereafter.................................................     9,156,727
                                                               ----------
                                                                9,602,961
Less unamortized discount..................................    (1,882,713)
                                                               ----------
                                                               $7,720,248
                                                               ==========

9.   INTEREST RATE RISK MANAGEMENT AGREEMENTS

     The Company uses derivative financial instruments consisting of interest rate swap, collar, and rate protection agreements to manage its exposure to adverse movements in interest rates. The Company currently does not hedge foreign currency translation of assets or liabilities or foreign currency transactions. The Company does not use financial instruments for trading or other speculative purposes. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by fluctuations in the value of the underlying instrument or anticipated transaction. The use of derivative financial instruments is monitored through regular communication with senior management. The counterparties expose the Company to credit loss in the event of nonperformance; however, this credit risk is minimized by dealing with a group of major financial institutions with which the Company has other financial relationships. Therefore, the Company does not anticipate nonperformance by these counterparties.

     The Company attempts to achieve a desired proportion of fixed versus floating rate debt by using interest rate swap and collar agreements to change the interest rate characteristics of certain of its debt obligations. Interest rate swap agreements have the effect of converting certain of the Company's variable rate obligations to fixed or other variable rate obligations. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate calculated by reference to notional principal amount. Interest rate collar agreements consist of both an interest rate cap and floor and enable the Company to lock in a predetermined interest rate range. In an interest rate cap, if interest rates rise above a specified level, the Company will receive the differential calculated based on a notional principal amount. In an interest rate floor, if interest rates fall below a specified level, the Company will pay the differential. The resulting amount to be paid or received based on the interest rate differential is accrued as interest rates change and is reflected as an adjustment to interest expense over the life of the swap or collar. The incremental effect on interest expense for the years ended December 31, 1998, 1997 and 1996 was not material. The fair value of the swap and collar agreements is not recognized in the consolidated financial statements (except for the loss associated with terminating the interest rate protection agreement as discussed below), since these agreements meet the criteria for matched swap accounting. The notional amounts of interest rate swap, collar, and interest rate protection agreements were $1,620.0 million and $1,020.0 million at December 31, 1998 and 1997, respectively. At December 31, 1998, based on estimates obtained from dealers, the

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company would be obligated to pay an aggregate of $119.0 million to settle these contracts, which is an estimate of fair value. However, it is not the Company's intention to terminate these agreements.

     In the fourth quarter of 1997, the Company entered into an interest rate protection agreement to hedge interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance with terms identical to the September 2007 Notes and October 2007 Notes. The interest rate protection agreement was terminated on September 29, 1998 since management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expired. Accordingly, a loss of approximately $46.9 million was recognized as other expense within the Company's statement of operations and comprehensive income. The obligation resulting from the termination of this agreement was incorporated into a new interest rate swap agreement, which is payable quarterly through March 31, 2006. As of December 31, 1998, approximately $59.7 million is accrued in other liabilities related to this obligation.

     The following table summarizes the Company's interest rate swap and collar agreements at December 31, 1998:

                                                                              WEIGHTED AVERAGE
                                                                         --------------------------
                                                NOTIONAL       FAIR                  PAY    RECEIVE
                                                 AMOUNT       VALUE      MATURITY    RATE    RATE
                                                ---------   ----------   ---------   ----   -------
                                                (DOLLARS IN THOUSANDS)
Pay fixed rate, receive floating rate........   $870,000    $(108,727)   5.9 years   7.2%     5.3%
Pay floating rate, receive floating rate.....    550,000       (5,559)   3.6 years   5.3%     5.4%
                                                                                     CAP     FLOOR
                                                                                     RATE    RATE
                                                                                     ---      ---
Collars......................................    200,000       (4,695)   4.5 years   6.7%     4.5%

10. INCOME TAXES

     The components of the income tax benefit (provision) were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
Current:
  State.................................................    $     --    $      --    $ (1,070)
                                                            --------    ---------    --------
Deferred:
  Federal...............................................     169,554     (266,753)    272,279
  State.................................................          --           --      35,983
  Foreign...............................................      22,358        8,027          --
                                                            --------    ---------    --------
                                                             191,912     (258,726)    308,262
                                                            --------    ---------    --------
Income tax benefit (provision)..........................    $191,912    $(258,726)   $307,192
                                                            ========    =========    ========

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of taxes computed at the statutory rate to the income tax benefit (provision) is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
Income tax benefit at statutory rate....................    $598,771    $ 458,269    $302,124
State tax benefit, net..................................      50,366       62,487      22,701
Amortization of goodwill................................     (10,111)     (17,483)    (14,104)
Increase in valuation allowance.........................    (438,676)    (767,467)         --
Other...................................................      (8,438)       5,468      (3,529)
                                                            --------    ---------    --------
                                                            $191,912    $(258,726)   $307,192
                                                            ========    =========    ========

     Deferred tax assets and liabilities consist of the following:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Operating loss carryforwards..............................    $1,817,537    $1,213,250
  Deferred interest.........................................        34,141        85,537
  Foreign affiliates........................................        21,944        11,958
  Other.....................................................        45,749        46,629
                                                                ----------    ----------
                                                                 1,919,371     1,357,374
Valuation allowance.........................................    (1,318,882)     (832,069)
                                                                ----------    ----------
                                                                   600,489       525,305
                                                                ----------    ----------
Deferred tax liabilities:
  Property, plant and equipment.............................       110,554       138,763
  Intangibles...............................................     1,207,958     1,269,759
  Other.....................................................        53,303        67,975
                                                                ----------    ----------
                                                                 1,371,815     1,476,497
                                                                ----------    ----------
Net deferred tax liability..................................    $  771,326    $  951,192
                                                                ==========    ==========

     At December 31, 1998, the Company had approximately $4.3 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2018, and approximately $380.7 million of separate return net operating loss carryforwards which expire through 2017. The utilization of tax net operating losses may be subject to certain limitations.

     At December 31, 1998, the Company's foreign subsidiaries had approximately $50.7 million, $61.7 million, and $5.5 million of net operating loss carryforwards for Mexican, Argentinean, and Peruvian income tax purposes, respectively, which expire through 2008. Additionally, the Company's foreign subsidiaries had approximately $74.3 million of net operating loss carryforwards for Brazilian income tax purposes which have no expiration date and can only be utilized up to the limit of 30% of taxable income for the year. The Company's foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

     A significant portion of the Company's deferred tax liabilities will reverse after current net operating losses expire. After considering this and other factors, including recent operating results, the Company

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

increased its valuation allowance in 1998 and 1997 by $486.8 million and $767.5 million, respectively. Of the 1997 amount, approximately $384.1 million was recorded as a charge in the fourth quarter of 1997.

11. COMMITMENTS AND CONTINGENCIES

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

     During December 1998, the Company completed a sale-leaseback transaction involving certain owned switch equipment that will be accounted for as an operating lease. Total net proceeds were approximately $109.9 million, resulting in a pre-tax gain of approximately $4.9 million. The gain, which has been deferred, is being amortized on a straight-line basis over the seven-year lease term.

     For years subsequent to December 31, 1998, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year, net of rental income, are as follows (dollars in thousands):

1999........................................................    $154,030
2000........................................................     147,237
2001........................................................     137,635
2002........................................................     118,550
2003........................................................      75,664
Thereafter..................................................     170,893
                                                                --------
                                                                $804,009
                                                                ========

     Total rental expense, net of rental income, was approximately $181.7 million, $119.4 million and $84.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     LEGAL CONTINGENCIES -- In July 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court for the District of New Jersey. This litigation, which is being pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by certain stockholders and claimed to result from defendants' alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder. The litigation also makes claims of fraud and deceit. Specifically, the plaintiffs claim that such damages resulted from certain defendants' alleged false and misleading statements made by defendants regarding the digital communications technology developed by Motorola and deployed by Nextel in its Digital Mobile Network. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. On July 23, 1997, the United States District Court for the District of New Jersey declined to grant Nextel's motions to dismiss, pursuant to Federal Rule of Civil Procedure Rules 12(b)(6) and
(9)(b), substantially all of the causes of action alleged in the plaintiff's complaint filed in this lawsuit. A ruling on class certification has not yet been made.

     In September 1994, a lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which has been transferred to the United States District Court for the Southern District of Florida, seeks compensatory damages, lost profits and special damages based on the defendants' alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation,

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concern alleged conduct by Nextel's current Vice Chairman and former Chairman of the Board, Morgan O'Brien, in the 1970s and early 1980s prior to the formation of Nextel, assert that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and have been improperly used by, the defendants. The Nextel Board of Directors determined that Morgan O'Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter. Nextel has filed counterclaims against Mr. Dascal and has also filed third-party claims against Tel Air Network, Inc. ("Tel Air"), and Knight-Ridder, Inc. ("Knight-Ridder"). The counterclaim against Mr. Dascal has been dismissed. All other motions for summary judgment have been denied, with the exception of the following: Nextel has been granted summary judgment with respect to Mr. Dascal's claim against it for fraud; Tel Air and Knight-Ridder have been granted summary judgment with respect to Nextel's claims against them for fraudulent inducement and conspiracy. The remainder of the parties' respective claims remain viable for trial. While Nextel cannot predict the outcome of this litigation, Nextel believes that the claims against it are without merit and intends to vigorously defend against them. A trial date currently is scheduled for October 1999.

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

12. MANDATORILY REDEEMABLE PREFERRED STOCK

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2009
  13% cumulative annual dividend; 585,473 and 515,166 shares issued; 585,460 and 515,166 shares outstanding, stated
     at liquidation value...................................    $  601,317    $  529,119
SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2010
  11.125% cumulative annual dividend; 815,314 shares issued;
     815,299 shares outstanding; stated at liquidation
     value..................................................       826,637            --
ZERO COUPON CONVERTIBLE PREFERRED STOCK MANDATORILY
  REDEEMABLE 2013
  no dividend; convertible into 5,761,764 shares of Class A
     Common Stock; 591,308 shares issued and outstanding;
     stated at fair value when issued plus accretion of
     liquidation preference at 9.25% compounded quarterly...       150,298            --
                                                                ----------    ----------
                                                                $1,578,252    $  529,119
                                                                ==========    ==========

     SERIES D PREFERRED STOCK -- On July 21, 1997, Nextel completed the sale of 500,000 shares of its 13% Series D Exchangeable Preferred Stock due 2009, liquidation preference of $1,000 per share ("Series D Preferred Stock"), generating approximately $482.0 million in net cash proceeds. Dividends on the Series D Preferred Stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at Nextel's option in additional shares of Series D Preferred Stock. At December 31, 1998, accrued but unpaid dividends were approximately $15.9 million. The Series D Preferred Stock is mandatorily redeemable on

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

July 15, 2009 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at Nextel's option after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after July 15, 2002 at specified redemption prices. Up to 35% of the Series D Preferred Stock may be redeemed (using the proceeds of one or more sales of Common Stock) on or prior to July 15, 2000, in whole or in part, at the option of Nextel in specified circumstances, at 113% of the liquidation preference plus accrued and unpaid dividends. The Series D Preferred Stock is also exchangeable, in whole but not in part, at Nextel's option after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

     SERIES E PREFERRED STOCK -- On February 11, 1998, Nextel completed the sale of 750,000 shares of its 11.125% Series E Exchangeable Preferred Stock due 2010, liquidation preference of $1,000 per share ("Series E Preferred Stock"), generating approximately $727.9 million in net cash proceeds. Dividends on the Series E Preferred Stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at Nextel's option, in additional shares of Series E Preferred Stock. At December 31, 1998, accrued but unpaid dividends were approximately $11.3 million. The Series E Preferred Stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at Nextel's option at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in certain circumstances, after February 15, 2003 at specified redemption prices. Up to 35% of the Series E Preferred Stock may be redeemed (using the proceeds of one or more sales of Common Stock) on or prior to February 15, 2001, in whole or in part, at the option of Nextel in specified circumstances, at 111.125% of the liquidation preference plus accrued and unpaid dividends. The Series E Preferred Stock is also exchangeable, in whole but not in part, at Nextel's option after December 15, 2005 and in certain circumstances sooner, into Nextel subordinated debentures.

     ZERO COUPON PREFERRED STOCK -- On December 23, 1998, Nextel completed the sale of 591,308 shares of its Zero Coupon Convertible Preferred Stock due 2013, liquidation preference of $1,000 per share at maturity ("Zero Coupon Preferred Stock") generating approximately $145.0 million in net cash proceeds. The Zero Coupon Preferred Stock had an initial liquidation preference of $253.675 per share. No dividends will be payable with respect to the Zero Coupon Preferred Stock; however, the liquidation preference will accrete from the issuance date at an annual rate of 9.25% compounded quarterly. The Zero Coupon Preferred Stock is convertible at the option of the holders prior to redemption or maturity into Common Stock at a conversion rate of 9.7441 common shares per share of Zero Coupon Preferred Stock (subject to adjustment upon the incurrence of certain events). The Zero Coupon Preferred Stock is redeemable at Nextel's option beginning December 23, 2005 and may be tendered by the holders for acquisition by the Company on December 23, 2005 and 2008. The Zero Coupon Preferred Stock is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. Nextel may elect, subject to the satisfaction of certain requirements, to pay any redemption or tender price with Common Stock.

13. CAPITAL STOCK AND STOCK RIGHTS

     Pursuant to the Certificate of Incorporation, the Company has the authority to issue 613,883,948 shares of capital stock, divided into nine classes as follows: (i) 515,000,000 shares of Common Stock; (ii) 35,000,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share; (iii) 26,941,933 shares of Class A Convertible Redeemable Preferred Stock, stated value $36.75 per share ("Class A Preferred Stock"); (iv) 82 shares of Class B Convertible Preferred Stock, stated value $1.00 per share ("Class B Preferred Stock"); (v) 26,941,933 shares of Class C Convertible Redeemable Preferred Stock, stated value $36.75 per share; (vi) 1,600,000 shares of Series D Preferred Stock;

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(vii) 2,200,000 shares of Series E Preferred Stock; (viii) 800,000 shares of Zero Coupon Preferred Stock; and (ix) 5,400,000 shares of undesignated preferred stock.

     COMMON STOCK RESERVED FOR ISSUANCE -- As of December 31, 1998, the Company had reserved Common Stock for future issuance as detailed below.

Class A Preferred Stock conversion rights...................     23,718,000
Warrants & non-employee options outstanding.................     28,145,200
Employee options outstanding................................     20,293,500
Employee options available for grant........................     14,736,300
Zero Coupon Preferred Stock conversion rights...............      5,761,800
Deferred & restricted shares................................      1,025,000
Employee Stock Purchase Plan................................      4,292,000
Acquisitions................................................      4,870,000
                                                                -----------
                                                                102,841,800
                                                                ===========

     THE MCCAW INVESTOR -- In July 1995, the Company consummated a securities purchase agreement with Digital Radio L.L.C., an affiliate of Mr. McCaw ("the McCaw Investor"), pursuant to which the McCaw Investor purchased, for an aggregate price of $300.0 million, units consisting of approximately 8.2 million shares of Class A Preferred Stock convertible into approximately 24.5 million shares of Common Stock and 82 shares of Class B Preferred Stock convertible into 82 shares of Common Stock (the "McCaw Transaction"). The 7.9 million currently outstanding shares of Class A Preferred Stock are convertible into approximately
23.7 million shares of Common Stock and are redeemable under certain circumstances solely at the Company's option. The Class A Preferred Stock only pays dividends under certain limited circumstances. Pursuant to three separate option agreements, the McCaw Investor obtained the right to purchase for cash up to 35.0 million shares of Common Stock at exercise prices ranging from $15.50 to $21.50 per share for periods of two to six years.

     Pursuant to the McCaw Transaction, the McCaw Investor was granted antidilutive rights with respect to certain Nextel public or private share issuances. Upon the issuance of shares in connection with an acquisition, in November 1996 the McCaw Investor exercised its antidilutive rights, which resulted in the sale of 373,846 treasury shares of Common Stock to the McCaw Investor for $6.5 million.

     On July 28, 1997, the McCaw Investor exercised in full the outstanding option that was scheduled to expire on that date (the "First Option") to purchase 15.0 million shares of Common Stock for an aggregate purchase price of $232.5 million.

     On November 4, 1997, the McCaw Investor exercised its right to convert 257,284 shares of Class A Preferred Stock into 771,852 shares of Common Stock.

     In connection with the McCaw Transaction, the Company also entered into a management support agreement with Eagle River, Inc., an affiliate of Mr. McCaw, to provide management and consulting services from time to time as requested. In consideration for these services, the Company entered into an incentive option agreement granting Eagle River, Inc. an option to purchase an aggregate of up to
1.0 million shares of Common Stock at an exercise price of $12.25 per share. This option expires on April 4, 2005, and is presently exercisable with respect to 600,000 shares and becomes exercisable for an additional 200,000 shares on each of April 4, 1999 and 2000. For the years ended December 31, 1998, 1997, and 1996 approximately $0.9 million, $4.6 million, and $1.8 million of compensation expense was charged to operations in connection with these agreements. During the years ended December 31, 1998, 1997, and 1996 the Company paid Eagle River, Inc. approximately $111,400, $504,000 and $348,000 under the terms of this agreement for reimbursement of expenses.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the agreements relating to the commitment to exercise the First Option, Nextel reached an agreement with Option Acquisition, L.L.C., an affiliate of Mr. McCaw ("Option Acquisition"), pursuant to which Option Acquisition acquired, for an aggregate purchase price of $25.0 million, an option to purchase 15,000,000 shares of Common Stock at $16.00 per share and a second option to purchase 10,000,000 shares of Common Stock at $18.00 per share. On July 28, 1998, Option Acquisition exercised these options in a cashless exercise transaction, as permitted by the terms of such options, and received 9,953,821 shares of Common Stock.

     In 1992, the Company entered into a stock purchase agreement and related Option Agreement as amended and restated as of September 11, 1995 (the "Comcast Option") with a wholly-owned subsidiary of Comcast Corporation ("CFCI"). Under the terms of the Comcast Option, CFCI was granted a five-year option to acquire an additional 25.0 million shares of Common Stock at an exercise price of $16.00 per share. The purchase price for the Comcast Option was paid in the form of a $20.0 million five-year promissory note, which accrued interest at 5% per annum. On July 18, 1995, Comcast repaid the note plus accrued interest. On March 20, 1997, a wholly-owned unrestricted subsidiary of Nextel repurchased the Comcast Option from CFCI for an aggregate purchase price of $25.0 million.

     WARRANTS AND NON-EMPLOYEE OPTIONS -- The following is a summary of issued and outstanding warrants and non-employee options for the purchase of Common
Stock:

                                                                               EXERCISE PRICE
                                                                              ----------------
                                                                 SHARES        LOW       HIGH
                                                               -----------    ------    ------
Issued and outstanding, December 31, 1995..................     68,531,624    $ 2.00--  $21.50
  Issued in connection with acquisitions...................      2,160,067     12.14--   43.16
                                                               -----------
Issued and outstanding, December 31, 1996..................     70,691,691      2.00--   43.16
  Granted..................................................     25,068,276     15.13--   18.00
  Issued in connection with acquisitions...................        151,539     20.09--   56.95
  Repurchased..............................................    (25,000,000)              16.00
  Exercised................................................    (15,092,816)     2.00--   15.50
                                                               -----------
Issued and outstanding, December 31, 1997..................     55,818,690      2.00--   56.95
  Issued in connection with acquisitions...................          7,748               59.66
  Exercised................................................    (27,501,738)     3.50--   18.00
  Expired..................................................       (179,502)              43.16
                                                               -----------
Issued and outstanding, December 31, 1998..................     28,145,198      3.50--   59.66
                                                               ===========
Exercisable, December 31, 1998.............................     27,745,198      3.50--   59.66
                                                               ===========

14. STOCK AND EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OPTION PLAN -- The Company's Incentive Equity Plan (the "Plan") provides for the issuance of up to 45.0 million shares of Common Stock to officers and key employees. Generally, nonqualified stock options outstanding under the Company's stock option plan: (i) are granted at prices equal to or exceeding the market value of the stock on the grant date; (ii) vest ratably over either a four or five year service period; and (iii) expire ten years subsequent to award.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Plan activity is as follows:

                                                                  OPTION         WEIGHTED AVERAGE
                                                 SHARES        PRICE RANGE        EXERCISE PRICE
                                               ----------    ----------------    ----------------
Outstanding, December 31, 1995.............     9,216,323    $ 1.25--  $40.75         $18.60
  Granted..................................     5,332,995     13.50--   19.75          15.64
  Issued in connection with acquisitions...     2,198,192     10.28--   42.97          12.77
  Exercised................................    (1,522,873)     1.25--   15.00           7.39
  Canceled.................................    (2,969,568)     1.75--   40.25          17.11
                                               ----------
Outstanding, December 31, 1996.............    12,255,069      1.75--   42.97          16.50
  Granted..................................     6,087,340     13.88--   26.94          15.78
  Issued in connection with acquisitions...       200,240     17.88--   64.82          23.83
  Exercised................................    (2,550,543)     1.75--   20.12           9.51
  Canceled.................................      (787,617)     2.82--   40.25          16.95
                                               ----------
Outstanding, December 31, 1997.............    15,204,489      1.75--   64.82          17.32
  Granted..................................     8,308,633     18.91--   31.19          26.29
  Issued in connection with acquisitions...        20,907                5.71           5.71
  Exercised................................    (1,555,168)     1.75--   26.56          11.79
  Canceled.................................    (1,685,345)    13.46--   64.82          21.46
                                               ----------
Outstanding, December 31, 1998.............    20,293,516      2.82--   42.97          20.64
                                               ==========
Exercisable, December 31, 1998.............     5,480,017      2.82--   42.97          18.13
                                               ==========

     Following is a summary of the status of employee stock options outstanding at December 31, 1998:

                                               OUTSTANDING    OUTSTANDING                    EXERCISABLE
                                OUTSTANDING     WEIGHTED        AVERAGE      EXERCISABLE       WEIGHTED
EXERCISE                         NUMBER OF        LIFE         EXERCISE       NUMBER OF        AVERAGE
PRICE RANGE                       SHARES        REMAINING        PRICE         SHARES       EXERCISE PRICE
-----------                     -----------    -----------    -----------    -----------    --------------
$ 2.82 -- $ 7.00............       385,920      1.2 years       $ 5.08          385,920         $ 5.08
 10.28 --  15.00............     2,933,725      5.6 years        14.01        1,351,304          13.56
           15.13............     5,903,082      7.7 years        15.13        1,847,773          15.13
 15.38 --  18.94............     1,816,184      6.5 years        16.97          865,082          16.71
 19.09 --  26.31............     1,281,845      8.8 years        22.85          189,536          22.65
           26.56............     6,557,245      9.1 years        26.56           50,952          26.56
 26.94 --  42.97............     1,415,515      5.8 years        36.87          789,450          39.29
                                ----------                                    ---------
                                20,293,516      7.5 years        20.64        5,480,017          18.13
                                ==========                                    =========

     The Plan also provides for the grant of deferred shares at no cost to the participants in consideration of services performed. Generally, these deferred shares vest over a three-year period. An accelerated vesting schedule may be triggered in the event of a change in control of the Company. During the year ended December 31, 1996, the Company granted 1,100,000 deferred shares having a weighted average fair value at grant date of $16.28. Compensation expense of $5.1 million, $5.6 million and $4.2 million has been recognized in relation to the deferred share grants for the years ended December 31, 1998, 1997 and 1996, respectively.

     EMPLOYEE STOCK PURCHASE PLAN -- Under the 1996 Employee Stock Purchase Plan ("ESPP"), eligible employees may subscribe to purchase shares of Common Stock through payroll deductions of up to 10% of

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code). A total of 5.0 million shares are available for purchase under the plan. The ESPP will terminate on the tenth anniversary of its adoption. During the years ended December 31, 1998, 1997 and 1996, 421,642, 279,045 and 7,360 treasury shares were issued at a weighted average price per share of $20.383, $12.813 and $15.725, respectively.

     FAIR VALUE OF EMPLOYEE OPTION AND ESPP GRANTS -- In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, any excess of the fair value of the Common Stock over the exercise price on the date of grant is recognized as compensation expense on a straight-line basis over the vesting period. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1998, 1997 and 1996, consistent with the provisions of SFAS 123, the Company's loss and loss per common share attributable to common stockholders would have been increased to the pro forma amounts indicated below. The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Loss attributable to common stockholders (dollars
  in thousands):
  As reported.....................................    $(1,801,249)   $(1,642,973)   $  (556,020)
                                                      ===========    ===========    ===========
  Pro forma.......................................    $(1,882,704)   $(1,685,065)   $  (570,467)
                                                      ===========    ===========    ===========
Loss per common share attributable to common
  stockholders, basic and diluted:
  As reported.....................................    $     (6.46)   $     (6.59)   $     (2.50)
                                                      ===========    ===========    ===========
  Pro forma.......................................    $     (6.76)   $     (6.76)   $     (2.56)
                                                      ===========    ===========    ===========
Weighted average fair value of options granted....    $     16.60    $     10.91    $     10.56
                                                      ===========    ===========    ===========

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                    1998           1997           1996
                                                 -----------    -----------    -----------
Expected stock price volatility..............        51%            53%            55%
Risk-free interest rate......................      4.6% -- 6.7%   6.0% -- 7.1%   5.7% -- 7.1%
Expected life of options.....................      8 years        8 years        8 years
Expected dividend yield......................       0.00%          0.00%          0.00%

     The Company's stock options are nontransferable (except to family members or by will, as provided for in the Plan), and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of weekly closing prices of the Company's stock for the past 5 years. The risk-free rate of return used equals the yield on 10-year zero-

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for restrictions on transferability or risk of forfeiture.

     NEXTEL INTERNATIONAL PLAN -- On June 23, 1997, Nextel International's board of directors adopted the Nextel International Employee Stock Option Plan (the "Nextel International Plan"), under which Nextel International's employees participate. Generally, options outstanding under the Nextel International Plan
(i) are granted at fair value, based on periodic valuations of Nextel International using industry valuation techniques; (ii) vest ratably over a four-year service period; and (iii) expire ten years subsequent to award.

     In November 1996, Nextel International adopted a Stock Appreciation Rights Plan (the "SAR Plan"), which was effective as of November 1, 1995, whereby selected employees and agents of Nextel International were granted rights (not an equity interest) to share in the future appreciation in the value of Nextel International ("SARs"). Nextel International retroactively granted 1,140,000 SARs under the SAR plan, at an exercise price of $10.00 per SAR, on dates ranging from October 1, 1995 to December 31, 1996, with vesting periods of four years.

     In connection with adoption of the Nextel International Plan, Nextel International's board of directors approved a plan to terminate the SAR Plan. Each holder of previously granted SARs was given the option to exchange the SARs for stock options to be granted under the Nextel International Plan.

     As of December 31, 1998 and 1997, there were 5,000 and 25,000 SARs outstanding, respectively. At December 31, 1998, approximately 4,200 SARs are exercisable under the SAR Plan.

     EMPLOYEE BENEFIT PLAN -- The Company maintains a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 15% of their compensation. The Company provides a matching contribution of 50% of the first 4% of salary contributed by the employee. Such contributions were approximately $4.3 million, $3.3 million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     CASH DEFERRAL PLAN -- Effective December 31, 1997, the Company adopted a nonqualified Cash Compensation Deferral Plan (the "Compensation Deferral Plan") to provide certain eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under its 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus; the Company may (but is not obligated to) make discretionary contributions. Distribution payments are made at retirement, death, disability, or termination of employment. The Compensation Deferral Plan is unfunded and all benefits will be paid from the Company's general assets. As of December 31, 1998, approximately $2.0 million is included in other noncurrent liabilities, representing deferrals made by participating employees and earnings based on hypothetical investment elections.

15. RELATED PARTY TRANSACTIONS

     The equipment purchase agreements between Nextel and Motorola govern Nextel's rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola. Under these agreements, Nextel has agreed to deploy iDEN technology and, until August 4, 1999 and subject to certain conditions, to purchase from Motorola at least 50% of the base radios Nextel purchases in any calendar year.

     During the years ended December 31, 1998, 1997 and 1996, the Company acquired approximately $1,540.3 million, $1,086.1 million and $490.8 million, respectively, of infrastructure and other equipment, handsets, warranties, rent and services from Motorola. At December 31, 1998 and 1997, amounts payable to Motorola, classified within accounts payable, accrued expense and other, approximated $455.0 million and $133.0 million, respectively.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1996, the Company completed the acquisition of certain 800 MHz trunked SMR systems located in Hawaii from Motorola for approximately $5.4 million in cash. In September 1997, an unrestricted subsidiary of the Company acquired 49% of the capital stock and certain assets of a Brazilian indirect wholly-owned subsidiary of Motorola for approximately $19.3 million in cash.

     In January 1998, an affiliate of the McCaw Investor sold an aircraft to an unrestricted subsidiary of the Company for approximately $8.2 million in cash and 50,000 shares of Common Stock.

     In February 1998, the FCC commenced an auction of Local Multipoint Distribution Service ("LMDS") spectrum. In connection with this auction, the Company entered into a joint venture through NextBand Communications, L.L.C. ("NextBand") with NEXTLINK Communications, Inc. ("NextLink"), a publicly traded company controlled by Mr. McCaw. The Company has a 50% interest in NextBand. As of the conclusion of the LMDS spectrum auction, NextBand had submitted $134.7 million in winning bids. Under the terms of the joint venture, Nextel made $67.2 million in payments to the FCC representing its share of the bid amount. During the first quarter of 1999, Nextel and NextLink announced that they had reached a broad agreement in principle concerning NextLink's acquisition of Nextel's 50% ownership interest in NextBand. The parties have not yet entered into definitive transaction agreements, or sought required regulatory approvals.

16. SEGMENT INFORMATION

     The Company operates in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development and are managed and financed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The results for foreign subsidiaries are reported as of a date one month earlier to facilitate timely reporting of consolidated results. Nextel evaluates performance based on segment earnings (loss) before interest, taxes, depreciation and amortization and other non-recurring charges.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires the Company to disclose selected segment information, which is provided below:

                                                       DOMESTIC      INTERNATIONAL    CONSOLIDATED
                                                      -----------    -------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
1998
Digital service revenues..........................    $ 1,681,671     $    11,935     $ 1,693,606
Other revenues....................................        122,599          30,553         153,152
                                                      -----------     -----------     -----------
     Total operating revenues.....................      1,804,270          42,488       1,846,758
Segment loss......................................        (99,263)       (120,695)       (219,958)
Depreciation and amortization expense.............        776,260          56,039         832,299
Interest expense..................................       (549,256)       (106,824)       (656,080)
Interest income...................................         17,369          16,655          34,024
Other, net........................................        (43,872)          7,410         (36,462)
Loss before income taxes and extraordinary item...     (1,451,282)       (259,493)     (1,710,775)
Long-lived assets.................................      8,769,159       1,082,990       9,852,149
Identifiable assets...............................      9,972,225       1,601,136      11,573,361
Capital expenditures..............................      1,936,352         399,867       2,336,219
1997
Digital service revenues..........................    $   552,892     $        --     $   552,892
Other revenues....................................        172,990          13,015         186,005
                                                      -----------     -----------     -----------
     Total operating revenues.....................        725,882          13,015         738,897
Segment loss......................................       (390,266)        (21,177)       (411,443)
Depreciation and amortization expense.............        507,996          18,381         526,377
Interest expense..................................       (351,222)        (56,583)       (407,805)
Interest income...................................         10,107          19,666          29,773
Other, net........................................         10,266          (3,755)          6,511
Loss before income taxes and extraordinary item...     (1,229,111)        (80,230)     (1,309,341)
Long-lived assets.................................      7,263,139         662,210       7,925,349
Identifiable assets...............................      8,104,763       1,123,038       9,227,801
Capital expenditures..............................      1,539,644         101,892       1,641,536
1996
Digital service revenues..........................    $   118,545     $        --     $   118,545
Other revenues....................................        214,393              --         214,393
                                                      -----------     -----------     -----------
     Total operating revenues.....................        332,938              --         332,938
Segment loss......................................       (235,717)         (9,318)       (245,035)
Depreciation and amortization expense.............        400,663             168         400,831
Interest expense..................................       (227,172)           (323)       (227,495)
Interest income...................................         16,715           4,300          21,015
Other, net........................................         (5,254)         (5,612)        (10,866)
Loss before income taxes and extraordinary item...       (852,091)        (11,121)       (863,212)
Long-lived assets.................................      5,860,458          19,581       5,880,039
Identifiable assets...............................      6,273,072         199,367       6,472,439
Capital expenditures..............................        561,166           8,818         569,984

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST       SECOND        THIRD       FOURTH
                                              ---------    ---------    ---------    ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues..................................    $ 327,134    $ 421,413    $ 506,598    $ 591,613
Operating loss............................     (289,528)    (266,456)    (244,044)    (252,229)
Income tax benefit........................       33,640       49,204       44,658       64,410
Loss before extraordinary item and
  redeemable preferred stock dividends....     (386,862)    (358,735)    (401,923)    (371,343)
Loss attributable to common
  stockholders............................     (414,950)    (531,341)    (442,020)    (412,938)
Loss per share before extraordinary item
  attributable to common stockholders.....    $   (1.53)   $   (1.45)   $   (1.56)   $   (1.43)
Extraordinary item, net of income tax.....           --        (0.49)          --           --
                                              ---------    ---------    ---------    ---------
Basic and diluted loss per share
  attributable to common stockholders.....    $   (1.53)   $   (1.94)   $   (1.56)   $   (1.43)
                                              =========    =========    =========    =========
1997
Revenues..................................    $ 110,676    $ 145,938    $ 207,224    $ 275,059
Operating loss............................     (190,064)    (215,035)    (256,009)    (276,712)
Income tax benefit (provision)............       39,436       46,494       39,472     (384,128)
Loss before extraordinary item and
  redeemable preferred stock dividends....     (220,850)    (261,623)    (306,134)    (779,460)
Loss attributable to common
  stockholders............................     (220,850)    (261,623)    (318,956)    (841,544)
Loss per share before extraordinary item
  attributable to common stockholders.....    $   (0.93)   $   (1.08)   $   (1.26)   $   (3.01)
Extraordinary item, net of income tax.....           --           --           --        (0.17)
                                              ---------    ---------    ---------    ---------
Basic and diluted loss per share
  attributable to common stockholders.....    $   (0.93)   $   (1.08)   $   (1.26)   $   (3.18)
                                              =========    =========    =========    =========

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

     Significant fourth quarter adjustments are described in Notes 1, 8 and 10.

18. SUBSEQUENT EVENTS

     TOWERS TRANSACTION -- On February 10, 1999, Nextel and certain of its subsidiaries and SpectraSite Holdings, Inc. and certain of its subsidiaries ("SpectraSite") entered into definitive agreements pursuant to which certain telecommunications towers and related assets currently owned by Nextel's subsidiaries will be acquired by a subsidiary of SpectraSite and leased back to Nextel. The agreements also would establish an exclusive arrangement for the construction by SpectraSite of additional towers in the United States to support the Nextel subsidiaries' and Nextel Partners' expansion of their digital networks. Under the terms of the agreement, Nextel will receive $560.0 million in cash and a 17% ownership interest in SpectraSite. The transactions are subject to a number of significant conditions including certain regulatory approvals and the receipt of consents from certain of Nextel's and SpectraSite's lenders. Due to the continuing involvement related to the ownership interest in SpectraSite, the sale-leaseback transaction will be accounted for by the financing method. Under the financing method, lease payments (exclusive of an

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest portion) decrease the finance obligation. The towers will continue to be reported by Nextel as assets and will be depreciated over their useful lives.

     BRAZIL CURRENCY DEVALUATION (UNAUDITED) -- As a result of the recent devaluation in the Brazilian real, Nextel will record for the quarter ended March 31, 1999, a pre-tax charge (net of minority interest) of about $45 million for foreign currency transaction losses. This amount is based on the outstanding amount of U.S. dollar-denominated debt of Nextel International's Brazilian subsidiaries, the average exchange rate of the Brazilian real for the quarter ended February 28, 1999 (in accordance with Nextel's consolidation policy of utilizing accounts as of a date one month earlier than the accounts) and Nextel's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, Nextel will record a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of approximately $136 million based on the exchange rate as of February 28, 1999 (in accordance with Nextel's consolidation policy of utilizing accounts as of a date one month earlier than the accounts), which will be reflected as an adjustment to the cumulative translation adjustment account within stockholders' equity.

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                             (dollars in thousands)

                                                                   1998          1997
                                                                ----------    ----------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $    1,246    $    3,678
  Other receivables.........................................           148           402
  Prepaids and other current assets.........................        12,376         2,431
                                                                ----------    ----------
     Total current assets...................................        13,770         6,511
PROPERTY, PLANT AND EQUIPMENT, NET..........................       115,294        42,189
INTANGIBLE ASSETS, NET......................................           624           536
DEFERRED INCOME TAXES.......................................       111,023        61,964
INVESTMENTS IN SUBSIDIARIES.................................     6,612,375     5,471,191
OTHER ASSETS................................................       160,573       204,424
                                                                ----------    ----------
                                                                $7,013,659    $5,786,815
                                                                ==========    ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other..............    $   94,050    $   48,941
  Current portion of long-term debt.........................           336           883
                                                                ----------    ----------
     Total current liabilities..............................        94,386        49,824
DUE TO SUBSIDIARIES.........................................       772,781        28,694
LONG-TERM DEBT..............................................     4,336,258     3,266,758
OTHER LIABILITIES...........................................         2,480            --
COMMITMENTS AND CONTINGENCIES
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2009......................................................       601,317       529,119
SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2010......................................................       826,637            --
ZERO COUPON CONVERTIBLE PREFERRED STOCK MANDATORILY
  REDEEMABLE 2013...........................................       150,298            --
STOCKHOLDERS' EQUITY........................................       229,502     1,912,420
                                                                ----------    ----------
                                                                $7,013,659    $5,786,815
                                                                ==========    ==========

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
OPERATING EXPENSES
  Selling, general and administrative.............    $   182,546    $   141,962    $    80,559
  Depreciation and amortization...................          7,230          3,608          2,122
                                                      -----------    -----------    -----------
                                                          189,776        145,570         82,681
                                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense................................       (410,507)      (276,012)      (202,035)
  Interest income ($0, $125,293 and $131,997
     intercompany)................................         10,169        127,651        144,057
  Intercompany management fee.....................        182,546        141,962         80,559
  Equity in net losses of subsidiaries............     (1,168,823)    (1,403,107)      (532,483)
  Other, net......................................           (933)           501             49
                                                      -----------    -----------    -----------
                                                       (1,387,548)    (1,409,005)      (509,853)
                                                      -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND
  EXTRAORDINARY ITEM..............................     (1,577,324)    (1,554,575)      (592,534)
INCOME TAX BENEFIT (PROVISION)....................         58,461        (13,492)        36,514
                                                      -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM....................     (1,518,863)    (1,568,067)      (556,020)
EXTRAORDINARY ITEM -- LOSS ON EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX OF $0...................       (133,225)       (45,787)            --
                                                      -----------    -----------    -----------
NET LOSS..........................................     (1,652,088)    (1,613,854)      (556,020)
MANDATORILY REDEEMABLE PREFERRED STOCK
  DIVIDENDS.......................................       (149,161)       (29,119)            --
                                                      -----------    -----------    -----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..........    $(1,801,249)   $(1,642,973)   $  (556,020)
                                                      ===========    ===========    ===========
COMPREHENSIVE LOSS, NET OF INCOME TAX:
  Net loss........................................    $(1,652,088)   $(1,613,854)   $  (556,020)
  Unrealized (loss) gain on available-for-sale
     securities...................................        (23,225)         7,805        (17,061)
  Foreign currency translation adjustment.........        (24,050)            --             --
                                                      -----------    -----------    -----------
COMPREHENSIVE LOSS................................    $(1,699,363)   $(1,606,049)   $  (573,081)
                                                      ===========    ===========    ===========

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                          1998           1997          1996
                                                       -----------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................    $(1,652,088)   $(1,613,854)   $(556,020)
  Adjustment to reconcile net loss to net cash
       provided by used in operating activities....        522,081        374,033      234,408
                                                       -----------    -----------    ---------
     Net cash used in operating activities.........     (1,130,007)    (1,239,821)    (321,612)
                                                       -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliates........       (190,089)      (346,338)    (123,244)
  Payments for acquisitions, net of cash
     acquired......................................        (42,207)        (6,100)      73,183
  Capital expenditures.............................        (74,599)       (35,281)      (5,951)
  Decrease in marketable securities................             --             --       65,692
                                                       -----------    -----------    ---------
     Net cash (used in) provided by investing
       activities..................................       (306,895)      (387,719)       9,680
                                                       -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities......................      1,295,867      1,200,276           --
  Issuance of preferred stock......................        900,000        500,000           --
  Retirement of debt securities....................       (740,791)      (283,288)          --
  Other long-term (repayments) borrowings, net.....           (885)          (949)       1,969
  Deferred financing costs.........................        (58,208)      (118,694)          --
  Issuance of common stock and options.............         38,487        285,480      114,752
  Consent solicitation proceeds....................             --         63,456           --
  Option repurchase................................             --        (25,000)          --
  Notes receivable from stockholders...............             --          1,100           --
                                                       -----------    -----------    ---------
     Net cash provided by financing activities.....      1,434,470      1,622,381      116,721
                                                       -----------    -----------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........         (2,432)        (5,159)    (195,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....          3,678          8,837      204,048
                                                       -----------    -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........    $     1,246    $     3,678    $   8,837
                                                       ===========    ===========    =========

                          NEXTEL COMMUNICATIONS, INC.
                                 (PARENT ONLY)

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2. The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3. The parent company income tax benefit (provision) represents the difference between taxes computed on a consolidated basis and taxes calculated by the subsidiaries on a separate return basis.

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

5. The parent company has an agreement with each of its wholly-owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services. The fees charged to the subsidiaries for the performance of administrative services totaled approximately $182.5 million, $142.0 million and $80.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6. Certain prior year amounts have been reclassified to conform with the current presentation.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                                      (1)
                                          BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                          BEGINNING    COSTS AND    TO OTHER                AT END OF
                                          OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                                          ----------   ----------   --------   ----------   ---------
YEAR ENDED DECEMBER 31, 1998
  Allowance for Doubtful Accounts......    $ 56,590     $ 82,131    $  1,396    $(77,570)   $ 62,547
                                           ========     ========    ========    ========    ========
  Reserve for Inventory Obsolescence...    $ 10,897     $ 22,134    $    136    $(19,603)   $ 13,564
                                           ========     ========    ========    ========    ========
YEAR ENDED DECEMBER 31, 1997
  Allowance for Doubtful Accounts......    $ 10,774     $ 56,753    $  7,119    $(18,056)   $ 56,590
                                           ========     ========    ========    ========    ========
  Reserve for Inventory Obsolescence...    $  7,542     $ 16,289    $  1,103    $(14,037)   $ 10,897
                                           ========     ========    ========    ========    ========
YEAR ENDED DECEMBER 31, 1996
  Allowance for Doubtful Accounts......    $  5,232     $  6,968    $  2,477    $ (3,903)   $ 10,774
                                           ========     ========    ========    ========    ========
  Reserve for Inventory Obsolescence...    $  8,656     $    304    $     78    $ (1,496)   $  7,542
                                           ========     ========    ========    ========    ========

---------------

(1) Primarily allowances of acquired companies.