Form 10-Q
period 1999-03-31
NEXTEL COMMUNICATIONS INC
filed 1999-05-17
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________  to __________

                         Commission File Number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-3939651
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

2001 EDMUND HALLEY DRIVE, RESTON, VIRGINIA                 20191
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (703) 433-4000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

       Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                   Number of Shares Outstanding
            Title of Class                              on April 30, 1999
            --------------                              -----------------
Class A Common Stock, $0.001 par value                     278,126,194

   Class B Non-Voting Common Stock,                         17,830,000
           $0.001 par value

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I           FINANCIAL INFORMATION.

                 Item 1.         Financial Statements - Unaudited.

                                 Condensed Consolidated Balance Sheets -
                                       As of March 31, 1999 and December 31, 1998.                                       3

                                 Condensed Consolidated Statements of Operations and Comprehensive
                                       Loss - For the Three Months Ended March 31, 1999 and 1998.                        4

                                 Condensed Consolidated Statement of Changes in Stockholders' (Deficit)
                                       Equity - For the Three Months Ended March 31, 1999.                               5

                                 Condensed Consolidated Statements of Cash Flows -
                                       For the Three Months Ended March 31, 1999 and 1998.                               6

                                 Notes to Condensed Consolidated Financial Statements.                                   7

                 Item 2.         Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations.                                             13

                 Item 3.         Quantitative and Qualitative Disclosures About Market Risk.                            26

PART II          OTHER INFORMATION.

                 Item 1.         Legal Proceedings.                                                                     29

                 Item 2.         Changes in Securities.                                                                 29

                 Item 6.         Exhibits and Reports on Form 8-K.                                                      29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                         1999               1998
                                                                                     ------------       ------------
                                                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents (of which $109,029 and $121,116
       is restricted)                                                                $    245,758       $    321,379
    Accounts and notes receivable, less allowance for doubtful
       accounts of $68,115 and $62,547                                                    439,256            443,447
    Subscriber unit and accessory inventory                                                77,505             62,639
    Assets held for sale                                                                   67,354            132,370
    Other                                                                                  58,703             92,877
                                                                                     ------------       ------------
                  Total current assets                                                    888,576          1,052,712

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
    of $1,374,113 and $1,202,066                                                        5,085,416          4,915,025
INTANGIBLE ASSETS, net of accumulated amortization
    of $941,488 and $917,311                                                            4,671,545          4,937,124
OTHER ASSETS                                                                              776,049            668,500
                                                                                     ------------       ------------
                                                                                     $ 11,421,586       $ 11,573,361
                                                                                     ============       ============

                                             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
    Accounts payable, accrued expenses and other                                     $  1,267,580       $  1,172,351
    Current portion of long-term debt                                                       6,679              9,875
                                                                                     ------------       ------------
                  Total current liabilities                                             1,274,259          1,182,226
LONG-TERM DEBT (NOTE 3)                                                                 8,005,738          7,710,373
DEFERRED INCOME TAXES                                                                     762,021            771,326
OTHER                                                                                      77,772             73,005
                                                                                     ------------       ------------
                  Total liabilities                                                    10,119,790          9,736,930
                                                                                     ------------       ------------
CONTINGENCIES (NOTE 4)
MINORITY INTEREST                                                                          21,083             28,677
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 5)                                         1,624,287          1,578,252
STOCKHOLDERS' (DEFICIT) EQUITY
    Preferred stock, Class A convertible redeemable,
       7,905,981 shares issued and outstanding                                            290,545            290,545
    Preferred stock, Class B convertible, 82 shares issued and outstanding                     --                 --
    Common stock, Class A, 275,176,323 and 272,087,322 shares issued,
       274,573,481 and 271,386,227 shares outstanding                                         275                272
    Common stock, Class B, non-voting convertible, 17,830,000 shares
       issued and outstanding                                                                  18                 18
    Paid-in capital                                                                     4,358,510          4,379,724
    Accumulated deficit                                                                (4,840,633)        (4,401,193)
    Treasury stock, at cost, 602,842 and 701,095 shares                                   (12,013)           (13,398)
    Deferred compensation, net                                                             (4,343)            (1,989)
    Accumulated other comprehensive loss                                                 (135,933)           (24,477)
                                                                                     ------------       ------------
                  Total stockholders' (deficit) equity                                   (343,574)           229,502
                                                                                     ------------       ------------
                                                                                     $ 11,421,586       $ 11,573,361
                                                                                     ============       ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                        1999               1998
                                                                                     -----------        -----------
OPERATING REVENUES                                                                   $   663,805        $   327,134
                                                                                     -----------        -----------

OPERATING EXPENSES
    Cost of revenues                                                                     162,320            102,428
    Selling, general and administrative                                                  465,665            329,739
    Depreciation and amortization                                                        228,440            184,495
                                                                                     -----------        -----------
                                                                                         856,425            616,662
                                                                                     -----------        -----------

OPERATING LOSS                                                                          (192,620)          (289,528)
                                                                                     -----------        -----------

OTHER INCOME (EXPENSE)
    Interest expense                                                                    (198,059)          (145,380)
    Interest income                                                                        3,427             14,353
    Other, net                                                                           (62,027)                53
                                                                                     -----------        -----------
                                                                                        (256,659)          (130,974)
                                                                                     -----------        -----------

LOSS BEFORE INCOME TAX BENEFIT                                                          (449,279)          (420,502)

INCOME TAX BENEFIT                                                                         9,839             33,640
                                                                                     -----------        -----------

NET LOSS                                                                                (439,440)          (386,862)

MANDATORILY REDEEMABLE PREFERRED STOCK DIVIDENDS                                         (46,034)           (28,088)
                                                                                     -----------        -----------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                             $  (485,474)       $  (414,950)
                                                                                     ===========        ===========

LOSS PER SHARE ATTRIBUTABLE TO COMMON
    STOCKHOLDERS, BASIC AND DILUTED                                                  $     (1.66)       $     (1.53)
                                                                                     ===========        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 291,625,000        270,385,000
                                                                                     ===========        ===========

COMPREHENSIVE LOSS, NET OF INCOME TAX
    Net loss                                                                         $  (439,440)       $  (386,862)
    Unrealized gain on available-for-sale securities                                      27,641              9,774
    Foreign currency translation adjustment                                             (139,097)            (3,470)
                                                                                     -----------        -----------

COMPREHENSIVE LOSS                                                                   $  (550,896)       $  (380,558)
                                                                                     ===========        ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

s
                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                    Class A               Class B               Class A               Class B
                                                Preferred Stock       Preferred Stock         Common Stock          Common Stock
                                             ---------------------   ------------------   --------------------   -------------------
                                               Shares      Amount    Shares      Amount     Shares      Amount     Shares     Amount
                                             ----------   --------   ------      ------   -----------   ------   ----------   ------
BALANCE, JANUARY 1, 1999                      7,905,981   $290,545       82      $   --   272,087,322   $  272   17,830,000   $   18
  Issuance of common stock:
      Exercise of options and warrants                                                      3,089,001        3
      Employee stock purchase plan
  Deferred compensation, net
  Unrealized gain on available-for-sale
      securities, net of income tax
  Foreign currency translation adjustment
  Mandatorily redeemable preferred
      stock dividends
  Other
  Net loss
                                             ----------   --------   ------      ------   -----------   ------   ----------   ------
BALANCE, MARCH 31, 1999                       7,905,981   $290,545       82      $   --   275,176,323   $  275   17,830,000   $   18
                                             ==========   ========   ======      ======   ===========   ======   ==========   ======

                                               Paid-in      Accumulated        Treasury Stock            Deferred
                                                                           -----------------------
                                               Capital        Deficit        Shares         Amount     Compensation
                                             -----------    ------------   -----------   ---------     ------------
BALANCE, JANUARY 1, 1999                     $ 4,379,724    $(4,401,193)     701,095     $ (13,398)     $ (1,989)
  Issuance of common stock:
      Exercise of options and warrants            19,150
      Employee stock purchase plan                  (320)                   (141,072)        2,741
  Deferred compensation, net                       5,990                                                  (2,354)
  Unrealized gain on available-for-sale
      securities, net of income tax
  Foreign currency translation adjustment
  Mandatorily redeemable preferred
      stock dividends                            (46,034)
  Other                                                                       42,819        (1,356)
  Net loss                                                     (439,440)
                                             -----------    -----------    ---------     ---------      --------
BALANCE, MARCH 31, 1999                      $ 4,358,510    $(4,840,633)     602,842     $ (12,013)     $ (4,343)
                                             ===========    ===========    =========     =========      ========

                                                  Accumulated Other
                                             Comprehensive (Loss) Income
                                             ---------------------------
                                              Unrealized
                                                 Gain       Cumulative
                                               (Loss) on    Translation
                                              Investments   Adjustment       Total
                                              -----------   ----------    -----------
BALANCE, JANUARY 1, 1999                          (427)     $  (24,050)   $  229,502
  Issuance of common stock:
      Exercise of options and warrants                                        19,153
      Employee stock purchase plan                                             2,421
  Deferred compensation, net                                                   3,636
  Unrealized gain on available-for-sale
      securities, net of income tax             27,641                        27,641
  Foreign currency translation adjustment                     (139,097)     (139,097)
  Mandatorily redeemable preferred
      stock dividends                                                        (46,034)
  Other                                                                       (1,356)
  Net loss                                                                  (439,440)
                                               -------      ----------    ----------
BALANCE, MARCH 31, 1999                        $27,214      $ (163,147)   $ (343,574)
                                               =======      ==========    ==========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                        1999               1998
                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $  (439,440)       $  (386,862)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Amortization of deferred financing costs and accretion of senior redeemable notes, net of capitalized accreted interest
           of $3,866 and $8,845                                                          115,103            122,081
        Depreciation and amortization                                                    228,440            184,495
        Provision for losses on accounts receivable                                       34,792             22,163
        Deferred income tax benefit                                                       (9,839)           (33,640)
        Foreign currency transaction loss, net                                            63,615                849
        Other, net                                                                         4,514              4,568
        Change in current assets and liabilities, net of effects from acquisitions:
           Accounts and notes receivable                                                 (30,601)           (49,162)
           Subscriber unit and accessory inventory                                       (18,582)            (8,945)
           Other assets                                                                   22,477            (17,981)
           Accounts payable, accrued expenses and other                                  118,796             52,573
                                                                                     -----------        -----------
               Net cash provided by (used in) operating activities                        89,275           (109,861)
                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures (Note 1)                                                       (477,838)          (602,114)
    Proceeds from sale of assets to affiliate (Note 2)                                   132,370                 --
    Payments for acquisitions and purchase of licenses, net of cash acquired             (14,401)           (86,230)
    Purchases of marketable securities                                                        --             (4,917)
    Proceeds from maturities and sales of marketable securities                               --            128,198
    Other investments in and advances to affiliates                                       (5,496)           (37,774)
                                                                                     -----------        -----------
               Net cash used in investing activities                                    (365,365)          (602,837)
                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt securities                                                               --          1,401,013
    Issuance of mandatorily redeemable preferred stock                                        --            750,000
    Borrowings under long-term credit facilities                                         207,830          1,000,000
    Repayments under long-term credit facilities                                              --           (972,021)
    Revolving line of credit repayments, net                                             (24,000)          (192,676)
    Other long-term repayments, net                                                       (9,031)            (1,993)
    Deferred financing costs                                                                (351)           (86,578)
    Exercise of stock options, warrants and other                                         21,574             14,564
    Capital contributions from minority stockholders                                       4,447              4,077
                                                                                     -----------        -----------
               Net cash provided by financing activities                                 200,469          1,916,386
                                                                                     -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (75,621)         1,203,688
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           321,379            301,601
                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   245,758        $ 1,505,289
                                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized of $5,303 and $3,543          $    40,883        $    26,409
                                                                                     ===========        ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION.

       The condensed consolidated financial statements of Nextel Communications, Inc. and subsidiaries ("Nextel") included herein have been prepared by Nextel without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

       The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Nextel's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"), and Nextel International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (the "Nextel International 1998 Form 10-K"), for matters related to operations of Nextel International, Inc., an indirect, substantially wholly-owned subsidiary of Nextel, and its subsidiaries ("Nextel International"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

       RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform to the current year presentation.

       SUPPLEMENTAL CASH FLOW INFORMATION -- Total recorded capital expenditures were $432.7 million and $591.1 million for the three months ended March 31, 1999 and 1998, respectively, reflecting decreases in amounts accrued and unpaid or financed of $49.0 million and $19.8 million at March 31, 1999 and 1998, respectively, compared to December 31, 1998 and 1997, respectively. Total recorded capital expenditures include interest capitalized in connection with the construction and development of Nextel's digital network ("Digital Mobile Network") of approximately $9.2 million and $12.4 million during the three months ended March 31, 1999 and 1998, respectively.

       RESTRICTED CASH AND CASH EQUIVALENTS -- At March 31, 1999 and December 31, 1998, approximately $109.0 million and $121.1 million, respectively, in cash and cash equivalents held by Nextel International were not available to fund any of the cash needs of Nextel's domestic business due to restrictions contained in the indentures related to the senior redeemable discount notes issued by Nextel International in March 1998 and March 1997.

       DIGITAL SUBSCRIBER UNIT AND ACCESSORY SALES AND RELATED COSTS -- The loss generated from the sale of subscriber units used in Nextel's Digital Mobile Network primarily results from Nextel's subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales revenue and the related cost of sales, including current period order fulfillment and installation related expenses and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                                              THREE MONTHS ENDED

                                                                   MARCH 31
                                                       --------------------------------
                                                            1999               1998
                                                       --------------      ------------
Subscriber unit and accessory sales                   $      110,506      $     83,995
Cost of subscriber unit and accessory sales                  197,643           143,075
                                                             -------           -------
                                                      $      (87,137)     $    (59,080)
                                                             =======           =======

       NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

NOTE 2 -- SIGNIFICANT TRANSACTIONS AND DEVELOPMENTS.

       DOMESTIC -- ASSETS HELD FOR SALE.

       NEXTEL PARTNERS -- On January 29, 1999, Nextel, Nextel Partners, Inc. ("Nextel Partners") and certain other parties, including Motorola, Inc. ("Motorola") and Eagle River Investments, L.L.C. ("Eagle River"), an affiliate of Mr. Craig O. McCaw ("Mr. McCaw"), entered into definitive agreements relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners plans to construct and operate a digital wireless system utilizing digital transmission technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN") employed in Nextel's national network in thirty-nine mid-size and smaller markets in the United States. In connection with this transaction, Nextel sold assets, and is in the process of transferring certain Federal Communications Commission ("FCC") licenses, to Nextel Partners. In exchange, Nextel Partners issued to Nextel equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131.1 million and paid Nextel about $132.4 million in cash (which remains subject to post-closing adjustments) related to the assets sold and the reimbursement of costs and net operating expenses. The definitive agreements also establish certain circumstances in which Nextel will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices. The net book value of the assets sold is classified as assets held for sale as of December 31, 1998.

       SALE OF NEXTBAND INTEREST -- On March 31, 1999, Nextel entered into definitive agreements with NEXTLINK Communications, Inc. ("NEXTLINK") providing for the sale of Nextel's interest in NEXTBAND Communications, L.L.C. ("NEXTBAND") to NEXTLINK. Nextel and NEXTLINK formed NEXTBAND to bid in an auction of Local Multipoint Distribution System ("LMDS") spectrum licenses by the FCC. In the auction, NEXTBAND was awarded LMDS licenses in 42 markets for a bid price of about $134 million. Nextel paid its full one-half share of this bid price in 1998, which is classified as assets held for sale as of March 31, 1999. The purchase price for Nextel's interest in NEXTBAND will be $137.7 million, of which a minimum of $68.85 million will be paid in cash. NEXTLINK may elect to pay the balance of the purchase price in either shares of NEXTLINK common stock or in cash. The transaction is subject to receipt of necessary regulatory approvals and to customary closing conditions. Nextel expects that the transaction will be completed during the second quarter of 1999.

       INTERNATIONAL

       BRAZIL CURRENCY DEVALUATION -- During the quarter ending March 31, 1999, there was a significant fluctuation in the value of the Brazilian real relative to the U.S. dollar due to the real's recent devaluation. As a result of the devaluation in the Brazilian real, Nextel International recorded a pre-tax charge, net of minority interests, of about $45.1 million for foreign currency transaction losses for the quarter ended March 31, 1999. This amount is based on the outstanding amount of U.S. dollar-denominated debt of Nextel International's Brazilian subsidiaries, the average exchange rate of the Brazilian real for the quarter ended February 28, 1999 (in accordance with Nextel's consolidation policy of utilizing accounts as of a date one month earlier than the date of the relevant financial statements) and Nextel International's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, Nextel International recorded a negative cumulative translation adjustment on its balance sheet dated March 31, 1999 of approximately $136.1 million based on the exchange rate of the Brazilian real as of the end of the first quarter, which is reflected as an adjustment to the cumulative translation adjustment account within stockholders' deficit.

NOTE 3 -- LONG-TERM DEBT.

                                                                                MARCH 31,          DECEMBER 31,
                                                                                  1999                 1998
                                                                               -----------         ------------
                                                                                    (dollars in thousands)
11.5% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2003,
        net of unamortized discount of $0                                       $   35,811          $   35,811
9.75% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
        net of unamortized discount of $0 and $12,800                            1,126,435           1,113,635
10.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
        net of unamortized discount of $62,710 and $66,491                         347,166             343,385
12.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
        net of unamortized discount of $812 and $1,083                               7,814               7,543
10.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2005,
        net of unamortized discount of $21,927 and $22,411                          93,238              92,754
13.0%   SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007
        (issued by Nextel International), net of unamortized
        discount of $317,116 and $337,065                                          634,347             614,398
10.65% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
        net of unamortized discount of $253,034 and $267,942                       586,966             572,058
9.75% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2007,
        net of unamortized discount of $326,042 and $344,849                       803,058             784,251
9.95% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2008,
        net of unamortized discount of  $509,686  and $536,495                   1,117,314           1,090,505
12.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2008,
        (issued by Nextel International), net of unamortized
        discount of $276,321 and $289,349                                          453,679             440,651
12.0% SENIOR SERIAL REDEEMABLE NOTES DUE 2008,
        net of unamortized discount of  $4,171  and $4,228                         295,829             295,772
BANK CREDIT FACILITY, interest payable quarterly at an
        adjusted rate calculated either on the prime rate or
        LIBOR (6.94% to 8.63% - 1999; 7.06% to 10.50% - 1998)                    2,194,000           2,118,000
NEXTEL INTERNATIONAL VENDOR CREDIT FACILITIES, interest payable semiannually at 2.50% over the prime rate (10.25% to
        11.00% - 1999 and 1998)                                                    208,576             110,771
NEXTEL ARGENTINA BANK CREDIT FACILITY, interest payable quarterly at an adjusted rate calculated either on the prime rate or LIBOR
        (8.75% to 9.50% - 1999 and 1998)                                           100,000              83,500
OTHER                                                                                8,184              17,214
                                                                                ----------          ----------
                                                                                 8,012,417           7,720,248
Less current portion                                                                (6,679)             (9,875)
                                                                                ----------          ----------
                                                                                $8,005,738          $7,710,373
                                                                                ==========          ==========

       INTERNATIONAL FINANCING -- In March 1999, Nextel Argentina S.R.L. ("Nextel Argentina") notified the administrative agent under the $100 million credit facility (the "Argentina Credit Facility") of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to certain amendments to the Argentina Credit Facility modifying the covenants in question for future quarters (the "Argentina Amendments"). The effectiveness of the Argentina Amendments is subject to customary conditions, which are expected to be satisfied prior to May 28, 1999. The lenders have extended their waiver of Nextel Argentina's compliance with such covenants until the earlier of May 28, 1999 or the date the Argentina Amendments become effective.

       As a result of the Argentina Amendments, Nextel International has entered into a new capital subscription agreement that will require additional equity to be contributed to Nextel Argentina. Concurrently with the execution of the Argentina Amendments, MCC agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for purchases of qualifying iDEN equipment and related services (the "Argentina Incremental Facility Loans").

       MOTOROLA INTERNATIONAL FINANCING -- On February 4, 1999, Nextel International and Motorola Credit Corporation ("MCC") entered into definitive agreements providing for $225.0 million in secured financings. Additional information concerning this and the related financing arrangements between Nextel International and Motorola is included in the Nextel International 1998 Form 10-K and in Nextel International's Form 10-Q for the quarter ended March 31, 1999 (the "Nextel International Form 10-Q").

NOTE 4 -- CONTINGENCIES.

       See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

NOTE 5 -- MANDATORILY REDEEMABLE PREFERRED STOCK.

                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        1999                    1998
                                                                                     ----------              ----------
                                                                                           (dollars in thousands)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009, 13%
   cumulative annual dividend; 604,501 and 585,473 shares issued; 604,488
   and 585,460 shares outstanding, stated at liquidation value                       $  620,860                 601,317

SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2010, 11.125%
   cumulative annual dividend; 837,990 and 815,314 shares issued; 837,975
   and 815,299 shares outstanding, stated at liquidation value                          849,643                 826,637

ZERO COUPON CONVERTIBLE PREFERRED STOCK MANDATORILY REDEEMABLE 2013, no
   dividend; convertible into 5,761,764 shares of Class A Common Stock;
   591,308 shares issued and outstanding; stated at fair value when issued
   plus accretion of liquidation preference at 9.25% compounded quarterly               153,784                 150,298
                                                                                     ----------              ----------
                                                                                     $1,624,287              $1,578,252
                                                                                     ==========              ==========

NOTE 6 -- SEGMENT REPORTING.

       The Company operates in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development and are managed and financed separately based on the fundamental differences in their operations. Nextel evaluates performance of these segments based on segment earnings (loss), which is calculated as earnings (loss) before interest, taxes, depreciation and amortization and other non-recurring charges.

                                                       DOMESTIC       INTERNATIONAL        CONSOLIDATED
                                                       --------       -------------        ------------
                                                                  (dollars in thousands)
FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------
    Digital service revenues                         $   624,625      $    15,517          $   640,142
    Other revenues                                        19,319            4,344               23,663
                                                     -----------      -----------          -----------
        Total operating revenues                         643,944           19,861              663,805
    Segment earnings (loss)                               81,810          (45,990)              35,820
    Depreciation and amortization expenses               205,026           23,414              228,440
    Interest expense                                    (159,365)         (38,694)            (198,059)
    Interest income                                        1,889            1,538                3,427
    Other, net                                            (3,584)         (58,443)             (62,027)
    Loss before income tax benefit                      (284,276)        (165,003)            (449,279)

AS OF MARCH 31, 1999
--------------------
    Long-lived assets, net                           $ 8,849,666      $   907,295          $ 9,756,961
    Identifiable assets                                9,978,459        1,443,127           11,421,586
    Capital expenditures                                 382,042           50,702              432,744

FOR THE THREE MONTHS ENDED MARCH 31, 1998
-----------------------------------------
    Digital service revenues                         $   287,593      $        --          $   287,593
    Other revenues                                        30,983            8,558               39,541
                                                     -----------      -----------          -----------
        Total operating revenues                         318,576            8,558              327,134
    Segment loss                                         (94,843)         (10,190)            (105,033)
    Depreciation and amortization expenses               175,303            9,192              184,495
    Interest expense                                    (125,912)         (19,468)            (145,380)
    Interest income                                       10,029            4,324               14,353
    Other, net                                            (1,029)           1,082                   53
    Loss before income tax benefit                      (387,058)         (33,444)            (420,502)

AS OF MARCH 31, 1998
--------------------
    Long-lived assets, net                           $ 7,591,141      $   859,151          $ 8,450,292
    Identifiable assets                                9,381,302        1,626,258           11,007,560
    Capital expenditures                                 500,193           90,931              591,124

NOTE 7 -- SUBSEQUENT EVENTS.

       TOWERS TRANSACTION -- On April 20, 1999, Nextel and some of its subsidiaries and SpectraSite Holdings, Inc. ("SpectraSite") and some of its subsidiaries consummated agreements pursuant to which Nextel transferred specified telecommunications towers and related assets to SpectraSite, which were then leased back to Nextel. Under the terms of the agreement, Nextel received $560.0 million in cash and about an 18% ownership interest in SpectraSite. In connection with the transaction, the parties entered into an exclusive agreement for SpectraSite to construct additional towers in the United States to support expansion of the digital networks of Nextel and Nextel

Partners. Due to Nextel's continuing involvement related to the ownership interest in SpectraSite, the sale-leaseback transaction will be accounted for by the financing method.

       MOTOROLA WARRANT EXERCISES -- On April 30, 1999, Motorola exercised warrants to purchase 2,895,384 shares of Nextel Class A Common Stock ("Nextel Common Stock"). Nextel received about $43.3 million in cash proceeds from Motorola as a result of such warrant exercises.

       MICROSOFT TRANSACTION -- On May 7, 1999, Nextel and Microsoft Corporation ("Microsoft") entered into an investment agreement in which Microsoft has committed to purchase, and Nextel has committed to sell, about 16.7 million shares of Nextel Common Stock for an aggregate cash investment of about $600 million, representing a per share price of $36.00. The investment agreement and related agreements also establish certain transfer restrictions that apply to the Nextel shares purchased by Microsoft, include an investor standstill provision and provide certain registration rights relating to the Nextel shares. The transactions contemplated by the investment agreement are subject to customary closing conditions. In connection with this transaction, Nextel and Microsoft also entered into agreements under which Microsoft is to provide certain portal services and related assistance in connection with Nextel's previously announced Nextel Online(SM) service offering.

       Nextel plans to use the proceeds from this investment to advance the deployment of its wireless Internet services, to expand its domestic and international digital mobile network service offerings and for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A. OVERVIEW.

       The following discussion of the condensed consolidated financial condition and results of operations of Nextel for the three months ended March 31, 1999 and 1998, and significant factors that could affect Nextel's prospective financial condition, should be read in conjunction with the 1998 Form 10-K and the Nextel International 1998 Form 10-K.

       Nextel provides a wide array of digital and analog wireless communications services throughout the United States. Nextel offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Nextel's Digital Mobile Network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. Nextel and Nextel Partners have significant specialized mobile radio spectrum holdings in and around every major business and population center in the country, including all of the top 50 metropolitan statistical areas in the United States.

       As of March 31, 1999:

- Nextel provided service to about 3,152,900 digital subscriber units in the United States, adding about 415,000 net subscriber units during the quarter; and

- Nextel and Nextel Partners digital networks were operational in areas in and around 92 of the top 100 metropolitan statistical areas in the United States.

B. FIRST QUARTER TRANSACTIONS AND DEVELOPMENTS

       1. NEXTEL PARTNERS TRANSACTION. On January 29, 1999, Nextel, Nextel Partners and certain other parties, including Motorola and Eagle River, an affiliate of Mr. McCaw, entered into definitive agreements relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners plans to construct and operate a digital wireless system utilizing iDEN technology in thirty-nine mid-size and smaller markets in the United States, with a combined population of about 33 million people. Under these agreements, Nextel Partners will offer its customers the same basic package of digital wireless communications services as Nextel, under the Nextel brand name, and customers of Nextel and Nextel Partners will be allowed to roam between the Nextel and Nextel Partners systems without incurring any roaming charges. In connection with this transaction, Nextel sold assets and is in the process of transferring certain FCC licenses to Nextel Partners. In exchange, Nextel Partners issued to Nextel equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131.1 million and paid Nextel about $132.4 million in cash (which remains subject to post-closing adjustments) related to the assets sold and the reimbursement of costs and net operating expenses. The definitive agreements also establish certain circumstances in which Nextel will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices.

       2. MOTOROLA INTERNATIONAL FINANCING. On February 4, 1999, Nextel International and MCC entered into definitive agreements providing for $225.0 million in secured financing. Additional information concerning this and the related financing arrangements between Nextel International and Motorola is included in the Nextel International 1998 Form 10-K.

       3. BRAZIL CURRENCY DEVALUATION. During the first quarter of 1999, there was significant fluctuation in the value of the Brazilian real relative to the United States dollar due to the Brazilian real's recent devaluation. As a result of such devaluation, Nextel International recorded a pre-tax charge (net of minority interests) of about $45.1 million related to foreign currency transaction losses. This amount has been calculated based on the outstanding amount of United States dollar-denominated debt of Nextel International's Brazilian subsidiaries, the average exchange rate of the Brazilian real during the first quarter and Nextel International's percentage ownership interest in its Brazilian subsidiaries at the end of the first quarter. Additionally, Nextel recorded a negative cumulative translation adjustment on its balance sheet of approximately $136.1 million based on the exchange rate as of February 28, 1999 which is reflected as an adjustment to the cumulative translation adjustment account within stockholder's deficit.

       4. SALE OF NEXTBAND INTEREST. On March 31, 1999, Nextel entered into definitive agreements with NEXTLINK providing for the sale of Nextel's interest in NEXTBAND to NEXTLINK. Nextel and NEXTLINK formed NEXTBAND to bid in an auction of LMDS spectrum licenses by the FCC. In the auction, NEXTBAND was awarded LMDS licenses in 42 markets for a bid price of about $134 million. Nextel paid its full one-half share of this bid price in 1998. The purchase price for Nextel's interest in NEXTBAND will be $137.7 million, of which a minimum of $68.85 million will be paid in cash. NEXTLINK may elect to pay the balance of the purchase price in either shares of NEXTLINK common stock or in cash. The transaction is subject to receipt of necessary regulatory approvals and to customary closing conditions. Nextel expects that the transaction will be completed during the second quarter of 1999.

C. POST FIRST QUARTER TRANSACTIONS AND DEVELOPMENTS

       1. TOWERS TRANSACTION. On April 20, 1999, Nextel and some of its subsidiaries and SpectraSite and some of its subsidiaries consummated agreements pursuant to which Nextel transferred specified telecommunications towers and related assets to SpectraSite which were then leased back to Nextel. Under the terms of the agreement, Nextel received $560.0 million in cash and about an 18% ownership interest in SpectraSite. In connection with the transaction, the parties entered into an exclusive agreement for SpectraSite to construct additional towers in the United States to support expansion of the digital networks of Nextel and Nextel Partners. Due to Nextel's continuing involvement related to the ownership interest in SpectraSite, the sale-leaseback transaction will be accounted for by the financing method.

       2. MOTOROLA WARRANT EXERCISES. On April 30, 1999, Motorola exercised warrants to purchase 2,895,384 shares of Nextel Common Stock. Nextel received about $43.3 million in cash proceeds from Motorola as a result of such warrant exercises.

       3. MICROSOFT TRANSACTION. On May 7, 1999, Nextel and Microsoft entered into an investment agreement in which Microsoft has committed to purchase, and Nextel has committed to sell, about 16.7 million shares of Nextel Common Stock for an aggregate cash investment of about $600 million, representing a per share price of $36.00. The investment agreement and related agreements also establish certain transfer restrictions that apply to the Nextel shares purchased by Microsoft, include an investor standstill provision and provide certain registration rights relating to the Nextel shares. The transactions contemplated by the investment agreement are subject to customary closing conditions. In connection with this transaction, Nextel and Microsoft also entered into agreements under which Microsoft is to provide certain portal services and related assistance in connection with Nextel's previously announced Nextel Online(SM) service offering.

       4. INTERNATIONAL FINANCING -- In March 1999 Nextel Argentina notified the administrative agent under the Argentina Credit Facility of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to the Argentina Amendments which modify the covenants in question for future quarters. The effectiveness of the Argentina Amendments is subject to customary conditions, which are expected to be satisfied prior to May 28, 1999. The lenders have extended their waiver of Nextel Argentina's compliance with such covenants until the earlier of May 28, 1999 or the date the Argentina Amendments become effective. As a result of the Argentina Amendments, Nextel International has entered into a new capital subscription agreement that will require additional equity to be contributed to Nextel Argentina.

Concurrently with the execution of the Argentina Amendments, MCC agreed to provide the Argentina Incremental Facility Loans.

       5. INVESTMENT IN NEXTEL INTERNATIONAL. On May 13, 1999, Nextel International issued 1,000 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel. Nextel International received $100.0 million in proceeds from the issuance of such shares of Series A Preferred Stock.

D. RESULTS OF OPERATIONS

       The following discussion compares the consolidated financial condition and results of operations for Nextel for the three months ended March 31, 1999 and 1998, and significant factors that could affect Nextel's prospective financial condition and results of operations.

       1. OPERATING REVENUES

                                                                                                      CHANGE FROM
                                                         % OF                          % OF          PREVIOUS YEAR
                                        MARCH 31,      OPERATING      MARCH 31,      OPERATING      -----------------
                                          1999         REVENUES         1998         REVENUES       DOLLARS   PERCENT
                                        ---------      --------       ---------      --------       -------   -------
                                                                       (dollars in millions)
       Operating revenues                $663.8         100.0%         $327.1         100.0%         $336.7   102.9%
          Domestic                        643.9          97.0%          318.6          97.4%          325.3   102.1%
          International                    19.9           3.0%            8.5           2.6%           11.4   134.1%

       Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services. In 1999, domestic operating revenues increased principally as a result of a 92.1% increase in end-of-period domestic digital subscriber units in service from about 1,641,500 at March 31, 1998 to about 3,152,900 at March 31, 1999. The increase in operating revenues reflects the increased number of subscriber units in service in both new and existing markets and an increase in minutes of use, producing an increase in the average monthly revenue per digital subscriber unit from about $66 during the first quarter of 1998 to about $71 during the first quarter of 1999. The growth in digital subscriber units in service is the result of a number of factors, principally Nextel's increased sales force and marketing staff, increased distribution channels, expanded network capacity, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. International operating revenues increased primarily as a result of increased digital subscriber units in service in Brazil, Argentina and Mexico, due to the launch of digital services in major markets in those countries subsequent to the first quarter of 1998.

       The average churn rate for the domestic Digital Mobile Network operations has increased from about 1.7% per month during the first quarter of 1998 to about 2.0% per month during the first quarter of 1999.

       2. COST OF REVENUES

                                                                                                      CHANGE FROM
                                                         % OF                          % OF          PREVIOUS YEAR
                                        MARCH 31,      OPERATING      MARCH 31,      OPERATING      -----------------
                                          1999         REVENUES         1998         REVENUES       DOLLARS   PERCENT
                                        ---------      --------       ---------      --------       -------   -------
                                                                       (dollars in millions)
       Cost of revenues                  $162.3         24.5%          $102.4         31.3%         $59.9      58.5%
          Domestic                        153.3         23.1%            98.8         30.2%          54.5      55.2%
          International                     9.0          1.4%             3.6          1.1%           5.4     150.0%

       Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. In the first quarter of 1999, domestic cost of revenues increased from the first quarter of 1998 primarily as a result of a 66.7% increase in the number of switches placed in service and a 44.2% increase in cell sites and related equipment activated by Nextel, as well as increases in airtime usage and digital subscriber units in service. Additionally, the increase in cost of international revenues is attributable primarily to the increase in cell site operations and maintenance related expenses incurred due to the commercial launch of international digital services subsequent to the first quarter of 1998. Cost of revenues as a percentage of revenues decreased as a result of the economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during the first quarter of 1999 and the latter part of 1998.

       3. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                                      CHANGE FROM
                                                         % OF                          % OF          PREVIOUS YEAR
                                        MARCH 31,      OPERATING      MARCH 31,      OPERATING      -----------------
                                          1999         REVENUES         1998         REVENUES       DOLLARS   PERCENT
                                        ---------      --------       ---------      --------       -------   -------
                                                                       (dollars in millions)
       Selling, general and
          administrative expenses        $465.6         70.1%          $329.7         100.8%        $135.9     41.2%
          Selling and marketing           283.7         42.7%           203.4          62.2%          80.3     39.5%
          General and administrative      181.9         27.4%           126.3          38.6%          55.6     44.0%

       The increase in selling, general and administrative expenses for the first quarter of 1999 from the comparable 1998 period consisted of an increase in domestic expenses of $94.2 million and an increase in international expenses of $41.7 million.

       The increase in selling and marketing expenses in the first quarter of 1999 from the comparable 1998 period consists primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

- $28.0 million of increased losses generated from consolidated sales of digital subscriber units and related accessories (including a loss of $6.1 million relating to international digital subscriber unit sales);

- $23.5 million of increased domestic dealer commissions and residuals earned by indirect distributors as a result of increased unit sales through, and increased reliance on, indirect distribution channels;

- $18.0 million of increased advertising and marketing expenses from international operations as a result of the launch of digital service in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro and Mexico City in the third quarter 1998; and

- $10.8 million of increased advertising, telemarketing and other selling and marketing expenses attributable to the expanded marketing campaigns in effect during 1998 and the first quarter of 1999.

       Nextel offers digital subscriber units and related accessories at competitive prices, which are below cost as an incentive for new customers to subscribe to its services and for certain existing customers to remain subscribers. Nextel includes the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs. The loss on digital subscriber unit and related accessory sales for the first quarter of 1999 increased 47.4% to $87.1 million, compared to $59.1 million during the first quarter of 1998 and decreased as a percentage of operating revenue to 13.1% for the first quarter of 1999 from 18.1% for the first quarter of 1998. The increase in the loss on digital subscriber unit and related accessory sales compares favorably to the 92.1% increase in end-of-period domestic digital subscriber units in service due to decreases in subsidies and discounts on a per unit basis offered to customers purchasing digital subscriber units and related accessories. Competitive market pressures are expected to result in a continued trend of negative gross margins on digital subscriber unit and related accessory sales as Nextel anticipates that it will continue to offer customers subsidies and/or discounts in connection with the sale and installation of digital subscriber units and related accessories.

       In the first quarter of 1999, the increase in general and administrative expenses from the comparable 1998 period is primarily attributable to the following:

- $20.0 million of increased domestic expenses related to billing and collection activities as a result of a larger customer base;

- $18.0 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities; and

- $17.6 million of increased international general and administrative expenses, incurred to support the growth in its international markets, and bad debt expenses.

During the first quarter of 1999, Nextel continued to maintain its comprehensive and aggressive credit review and collection program with respect to its domestic operations. As a result of these initiatives, consolidated bad debt expense as a percentage of total revenues, including both operating revenues and digital equipment revenues classified within selling and marketing expense, decreased from 5.4% for the first quarter of 1998 to 4.5% for the first quarter of 1999.

       Selling and general administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to the items listed below, but are expected to decline as a percentage of revenues as the revenue base increases.

-      continuing aggressive marketing campaigns;

- increasing sales and marketing, customer care and back-office support staffing; and

- increasing subsidies associated with the sale of additional digital subscriber units and related accessories.

       4. DEPRECIATION AND AMORTIZATION

                                                                                                      CHANGE FROM
                                                         % OF                          % OF          PREVIOUS YEAR
                                        MARCH 31,      OPERATING      MARCH 31,      OPERATING      -----------------
                                          1999         REVENUES         1998         REVENUES       DOLLARS   PERCENT
                                        ---------      --------       ---------      --------       -------   -------
                                                                       (dollars in millions)
       Depreciation and
         amortization expense            $228.4         34.4%          $184.5         56.4%          $43.9     23.8%
          Depreciation                    175.6         26.5%           134.4         41.1%           41.2     30.7%
          Amortization                     52.8          7.9%            50.1         15.3%            2.7      5.4%

       In the first quarter of 1999, depreciation expense increased from the comparable 1998 period primarily due to the effect of activating additional operational cell sites and switches in new and existing domestic and international markets launched subsequent to the first quarter of 1998, partially offset by decreases associated with the sale of certain switch assets and the Nextel Partners transaction. System assets relating to the development and expansion of the Digital Mobile Networks both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in the relevant markets.

       5. INTEREST EXPENSE, INTEREST INCOME AND OTHER

                                                                                                      CHANGE FROM
                                                         % OF                          % OF          PREVIOUS YEAR
                                        MARCH 31,      OPERATING      MARCH 31,      OPERATING      -----------------
                                          1999         REVENUES         1998         REVENUES       DOLLARS   PERCENT
                                        ---------      --------       ---------      --------       -------   -------
                                                                       (dollars in millions)
       Interest expense                  $198.1           29.8%        $145.4           44.5%        $ 52.7     36.2%
       Interest income                      3.4            0.5%          14.4            4.4%         (11.0)   (76.4%)
       Other (expense) income, net        (62.0)          (9.3%)          0.1            0.0%         (62.1)     NM
       Income tax benefit                   9.8            1.5%          33.6           10.3%         (23.8)   (70.8%)
       Loss attributable to
         common stockholders              485.5           73.1%         415.0          126.9%          70.5     17.0%

       NM-Not Meaningful

       The increase in interest expense for the first quarter of 1999 from the comparable 1998 period resulted from Nextel's and Nextel International's issuance of senior redeemable notes during 1998, as well as a higher average level of borrowings under Nextel's bank credit agreement and Nextel International's bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the domestic vendor credit facility during the first quarter of 1998 and the retirement of a portion of a series of senior redeemable discount notes during the second quarter of 1998.

       The decrease in interest income for 1999 from 1998 is primarily attributable to income recognized in 1998 on the investment of the net proceeds received from Nextel's sale of the Series E exchangeable preferred stock and the issuance of the senior redeemable discount notes in the first quarter of 1998.

       Nextel recorded an income tax benefit of $9.8 million (an effective tax rate of 2.2%) in 1999, compared to $33.6 million (an effective tax rate of 8.0%) in 1998. The change in effective tax rate primarily resulted from a change in the tax law which extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on Nextel's ability to utilize its net operating losses for income tax purposes.

E. LIQUIDITY AND CAPITAL RESOURCES

       Nextel had net losses attributable to common stockholders of $485.5 million and $415.0 million for the three months ended March 31, 1999 and 1998, respectively. The operating expenses associated with developing, enhancing and operating the Digital Mobile Network have more than offset operating revenues, and operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to offset operating revenues for the next several years. Nextel has consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, Nextel intends to use its existing cash and investments, continued positive earnings before interest, taxes, depreciation and amortization from its domestic operations and externally generated funds from debt and equity sources (as discussed below) to cover future needs, including the design, implementation and operation of its Digital Mobile Network both domestically and internationally.

       CASH FLOWS

       Net cash provided by operating activities of $89.3 million for the three months ended March 31, 1999 increased by $199.1 million compared to net cash used in operating activities of $109.8 million for the three months ended March 31, 1998. The increase in net cash provided by operating activities consisted of a domestic increase of $232.8 million partially offset by cash used in international operations of $33.7 million. The improvement in the cash provided by operating activities reflects increasing operating revenues and improved domestic operating results coupled with strengthened cost controls.

       Capital expenditures to fund the continued expansion of the Digital Mobile Network continue to represent the largest use of Company funds for investing activities. Net cash used in investing activities for the three months ended March 31, 1999 decreased $237.5 million as compared to the three months ended March 31, 1998, primarily attributable to the $124.3 million decrease in capital expenditures and the receipt of $132.4 million related to the sale of assets to Nextel Partners and reimbursement of certain costs and operating expenses by Nextel Partners. Cash payments for capital expenditures totaled $477.8 million for the three months ended March 31, 1999 and $602.1 million for the three months ended March 31, 1998, including $45.4 million and $87.3 million in capital expenditures for international operations for the three months ended March 31, 1999 and 1998, respectively. While domestic capital spending decreased due to a number of factors, including improved management of infrastructure inventory, this level of capital expenditures is not expected to be indicative of future quarters in 1999, during which the rate of capital spending is expected to increase. Also contributing to the decrease in cash used in investing activities was a $71.8 million decrease in payments for acquisitions and purchases of licenses and a decrease of $32.3 million in cash investments in international subsidiaries, offset by a decrease of $123.3 million in net proceeds from marketable securities transactions.

       Cash flows provided by financing activities decreased by $1,715.9 million as compared to the three months ended March 31, 1998, primarily reflecting the net proceeds received in the first quarter of 1998 from the issuance of debt securities and mandatorily redeemable preferred stock. Net cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of $183.8 million in net borrowings under Nextel's bank credit agreement and Nextel International's bank and vendor credit facilities and $21.6 million in proceeds from common stock issuances and option exercises.

       Nextel had a working capital deficit of $385.7 million at March 31, 1999 compared to $129.5 million at December 31, 1998. During the first quarter of 1999, Nextel utilized available cash balances and financed its capital expenditures with current liabilities (e.g. accounts payable) resulting in an increase in the working capital deficit. Nextel International primarily continues to finance international operations, capital expenditures and acquisitions by incurring long-term debt.

F. FUTURE CAPITAL NEEDS AND RESOURCES

       Nextel anticipates that, for the foreseeable future, it will be utilizing significant amounts of its available cash for:

       - capital expenditures for the construction and enhancement of the Digital Mobile Network, both domestically and internationally;

       - operating expenses relating both to the Digital Mobile Network and to its analog specialized mobile radio business;

       - potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future FCC auctions of spectrum;

       -      debt service requirements; and

       -      other general corporate expenditures.

Nextel anticipates that its cash utilization for capital expenditures and other investing activities will continue to exceed its positive cash flows from domestic operating activities throughout 1999 as it builds out, expands and enhances its Digital Mobile Network in the United States.

       Nextel's bank credit agreement, as amended (the "Bank Credit Agreement"), provides total potential secured financing capacity of $3.5 billion, of which $3.295 billion in secured financing is currently available to Nextel, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $1.795 billion in term loans which mature over a period from September 30, 2001 to March 31, 2007. At March 31, 1999, Nextel had drawn $2.194 billion of its available financing under the Bank Credit Agreement.

       Amounts outstanding under the Bank Credit Agreement are secured by liens on assets of certain of Nextel's domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or the London Interbank Offered Rate ("LIBOR"). The maturity dates of the loans are subject to acceleration if the aggregate principal amount of certain series of Nextel's senior redeemable discount notes is not less than $1.0 billion by specified dates. The availability of such financing is subject to Nextel's satisfying certain requirements under the indentures governing its public notes issued before 1997, which require Nextel to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as that term is defined in the applicable indentures). Based on the amount of equity issuances, including issuances of preferred stock in 1997 and 1998, and Nextel's outstanding debt at March 31, 1999, Nextel may access the full $3.295 billion currently available under the Bank Credit Agreement in compliance with the debt incurrence covenants contained in those indentures.

       Based on its assessment of business activity and related net cash needs through the end of 1999, Nextel anticipates that its cash on hand, the remaining amounts available for borrowing under the Bank Credit Agreement, the cash proceeds assumed to be received upon the exercise in 1999 of options held by Digital Radio, L.L.C., the cash proceeds recently received upon Motorola's exercises of warrants, the cash payment recently received upon completing the sale of assets to Nextel Partners, the cash proceeds recently received upon closing the towers sale transaction with SpectraSite, the cash proceeds expected to be received upon completion of the investment transaction with Microsoft and the net cash expected to be generated by domestic operations through the end of 1999, collectively, will provide more than sufficient funds to finance Nextel's domestic operations, meet its domestic debt service obligations and fund its domestic capital expenditures, all at levels Nextel currently anticipates would be consistent with maintaining growth within an assumed range of an annual rate of 1.4 to 1.6 million net domestic digital subscriber unit additions during 1999. See, "I. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

       Nextel may require additional financing to fund further deployment, expansion and enhancement of its Digital Mobile Network in the United States after 1999. Nextel also may require additional financing to pursue activities related to new business opportunities (including commercial activities involving its deployment of data transmission services), additional spectrum acquisitions (including any negotiated acquisitions of spectrum from third parties and spectrum auctions by the FCC) and other potential transactions or investments not a part of its current domestic mobile wireless communications businesses. Finally, the above funding requirements and estimates relate only to Nextel's domestic business operations and opportunities, and do not reflect any of the separate funding needs of Nextel International. See also the discussion under the caption "Liquidity and Capital Resources" in the Nextel International Form 10-Q.

       The availability of borrowings pursuant to the Bank Credit Agreement is subject to certain conditions, and Nextel cannot provide assurance that such conditions will be met. Moreover, Nextel cannot provide assurances that it will receive funding from its other existing or assumed sources, such as the exercise of outstanding options to purchase Nextel's common stock. The instruments relating to Nextel's financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that may be incurred by Nextel. The terms of the Bank Credit Agreement also require Nextel and its restricted subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, Nextel's capital needs, and its ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of Nextel's Digital Mobile Network, the amount and timing of Nextel's capital expenditures and operating losses, the availability and volatility of the equity and debt markets, the market price of its common stock and consummation of specific pending transactions. See, "I. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

       Nextel has had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated and/or are disclosed herein, Nextel has no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between Nextel and Motorola pursuant to which Nextel acquired substantially all of Motorola's domestic 800 MHz specialized mobile radio licenses in 1995, Nextel has agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent which may make securing equity investments more difficult. In this connection, the recent investment commitment by Microsoft did not involve granting any superior governance rights. The ability of Nextel to incur additional indebtedness including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement, is and will be limited by the terms of Nextel's financing agreements and the terms of some of Nextel's preferred stock.

G. NEXTEL INTERNATIONAL CAPITAL NEEDS

       As of March 31, 1999, approximately $104.8 million had been borrowed under an equipment financing facility provided through MCC (the "International Motorola Financing Facility") (including all $100.0 million in loans to reimburse Nextel International for payments made to Motorola by Nextel International and certain of its operating subsidiaries and affiliates after January 1, 1997 for the purchase of iDEN equipment and related services or for the benefit of such subsidiaries and affiliates (the "Reimbursement Loans") and approximately $120.2 million remained available for future borrowings under such facility. Additionally, as of March 31, 1999, all of the $14.7 million available under the existing financing facility between MCC and Infocom Communications Network, Inc. ("Nextel Philippines") (the "Philippine Motorola Financing") had been borrowed, approximately $103.8 million had been borrowed under the vendor financing agreement between McCaw International (Brazil), Ltd. ("Nextel Brazil") and MCC (the "Brazil Motorola Financing"), with the remaining $21.2 million available for future borrowings, and all of the $100.0 million available under the Argentina Credit Facility had been borrowed. Nextel International plans to refinance the amounts owed by Nextel Philippines under the Philippines Motorola Financing with proceeds of loans under the International Motorola Financing Facility in the second quarter of 1999. The availability of borrowings under each of the International Motorola Financing Facility and the Brazil Motorola Financing is subject to the satisfaction or waiver of certain applicable borrowing conditions under each facility. See, "I. Nextel's Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

       In March 1999 Nextel Argentina notified the administrative agent under the Argentina Credit Facility of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to the Argentina Amendments. The effectiveness of the Argentina Amendments is subject to customary conditions, which are expected to be satisfied prior to May 28, 1999. The lenders have extended their waiver of Nextel Argentina's compliance with such covenants until the earlier of May 28, 1999 or date the Argentina Amendments become effective. As a result of the Argentina Amendments, Nextel International has entered into a new capital subscription agreement that will require additional equity to be contributed to Nextel Argentina. Concurrently with the execution of the Argentina Amendments, MCC agreed to provide the Argentina Incremental Facility Loans.

       On May 13, 1999, Nextel International issued 1,000 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel. Nextel International received $100.0 million in proceeds from the issuance of such shares of Series A Preferred Stock. Additionally, in May 1999, Nextel International entered into a commitment with MCC pursuant to which MCC agreed to provide up to $56.6 million in incremental term loans to Nextel International (the "International Motorola Incremental Facility").

       Based on Nextel International's current estimate of its funding requirements for 1999, Nextel International believes that it will have adequate funding to continue its operations through the end of 1999. Such assessment is based on Nextel International's assumed utilization of its available cash and cash equivalents and borrowings expected to be available under the International Motorola Financing Facility, the International Motorola Incremental Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans to meet its assumed cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations) during such period. There can be no assurance that such resources will be sufficient to fund Nextel International's obligations through the end of 1999. Subsequent to 1999 Nextel International will require significant additional capital to fund the construction and expansion of its Digital Mobile Networks and will need to rely on external sources of financing to fund its operating losses and for other general corporate purposes until its operations generate positive cash flows. See, "-- Nextel's Forward-Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs" and the Nextel International 1998 Form 10-K and the Nextel International Form 10-Q.

H. YEAR 2000 READINESS

       As is the case with most other businesses using computers in their operations, Nextel is in the process of evaluating and addressing the Year 2000 readiness of its computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of Nextel's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

       1. STATE OF READINESS

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

       Nextel's ability to reach its Year 2000 readiness goal depends and will continue to depend on the efforts of significant third-party vendors, suppliers, subcontractors and business partners. Some of these significant third parties are not yet Year 2000 ready, although many of them have provided Nextel with detailed action plans and timetables for achieving Year 2000 readiness. Nextel monitors the progress of these third parties towards Year

2000 readiness on a regular basis. Nextel regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for Nextel's utilization in its domestic and international operations and systems. Specifically, Nextel relies on services and products offered by the following significant third parties:

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

       As of April 15, 1999, with respect to its non-IT devices and/or systems containing embedded circuitry, Nextel is, primarily, in the assessment phase. Additionally, with respect to its IT systems that are critical to Nextel's business operations and issues relating to material third parties, Nextel is in various phases noted as follows:

       - International Telecommunications Data Systems, Inc. informed Nextel that software that operates Nextel's domestic order entry and provisioning system has successfully completed the renovation phase and is scheduled for delivery to Nextel for user acceptance testing and implementation. This vendor has also informed Nextel that the software used for domestic billing capabilities has successfully completed the assessment and renovation phases and is currently in unit and system integration testing phases;

       - Motorola informed Nextel that the subscriber unit models i390 and i1000 are Year 2000 ready, and all other subscriber units are Year 2000 ready with the exception of the short message service feature on all other phones, which is not expected to cause a material disruption in Nextel's service offerings. With regard to the Digital Mobile Network, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

                     - critical call and data processing systems applicable to a significant portion of the Digital Mobile Network have passed Year 2000 readiness testing;

                     - Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for Nextel's use; and

                     - Voice mail system components have passed Year 2000 readiness testing.

       - Oracle has advised Nextel that the software that supports Nextel's human resources function and financial systems is Year 2000 ready in conjunction with recommended upgrades. Nextel is in the process of establishing the environment to test and apply these upgrades;

       - Vantive provided information to Nextel that it has tested and certified the Year 2000 readiness of the software that will be used to develop Year 2000 ready customer care systems for Nextel International's operations;

       - LHS informed Nextel that the software currently in use in Nextel International's systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. Nextel International is currently conducting in-house Year 2000 readiness testing and its implementation plans include making the appropriate upgrades recommended by LHS; and

       - Motorola Communications Israel Ltd., which provides the provisioning systems for Nextel International, certified that its software is Year 2000 ready.

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

       2. THE COSTS TO ADDRESS NEXTEL'S YEAR 2000 READINESS CHALLENGES

       Based on information developed to date as a result of Nextel's assessment efforts, Nextel believes that the costs of modifying, upgrading or replacing its systems and equipment will not have a material effect on Nextel's liquidity, its financial condition or results of operations. Nextel currently estimates that its domestic and international expenditures in connection with these efforts during 1999 will not exceed $45 million. To date, Nextel has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing its Year 2000 readiness efforts.

       3. THE RISKS OF NEXTEL'S YEAR 2000 READINESS CHALLENGES

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

       -      pursuing additional business opportunities; and

       -      obtaining equity or debt financing.

       Significantly, Nextel cannot independently assess the impact of Year 2000 readiness challenges, activities and programs involving operators of public switched telecommunications networks or other service providers, for example, electric utilities. Nextel therefore must rely on public switched telecommunications networks and utility providers' estimates of their own Year 2000 readiness challenges and the status of their related compliance activities and programs in Nextel's own Year 2000 readiness assessment process. Because Nextel's systems are interconnected with public switched telecommunications networks and are dependent upon the systems of other service providers, any disruption of operations in the computer programs of such public switched telecommunications networks or service providers would likely have an impact on Nextel's systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on Nextel's operations.

       Finally, in assessing its Year 2000 readiness exposure associated with its international operations, Nextel has considered that certain operators of public switched telecommunications networks or other service providers and operations located in foreign countries may not be at the same level of awareness or assessment of the Year 2000 readiness challenges and remedial measures as their United States counterparts. These factors, to the extent present with respect to Nextel's international operations, may result in delays in identifying Year 2000 readiness challenges and a lag in implementing remediation efforts as compared with Nextel's domestic operations. In the event Nextel's international affiliates and their own material third parties fail to timely address their Year 2000 readiness challenges, Nextel's international operations could experience material disruptions after December 31, 1999.

       4. NEXTEL'S CONTINGENCY PLANS

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

I. NEXTEL'S FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

       "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the related discussions referred to above that are also included in the 1998 Form 10-K and in the Nextel International Form 10-K) that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Nextel's actual future experience involving any one or more of such matters and subject areas. Nextel has attempted to identify, in context and in the 1998 Form 10-K, some of the factors that it currently believes may cause actual future experience and results to differ from it's current expectations regarding the relevant matter or subject area. The operation and results of Nextel's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified or referred to elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the 1998 Form 10-K, including, but not limited to, general economic conditions in the geographic areas and occupational market segments that Nextel is targeting for its Digital Mobile Network service, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet Nextel's service deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to Nextel's Digital Mobile Network performance, the continued successful performance of the iDEN technology being deployed in Nextel's various market areas, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to Nextel's Digital Mobile Network business, Nextel's ability to timely and successfully accomplish required scale-up of its billing, collection, customer care and similar back-room operations to keep pace with customer growth and increased system usage rates and growth in levels of accounts receivables being generated by the Digital Mobile Network customer base, access to sufficient debt or equity capital to meet Nextel's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by Nextel's competitors, including providers of cellular and personal communications services, the ability to successfully develop or obtain from third parties and implement year 2000 readiness solutions in systems that are critical to its business operations, future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Nextel's reports filed with the Commission including the 1998 Form 10-K and, with specific reference to risk factors relating to international operations, in Nextel International's reports filed with the Commission including the Nextel International 1998 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Nextel uses mandatorily redeemable preferred stock, senior redeemable notes, and bank and vendor credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose Nextel to interest rate risk. Nextel's primary interest rate risk exposure results from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under Nextel's bank and vendor credit agreements. Nextel uses off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of Nextel's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet financial instrument and do not constitute speculative or leveraged positions independent of these exposures.

       Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior redeemable discount notes and bank and vendor credit facilities which are denominated in United States dollars. Accordingly, fluctuations in exchange rates relative to the United States dollar, primarily those related to the Brazilian real, Mexican peso and Argentinean peso, expose Nextel to foreign currency exchange rate risk. In the near term, Nextel's foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited since the terms of the senior redeemable discount notes and bank and vendor credit facilities do not require significant principal payments until after 1999. Accordingly, as of March 31, 1999, Nextel International has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

       Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc. ("Clearnet"), a publicly traded company that had a fair value of $110.6 million as of March 31, 1999. In accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is recorded at its market value in Nextel's financial statements. Negative fluctuations in Clearnet's stock price expose Nextel to equity price risk. A 10% decline in the stock price would result in a $11.1 million decrease in the fair value of Nextel's investment in Clearnet.

       The information below summarizes Nextel's sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of March 31, 1999 in United States dollars. To the extent that Nextel's financial instruments expose Nextel to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for Nextel's mandatorily redeemable preferred stock, senior redeemable notes, and bank and vendor credit facilities in effect at March 31, 1999 and, in the case of the mandatorily redeemable preferred stock and senior redeemable notes, excludes the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of March 31, 1999. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (i) quoted market prices for mandatorily redeemable preferred stock and senior redeemable notes;
(ii) the carrying value for the bank and vendor credit facilities at March 31, 1999 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swap and collar agreements. Descriptions of Nextel's mandatorily redeemable preferred stock, senior redeemable notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 8, 9 and 12 to the consolidated financial statements contained in the 1998 Form 10-K and should be read in conjunction with the following table. The increase in the fair values of Nextel's mandatorily redeemable preferred stock, long-term debt, and interest rate swaps and collars as compared to December 31, 1998 reflect the changes in the applicable market conditions.

                                                                    YEAR OF MATURITY
                                                   --------------------------------------------------
                                                        1999              2000              2001
                                                   --------------    --------------    --------------
                                                              (U.S. DOLLARS IN THOUSANDS)
I.      INTEREST RATE SENSITIVITY
MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT:
    Fixed Rate                                           --                   --                --
    Average Interest Rate                                --                   --                --
    Variable Rate                                        --              $30,751           $96,956
    Average Interest Rate                                --                 9.4%             8.9 %


INTEREST RATE SWAPS:
    Variable to Fixed                                    --                   --           200,000
    Average Pay Rate                                     --                   --              5.4%
    Average Receive Rate                                 --                   --              5.3%
    Variable to Variable                                 --               50,000           100,000
    Average Pay Rate                                     --                 5.1%              5.3%
    Average Receive Rate                                 --                 5.2%              5.7%

INTEREST RATE COLLARS:
    Collars                                              --                   --                --
    Average Cap                                          --                   --                --
    Average Floor                                        --                   --                --

II.     FOREIGN EXCHANGE RATE SENSITIVITY
LONG-TERM DEBT:
    Fixed Rate                                           --                   --                --
    Average Interest Rate                                --                   --                --
    Variable Rate                                        --               30,751            66,956
    Average Interest Rate                                --                 9.4%              9.7%

                                                                     YEAR OF MATURITY
                                                   -----------------------------------------------
                                                        2002              2003          THEREAFTER
                                                   --------------    --------------     ----------
                                                               (U.S. DOLLARS IN THOUSANDS)
I.      INTEREST RATE SENSITIVITY
MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT:
    Fixed Rate                                              --          $35,811         $8,833,596
    Average Interest Rate                                   --            11.5%              10.9%
    Variable Rate                                     $140,282          220,282          2,014,305
    Average Interest Rate                                 8.6%             8.2%               7.6%


INTEREST RATE SWAPS:
    Variable to Fixed                                       --          100,000            570,000
    Average Pay Rate                                        --             5.5%               8.1%
    Average Receive Rate                                    --             5.0%               5.1%
    Variable to Variable                                    --          400,000                 --
    Average Pay Rate                                        --             4.9%                 --
    Average Receive Rate                                    --             5.0%                 --

INTEREST RATE COLLARS:
    Collars                                                 --          200,000                 --
    Average Cap                                             --             6.7%                 --
    Average Floor                                           --             4.5%                 --

II.     FOREIGN EXCHANGE RATE SENSITIVITY
LONG-TERM DEBT:
    Fixed Rate                                              --               --          1,681,463
    Average Interest Rate                                   --               --              12.6%
    Variable Rate                                       77,332          107,332             26,205
    Average Interest Rate                                 9.7%             9.4%              10.3%



                                                     TOTAL     FAIR VALUE
                                                   ----------  ----------

I.      INTEREST RATE SENSITIVITY
MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT:
    Fixed Rate                                     $8,869,407  $7,202,439
    Average Interest Rate                               10.9%
    Variable Rate                                   2,502,576   2,502,576
    Average Interest Rate                                7.9%


INTEREST RATE SWAPS:
    Variable to Fixed                                 870,000     (85,563)
    Average Pay Rate                                     7.2%
    Average Receive Rate                                 5.1%
    Variable to Variable                              550,000       1,945
    Average Pay Rate                                     5.0%
    Average Receive Rate                                 5.1%

INTEREST RATE COLLARS:
    Collars                                           200,000      (2,121)
    Average Cap                                          6.7%
    Average Floor                                        4.5%

II.     FOREIGN EXCHANGE RATE SENSITIVITY
LONG-TERM DEBT:
    Fixed Rate                                      1,681,463     928,578
    Average Interest Rate                               12.6%
    Variable Rate                                     308,576     308,576
    Average Interest Rate                                9.6%

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

       The Company is involved in certain legal proceedings that are described in the 1998 Form 10-K. During the three months ended March 31, 1999, there were no material changes in the status of or developments regarding those legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

       (a) Inapplicable

       (b) Inapplicable

       (c) On January 29, 1999, in connection with the formation of Nextel Partners, Nextel entered into certain agreements pursuant to which the holders of Nextel Partners common stock have the right, under specified circumstances, to require a subsidiary of Nextel to purchase such shares, and the Nextel subsidiary has the right, under specified circumstances, to require the Nextel Partners stockholders to sell their Nextel Partners stock to the subsidiary. In either event, the Nextel subsidiary has the right, at its option, to pay for the Nextel Partners stock with shares of Nextel Common Stock (the "Contingent Right"). In that event, the Nextel Common Stock would be valued based on its market price at that time, and the Nextel Partners stock would be valued, depending on the circumstances of the purchase and sale, at a formula price or at its fair market value at that time. These rights, together with the other assets that Nextel contributed, were exchanged for stock in Nextel Partners and other rights described in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - B. First Quarter Transactions and Developments."

              This transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon the representations made by the purchasers of the Nextel Partners securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) List of Exhibits.

EXHIBIT NUMBER   EXHIBIT DESCRIPTION
--------------   -------------------
4.1              Amendment No. 3 to Credit Agreement dated as of March 23, 1999 between
                 Nextel Communications, Inc., Nextel Finance Company and the other
                 Restricted Companies, Toronto Dominion (Texas), Inc. in its capacity as
                 Administrative Agent and The Chase Manhattan Bank in its capacity as
                 Collateral Agent (filed herein as Exhibit 4.1 to the March 31, 1999 Form
                 10-Q and incorporated herein by reference).

10.1             Letter Amendment to Employment Agreement dated as of February 26, 1999, between Daniel Akerson and Nextel (filed as Exhibit 10.15.3 to the 1998
                 Form 10-K filed on March 30, 1999 and incorporated herein by reference).

10.2             Non-Negotiable Unsecured Promissory Note, dated March 10, 1999, issued by
                 Daniel Akerson to a subsidiary of Nextel (filed as Exhibit 10.15.4 to the
                 1998 Form 10-K filed on March 30, 1999 and incorporated herein by reference).

10.3             Joint Venture Agreement by and among Nextel Partners, Inc., Nextel
                 Partners Operating Corp., and Nextel WIP Corp., dated as of January 29,
                 1999 (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on February 24, 1999 (the "February 24 8-K") and incorporated herein by reference).

10.4             Shareholders' Agreement among Nextel Partners, Inc., and the Shareholders named therein, dated as of January 29, 1999 (filed as Exhibit 10.2 to the
                 February 24 8-K and incorporated herein by reference).

10.5             Agreement Specifying Obligations of, and Limiting Liability and Recourse
                 to, Nextel, dated as of January 29, 1999 (filed as Exhibit 10.3 to the
                 February 24 8-K and incorporated herein by reference).

10.6             NEXTBAND Interests Purchase Agreement, dated as of March 31, 1999, by and between Nextel Spectrum Acquisition Corp. and NEXTLINK Communications,
                 Inc. (including the form of Registration Rights Agreement attached as
                 Exhibit A thereto) (filed as Exhibit 10.1 to the Current Report on Form
                 8-K dated and filed on April 1, 1999 and incorporated herein by reference).

27**             Financial Data Schedule.

                 ----------------
              ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

  (b) Reports on Form 8-K.

       (i) Current Report on Form 8-K dated and filed on February 24, 1999 with the Commission reporting under Item 5 the Nextel Partners transaction and the towers sale transaction with SpectraSite, Inc.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEXTEL COMMUNICATIONS, INC.

                                        By:      /s/WILLIAM G. ARENDT
                                            -----------------------------------
Date:  May 17, 1999                                  William G. Arendt
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------
      4.1           Amendment No. 3 to Credit Agreement dated as of March 23, 1999 between Nextel Communications, Inc., Nextel Finance Company the
                    other Restricted Companies, Toronto Dominion (Texas), Inc. in its
                    capacity as Administrative Agent and The Chase Manhattan Bank in
                    its capacity as Collateral Agent (filed herein as Exhibit 4.1 to the March 31, 1999 Form 10-Q and incorporated herein by
                    reference).

     10.1           Letter Amendment to Employment Agreement dated as of February 26,
                    1999, between Daniel Akerson and Nextel (filed as Exhibit 10.15.3 to the 1998 Form 10-K filed on March 30, 1999 and incorporated herein by reference).

     10.2           Non-Negotiable Unsecured Promissory Note, dated March 10, 1999, issued by Daniel Akerson to a subsidiary of Nextel (filed as
                    Exhibit 10.15.4 to the 1998 Form 10-K filed on March 30, 1999 and incorporated herein by reference).

     10.3           Joint Venture Agreement by and among Nextel Partners, Inc., Nextel
                    Partners Operating Corp., and Nextel WIP Corp., dated as of
                    January 29, 1999 (filed as Exhibit 10.1 to the Current Report on
                    Form 8-K dated and filed on February 24, 1999 (the "February 24
                    8-K") and incorporated herein by reference).

     10.4           Shareholders' Agreement among Nextel Partners, Inc., and the
                    Shareholders named therein, dated as of January 29, 1999 (filed as
                    Exhibit 10.2 to the February 24 8-K and incorporated herein by reference).

     10.5           Agreement Specifying Obligations of, and Limiting Liability and
                    Recourse to, Nextel, dated as of January 29, 1999 (filed as
                    Exhibit 10.3 to the February 24 8-K and incorporated herein by reference).

     10.6           NEXTBAND Interests Purchase Agreement, dated as of March 31, 1999, by and between Nextel Spectrum Acquisition Corp. and NEXTLINK
                    Communications, Inc. (including the form of Registration Rights
                    Agreement attached as Exhibit A thereto) (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 1999 and incorporated herein by reference).

     27**           Financial Data Schedule.

                    ----------------
                 ** Submitted only with the electronic filing of this document with the
                    Commission pursuant to Regulation S-T under the Securities Act.