Form 10-Q
period 1999-06-30
NEXTEL COMMUNICATIONS INC
filed 1999-08-16
CIK 824169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                       OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _________

                         Commission File Number 0-19656

                           NEXTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                           36-3939651
     (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
      incorporation or organization)

2001 EDMUND HALLEY DRIVE, RESTON, VIRGINIA                             20191
 (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (703) 433-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                       Number of Shares Outstanding
                 Title of Class                              on July 30, 1999
                 --------------                              ----------------
     Class A Common Stock, $0.001 par value                     313,771,320

        Class B Non-Voting Common Stock,                         17,830,000
                $0.001 par value

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------
PART I     FINANCIAL INFORMATION.

           Item 1.              Financial Statements - Unaudited.

                                Condensed Consolidated Balance Sheets -
                                      As of June 30, 1999 and December 31, 1998.                                          3

                                Condensed Consolidated Statements of Operations and Comprehensive
                                      Loss - For the Six Months Ended June 30, 1999 and 1998.                             4

                                Condensed Consolidated Statements of Operations and Comprehensive
                                      Loss - For the Three Months Ended June 30, 1999 and 1998.                           5

                                Condensed Consolidated Statement of Changes in Stockholders' Equity -
                                      For the Six Months Ended June 30, 1999.                                             6

                                Condensed Consolidated Statements of Cash Flows -
                                      For the Six Months Ended June 30, 1999 and 1998.                                    7

                                Notes to Condensed Consolidated Financial Statements.                                     8

           Item 2.              Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations.                                               14

           Item 3.              Quantitative and Qualitative Disclosures About Market Risk.                              30

PART II    OTHER INFORMATION.

           Item 1.              Legal Proceedings.                                                                       32

           Item 2.              Changes in Securities.                                                                   32

           Item 4.              Submission of Matters to a Vote of Security Holders                                      32

           Item 6.              Exhibits and Reports on Form 8-K.                                                        33

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED

                                                                                            1999                        1998
                                                                                     ------------------          ------------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (of which $141 and $121 is restricted)                $            1,418          $              321
     Accounts and notes receivable, less allowance for doubtful accounts
         of $61 and $63                                                                             527                         443
     Subscriber unit and accessory inventory                                                         67                          63
     Assets held for sale                                                                            --                         132
     Prepaid expenses and other                                                                      77                          93
                                                                                     ------------------          ------------------
                      Total current assets                                                        2,089                       1,052
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
     of $1,556 and $1,202                                                                         5,330                       4,915
INTANGIBLE ASSETS, net of accumulated amortization of $994 and $917                               4,669                       4,937
INVESTMENTS AND OTHER ASSETS                                                                        842                         669
                                                                                     ------------------          ------------------
                                                                                     $           12,930          $           11,573
                                                                                     ==================          ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                $              636          $              636
     Accrued expenses and other                                                                     782                         537
     Current portion of long-term debt and finance obligation                                        30                           9
                                                                                     ------------------          ------------------
                      Total current liabilities                                                   1,448                       1,182
LONG-TERM DEBT                                                                                    8,334                       7,710
FINANCE OBLIGATION (NOTE 2)                                                                         532                          --
DEFERRED INCOME TAXES                                                                               751                         771
OTHER                                                                                                79                          73
                                                                                     ------------------          ------------------
                      Total liabilities                                                          11,144                       9,736
                                                                                     ------------------          ------------------

CONTINGENCIES (NOTE 4)
MINORITY INTEREST                                                                                    24                          29
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 5)                                                   1,672                       1,578
STOCKHOLDERS' EQUITY
     Preferred stock, Class A convertible redeemable,
         7,905,981 shares issued and outstanding                                                    291                         291
     Preferred stock, Class B convertible, 82 shares issued and outstanding                          --                          --
     Common stock, Class A, 297,722,981 and 272,087,322 shares issued,
         297,243,181 and 271,386,227 shares outstanding                                              --                          --
     Common stock, Class B, non-voting convertible, 17,830,000 shares
         issued and outstanding                                                                      --                          --
     Paid-in capital                                                                              5,023                       4,379
     Accumulated deficit                                                                         (5,108)                     (4,401)
     Treasury stock, at cost, 479,800 and 701,095 shares                                            (10)                        (13)
     Deferred compensation, net                                                                      (1)                         (2)
     Accumulated other comprehensive loss                                                          (105)                        (24)
                                                                                     ------------------          ------------------
                      Total stockholders' equity                                                     90                         230
                                                                                     ------------------          ------------------
                                                                                     $           12,930          $           11,573
                                                                                     ==================          ==================

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                               1999           1998
                                                                             --------      ----------
OPERATING REVENUES                                                           $ 1,457       $     749
                                                                             -------       ---------

OPERATING EXPENSES
     Cost of revenues                                                            329             229
     Selling, general and administrative                                         984             697
     Depreciation and amortization                                               471             379
                                                                             -------       ---------
                                                                               1,784           1,305
                                                                             -------       ---------
OPERATING LOSS                                                                  (327)           (556)
                                                                             -------       ---------

OTHER INCOME (EXPENSE)
     Interest expense                                                           (407)           (297)
     Interest income                                                              12              21
     Other, net                                                                   (2)              3
                                                                             -------       ---------
                                                                                (397)           (273)
                                                                             -------       ---------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                           (724)           (829)

INCOME TAX BENEFIT                                                                17              83
                                                                             -------       ---------

LOSS BEFORE EXTRAORDINARY ITEM                                                  (707)           (746)

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT,
     NET OF INCOME TAX OF $0                                                      --            (133)
                                                                             -------       ---------

NET LOSS                                                                        (707)           (879)

MANDATORILY REDEEMABLE PREFERRED STOCK DIVIDENDS                                 (93)            (67)
                                                                             -------       ---------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $  (800)      $    (946)
                                                                             =======       =========

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS,
     BASIC AND DILUTED:
         Loss before extraordinary item attributable to
              common stockholders                                            $ (2.69)      $   (2.99)
         Extraordinary item                                                       --           (0.49)
                                                                             -------       ---------
                                                                             $ (2.69)      $   (3.48)
                                                                             =======       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)          297,164         271,952
                                                                             =======       =========

COMPREHENSIVE LOSS, NET OF INCOME TAX
     Net loss                                                                $  (707)      $    (879)
     Unrealized gain (loss) on available-for-sale securities                      29              (7)
     Foreign currency translation adjustment                                    (110)             (9)
                                                                             -------       ---------
COMPREHENSIVE LOSS                                                           $  (788)      $    (895)
                                                                             =======       =========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                              1999          1998
                                                                            ---------     ---------
OPERATING REVENUES                                                           $   793       $   422
                                                                             -------       -------

OPERATING EXPENSES
     Cost of revenues                                                            166           127
     Selling, general and administrative                                         518           367
     Depreciation and amortization                                               243           194
                                                                             -------       -------
                                                                                 927           688
                                                                             -------       -------
OPERATING LOSS                                                                  (134)         (266)
                                                                             -------       -------

OTHER INCOME (EXPENSE)
     Interest expense                                                           (209)         (152)
     Interest income                                                               8             7
     Other, net                                                                   60             3
                                                                             -------       -------
                                                                                (141)         (142)
                                                                             -------       -------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                           (275)         (408)

INCOME TAX BENEFIT                                                                 7            49
                                                                             -------       -------

LOSS BEFORE EXTRAORDINARY ITEM                                                  (268)         (359)

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT,
     NET OF INCOME TAX OF $0                                                      --          (133)
                                                                             -------       -------

NET LOSS                                                                        (268)         (492)

MANDATORILY REDEEMABLE PREFERRED STOCK DIVIDENDS                                 (47)          (39)
                                                                             -------       -------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $  (315)      $  (531)
                                                                             =======       =======

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS,
     BASIC AND DILUTED:
         Loss before extraordinary item attributable to
              common stockholders                                            $ (1.04)      $ (1.45)
         Extraordinary item                                                       --         (0.49)
                                                                             -------       -------
                                                                             $ (1.04)      $ (1.94)
                                                                             =======       =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)          302,615       273,519
                                                                             =======       =======

COMPREHENSIVE LOSS, NET OF INCOME TAX
     Net loss                                                                $  (268)      $  (492)
     Unrealized gain (loss) on available-for-sale securities                       2           (17)
     Foreign currency translation adjustment                                      29            (6)
                                                                             -------       -------
COMPREHENSIVE LOSS                                                           $  (237)      $  (515)
                                                                             =======       =======

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED





                                                        Class A              Class B            Class A               Class B
                                                    Preferred Stock      Preferred Stock      Common Stock          Common Stock
                                                 --------------------    ---------------   -------------------   ------------------
                                                   Shares      Amount    Shares   Amount     Shares     Amount     Shares    Amount
                                                 -----------   ------    ------   ------   -----------  ------   ----------  ------
BALANCE, JANUARY 1, 1999                           7,905,981    $291       82      $--     272,087,322   $--     17,830,000   $--
   Issuance of common stock due to:
       Exercise of options and warrants                                                      8,968,992
       Employee stock purchase plan
       Cash investment                                                                      16,666,667
   Deferred compensation, net
   Unrealized gain on available-for-sale
       securities, net of income tax
   Foreign currency translation adjustment
   Mandatorily redeemable preferred
       stock dividends
   Other
   Net loss
                                                   ---------    ----       --      ---     -----------   ---     ----------   ---
BALANCE, JUNE 30, 1999                             7,905,981    $291       82      $--     297,722,981   $--     17,830,000   $--
                                                   =========    ====       ==      ===     ===========   ===     ==========   ===






                                                                           Treasury Stock
                                                 Paid-in   Accumulated   -------------------     Deferred
                                                 Capital     Deficit       Shares     Amount   Compensation
                                                 -------   -----------   -----------  ------   ------------
BALANCE, JANUARY 1, 1999                         $4,379     $(4,401)       701,095    $ (13)      $ (2)
   Issuance of common stock due to:
       Exercise of options and warrants             128
       Employee stock purchase plan                                       (264,114)       5
       Cash investment                              600
   Deferred compensation, net                         9                                              1
   Unrealized gain on available-for-sale
       securities, net of income tax
   Foreign currency translation adjustment
   Mandatorily redeemable preferred
       stock dividends                              (93)
   Other                                                                    42,819       (2)
   Net loss                                                    (707)
                                                 ------     -------       --------    -----       ----
BALANCE, JUNE 30, 1999                           $5,023     $(5,108)       479,800    $ (10)      $ (1)
                                                 ======     =======       ========    =====       ====

                                                     Accumulated Other
                                                       Comprehensive
                                                       (Loss) Income
                                                 -------------------------
                                                 Unrealized
                                                    Gain       Cumulative
                                                     on        Translation
                                                 Investments   Adjustment    Total
                                                 -----------   -----------   -----
BALANCE, JANUARY 1, 1999                             $--         $  (24)     $ 230
   Issuance of common stock due to:
       Exercise of options and warrants                                        128
       Employee stock purchase plan                                              5
       Cash investment                                                         600
   Deferred compensation, net                                                   10
   Unrealized gain on available-for-sale
       securities, net of income tax                  29                        29
   Foreign currency translation adjustment                         (110)      (110)
   Mandatorily redeemable preferred
       stock dividends                                                         (93)
   Other                                                                        (2)
   Net loss                                                                   (707)
                                                     ---         ------      -----
BALANCE, JUNE 30, 1999                               $29         $ (134)     $  90
                                                     ===         ======      =====


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED

                                                                                                     1999          1998
                                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $  (707)      $  (879)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Amortization of deferred financing costs and accretion of senior redeemable
              notes, net of capitalized accreted interest of $12 and $21                               216           247
         Depreciation and amortization                                                                 471           379
         Provision for losses on accounts receivable                                                    73            33
         Deferred income tax benefit                                                                   (17)          (83)
         Extraordinary loss on retirement of debt                                                       --           133
         Foreign currency transaction loss, net                                                         46            --
         Gain on sale of equity in joint venture                                                       (70)           --
         Loss from unconsolidated equity investments                                                    31             2
         Other, net                                                                                     20            14
         Change in current assets and liabilities, net of effects from acquisitions:
             Accounts and notes receivable                                                            (157)          (81)
             Subscriber unit and accessory inventory                                                   (10)          (35)
             Other assets                                                                              (13)          (19)
             Accounts payable, accrued expenses and other                                              262            88
                                                                                                   -------       -------
                  Net cash provided by (used in) operating activities                                  145          (201)
                                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures (Note 1)                                                                    (913)       (1,154)
     Proceeds from sale of assets to affiliates (Note 2)                                               270            --
     Payments for acquisitions and purchase of licenses, net of cash acquired                          (42)         (252)
     Other investments in and advances to affiliates                                                   (27)         (124)
     Purchases of marketable securities                                                                 (2)           (8)
     Proceeds from maturities and sales of marketable securities                                        --           135
                                                                                                   -------       -------
                  Net cash (used in) investing activities                                             (714)       (1,403)
                                                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt securities                                                                       600         1,401
     Proceeds from finance obligation                                                                  560            --
     Borrowings under long-term credit facilities                                                      235         1,021
     Repayments under long-term credit facilities                                                       --          (972)
     Revolving line of credit repayments and borrowings, net                                          (423)          433
     Other long-term repayments, net                                                                   (17)           (3)
     Sale of stock and exercise of stock options, warrants and other                                   733            17
     Deferred financing costs                                                                          (31)         (103)
     Capital contributions from minority stockholders                                                    9            --
     Issuance of mandatorily redeemable preferred stock                                                 --           750
     Retirement of debt securities                                                                      --          (741)
                                                                                                   -------       -------
                  Net cash provided by financing activities                                          1,666         1,803
                                                                                                   -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            1,097           199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         321           301
                                                                                                   -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 1,418       $   500
                                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts capitalized of $7 and $6                               $   121       $    58
                                                                                                   =======       =======


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION.

     Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. All adjustments made were normal recurring accruals.

     You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1998, and Nextel International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, for matters related to operations of Nextel International, Inc., an indirect, substantially wholly-owned subsidiary of Nextel, and its subsidiaries. You should not expect the results of operations of interim periods to be an indication of results for a full year.

     RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform to our current year presentation.

     SUPPLEMENTAL CASH FLOW INFORMATION -- Total recorded capital expenditures were $882 million and $1,176 million for the six months ended June 30, 1999 and 1998, respectively, reflecting decreases in amounts accrued and unpaid or financed of $43 million at June 30, 1999 compared to December 31, 1998. Total recorded capital expenditures include interest capitalized in connection with the construction and development of our digital mobile network of approximately $19 million and $27 million during the six months ended June 30, 1999 and 1998, respectively.

     REVENUE RECOGNITION -- We recognize revenue for airtime and other services over the period earned, net of credits and adjustments and recognize revenue from sales of equipment when the equipment is delivered. The costs of customer discounts and rebates are recorded when the related revenues are recognized. We establish an allowance for doubtful accounts sufficient to cover probable losses.

     INTANGIBLE ASSETS -- As a result of customer acceptance and support of the financial community which became specifically apparent in the fourth quarter of 1997, we increased the amortization period from 20 years to 40 years for all of our domestic Federal Communications Commission licenses and excess of purchase price over the fair value of net assets acquired (goodwill) related to all domestic acquisitions. Licenses for our international operations and the excess of purchase price over the fair value of net assets acquired related to international operations are amortized on a straight-line basis over 20 years.

     We amortize customer lists over their expected useful lives, which is generally 3 years for our digital customer base and 10 years for our analog customer base, reflecting the relatively greater stability of our analog customers. Other intangible assets with useful lives of up to 20 years include non-compete agreements which are amortized over the lives of the related agreements, generally 2 to 5 years; favorable leases which are amortized over 2 to 3 years; and trademarks which are amortized over 10 years for international operations and 20 years for domestic operations.

     RESTRICTED CASH AND CASH EQUIVALENTS -- At June 30, 1999 and December 31, 1998, approximately $141 million and $121 million, respectively, in cash and cash equivalents held by Nextel International were not available to fund any of the cash needs of our domestic business due to restrictions contained in Nextel International's financing agreements.

     DIGITAL SUBSCRIBER UNIT AND ACCESSORY SALES AND RELATED COSTS -- We refer to the handset device on which we deliver services as a subscriber unit. The loss generated from the sale of the subscriber units used in our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows (dollars in millions):

                                                              SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                  ---------------------------------------   ---------------------------------------
                                                         1999                 1998                 1999               1998
                                                  ------------------   ------------------   ------------------   ------------------
 Subscriber unit and accessory sales                $         228        $         182        $         118        $          98
 Cost of subscriber unit and accessory sales                  423                  310                  225                  167
                                                    -------------        -------------        -------------        -------------
                                                    $        (195)       $        (128)       $        (107)       $         (69)
                                                    =============        =============        =============        =============

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value and was to be effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133-an Amendment of FASB Statement No. 133," which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

NOTE 2 -- SIGNIFICANT TRANSACTIONS AND DEVELOPMENTS.

     NEXTEL PARTNERS TRANSACTION -- On January 29, 1999, along with Nextel Partners, Inc. and certain other parties, including Motorola, Inc. and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw, we entered into definitive agreements relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners plans to construct and operate a digital wireless system utilizing the technology developed by Motorola employed in our national network. In connection with this transaction, we sold assets, and are in the process of transferring certain Federal Communications Commission licenses, to Nextel Partners. In exchange, Nextel Partners issued to us equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131 million and paid us about $132 million in cash (which remains subject to post-closing adjustments) related to the assets sold and the reimbursement of costs and net operating expenses. The definitive agreements also establish certain circumstances in which Nextel Partners will have the option to acquire certain additional territories and related FCC licenses from us, and we will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices. The net book value of the assets sold was classified as assets held for sale as of December 31, 1998. The investment in Nextel Partners is accounted for by the equity method.

     TOWERS TRANSACTION -- On April 20, 1999, Nextel and some of our subsidiaries and SpectraSite Holdings, Inc. and some of its subsidiaries consummated agreements under which we transferred specified telecommunications towers and related assets to SpectraSite, which were then leased back to us. In the transaction, we received $560 million in cash, which is reflected as a finance obligation on our balance sheet, and received about an 18% ownership interest in SpectraSite. In connection with the transaction, we entered into an exclusive agreement for SpectraSite to construct additional towers in the United States to support expansion of the digital networks of Nextel and Nextel Partners. Due to our continuing involvement related to our ownership interest in SpectraSite, the sale-leaseback transaction is accounted for by the financing method.

     MICROSOFT TRANSACTION -- On May 27, 1999, Microsoft Corporation purchased about 16.7 million shares of our common stock for an aggregate cash investment of $600 million, representing a per share price of $36.00. The agreements related to the transaction establish certain transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we also entered into agreements under which Microsoft is to provide certain portal services and related assistance in connection with our Nextel Online(SM) service offering.

     NEXTBAND TRANSACTION -- On June 3, 1999, we sold our 50% interest in NEXTBAND Communications, L.L.C. to NEXTLINK Communications, Inc. for $138 million in cash and recognized a gain of $70 million which is included in other income (expense) in our statement of operations.

NOTE 3 -- LONG-TERM DEBT.

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1999           1998
                                                                                        --------     ------------
                                                                                          (dollars in millions)
11.5% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2003,
         net of unamortized discount of $0                                               $   36         $   36
9.75% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
         net of unamortized discount of $0 and $13                                        1,127          1,114
10.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
         net of unamortized discount of $59 and $67                                         350            342
12.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
         net of unamortized discount of $1 and $1                                             8              8
10.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2005,
         net of unamortized discount of $21 and $22                                          94             93
13.0%  SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
         (issued by Nextel International), net of
         unamortized discount of $296 and $337                                              655            614
10.65% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
         net of unamortized discount of $238 and $268                                       602            572
9.75% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2007,
         net of unamortized discount of $306 and $345                                       823            784
9.95% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2008,
         net of unamortized discount of $482 and $536                                     1,145          1,091
12.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2008,
         (issued by Nextel International), net of unamortized
         discount of $263 and $289                                                          467            441
12.0% SENIOR SERIAL REDEEMABLE NOTES DUE 2008,
         net of unamortized discount of $4 and $4                                           296            296
4.75% CONVERTIBLE SENIOR NOTES DUE 2007,
         net of unamortized discount of $0                                                  600             --
BANK CREDIT FACILITY, interest payable quarterly at an
         adjusted rate calculated based either on the prime rate or
         LIBOR (6.94% to 8.63% - 1999; 7.06% to 10.50% - 1998)                            1,795          2,118
NEXTEL INTERNATIONAL VENDOR CREDIT FACILITIES, interest payable semiannually at 2.50% over the prime rate
          (9.70% to 11.00% - 1999;  10.25% to 11.00% - 1998)                                237            111
NEXTEL ARGENTINA BANK CREDIT FACILITY, interest payable quarterly at an adjusted rate calculated based either on the prime rate or
         LIBOR (8.75% to 9.50% - 1999 and 1998)                                             102             83
OTHER                                                                                         4             16
                                                                                         ------         ------
                                                                                          8,341          7,719
         Less current portion                                                                (7)            (9)
                                                                                         ------         ------
                                                                                         $8,334         $7,710
                                                                                         ======         ======

     CONVERTIBLE NOTES OFFERING -- In June 1999, we completed the sale of $600 million in principal amount of our 4.75% Convertible Senior Notes due 2007, generating approximately $588 million in net cash proceeds. Cash interest is payable semi-annually on January 1 and July 1 of each year commencing on January 1, 2000. The notes are convertible at the option of the holders into common stock at any time after the date of original issuance and prior to redemption, repurchase or maturity at a conversion price of $47.308 per share, subject to adjustment. The notes are redeemable at any time on or after July 6, 2002 at specified redemption prices plus accrued interest. The notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

     MOTOROLA INTERNATIONAL FINANCING -- On February 4, 1999, Nextel International and Motorola Credit Corporation entered into definitive agreements providing for $225 million in secured financings. The loans under this facility will be repaid in eight equal semi-annual installments beginning June 30, 2001, will mature December 31, 2004 and bear interest at variable rates based on either the U.S. prime rate or the London Interbank Offered Rate. The facility is secured by, among other things, a pledge of the shares of stock of some of Nextel International's direct and indirect subsidiaries. The availability of borrowings under this facility is subject to the satisfaction or waiver of certain applicable borrowing conditions.

NOTE 4 -- CONTINGENCIES.

     See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

NOTE 5 -- MANDATORILY REDEEMABLE PREFERRED STOCK.

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ---------   ------------
                                                                                          (dollars in millions)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2009, 13%
     cumulative annual dividend; 624,147 and 585,473 shares issued;
     624,132 and 585,460 shares outstanding, stated at liquidation value                 $   641       $   601

SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE 2010,
     11.125% cumulative annual dividend; 861,297 and 815,314 shares
     issued; 861,284 and 815,299 shares outstanding, stated at liquidation value             873           827

ZERO COUPON CONVERTIBLE PREFERRED STOCK MANDATORILY REDEEMABLE 2013, no
     dividend; convertible into 5,761,764 shares of Class A Common Stock;
     591,308 shares issued and outstanding; stated at fair value when
     issued plus accretion of liquidation preference at 9.25% compounded quarterly           158           150
                                                                                         -------       -------
                                                                                         $ 1,672       $ 1,578
                                                                                         =======       =======

NOTE 6 -- SEGMENT REPORTING.

     We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We evaluate performance of these segments and allocate resources to them based on earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges (EBITDA).

                                      DOMESTIC  INTERNATIONAL  CONSOLIDATED   DOMESTIC  INTERNATIONAL  CONSOLIDATED
                                      --------  -------------  ------------   --------  -------------  ------------
                                                                  (dollars in millions)

                                             FOR THE SIX MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                   JUNE 30, 1999                           JUNE 30, 1998
                                      -------------------------------------   -------------------------------------
Operating revenues                      $  1,415    $     42    $  1,457        $   731      $    18     $    749
                                        ========    ========    ========        =======      =======     ========

EBITDA                                  $    237         (93)   $    144        $  (148)     $   (29)    $   (177)
Depreciation and amortization                419          52         471            359           20          379
Interest expense                            (325)        (82)       (407)          (253)         (44)        (297)
Interest income                                9           3          12             11           10           21
Other income (expense), net                   42         (44)         (2)             4           (1)           3
                                        --------    --------    --------        -------      -------     --------
Loss before income tax benefit and
    extraordinary item                  $   (456)   $   (268)   $   (724)       $  (745)     $   (84)    $   (829)
                                        ========    ========    ========        =======      =======     ========

Capital expenditures                    $    786    $     96    $    882        $   938      $   238     $  1,176
                                        ========    ========    ========        =======      =======     ========

                                           FOR THE THREE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 1999                           JUNE 30, 1998
                                      ------------------------------------    ----------------------------------
Operating revenues                      $    771   $     22    $    793         $   413    $     9   $    422
                                        ========   ========    ========         =======    =======   ========

EBITDA                                  $    155   $    (46)   $    109         $   (53)   $   (19)  $    (72)
Depreciation and amortization                215         28         243             183         11        194
Interest expense                            (165)       (44)       (209)           (127)       (25)      (152)
Interest income                                7          1           8               2          5          7
Other income (expense), net                   45         15          60               5         (2)         3
                                        --------   --------    --------         -------    -------   --------
Loss before income tax benefit
    and extraordinary item              $   (173)  $   (102)   $   (275)        $  (356)   $   (52)  $   (408)
                                        ========   ========    ========         =======    =======   ========

                                               AS OF JUNE 30, 1999                 AS OF DECEMBER 31, 1998
                                      ------------------------------------    ----------------------------------
Property, plant and equipment, net      $  4,821   $    509    $  5,330         $ 4,384    $   531   $  4,915
                                        ========   ========    ========         =======    =======   ========

Identifiable assets                     $ 11,377   $  1,553    $ 12,930         $ 9,972    $ 1,601   $ 11,573
                                        ========   ========    ========         =======    =======   ========


NOTE 7 -- SUBSEQUENT EVENTS.

     MCCAW INVESTOR OPTION EXERCISE -- On July 28, 1999, Digital Radio L.L.C., an entity controlled by Craig O. McCaw, exercised in full its option to purchase 15 million shares of our Class A common stock for an aggregate cash purchase price of $278 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A. OVERVIEW.

     The following discussion of our condensed consolidated financial condition and results of operations for the six-and three-month periods ended June 30, 1999 and 1998, and significant factors that could affect our prospective financial condition and results of operations, should also be read in conjunction with our 1998 Annual Report on Form 10-K. Additional information regarding our international operations is available in Nextel International's 1998 Annual Report on Form 10-K.

     We provide a wide array of digital wireless communications services throughout our domestic markets. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. Along with Nextel Partners, we have significant specialized mobile radio spectrum holdings in and around every major business and population center in the country, including all of the top 50 metropolitan statistical areas in the United States.

     As of June 30, 1999:

- we provided service to about 3,592,900 digital subscriber units in the United States, adding about 440,000 net subscriber units during the quarter; and

- along with Nextel Partners, Inc., our digital networks were operational in areas in and around 92 of the top 100 metropolitan statistical areas in the United States.

     In addition to our domestic operations, we have ownership interests in international wireless companies through our subsidiary, Nextel International, Inc. The subsidiaries of Nextel International, or other entities in which Nextel International holds equity or equivalent interests, own and operate wireless communications systems in and around various major metropolitan market areas in Latin America, Asia and Canada. Along with Nextel International, we provide service in ten of the world's 25 largest cities.

B. SECOND QUARTER TRANSACTIONS AND DEVELOPMENTS.

     1. TOWERS TRANSACTION. On April 20, 1999, Nextel and some of its subsidiaries and SpectraSite and some of its subsidiaries consummated agreements pursuant to which we transferred specified telecommunications towers and related assets to SpectraSite which were then leased back to us. In the transaction, we received $560 million in cash, which is reflected as a finance obligation on our balance sheet, and received about an 18% ownership interest in SpectraSite. In connection with the transaction, we entered into an exclusive agreement for SpectraSite to construct additional towers in the United States to support expansion of the digital networks of Nextel and Nextel Partners. Due to our continuing involvement related to our ownership interest in SpectraSite, the sale leaseback transaction is accounted for by the financing method.

     2. MICROSOFT TRANSACTION. On May 27, 1999, Microsoft purchased about 16.7 million shares of our common stock for an aggregate cash investment of $600 million, representing a per share price of $36.00. The agreements related to the transaction establish certain transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we also entered into agreements under which Microsoft is to provide certain portal services and related assistance in connection with our Nextel Online(SM) service offering.

     3. NEXTBAND TRANSACTION. On June 3, 1999, we sold our 50% interest in NEXTBAND Communications, L.L.C. to NEXTLINK Communications, Inc. for $138 million in cash and recognized a gain of $70 million which is included in other income (expense) in our statement of operations.

     4. AGREEMENT WITH U.S. DEPARTMENT OF JUSTICE. On June 14, 1999, we reached agreement with the U.S. Department of Justice regarding a proposed settlement of our challenges to the consent decree entered in 1995 by the United States District Court for the District of Columbia in the case, United States of America v. Motorola, Inc. and Nextel Communications, Inc. The consent decree prohibits us from owning or managing more than a limited amount of 900 MHz frequencies in thirteen of the largest markets in the United States. Under the terms of the proposed settlement between us and the Department of Justice, we will, subject to certain limitations, be permitted to acquire ownership of or rights to use 108 channels of the available 200 channels in the 900 MHz frequency range allocated for specialized mobile radio and other uses, in most of the thirteen markets that were subject to restrictions in the consent decree. In certain of those major markets located near national boundaries, where only 100 channels are available in the 900 MHz frequency range, we will be permitted to acquire up to 54 of those channels. Additionally, the consent decree and any related restrictions on our utilization of additional 900 MHz channels in those markets will terminate on October 30, 2000. As a component of the overall settlement, we will not be permitted to complete our agreement to acquire the 900 MHz channels in the consent decree markets currently held by Geotek Communications, Inc. ("Geotek"). Additionally, the Department of Justice withdrew its objections to our acquisition of Geotek's 900 MHz channel holdings outside the thirteen markets subject to the restrictions of the consent decree.

     We expect that we will use any additional 900 MHz channels to expand the capacity of our digital mobile network as part of a planned deployment of dual-band 800/900 MHz technology being developed by Motorola.

     We, along with the Department of Justice, filed a joint motion with the court to commence the process of implementing the settlement agreement, and also jointly filed a stipulation with the court concerning the proposed modification of the consent decree as agreed by the parties.

     5. CONVERTIBLE NOTES OFFERING. In June 1999, we completed the sale of $600 million in principal amount of 4.75% Convertible Senior Notes due 2007, generating approximately $588 million in net cash proceeds. Cash interest is payable semi-annually on January 1 and July 1 of each year commencing on January 1, 2000. The notes are convertible at the option of the holders into common stock at any time after the date of original issuance and prior to redemption, repurchase or maturity at a conversion price of $47.308 per share subject to adjustment. The notes are redeemable at any time on or after July 6, 2002 at specified redemption prices plus accrued interest. The notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

C. POST SECOND QUARTER TRANSACTIONS AND DEVELOPMENTS.

     1. MCCAW INVESTOR OPTION EXERCISES. On July 28, 1999, Digital Radio L.L.C., an entity controlled by Craig O. McCaw, exercised in full its option to purchase 15 million shares of our Class A common stock for an aggregate cash purchase price of $278 million.

     2. MANAGEMENT CHANGES. In July 1999, we announced that Timothy Donohue became our Chief Executive Officer. Mr. Donohue previously served as our Chief Operating Officer and President. Mr. Daniel Akerson, our former Chief Executive Officer, continues to serve as Chairman of the Board of Directors until December 31, 1999, at which time it is anticipated that Craig O. McCaw will serve as our Chairman.

D. RESULTS OF OPERATIONS.

     The following discussion compares our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 1999 and 1998, and significant factors that could affect our prospective financial condition and results of operations.

     1. OPERATING REVENUES

                                              % OF                           % OF          CHANGE FROM
                                          CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                              JUNE 30,     OPERATING      JUNE 30,        OPERATING     --------------------
                                1999        REVENUES       1998            REVENUES      DOLLARS    PERCENT
                             ----------   ------------   ----------      ------------   ---------  ---------
                                                    (dollars in millions)
SIX MONTHS ENDED
----------------
Operating revenues             $1,457         100%          $749             100%         $708         95%
     Domestic                   1,415          97%           731              98%          684         94%
     International                 42           3%            18               2%           24        133%

THREE MONTHS ENDED
------------------
Operating revenues                793         100%           422             100%          371         88%
     Domestic                     771          97%           413              98%          358         87%
     International                 22           3%             9               2%           13        144%

     Consolidated operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services. Domestic operating revenues increased principally as a result of a 76% increase in end-of-period domestic digital subscriber units in service from about 2,042,100 at June 30, 1998 to about 3,592,900 at June 30, 1999. The increase in domestic operating revenues reflects the increased number of digital subscriber units in service and an increase in minutes of use per digital subscriber unit, producing an increase in the average monthly revenue per digital subscriber unit from about $69 during the second quarter of 1998 to about $74 during the second quarter of 1999. The growth in digital subscriber units in service is the result of a number of factors, principally:

  -    increased number of indirect distribution channels;

  -    expanded network coverage and capacity;

  -    increased consumer awareness and acceptance of wireless communications;
       and

  -    pricing plans targeted at particular market segments.

     International operating revenues increased primarily as a result of an increase in end-of-period digital subscriber units in service from June 30, 1998 to June 30, 1999. This increase resulted from the launch of digital services in major markets in Brazil, Argentina and Mexico in the second and third quarters of 1998.

     2. COST OF REVENUES

                                              % OF                           % OF          CHANGE FROM
                                          CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                              JUNE 30,     OPERATING      JUNE 30,        OPERATING     --------------------
                                1999        REVENUES       1998            REVENUES      DOLLARS    PERCENT
                             ----------   ------------   ----------      ------------   ---------  ---------
                                                    (dollars in millions)
SIX MONTHS ENDED
----------------
Cost of revenues               $329           23%           $229             31%          $100         44%
     Domestic                   311           22%            222             30%            89         40%
     International               18            1%              7              1%            11        157%

THREE MONTHS ENDED
------------------
Cost of revenues                166           21%            127             30%            39         31%
     Domestic                   157           20%            123             29%            34         28%
     International                9            1%              4              1%             5        125%

     Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. In the six- and three-month periods ended June 30, 1999, domestic cost of revenues increased from the six- and three-month periods ended June 30, 1998, primarily as a result of a 42% increase in the number of digital switches in service and a 38% increase in digital cell sites and related equipment activated by us from June 30, 1998 to June 30, 1999, as well as increases in airtime usage and digital subscriber units in service. Domestic cost of revenues as a percentage of consolidated operating revenues decreased due to the economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during the first half of 1999 and the latter half of 1998.

     The increase in cost of international revenues from the six-and three-month periods ended June 30, 1998 to those ended June 30, 1999 is attributable primarily to the increase in digital subscriber units in service from June 30, 1998 to June 30, 1999 as a result of the launch of digital services in major markets in Brazil, Argentina, and Mexico in the second and third quarters of 1998.

     3. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   % OF                           % OF          CHANGE FROM
                                               CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                   JUNE 30,     OPERATING      JUNE 30,        OPERATING     --------------------
                                     1999        REVENUES       1998            REVENUES      DOLLARS    PERCENT
                                  ----------   ------------   ----------      ------------   ---------  ---------
                                                         (dollars in millions)
SIX MONTHS ENDED
----------------
Selling, general and
  administrative expenses           $984           68%           $697             93%          $287        41%
    Selling and marketing            601           41%            441             59%           160        36%
    General and administrative       383           27%            256             34%           127        50%

THREE MONTHS ENDED
------------------
Selling, general and
  administrative expenses            518           65%            367             87%           151        41%
    Selling and marketing            317           40%            238             56%            79        33%
    General and administrative       201           25%            129             31%            72        56%

     The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $211 million and an increase in international expenses of $76 million for the six-month period ended June 30, 1999 from the comparable 1998 period. For the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998, the increase consisted of an increase in domestic expenses of $117 million and an increase in international expenses of $34 million.

     The increase in selling and marketing expenses in the six- and three-month periods ended June 30, 1999 from the comparable 1998 periods consists primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including, respectively:

     - $67 million and $38 million of increased losses generated from increased consolidated sales of digital subscriber units and related accessories (including losses of $14 million and $7 million relating to international digital subscriber unit sales);

     - $53 million and $30 million of increased domestic dealer commissions and residuals earned by indirect distributors as a result of increased digital subscriber unit sales through, and increased reliance on, indirect distribution channels;

     - $28 million and $10 million of increased advertising and marketing expenses from international operations due to aggressive marketing campaigns directed at increasing customer awareness of digital services and an increase in the size of the international sales force to achieve this expansion; and

     - $12 million and $1 million of increased domestic advertising, telemarketing and other selling and marketing expenses attributable to expanded marketing campaigns to maintain and increase market share.

     The increase in general and administrative expenses during the six- and three-month periods ended June 30, 1999 from the comparable 1998 periods is primarily attributable to the following, respectively:

     - $50 million and $30 million of increased domestic expenses related to billing, collection and customer care activities as a result of a larger customer base;

     - $43 million and $25 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base; and

     - $34 million and $17 million of increased international general and administrative expenses, incurred to support the growth in our international markets, including $20 million and $12 million in bad debt expenses resulting from a concerted program initiated in the first quarter of 1999 to aggressively review and take action on outstanding accounts of delinquent paying customers.

     The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to the items listed below:

     - continuing aggressive marketing campaigns;

     - increasing sales and marketing, customer care and back-office support staffing; and

     - increasing aggregate amounts of subsidies as we sell additional digital subscriber units and related accessories, although we do not currently expect that these subsidies will increase on a per unit basis.

Selling, general and administrative expenses are expected to continue to decline as a percentage of consolidated operating revenues as the revenue base increases.

     4. DEPRECIATION AND AMORTIZATION

                                              % OF                           % OF          CHANGE FROM
                                          CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                              JUNE 30,     OPERATING      JUNE 30,        OPERATING     --------------------
                                1999        REVENUES       1998            REVENUES      DOLLARS    PERCENT
                             ----------   ------------   ----------      ------------   ---------  ---------
                                                    (dollars in millions)
SIX MONTHS ENDED
----------------
Depreciation and
  amortization expense         $471           32%           $379             51%          $92         24%
    Depreciation                367           25%            278             37%           89         32%
    Amortization                104            7%            101             14%            3          3%

THREE MONTHS ENDED
------------------
Depreciation and
  amortization expense          243           31%            194             46%           49         25%
    Depreciation                192           24%            144             34%           48         33%
    Amortization                 51            7%             50             12%            1          2%

     Depreciation expense increased primarily due to the effect of activating additional operational cell sites and switches both in existing domestic markets (where such activations were made primarily to expand the coverage and capacity of our digital mobile network) and in new international markets launched subsequent to June 30, 1998. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation of such assets begins upon commencement of commercial service in the relevant markets.

     We believe that some events occurred throughout 1997 and became specifically apparent during the fourth quarter of 1997 that supported the extension of the useful life of both the licenses and goodwill. These events provided specific evidence that our long-term business plan was more likely to be achieved, resulting in the ability to economically utilize these assets over a longer period (i.e. 40 years) than was originally foreseeable.

     Specifically, our technology was modified throughout 1995, 1996 and 1997 to resolve concerns regarding the performance our wireless technology experienced when the technology was initially deployed. The new product and digital technology became firmly established in October 1997 when we reached 1 million digital subscriber units in service and noted increases in average revenue per unit. Further, we raised substantial capital during 1996 and 1997 fortifying our ability to complete the network build-out in accordance with our business plan. The combination of our proven technology, customer acceptance and financial support have allowed us to build our network and provide substantially more than the minimal level of service necessary to assure the renewal of our licenses.

     The majority of our licenses have been obtained through business acquisitions. Our experience is that the value attributed to the net assets acquired, excluding the Federal Communications Commission licenses, and liabilities assumed is generally small, reflecting the less significant value we attach to such net assets and liabilities. Accordingly, the purchase price offered to the seller reflects primarily the value of the licenses acquired. Any resulting goodwill is amortized over the same life as our Federal Communications Commission licenses because we believe the two are closely related and provide benefits to us over the same periods. Therefore, we extended the life of goodwill to coincide with the life of the licenses.

     5. SEGMENT EARNINGS (LOSSES), INTEREST EXPENSE, INTEREST INCOME AND OTHER

                                                          % OF                           % OF          CHANGE FROM
                                                      CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                          JUNE 30,     OPERATING      JUNE 30,        OPERATING     --------------------
                                            1999        REVENUES       1998            REVENUES      DOLLARS    PERCENT
                                         ----------   ------------   ----------      ------------   ---------  ---------
                                                                (dollars in millions)
SIX MONTHS ENDED
----------------
Segment earnings (losses)                   $144          10%          $(177)            (24)%          $321       181%
Interest expense                             407          28%            297              40%            110        37%
Interest income                               12           1%             21               3%             (9)      (43)%
Other, net:
  Realized gain on sale of investment         70           5%             --               0%             70        NM
  Foreign currency transaction loss          (46)         (3)%            --               0%            (46)       NM
  Equity in losses of subsidiaries           (31)         (2)%            (2)              0%            (29)       NM
  Other income, net                            5           0%              5               1%             --         0%
Income tax benefit                            17           1%             83              11%            (66)      (80)%
Loss attributable to
  common stockholders                        800          55%            946             126%           (146)      (15)%

THREE MONTHS ENDED
------------------
Segment earnings (losses)                    109          14%           $(72)            (17)%           181       251%
Interest expense                             209          26%            152              36%             57        38%
Interest income                                8           1%              7               2%              1        14%
Other, net:
  Realized gain on sale of investment         70           9%             --               0%             70        NM
  Foreign currency transaction gain           21           3%             --               0%             21        NM
  Equity in losses of subsidiaries           (25)         (3)%            (1)              0%            (24)       NM
  Other (expense) income, net                 (6)         (1)%             4               1%            (10)     (250)%
Income tax benefit                             7           1%             49              12%            (42)      (86)%
Loss attributable to
  common stockholders                        315          40%            531             126%           (216)      (41)%
       NM-Not Meaningful

     We define segment earnings as earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges. Domestic segment earnings are expected to grow due to an increasing customer base and decreasing operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage. We expect international segment losses to continue while we are building out our digital systems and expanding our presence in our international markets. See, "I. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Domestic segment earnings were $237 million and $155 million for the six- and three-months ended June 30, 1999, compared to segment losses of $148 million and $53 million for the six- and three-months ended June 30, 1998. International segment losses were $93 million and $46 million for the six- and three-months ended June 30, 1999, compared to segment losses of $29 million and $19 million for the six- and three-months ended June 30, 1998. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets pertain to our domestic operations, while most of our losses are related to our international operations.

     The increase in interest expense for the six- and three-months ended June 30, 1999 from the comparable 1998 periods resulted from Nextel's and Nextel International's issuance of senior redeemable notes during February, March, and November of 1998 and June of 1999, as well as a higher average level of borrowings under our bank credit agreement and Nextel International's bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the domestic vendor credit facility during March of 1998 and the retirement of a portion of two series of senior redeemable discount notes during April of 1998.

     A $70 million gain was recognized on the sale of our 50% ownership interest in NEXTBAND Communications, L.L.C. The increase in the foreign currency transaction loss for the six-month period ended June 30, 1999 is due primarily to the devaluation of the Brazilian real relative to the U.S. dollar during the first quarter of 1999 slightly offset by the strengthening of the Brazilian real relative to the U.S. dollar during the second quarter of 1999. The increase in equity in loss of subsidiaries is primarily due to our equity method investments in Nextel Partners and Infocom Communications Network, Inc., a Philippine company ("Nextel Philippines").

     We recorded an income tax benefit of $17 million (an effective tax rate of 2%) in 1999, compared to $83 million (an effective tax rate of 10%) in 1998. The change in effective tax rate primarily resulted from a change in the tax law which extended the net operating loss carry forward period from 15 to 20 years for losses generated in or after 1998. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carry forward period. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on our ability to utilize our net operating losses for income tax purposes.

E. LIQUIDITY AND CAPITAL RESOURCES

     We had net losses attributable to common stockholders of $315 million and $531 million for the three-month periods ended June 30, 1999 and 1998, respectively, and $800 million and $946 million for the six-month periods ended June 30, 1999 and 1998, respectively. The operating expenses associated with developing, enhancing and operating the digital mobile network have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, we intend to use our existing cash and investments, earnings before interest, taxes, depreciation and amortization from our domestic operations and externally generated funds from debt and equity sources (as discussed below) to cover our currently anticipated future needs, including funding requirements related to the design, implementation and operation of our domestic digital mobile network.

     CASH FLOWS

     Working capital increased by $771 million to $641 million at June 30, 1999 compared to a working capital deficit of $130 million at December 31, 1998. During May and June 1999, we received $588 million in net proceeds from the issuance of debt securities and $600 million for an equity investment from Microsoft. We used $423 million of these proceeds to pay down the revolving line of credit component of our domestic bank credit facility.

     Net cash provided by operating activities of $145 million for the six months ended June 30, 1999 improved by $346 million compared to net cash used in operating activities of $201 million for the six months ended June 30, 1998. The increase in net cash provided by operating activities consisted of a domestic increase of $236 million partially offset by cash used in international operations of $91 million. The improvement in the cash provided by operating activities reflects increasing operating revenues and improved domestic operating results coupled with strengthened cost controls.

     Capital expenditures to fund the continued expansion of the digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities for the six-month period ended June 30, 1999 decreased $689 million compared to the same period in 1998 primarily due to the $241 million decrease in capital expenditures and the receipt of $270 million related to the sale of our interest in NEXTBAND Communications L.L.C., a joint venture, and the sale of assets to Nextel Partners and reimbursement of costs and operating expenses by Nextel Partners. Cash payments for capital expenditures totaled $913 million for the six months ended June 30, 1999 and $1,154 million for the six-month period ended June 30, 1998, including $87 million and $218 million in capital expenditures for international operations for the six months ended June 30, 1999 and 1998, respectively. While domestic capital spending decreased for the six-month period ended June 30, 1999 from June 30, 1998 due to a number of factors, this level of capital expenditures is not expected to be indicative of the final two quarters in

1999, during which the rate of capital spending is expected to increase. In addition, to the extent capital expenditures currently planned for the remainder of 1999 are not carried out on their anticipated schedule, those expenditures would be carried over to early 2000. Also contributing to the decrease in cash used in investing activities was a $210 million decrease in payments for acquisitions and purchases of licenses, a decrease of $97 million in cash investments in international subsidiaries, and a decrease of $129 million in net proceeds from marketable securities transactions.

     Cash flows provided by financing activities decreased by $137 million from $1,803 million to $1,666 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities consisted primarily of $588 million in net proceeds from the issuance of debt securities, $600 million in proceeds from the Microsoft investment, $560 million in proceeds from SpectraSite Holdings, Inc. in connection with the transfer of specified telecommunications towers in the second quarter of 1999 and $133 million in proceeds from the exercise of stock options and warrants, offset by the net repayment of $188 million of our consolidated bank and vendor credit facilities.

F. FUTURE CAPITAL NEEDS AND RESOURCES.

     We anticipate that, for the foreseeable future, we will be utilizing significant amounts of our available cash for:

     - capital expenditures for the construction and enhancement of the digital mobile network, both domestically and internationally;

     - operating expenses relating to our digital mobile network, both domestically and internationally;

     - potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future FCC auctions of spectrum;

     -    debt service requirements; and

     -    other general corporate expenditures.

We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 1999 and into 2000, as we build out, expand and enhance our digital mobile network.

     1. DOMESTIC

     Our bank credit agreement, as amended (the "Bank Credit Agreement"), provides total potential secured financing capacity of up to $3.5 billion, of which $3.295 billion in secured financing is currently available to us, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $1.795 billion in term loans which mature over a period from September 30, 2001 to March 31, 2007. At June 30, 1999, we had drawn $1.795 billion of our available financing under the Bank Credit Agreement.

     Amounts outstanding under the Bank Credit Agreement are secured by liens on assets of some of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or the London Interbank Offered Rate ("LIBOR"). The maturity dates of the loans can accelerate if the aggregate principal amount of certain series of our senior redeemable discount notes is not less than $1.0 billion by specified dates. The availability of this financing is subject to our satisfying specific requirements under the indentures governing our public notes issued before 1997, which require us to issue new equity for cash as a condition to obtaining access to all amounts not constituting "permitted debt" (as that term is defined in the applicable indentures). Based on the amount of equity issuances, including issuances of preferred stock in 1997, 1998 and 1999, and our outstanding debt at June 30, 1999, we may access the full $3.295 billion currently available under the Bank Credit Agreement in compliance with the debt incurrence covenants contained in those indentures.

     Based on our current assessment of business activity and related net cash needs, we anticipate that our cash on hand, the remaining amounts available for borrowing under the Bank Credit Agreement, the cash proceeds recently received upon the exercise of options held by Digital Radio L.L.C., and the net cash expected to be generated by domestic operations, collectively, will provide sufficient funds to finance our domestic operations, meet our domestic debt service obligations and fund our domestic capital expenditures, all at levels we currently anticipate would be consistent with maintaining growth at the levels contemplated by our current business plans, through December 31, 2000. See, "I. Our Forward Looking Statements Are Subject to a Variety of Factors that
Could Cause Actual Results to Differ Materially From Current Beliefs."

     We may require additional financing to fund further deployment, expansion and enhancement of our digital mobile network in the United States after 2000. We also may require additional financing prior to December 31, 2000, to pursue activities related to new business opportunities (including commercial activities involving our deployment of data transmission services), additional spectrum acquisitions (including any negotiated acquisitions of spectrum from third parties and spectrum auctions by the FCC) and other potential transactions or investments not a part of our current domestic mobile wireless communications businesses. Finally, the above funding requirements and estimates relate only to our domestic business operations and opportunities, and do not reflect any of the separate funding needs of Nextel International. See below, "2. International."

     The availability of borrowings pursuant to the Bank Credit Agreement is subject to certain conditions, and we cannot provide assurance that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the Bank Credit Agreement also require us and our restricted subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of our digital mobile network, the amount and timing of our capital expenditures and operating losses, the availability and volatility of the equity and debt markets, and the market price of our common stock. See, "I. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated and/or are disclosed herein, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between us and Motorola pursuant to which we acquired substantially all of Motorola's domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent which may make securing equity investments more difficult. In this connection, the recent investment by Microsoft did not involve granting any superior governance rights. Our ability to incur additional indebtedness including, in certain circumstances, indebtedness incurred under the Bank Credit Agreement, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

     2. INTERNATIONAL

     Nextel International currently estimates its remaining cash expenditures for its fiscal year ending December 31, 1999 to be approximately $200 million. This amount consists of cash to fund operations, capital expenditures for the construction and enhancement of its enhanced specialized mobile radio networks, including contributions to affiliates for those purposes, working capital and debt interest payments.

     As of June 30, 1999, approximately $133 million has been borrowed by Nextel International under its equipment financing facility with Motorola Credit Corporation (the "International Motorola Financing Facility"), leaving approximately $92 million available for future borrowings under such facility. On June 18, 1999, the Company refinanced $24 million owed by Nextel Philippines under the existing financing facility between Motorola Credit and Nextel Philippines (the "Philippines Motorola Financing") with proceeds from loans under the International Motorola Financing Facility. Additionally, as of June 30, 1999, approximately $104 million has been borrowed by McCaw International (Brazil), Ltd. ("Nextel Brazil") under the vendor financing agreement between Nextel Brazil and Motorola Credit (the "Brazil Motorola Financing"), leaving approximately $21 million available for future borrowings. As of June 30, 1999, Nextel Argentina S.R.L. ("Nextel Argentina") had borrowed $100 million pursuant to its original bank credit facility (representing all amounts available) and had not borrowed any of the $50 million in incremental term loans that are available under that facility as a result of amendments entered into in May 1999 (the "Argentina Incremental Facility Loans"). The availability of the remaining borrowings under each of the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans is subject to the satisfaction or waiver of certain applicable borrowing conditions under each facility and such borrowings are limited to amounts used to finance purchases of Motorola equipment and services.

     In May 1999, Nextel International completed a preferred stock issuance, pursuant to which Nextel International received proceeds of $100 million and Nextel International entered into a commitment with Motorola Credit pursuant to which Motorola Credit agreed to provide up to $57 million in incremental term loans to Nextel International (the "Motorola Incremental Facility") for working capital purposes. Nextel International contemplates negotiating and entering into definitive agreements with Motorola Credit implementing the terms of the Motorola Incremental Facility Commitment during the third quarter of 1999.

     Nextel International has taken and expects to continue to take various measures designed to conserve its available cash for use in funding its existing core enhanced specialized mobile radio network business activities. In particular, Nextel International has prioritized and expects to continue to prioritize its expenditures to focus on its key markets in Latin America and anticipates that it will not provide any significant funding to Nexnet or the Shanghai GSM System in 1999.

     Based on Nextel International's current estimate of its funding requirement for 1999, it believes that it will have adequate funding to continue its operations through December 31, 1999. Such assessment is based on Nextel International's assumed utilization of its current available cash and cash equivalents (including the proceeds from the preferred stock issuance) and the assumed availability of funds under the financing arrangements described above to meet its projected cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations) during such period. There can be no assurance that such resources will be sufficient to fund Nextel International's obligations through December 31, 1999. After December 31, 1999, Nextel International will requires significant additional capital to fund the build-out of its digital mobile networks, and will need to rely on external sources of financing to fund its operating losses and for other general corporate purpose until its operations begin to generate positive cash flows.

G. YEAR 2000 READINESS

     As is the case with most other businesses using computers in their operations, we are in the process of evaluating and addressing the Year 2000 readiness of its computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     1. STATE OF READINESS

     We have had a program in place since February 1998 to address Year 2000 readiness issues in our critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. We have taken and will continue to take actions designed to advance our progress toward becoming substantially Year 2000 ready by the end of the third quarter of 1999. Our Year 2000 readiness goal focuses on our ability to perform our critical business functions and to process information in an unambiguous manner under various date conditions.

     To ensure the continued progress and success in managing all of our systems Year 2000 readiness requirements, a special steering committee that includes members of senior management responsible for our information technology and network systems was formed to oversee this effort. Internal employees, as well as outside contractors, staff our Year 2000 readiness program. Members include employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 readiness challenges. In addition, the representatives from some of the material third parties identified below participate in this project.

We have identified five phases that assist in defining the status of progress toward Year 2000 readiness. The five phases are:

     1. Awareness -- locating, listing and prioritizing specific technology used in our operations that is potentially subject to Year 2000 readiness related challenges;

     2. Assessment -- determining the level of risk of Year 2000 readiness challenges that exist on our systems through inquiry, research and testing;

     3. Remediation -- determining and resolving Year 2000 readiness related challenges identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 ready resolution;

     4. Testing - evaluating and reviewing results to monitor and assess completeness of the manipulation of dates and date-related data on Information Technology ("IT") and non-IT systems, including those of material third parties; and

     5. Implementation -- installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

     As of July 15, 1999, we have completed the Awareness and Assessment phases of the Year 2000 readiness project for both IT and non-IT systems. All material systems are in or have completed the Remediation phase. Several major systems have been validated by the respective vendor and are now in the Implementation phase.

     All Nextel International local markets have created plans for or have begun testing critical local IT systems for Year 2000 readiness. The Assessment phase has been completed and all international markets are in various stages of Remediation, Testing and Implementation phases.

     However, our ability to reach our Year 2000 readiness goal depends and will continue to depend on the efforts of significant third-party vendors, suppliers, subcontractors and business partners. We monitor the progress of these third parties towards Year 2000 readiness. We regularly contact and attempt to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for utilization in our domestic and international operations and systems. Specifically, we rely on services and products offered by the following significant third parties:

     MOTOROLA, for our system infrastructure and subscriber handset units.

Motorola has informed us that the subscriber unit models manufactured after June 1, 1998 are Year 2000 ready. All other digital subscriber units are Year 2000 ready with the exception of the short message service feature on those phones, which is not expected to cause a material disruption in our service offerings. With regard to the digital mobile network, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

- critical call and data processing systems for the digital mobile network have passed Year 2000 readiness testing;

- Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for our use; and

-    Voice mail system components have passed Year 2000 readiness testing.

     MOTOROLA COMMUNICATIONS ISRAEL LTD., which provides the provisioning systems for Nextel International, has notified Nextel that its software is Year 2000 ready.

     INTERNATIONAL TELECOMMUNICATIONS DATA SYSTEMS, INC. ("ITDS"), as the software vendor for our domestic order entry and provisioning systems, as well as our domestic billing information systems. ITDS informed us that the software that operates our domestic order entry and provisioning system has successfully completed the Remediation phase and has been delivered to us for user acceptance testing and implementation. This vendor has also informed us that the software used for domestic billing capabilities has successfully completed the assessment, remediation and module testing phases and is currently in system integration and joint client testing phases.

     LHS GROUP, INC. ("LHS"), as the software vendor for Nextel International's billing information systems. LHS informed us that the software currently in use in Nextel International's systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. Nextel International is currently conducting in-house Year 2000 readiness testing and its implementation plans include making the appropriate upgrades recommended by LHS.

     VANTIVE CORPORATION ("VANTIVE"), provides information systems used in our customer care function and provides order entry systems for Nextel International. Vantive provided information to us that it has successfully tested the Year 2000 readiness of the software that will be used to develop Year 2000 ready customer care systems for Nextel International's operations.

     ORACLE CORPORATION ("ORACLE"), provides us with information systems, development tools and database management software that supports our human resources and financial functions. Oracle has advised us that the software that supports our human resources and financial functions is Year 2000 ready in conjunction with recommended upgrades. We have established the environment to test and apply these upgrades for our domestic operations. Nextel International has installed these upgrades, and they are currently being tested.

     HEWLETT-PACKARD, INC., which supplies computer hardware, for example, monitors and peripherals, and UNIX operating systems. Hewlett-Packard has provided us with sufficient information and instruction regarding how we should remediate and implement Year 2000 readiness solutions to all Hewlett-Packard software and hardware products. Hewlett-Packard is not expected to participate directly in these remediation activities.

     We have begun conducting an end-to-end system integrated Year 2000 test utilizing Motorola's laboratories. The purpose of the test is to validate the Year 2000 readiness of our essential system elements that are integrated with Motorola's iDEN network. This end-to-end test is expected to provide us guidance regarding the Year 2000 readiness issues of crucial customer-oriented systems where modifications to address Year 2000 readiness have been made and to assist us in planning for any related business contingency issues.

     2. THE COSTS TO ADDRESS OUR YEAR 2000 READINESS CHALLENGES

     Based on information developed to date as a result of our assessment efforts, we believe that the costs of modifying, upgrading or replacing our systems and equipment will not have a material effect on our liquidity, our financial condition or the results of operations. We currently estimate that our domestic and international expenditures in connection with these efforts during 1999 will not exceed $45 million. To date, we have not deferred any specific projects, goals or objectives relating to our domestic and international operations as a result of implementing our Year 2000 readiness efforts.

     3. THE RISKS OF OUR YEAR 2000 READINESS CHALLENGES

     In light of the progress made to date, we do not anticipate any significant delays or postponements in finalizing and implementing Year 2000 readiness solutions for our critical systems by the end of the third quarter of 1999. Until our remediation and testing phases are substantially complete, however, we cannot fully and accurately estimate any uncertainty in the timely resolution of our Year 2000 readiness challenges or in finalizing and implementing related Year 2000 readiness resolutions. Additionally, any failure by third parties which have a material relationship with us to achieve full Year 2000 readiness may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to our operations. Finally, where we cannot validate that technology provided by material third parties is Year 2000 ready, we are seeking to obtain assurances from these material third parties that their systems are or will be Year 2000 ready no later than the end of the third quarter of 1999. If these material third parties fail to appropriately address their own Year 2000 readiness challenges, there could be a materially adverse effect on our financial condition and results of operations. These risks include, but are not limited to:

       -      inability of subscribers to make or receive phone calls;

       - inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and

       - inability of billing systems to accurately report and bill subscribers for phone usage.

Other risks associated with our inability or that of our material third parties to develop and deploy Year 2000 ready solutions in a timely and successful manner may involve or result in conditions that could preclude us from:

       -      deploying an alternative technology that is Year 2000 ready;

       - implementing commercial launches in new markets or introducing new services in existing markets;

       -      pursuing additional business opportunities; and

       -      obtaining equity or debt financing.

     Significantly, we cannot independently assess the impact of Year 2000 readiness challenges, activities and programs involving operators of public switched telecommunications networks or other service providers, for example, electric utilities. We therefore must rely on public switched telecommunications networks and utility providers' estimates of their own Year 2000 readiness challenges and the status of their related compliance activities and programs in our own Year 2000 readiness assessment process. Because our systems are interconnected with public switched telecommunications networks and are dependent upon the systems of other service providers, any disruption of operations in the computer programs of such public switched telecommunications networks or service providers would likely have an impact on our systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on our operations.

     Finally, in assessing our Year 2000 readiness exposure associated with our international operations, we have considered that certain operators of public switched telecommunications networks or other service providers and operations located in foreign countries may not be at the same level of awareness or assessment of the Year 2000 readiness challenges and remedial measures as their United States counterparts. These factors, to the extent present with respect to our international operations, may result in delays in identifying Year 2000 readiness challenges and a lag in implementing remediation efforts as compared with our domestic operations. In the event our international affiliates and their own material third parties fail to address their Year 2000 readiness challenges, in a timely manner, our international operations could experience material disruptions.

     4. OUR CONTINGENCY PLANS

     We have not completed all systems and software testing for our critical systems, nor have we been advised of the completion of such activities by all third-party providers of critical products and services. As a result, we have not fully assessed our exposure from potential Year 2000 non-readiness. We are preparing guidelines for addressing Year 2000 readiness business contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following our testing of critical systems, we will evaluate and create alternative plans designed to address various potential business interruptions that may occur as a result of non-readiness. Additionally, since business contingency plans may also be provided by third parties, we will assess the development of appropriate alternative solutions presented by any relevant third party to determine their effectiveness and likely impact on our Year 2000 readiness risk profile.

I. OUR FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the statements made in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from actual future experience involving any one or more of these matters and subject areas. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to:

- general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

- the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

- the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

- the continued successful performance of the technology being deployed in our various market areas;

- the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

- Our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

- access to sufficient debt or equity capital to meet operating and financing needs;

- the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

- the ability to successfully develop or obtain from third parties and implement Year 2000 readiness solutions in systems that are critical to our business operations;

- future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

- other risks and uncertainties described from time to time in our reports filed with the Commission including our Annual Report on Form 10-K for the year ended December 31, 1998 and, our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and, with specific reference to risk factors relating to international operations in Nextel International, Inc.'s reports filed with the Commission, including Nextel International's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We use mandatorily redeemable preferred stock, senior notes, and bank and vendor credit facilities to finance our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet financial instrument and do not constitute speculative or leveraged positions independent of these exposures.

     Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior redeemable discount notes and bank and vendor credit facilities which are denominated in United States dollars. Accordingly, fluctuations in exchange rates relative to the United States dollar, primarily those related to the Brazilian real, Mexican peso and Argentinean peso, expose us to foreign currency exchange rate risk. In the near term, our foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited since the terms of the senior redeemable discount notes and bank and vendor credit facilities do not require significant principal payments until after 1999. Accordingly, as of June 30, 1999, Nextel International has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

     Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc., a publicly traded company that had a fair value of $114 million as of June 30, 1999. In accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is recorded at its market value in our financial statements. Negative fluctuations in Clearnet's stock price expose us to equity price risk. A 10% decline in the stock price would result in a $11 million decrease in the fair value of Nextel International's investment in Clearnet.

     The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of June 30, 1999 in United States dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, and bank and vendor credit facilities in effect at June 30, 1999 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of June 30, 1999. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (1) quoted market prices for mandatorily redeemable preferred stock and senior notes; (2) the carrying value for the bank and vendor credit facilities at June 30, 1999 as interest rates are reset periodically; and
(3) estimates obtained from dealers to settle interest rate swap and collar agreements. Descriptions of our mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 8, 9 and 12 to the consolidated financial statements contained in our 1998 Annual Report on Form 10-K and should be read in conjunction with the following table. The increase in the total and fair values of our mandatorily redeemable preferred stock, long-term debt, and interest rate swaps and collars as compared to December 31, 1998 reflect the June 1999 issuance of convertible notes and the changes in the applicable market conditions.

                                                                    YEAR OF MATURITY
                                                                    ----------------
                                                   1999     2000     2001     2002     2003     THEREAFTER     TOTAL     FAIR VALUE
                                                  ------   ------   ------   -------  ------   ------------   -------   ------------
                                                                        (U.S. DOLLARS IN MILLIONS)
I.       INTEREST RATE SENSITIVITY
MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT:
     Fixed Rate                                     --       --        --       --      $36      $10,674      $10,710     $8,925
     Average Interest Rate                          --       --        --       --      12%          11%          11%

     Variable Rate                                  --      $31      $104     $147      228        1,624        2,134      2,134
     Average Interest Rate                          --       9%        9%       9%       8%           8%           8%

INTEREST RATE SWAPS:
     Variable to Fixed                              --       --       200       --      100          570          870        (58)
     Average Pay Rate                               --       --        5%       --       6%           8%           7%
     Average Receive Rate                           --       --        5%       --       5%           5%           5%

     Variable to Variable                           --       50       100       --      400           --          550          2
     Average Pay Rate                               --       5%        5%       --       5%           --           5%
     Average Receive Rate                           --       5%        5%       --       5%           --           5%

INTEREST RATE COLLARS:
     Collars                                        --       --        --       --      200           --          200         (1)
     Average Cap                                    --       --        --       --       7%           --           7%
     Average Floor                                  --       --        --       --       4%           --           4%

II.      FOREIGN EXCHANGE RATE SENSITIVITY
LONG-TERM DEBT:
     Fixed Rate                                     --       --        --       --       --        1,681        1,681        950
     Average Interest Rate                          --       --        --       --       --          13%          13%

     Variable Rate                                  --       31        74       84      115           35          339        339
     Average Interest Rate                          --       9%       10%      10%       9%          10%          10%

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in certain legal proceedings that are described in our 1998 Annual Report on Form 10-K. During the three months ended June 30, 1999, there were no material changes in the status of or developments regarding those legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     (a)  Inapplicable

     (b)  Inapplicable

     (c) On June 16, 1999, we completed the sale of $500 million in principal amount at maturity of convertible notes to qualified institutional buyers and institutional accredited investors. Also, on June 22, 1999, we completed the sale of an additional $100 million in principal amount at maturity of convertible notes to the placement agents to cover over-allotments. These transactions generated approximately $588 million in net proceeds. Morgan Stanley Dean Witter, Banc of America Securities LLC, Goldman Sachs & Co. and Credit Suisse First Boston acted as placement agents and received approximately $12 million in fees.

          The offering of the Convertible Notes was effected as a private placement exempt under Section 4(2) and Rule 144A under the Securities Act.

          On May 27, 1999, Microsoft purchased about 16.7 million shares of common stock, which generated $600 million in proceeds. The purchase of the 16.7 million common shares was effected as a private placement exempt under Section 4(2) of the Securities Act.

          On April 30, 1999 Motorola exercised warrants purchasing 2,895,384 shares of common stock, which generated about $43.3 million in proceeds. The issuance of shares was effected as a private placement exempt under Section 4(2) of the Securities Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 11, 1999, we held our 1999 Annual Meeting of Stockholders in Reston, Virginia. Only holders of record of common stock and of the Class A Convertible Redeemable Preferred Stock on the record date of March 17, 1999, were entitled to vote at the Annual Meeting. Each holder of record of common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. The holder of record of the Class A Convertible Redeemable Preferred Stock at the close of business on the record date was entitled to one vote per share of common stock into which its shares of Class A Convertible Redeemable Preferred Stock were convertible on the record date. The holder of Class A Convertible Redeemable Preferred Stock, in its capacity as such, was entitled to vote as a separate class with respect to the election of one Class A Convertible Redeemable Preferred Stock director and to vote together with the holders of common stock on each matter voted upon at the annual meeting other than the election of directors. As of the record date, there were 274,369,629 shares of common stock outstanding and 7,905,981 shares of Class A Convertible Redeemable Preferred Stock (convertible into 23,717,943 shares of common stock) outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1     To elect a total of three directors, each to hold office for a three-year term ending on the date of our third succeeding annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

     Set forth below is information regarding the 241,662,376 shares of common stock voted in the election of these three directors (86.7% of the total number of shares of common stock entitled to vote on such matter at the annual meeting) and the 7,905,981 shares of Class A Convertible Redeemable Preferred Stock (convertible into 23,717,943 shares of common stock) voted in the election of the Class A Convertible Redeemable Preferred Stock director (100% of the total number of shares of Class A Convertible Redeemable Preferred Stock entitled to vote for the election of the Class A Convertible Redeemable Preferred Stock director).

NAME                            FOR          WITHHELD       BROKER NON-VOTE
----                        -----------    -----------      ---------------
Daniel F. Akerson           237,997,360     3,665,016             --
Timothy Donahue             238,004,455     3,657,921             --
Frank Drendel               237,994,042     3,668,334             --

Class A Convertible Redeemable Preferred Stock director
Dennis Weibling              23,717,943             0             --

The following are the names of each of our other directors whose term of office continued after the meeting:

Directors Holding Office Until 2000: William E. Conway, Jr., Keisuke Nakasaki, William A. Hoglund and Morgan E. O'Brien.

Directors Holding Office Until 2001: Keith Bane and Craig McCaw.

Proposal 2     To ratify the appointment of Deloitte & Touche LLP as the firm of independent auditors to audit our consolidated financial statements for 1999.

     Set forth below is information regarding the 265,380,319 aggregate common stock equivalents representing shares of common stock and Class A Convertible Redeemable Preferred Stock voted to ratify the appointment of Deloitte & Touche LLP as independent auditors.

                  Votes FOR                 264,580,193
                  Votes AGAINST                 271,373
                  Votes ABSTAINED               528,753
                  Broker NON-VOTE                     0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

EXHIBIT NUMBER       EXHIBIT DESCRIPTION
--------------       -------------------

    4.1              Indenture, dated as of June 16, 1999, between Nextel
                     Communications, Inc. and Harris Trust and Savings Bank, as
                     Trustee, relating to Nextel's 4.75% Convertible Senior
                     Notes due 2007 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on June 23, 1999 and incorporated herein by reference).

    10.1             NEXTBAND Interests Purchase Agreement, dated as of March
                     31, 1999, by and between Nextel Spectrum Acquisition Corp.
                     and NEXTLINK Communications, Inc. (including the form of Registration Rights Agreement attached as Exhibit A thereto) (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 1999 and incorporated herein by reference).

    10.2*            iDEN Infrastructure [*] Supply Agreement between Motorola,
                     Inc. and Nextel Communications, Inc. dated as of April 13,
                     1999 (filed herewith).

    10.3             Investment Agreement by and between Nextel Communications,
                     Inc. and Microsoft Corporation dated as of May 7, 1999
                     (including the form of Registration Rights Agreement attached as Exhibit A thereto)(filed as Exhibits 10.1 and
                     10.2 respectively, to the Current Report on Form 8-K dated
                     May 12, 1999 and filed on May 13, 1999 and incorporated herein by reference).

    99.1             Joint Motion filed by Nextel Communications, Inc. and the
                     U.S. Department of Justice (the "DOJ") on June 14, 1999 with the U.S. District Court for the District of Columbia
                     (the "Court") (filed as Exhibit 99.1 to the Current Report on Form 8-K dated and filed on June 15, 1999 (the "June 15
                     8-K") and incorporated herein by reference).

    99.2             Stipulation jointly filed by Nextel Communications, Inc.
                     and the DOJ on June 14, 1999 with the Court (filed as Exhibit 99.2 to the June 15 8-K and incorporated herein by reference).

    27**             Financial Data Schedule.

                     ----------------

              * Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

             ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b) Reports on Form 8-K.

           (i) Current Report on Form 8-K dated and filed on April 1, 1999 with the Commission reporting under Item 5 the Nextel Sale of Interest in NEXTBAND to NEXTLINK.

           (ii) Current Report on Form 8-K dated May 12, 1999 and filed on May 13, 1999 with the Commission reporting under Item 5 the Nextel Sale of Interest in NEXTBAND to NEXTLINK.

           (iii) Current Report on Form 8-K dated and filed on June 15, 1999 with the Commission reporting under Item 5 the settlement of the Consent Decree proceeding with the Department of Justice.

           (iv) Current Report on Form 8-K dated and filed June 23, 1999 with the Commission reporting under Item 5 the consummation of the Convertible Notes offering.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEXTEL COMMUNICATIONS, INC.

                                   By:          /s/WILLIAM G. ARENDT
                                       -----------------------------------------
Date:  August 16, 1999                           William G. Arendt
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER       EXHIBIT DESCRIPTION
--------------       -------------------
     4.1             Indenture, dated as of June 16, 1999, between Nextel
                     Communications, Inc. and Harris Trust and Savings Bank, as
                     Trustee, relating to Nextel's 4 3/4% Convertible Senior
                     Notes due 2007 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on June 23 1999, and
                     incorporated herein by reference).

    10.1             NEXTBAND Interests Purchase Agreement, dated as of March
                     31, 1999, by and between Nextel Spectrum Acquisition Corp.
                     and NEXTLINK Communications, Inc. (including the form of Registration Rights Agreement attached as Exhibit A thereto) (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 1, 1999 and incorporated herein by reference).

    10.2*            iDEN Infrastructure [*] Supply Agreement between Motorola,
                     Inc. and Nextel Communications, Inc. dated as of April 13,
                     1999 (filed herewith).

    10.3             Investment Agreement by and between Nextel Communications,
                     Inc. and Microsoft Corporation dated as of May 7, 1999
                     (including the form of Registration Rights Agreement attached as Exhibit A thereto)(filed as Exhibits 10.1 and
                     10.2 respectively, to the Current Report on Form 8-K dated
                     May 12, 1999 and filed on May 13, 1999 and incorporated herein by reference).


    99.1             Joint Motion filed by Nextel Communications, Inc. and the
                     U.S. Department of Justice (the "DOJ") on June 14, 1999 with the U.S. District Court for the District of Columbia
                     (the "Court") (filed as Exhibit 99.1 to the Current Report on Form 8-K dated and filed on June 15, 1999 (the "June 15
                     8-K") and incorporated herein by reference).

    99.2             Stipulation jointly filed by Nextel Communications, Inc.
                     and the DOJ on June 14, 1999 with the Court (filed as Exhibit 99.2 to the June 15 8-K and incorporated herein by reference).

    27**             Financial Data Schedule.

                     ----------------

              * Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

             ** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.