Form 10-Q
period 1999-09-10
NEXTEL COMMUNICATIONS INC
filed 1999-11-15
CIK 824169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-19656

                          NEXTEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3939651
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  2001 EDMUND HALLEY DRIVE, RESTON,                    20191
               VIRGINIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

                                Yes  X   No  ___

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                             NUMBER OF SHARES OUTSTANDING
TITLE OF CLASS                                                   ON OCTOBER 29, 1999
--------------                                               ----------------------------
Class A Common Stock, $0.001 par value                              315,595,665
Class B Non-Voting Common Stock, $0.001 par value                   17,830,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I      FINANCIAL INFORMATION.
            Item 1.    Financial Statements -- Unaudited.
                       Condensed Consolidated Balance Sheets --
                         As of September 30, 1999 and December 31, 1998............        3
                       Condensed Consolidated Statements of Operations and
                         Comprehensive Loss -- For the Nine Months Ended September
                         30, 1999 and 1998.........................................        4
                       Condensed Consolidated Statements of Operations and
                         Comprehensive Loss -- For the Three Months Ended September
                         30, 1999 and 1998.........................................        5
                       Condensed Consolidated Statement of Changes in Stockholders'
                         Equity -- For the Nine Months Ended September 30, 1999....        6
                       Condensed Consolidated Statements of Cash Flows -- For the
                         Nine Months Ended September 30, 1999 and 1998.............        7
                       Notes to Condensed Consolidated Financial Statements........        8
            Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................       14
            Item 3.    Quantitative and Qualitative Disclosures About Market
                         Risk......................................................       29
PART II     OTHER INFORMATION.
            Item 1.    Legal Proceedings...........................................       31
            Item 2.    Changes in Securities.......................................       31
            Item 6.    Exhibits and Reports on Form 8-K............................       31

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN MILLIONS)
                                   UNAUDITED

                                                               1999      1998
                                                              -------   -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (of which $78 and $121 is
     restricted)............................................  $ 1,379   $   321
  Accounts and notes receivable, less allowance for doubtful
     accounts of $73 and $63................................      554       443
  Subscriber unit and accessory inventory...................       76        63
  Assets held for sale......................................       --       132
  Prepaid expenses and other................................       60        93
                                                              -------   -------
          Total current assets..............................    2,069     1,052
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,753 and $1,202.........................    5,597     4,915
INTANGIBLE ASSETS, net of accumulated amortization of $979
  and $917..................................................    4,610     4,937
INVESTMENTS AND OTHER ASSETS................................      881       669
                                                              -------   -------
                                                              $13,157   $11,573
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   678   $   636
  Accrued expenses and other................................      836       537
  Current portion of long-term debt and finance
     obligation.............................................       28         9
                                                              -------   -------
          Total current liabilities.........................    1,542     1,182
LONG-TERM DEBT..............................................    8,444     7,710
FINANCE OBLIGATION (NOTE 2).................................      547        --
DEFERRED INCOME TAXES.......................................      756       771
OTHER.......................................................       69        73
                                                              -------   -------
          Total liabilities.................................   11,358     9,736
                                                              -------   -------
CONTINGENCIES (NOTE 4)
MINORITY INTEREST...........................................       25        29
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 5).............    1,720     1,578
STOCKHOLDERS' EQUITY
  Preferred stock, Class A convertible redeemable, 7,905,981
     shares issued and outstanding..........................      291       291
  Preferred stock, Class B convertible, 82 shares issued and
     outstanding............................................       --        --
  Common stock, Class A, 315,451,507 and 272,087,322 shares
     issued, 315,065,052 and 271,386,227 shares
     outstanding............................................       --        --
  Common stock, Class B, non-voting convertible, 17,830,000
     shares issued and outstanding..........................       --        --
  Paid-in capital...........................................    5,303     4,379
  Accumulated deficit.......................................   (5,420)   (4,401)
  Treasury stock, at cost, 386,455 and 701,095 shares.......       (8)      (13)
  Deferred compensation, net................................      (21)       (2)
  Accumulated other comprehensive loss......................      (91)      (24)
                                                              -------   -------
          Total stockholders' equity........................       54       230
                                                              -------   -------
                                                              $13,157   $11,573
                                                              =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                  1999        1998
                                                                --------    --------
OPERATING REVENUES..........................................    $  2,346    $  1,255
                                                                --------    --------
OPERATING EXPENSES
  Cost of revenues..........................................         504         371
  Selling, general and administrative.......................       1,523       1,101
  Depreciation and amortization.............................         732         583
                                                                --------    --------
                                                                   2,759       2,055
                                                                --------    --------
OPERATING LOSS..............................................        (413)       (800)
                                                                --------    --------
OTHER INCOME (EXPENSE)
  Interest expense..........................................        (627)       (468)
  Interest income...........................................          28          29
  Other, net................................................         (32)        (37)
                                                                --------    --------
                                                                    (631)       (476)
                                                                --------    --------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM.......      (1,044)     (1,276)
INCOME TAX BENEFIT..........................................          25         128
                                                                --------    --------
LOSS BEFORE EXTRAORDINARY ITEM..............................      (1,019)     (1,148)
EXTRAORDINARY ITEM -- LOSS ON EARLY RETIREMENT OF DEBT, NET
  OF INCOME TAX OF $0.......................................          --        (133)
                                                                --------    --------
NET LOSS....................................................      (1,019)     (1,281)
MANDATORILY REDEEMABLE PREFERRED STOCK DIVIDENDS............        (142)       (107)
                                                                --------    --------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS....................    $ (1,161)   $ (1,388)
                                                                ========    ========
LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC
  AND DILUTED:
  Loss before extraordinary item attributable to common
     stockholders...........................................    $  (3.78)   $  (4.56)
  Extraordinary item........................................          --       (0.48)
                                                                --------    --------
                                                                $  (3.78)   $  (5.04)
                                                                ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN
  THOUSANDS)................................................     307,286     275,584
                                                                ========    ========
COMPREHENSIVE LOSS, NET OF INCOME TAX
  Net loss..................................................    $ (1,019)   $ (1,281)
  Unrealized gain (loss) on available-for-sale securities...          54         (25)
  Foreign currency translation adjustment...................        (121)        (16)
                                                                --------    --------
COMPREHENSIVE LOSS..........................................    $ (1,086)   $ (1,322)
                                                                ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                  1999        1998
                                                                --------    --------
OPERATING REVENUES..........................................    $    889    $    506
                                                                --------    --------
OPERATING EXPENSES
  Cost of revenues..........................................         175         142
  Selling, general and administrative.......................         539         404
  Depreciation and amortization.............................         261         204
                                                                --------    --------
                                                                     975         750
                                                                --------    --------
OPERATING LOSS..............................................         (86)       (244)
                                                                --------    --------
OTHER INCOME (EXPENSE)
  Interest expense..........................................        (220)       (171)
  Interest income...........................................          16           8
  Other, net................................................         (30)        (40)
                                                                --------    --------
                                                                    (234)       (203)
                                                                --------    --------
LOSS BEFORE INCOME TAX BENEFIT..............................        (320)       (447)
INCOME TAX BENEFIT..........................................           8          45
                                                                --------    --------
NET LOSS....................................................        (312)       (402)
MANDATORILY REDEEMABLE PREFERRED STOCK DIVIDENDS............         (49)        (40)
                                                                --------    --------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS....................    $   (361)   $   (442)
                                                                ========    ========
LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC
  AND DILUTED...............................................    $  (1.10)   $  (1.56)
                                                                ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN
  THOUSANDS)................................................     327,266     282,691
                                                                ========    ========
COMPREHENSIVE LOSS, NET OF INCOME TAX
  Net loss..................................................    $   (312)   $   (402)
  Unrealized gain (loss) on available-for-sale securities...          25         (18)
  Foreign currency translation adjustment...................         (11)         (7)
                                                                --------    --------
COMPREHENSIVE LOSS..........................................    $   (298)   $   (427)
                                                                ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN MILLIONS)
                                   UNAUDITED

                                                          CLASS B
                                      CLASS A            PREFERRED            CLASS A                CLASS B
                                  PREFERRED STOCK          STOCK            COMMON STOCK          COMMON STOCK
                                 ------------------   ---------------   --------------------   -------------------   PAID-IN
                                  SHARES     AMOUNT   SHARES   AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL
                                 ---------   ------   ------   ------   -----------   ------   ----------   ------   -------
BALANCE, JANUARY 1, 1999.......  7,905,981    $291      82      $ --    272,087,322    $ --    17,830,000    $ --    $4,379
  Issuance of common stock due
    to:
    Exercise of options and
      warrants.................                                          26,697,518      --                             433
    Employee stock purchase
      plan.....................                                                                                          --
    Cash investment (Note 2)...                                          16,666,667      --                             600
  Deferred compensation, net...                                                                                          33
  Unrealized gain on
    available-for-sale
    securities, net of income
    tax........................
  Foreign currency translation
    adjustment.................
  Mandatorily redeemable
    preferred stock
    dividends..................                                                                                        (142)
  Other........................
  Net loss.....................
                                 ---------    ----      --      ----    -----------    ----    ----------    ----    ------
BALANCE, SEPTEMBER 30, 1999....  7,905,981    $291      82      $ --    315,451,507    $ --    17,830,000    $ --    $5,303
                                 =========    ====      ==      ====    ===========    ====    ==========    ====    ======

                                                                                      ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                                        (LOSS) INCOME
                                                                                  -------------------------
                                                TREASURY STOCK                    UNREALIZED    CUMULATIVE
                                 ACCUMULATED   -----------------     DEFERRED       GAIN ON     TRANSLATION
                                   DEFICIT      SHARES    AMOUNT   COMPENSATION   INVESTMENTS   ADJUSTMENT     TOTAL
                                 -----------   --------   ------   ------------   -----------   -----------   -------
BALANCE, JANUARY 1, 1999.......    $(4,401)     701,095    $(13)       $ (2)          $--          $ (24)     $   230
  Issuance of common stock due
    to:
    Exercise of options and
      warrants.................                                                                                   433
    Employee stock purchase
      plan.....................                (357,459)      7                                                     7
    Cash investment (Note 2)...                                                                                   600
  Deferred compensation, net...                                         (19)                                       14
  Unrealized gain on
    available-for-sale
    securities, net of income
    tax........................                                                        54                          54
  Foreign currency translation
    adjustment.................                                                                     (121)        (121)
  Mandatorily redeemable
    preferred stock
    dividends..................                                                                                  (142)
  Other........................                  42,819      (2)                                                   (2)
  Net loss.....................     (1,019)                                                                    (1,019)
                                   -------     --------    ----        ----           ---          -----      -------
BALANCE, SEPTEMBER 30, 1999....    $(5,420)     386,455    $ (8)       $(21)          $54          $(145)     $    54
                                   =======     ========    ====        ====           ===          =====      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN MILLIONS)
                                   UNAUDITED

                                                                 1999       1998
                                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(1,019)   $(1,281)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of deferred financing costs and accretion
      of senior redeemable notes............................        311        364
     Depreciation and amortization..........................        732        583
     Provision for losses on accounts receivable............        110         52
     Deferred income tax benefit............................        (25)      (128)
     Extraordinary loss on retirement of debt...............         --        133
     Net foreign currency transaction loss (gain)...........         61         (7)
     Gain on sale of equity in joint venture................        (70)        --
     Loss from unconsolidated equity investments............         49          6
     Loss on interest rate protection agreement.............         --         47
     Other, net.............................................         23         30
     Change in assets and liabilities, net of effects from
      acquisitions:
       Accounts and notes receivable........................       (230)      (196)
       Subscriber unit and accessory inventory..............        (21)         1
       Other assets.........................................         12        (29)
       Accounts payable, accrued expenses and other.........         31        125
                                                                -------    -------
          Net cash used in operating activities.............        (36)      (300)
                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (Note 1).............................     (1,075)    (1,760)
  Proceeds from sale of assets..............................        290         --
  Payments for acquisitions and purchase of licenses, net of
     cash acquired..........................................        (58)      (349)
  Other investments in and advances to affiliates...........        (37)      (175)
  Purchases of marketable securities........................         (1)       (98)
  Proceeds from maturities and sales of marketable
     securities.............................................         --        176
                                                                -------    -------
          Net cash used in investing activities.............       (881)    (2,206)
                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock and exercise of stock options, warrants and
     other..................................................      1,033         28
  Issuance of debt securities...............................        600      1,401
  Proceeds from finance obligation..........................        575         --
  Borrowings under long-term credit facilities..............        233      1,052
  Repayments under long-term credit facilities..............         --       (972)
  Revolving line of credit (repayments) borrowings, net.....       (423)     1,064
  Repayments under finance obligation.......................        (10)        --
  Other long-term debt repayments, net......................        (13)        (6)
  Deferred financing costs..................................        (33)       (90)
  Capital contributions from minority stockholders..........         13         10
  Issuance of mandatorily redeemable preferred stock........         --        750
  Retirement of debt securities.............................         --       (741)
                                                                -------    -------
          Net cash provided by financing activities.........      1,975      2,496
                                                                -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,058        (10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        321        302
                                                                -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 1,379    $   292
                                                                =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................    $   255    $   107
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

     You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1998, and Nextel International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, for matters related to the operations of Nextel International, Inc., an indirect, substantially wholly-owned subsidiary of Nextel and its subsidiaries. You should not expect the results of operations of interim periods to be an indication of the results for a full year.

     RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to our current year presentation.

     SUPPLEMENTAL CASH FLOW INFORMATION. During the nine-month periods ended September 30, 1999 and 1998, we incurred capital expenditures of $1,347 million (including an increase of $272 million in amounts that were accrued and unpaid or financed) and $1,726 million (excluding a decrease of $34 million in amounts accrued and unpaid or financed), respectively.

     For the nine-month periods ended September 30, 1999 and 1998, total interest costs were $656 million and $510 million, respectively, of which $29 million and $42 million were capitalized.

     REVENUE RECOGNITION. We refer to the handset device on which we deliver services as a subscriber unit. We recognize revenue for airtime and other services over the period earned, net of credits and adjustments and recognize revenue from sales of subscriber units and accessories when the subscriber units and accessories are delivered. The costs of customer discounts and rebates are recorded when the related revenues are recognized. We establish an allowance for doubtful accounts sufficient to cover probable losses.

     DIGITAL SUBSCRIBER UNIT AND ACCESSORY SALES AND RELATED COSTS. The loss generated from the sale of the subscriber units used in our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows (dollars in millions):

                                                              NINE MONTHS      THREE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                             --------------    -------------
                                                             1999     1998     1999     1998
                                                             -----    -----    -----    ----
Subscriber unit and accessory sales......................    $ 349    $ 308    $ 121    $126
Cost of subscriber unit and accessory sales..............      659      502      236     192
                                                             -----    -----    -----    ----
                                                             $(310)   $(194)   $(115)   $(66)
                                                             =====    =====    =====    ====

     INTANGIBLE ASSETS. As a result of customer acceptance and support of the financial community which became specifically apparent in the fourth quarter of 1997, we increased the amortization period from 20 years to 40 years for all of our domestic Federal Communications Commission licenses and excess of purchase price over the fair value of net assets acquired (goodwill) related to all domestic acquisitions. Licenses and the excess of purchase price over the fair value of net assets acquired related to our international operations are amortized on a straight-line basis over 20 years.

     We amortize customer lists over their expected useful lives, which is generally 3 years for our digital customer base and up to 10 years for our analog customer base, reflecting the relatively greater stability of our analog customers. Other intangible assets with useful lives of up to 20 years include non-compete agreements which are amortized over the lives of the related agreements, generally 2 to 5 years; favorable leases which are amortized over 2 to 3 years; and trademarks which are amortized over 10 years for international operations and 20 years for domestic operations.

     RESTRICTED CASH AND CASH EQUIVALENTS. At September 30, 1999 and December 31, 1998, approximately $78 million and $121 million, respectively, in cash and cash equivalents held by Nextel International were not available to fund any of the cash needs of our domestic business due to restrictions contained in Nextel International's financing agreements.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

NOTE 2 -- SIGNIFICANT TRANSACTIONS AND DEVELOPMENTS.

     NEXTEL PARTNERS TRANSACTIONS. On January 29, 1999, along with Nextel Partners, Inc. and certain other parties, including Motorola, Inc. and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw, one of our principal stockholders, we entered into definitive agreements relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital wireless system utilizing the technology developed by Motorola employed in our national network. In connection with this transaction, we sold assets, and have received regulatory approval to transfer certain Federal Communications Commission licenses, to Nextel Partners. In exchange, Nextel Partners issued to us equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131 million and paid us about $132 million in cash related to the assets sold and the reimbursement of costs and net operating expenses. The net book value of the assets sold was classified as assets held for sale as of December 31, 1998. On September 9, 1999, pursuant to the definitive agreements, Nextel Partners exercised its option to acquire certain additional territories and assets from us and related Federal Communications Commission licenses (which we are in the process of transferring), and we received an aggregate consideration of about $19 million consisting of approximately $10 million in cash and $9 million in equity. Also on September 9, 1999, we made an additional $13 million cash equity investment in Nextel Partners to avoid dilution of our 29% voting interest.

     The agreements with Nextel Partners establish certain circumstances in which Nextel Partners will have the option to acquire certain additional territories and related Federal Communications Commission licenses from us. In addition, the definitive agreements also establish certain circumstances in which we will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices. The investment in Nextel Partners is accounted for by the equity method.

     TOWERS TRANSACTIONS. On April 20, 1999, Nextel and some of our subsidiaries and SpectraSite Holdings, Inc. and some of its subsidiaries consummated agreements under which we transferred specified telecommunications towers and related assets to SpectraSite, which were then leased back to us. In the transaction, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet at that time, and received about an 18% ownership interest in SpectraSite, which has since been reduced to about 16% as of September 30, 1999 as a result of the issuance of additional shares by SpectraSite. In connection with the transaction, we entered into an exclusive agreement for SpectraSite to construct additional towers in the United States to support expansion of the digital networks of Nextel and Nextel Partners. During the third quarter of 1999, we received $15 million for the sale of additional towers (then leased back to us), resulting in a corresponding increase in the finance obligation. Due to our continuing involvement related to our ownership interest in SpectraSite, these sale-leaseback transactions are accounted for by the financing method.

     MICROSOFT TRANSACTION. On May 27, 1999, Microsoft Corporation purchased about 16.7 million shares of our common stock for an aggregate cash investment of $600 million, representing a per share price of $36.00. The agreements related to the transaction establish certain transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we also entered into agreements under which Microsoft is to provide certain portal services and related assistance in connection with our Nextel Online(SM) service offering.

     NEXTBAND TRANSACTION. On June 3, 1999, we sold our 50% interest in NEXTBAND Communications, L.L.C. to NEXTLINK Communications, Inc. for $138 million in cash and recognized a gain of $70 million, which is included in other income (expense) in our statement of operations.

     MCCAW INVESTOR OPTION EXERCISE. On July 28, 1999, Digital Radio L.L.C., an entity controlled by Craig O. McCaw, exercised in full its option to purchase 15 million shares of our Class A common stock for an aggregate cash purchase price of $278 million.

NOTE 3 -- LONG-TERM DEBT.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
11.5% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2003,
net of unamortized discount of $0...........................     $   36          $   36
9.75% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
  net of unamortized discount of $0 and $13.................      1,127           1,114
10.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
  net of unamortized discount of $57 and $67................        352             342
12.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2004,
  net of unamortized discount of $1 and $1..................          8               8
10.25% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2005,
  net of unamortized discount of $21 and $22................         94              93
13.0% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
  (issued by Nextel International), net of unamortized
  discount of $274 and $337.................................        677             614
10.65% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
  net of unamortized discount of $222 and $268..............        618             572
9.75% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2007,
  net of unamortized discount of $287 and $345..............        842             784
4.75% CONVERTIBLE SENIOR NOTES DUE 2007.....................        600              --
9.95% SENIOR SERIAL REDEEMABLE DISCOUNT NOTES DUE 2008,
  net of unamortized discount of $453 and $536..............      1,174           1,091
12.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2008,
  (issued by Nextel International), net of unamortized
  discount of $249 and $289.................................        481             441
12.0% SENIOR SERIAL REDEEMABLE NOTES DUE 2008,
  net of unamortized discount of $4 and $4..................        296             296
BANK CREDIT FACILITY, interest payable quarterly at an
  adjusted rate calculated based either on the prime rate or
  LIBOR (6.94% to 9.06% -- 1999;
  7.06% to 10.50% -- 1998)..................................      1,795           2,118
NEXTEL INTERNATIONAL VENDOR CREDIT FACILITIES, interest
  payable semiannually at 2.50% over the prime rate (10.28%
  to 10.50% -- 1999; 10.25% to 11.00% -- 1998)..............        242             111
NEXTEL ARGENTINA BANK CREDIT FACILITY, interest payable
  quarterly at an adjusted rate calculated based either on
  the prime rate or LIBOR (8.75% to 9.50% -- 1999 and
  1998).....................................................        100              83
OTHER.......................................................          5              16
                                                                 ------          ------
                                                                  8,447           7,719
  Less current portion......................................         (3)             (9)
                                                                 ------          ------
                                                                 $8,444          $7,710
                                                                 ======          ======

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

NOTE 4 -- CONTINGENCIES.

     See Part II, Item 1. "Legal Proceedings" for a discussion of certain lawsuits and other legal matters.

NOTE 5 -- MANDATORILY REDEEMABLE PREFERRED STOCK.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN MILLIONS)
SERIES D EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
2009,
13% cumulative annual dividend; 644,432 and 585,473 shares
issued; 644,419 and 585,460 shares outstanding, stated at
liquidation value...........................................     $  662          $  601
SERIES E EXCHANGEABLE PREFERRED STOCK MANDATORILY REDEEMABLE
  2010,
  11.125% cumulative annual dividend; 885,251 and 815,314
  shares issued; 885,236 and 815,299 shares outstanding,
  stated at liquidation value...............................        897             827
ZERO COUPON CONVERTIBLE PREFERRED STOCK MANDATORILY
  REDEEMABLE 2013,
  no dividend; convertible into 5,761,764 shares of Class A
  Common Stock; 591,308 shares issued and outstanding;
  stated at fair value when issued plus accretion of
  liquidation preference at 9.25% compounded quarterly......        161             150
                                                                 ------          ------
                                                                 $1,720          $1,578
                                                                 ======          ======

NOTE 6 -- SEGMENT REPORTING.

     We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and have financed separately based on the fundamental differences in their operations. We evaluate performance of these segments and allocate resources to them based on earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges (EBITDA).

                                 DOMESTIC   INTERNATIONAL   CONSOLIDATED   DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                 --------   -------------   ------------   --------   -------------   ------------
                                        )                                                     (DOLLARS IN MILLIONS
                                               FOR THE NINE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                 ---------------------------------------   ---------------------------------------
Operating revenues.............  $ 2,277       $   69         $ 2,346      $ 1,228       $   27         $ 1,255
                                 =======       ======         =======      =======       ======         =======
EBITDA.........................  $   447       $ (128)        $   319      $  (141)      $  (76)        $  (217)
Depreciation and                     651           81             732          550           33             583
  amortization.................
Interest expense...............     (499)        (128)           (627)        (393)         (75)           (468)
Interest income................       23            5              28           14           15              29
Other income (expense), net....       34          (66)            (32)         (42)           5             (37)
                                 -------       ------         -------      -------       ------         -------
Loss before income tax benefit
  and
  extraordinary item...........  $  (646)      $ (398)        $(1,044)     $(1,112)      $ (164)        $(1,276)
                                 =======       ======         =======      =======       ======         =======
Capital expenditures...........  $ 1,224       $  123         $ 1,347      $ 1,428       $  298         $ 1,726
                                 =======       ======         =======      =======       ======         =======
                                              FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                 ---------------------------------------   ---------------------------------------
Operating revenues.............  $   862       $   27         $   889      $   497       $    9         $   506
                                 =======       ======         =======      =======       ======         =======
EBITDA.........................  $   210       $  (35)        $   175      $     7       $  (47)        $   (40)
Depreciation and                     232           29             261          191           13             204
  amortization.................
Interest expense...............     (174)         (46)           (220)        (140)         (31)           (171)
Interest income................       14            2              16            3            5               8
Other income (expense), net....       (8)         (22)            (30)         (46)           6             (40)
                                 -------       ------         -------      -------       ------         -------
Loss before income tax benefit
  and
  extraordinary item...........  $  (190)      $ (130)        $  (320)     $  (367)      $  (80)        $  (447)
                                 =======       ======         =======      =======       ======         =======
                                                AS OF SEPTEMBER 30, 1999                   AS OF DECEMBER 31, 1998
                                 ---------------------------------------   ---------------------------------------
Property, plant and equipment,   $ 5,093       $  504         $ 5,597      $ 4,384       $  531         $ 4,915
  net..........................
                                 =======       ======         =======      =======       ======         =======
Identifiable assets............  $11,662       $1,495         $13,157      $ 9,972       $1,601         $11,573
                                 =======       ======         =======      =======       ======         =======

NOTE 7 -- SUBSEQUENT EVENTS.

     Subsequent to September 30, 1999, we completed the following transactions, each of which are more fully discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- C. Post Third Quarter Transactions and Developments."

     EQUITY OFFERING. On November 5, 1999, we completed the public offering and sale of 33,781,785 shares of our Class A common stock (including 3,781,785 shares issued upon exercise in full of the underwriters' over-allotment option) at a price of $83.8125 per share. All of the shares sold were offered by Nextel. We received net proceeds of approximately $2.75 billion from the offering.

     NEW BANK FINANCING. Effective on November 12, 1999, we entered into definitive agreements which increased our total secured financing capacity under our bank financing agreement to $5.0 billion, the borrowing of which is subject to the satisfaction or waiver of applicable borrowing conditions.

     DEBT ISSUANCE. On November 12, 1999, we completed a private placement of $2.0 billion in principal at maturity of 9.375% Senior Serial Redeemable Notes due 2009, yielding approximately $1.96 billion in net cash proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  OVERVIEW.

     The following discussion of our condensed consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 1999 and 1998, and significant factors that could affect our prospective financial condition and results of operations, should also be read in conjunction with our 1998 Annual Report on Form 10-K. Additional information regarding our international operations is available in Nextel International's 1998 Annual Report on Form 10-K.

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

     As of September 30, 1999:

     - we provided service to about 4,050,900 digital subscriber units in the United States, adding about 458,000 net subscriber units during the quarter; and

     - our digital network or the compatible digital network of Nextel Partners, Inc., a joint venture in which we are a participant, was operational in areas in and around 92 of the top 100 metropolitan statistical areas in the United States.

     We have announced our plans to offer our customers access to new digital two-way mobile data and Internet connectivity services. Three new handsets developed and manufactured by Motorola, the i1000plus(TM), the i500plus(TM) and the i700plus(TM) have been introduced since May 1999. These new handsets are expected to be the first in a product line that incorporates micro-browsers and wireless Internet capability, which is planned to be combined with other mobile data applications to be used in connection with our planned wireless data service offering. We have begun testing the underlying technology for these services in several U.S. markets and currently plan to commercially launch the wireless data service offering in mid-2000. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

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

B.  THIRD QUARTER TRANSACTIONS AND DEVELOPMENTS.

     1. MCCAW INVESTOR OPTION EXERCISES. On July 28, 1999, Digital Radio L.L.C., an entity controlled by Craig O. McCaw, exercised in full its option to purchase 15 million shares of our Class A common stock for an aggregate cash purchase price of $278 million.

     2. ACTIVITIES INVOLVING NEXTWAVE. On August 12, 1999, we announced that we had reached agreement with the United States Department of Justice and the Federal Communications Commission concerning the terms and conditions that would apply to the resolution of the claims of the United States Government asserted against NextWave Personal Communications, Inc. and some of its affiliates in the context of a plan of reorganization for the NextWave entities contemplated to be proposed and sponsored by us. Information concerning these arrangements and copies of the agreement and related term sheet between us and the United States Government are included in our Current Reports on Form 8-K dated and filed with the Securities and Exchange Commission on August 12, 1999 and August 18, 1999. NextWave Personal Communications, Inc. and its affiliates hold personal communications services spectrum licenses granted by the Federal Communications Commission. In June 1998, NextWave sought protection by commencing a voluntary bankruptcy proceeding.

     Since reaching that agreement, we have engaged in negotiations with representatives of the creditor and equity groups of the NextWave entities and representatives of the Department of Justice and the Federal Communications Commission regarding a potential Nextel-sponsored plan of reorganization. We have not yet reached an agreement with these parties in interest, and we cannot predict whether or when we will do so. Even if such agreement were to be reached, any plan of reorganization that ultimately may be developed and sponsored by us would be subject to various conditions to its successful implementation, including consideration and approval of that plan in the NextWave bankruptcy proceedings and the receipt of all required regulatory approvals, consents and waivers. We do not intend to update our disclosures concerning this matter unless and until we determine that future developments, if any, warrant such updating disclosures or we determine that we are required to do so to comply with disclosure obligations under applicable laws. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     3. MANAGEMENT CHANGES. On July 17, 1999, Timothy M. Donahue, formerly our President and Chief Operating Officer, succeeded Daniel F. Akerson as our Chief Executive Officer. Mr. Akerson stepped down from his position at Nextel to become Co-Chairman of Eagle River, Inc., an entity controlled by Craig O. McCaw. Mr. Akerson continues to serve as Chairman of our board of directors and also as a member of the operations committee of the board. On September 22, 1999, Mr. Akerson became Chairman and Chief Executive Officer of NEXTLINK Communications, Inc., a publicly held competitive local exchange carrier controlled by Mr. McCaw. NEXTLINK has significant fiber optic network capacity currently under construction nationwide and significant holdings of local multipoint distribution system fixed wireless spectrum in many metropolitan markets in the United States.

C.  POST THIRD QUARTER TRANSACTIONS AND DEVELOPMENTS.

     1. EQUITY OFFERING. On November 5, 1999, we completed the public offering and sale of 33,781,785 shares of our Class A common stock (including 3,781,785 shares issued upon exercise in full of the underwriters' over-allotment option) at a price of $83.8125 per share. All of the shares sold were offered by Nextel. We received net proceeds of approximately $2.75 billion from the offering.

     2. NEW BANK FINANCING. Nextel, Nextel Finance Company, and certain other subsidiaries of Nextel entered into definitive agreements effective on November 12, 1999, with respect to an amended and restated secured bank credit facility that provides for up to $5.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $3.5 billion in term loans. The maturity date of the $1.5 billion revolving loan and a $1.7 billion portion of the term loans is December 31, 2007. The remaining $1.8 billion in term loans mature in equal $900 million portions on June 30, 2008, and December 31, 2008. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest payable quarterly, at variable rates calculated based on either the prime rate or LIBOR.

     Nextel contemplates accessing the bank credit facility and the proceeds of the equity offering described above to finance investments and acquisitions, to fund capital expenditures, and for working capital and other general corporate purposes. Borrowings under the bank credit facility are secured by liens on assets of our domestic subsidiaries that are "restricted" subsidiaries under the terms of our indentures relating to our various outstanding issues of senior discount notes. Certain of those indentures contain provisions that may limit the amount of borrowings available under the bank credit facility in specified circumstances.

     3. DEBT ISSUANCE. On November 12, 1999, we completed the issuance and sale in a private placement of $2.0 billion in principal of 9.375% Senior Serial Redeemable Notes due 2009, generating about $1.96 billion in net proceeds. Cash interest on these notes will be payable on May 15 and November 15 of each year, commencing May 15, 2000, at a rate of 9.375% per annum. The notes are redeemable at the option of Nextel, in whole or in part, at any time on or after November 15, 2004, at specified redemption prices. The notes are senior unsecured indebtedness of Nextel and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We intend to use a portion of the net proceeds to repurchase or redeem our outstanding public notes originally issued prior to 1997.

     4. BOARD DEVELOPMENTS. On October 15, 1999, Mr. Keisuke Nakasaki resigned from his position on our board of directors, reducing the board's size to nine. Mr. Nakasaki had occupied his position on the board as result of rights granted to an affiliate of Nippon Telegraph and Telephone Corp. in connection with and linked to that affiliate's equity investment in Nextel. The contractual rights to representation on our board may continue in effect for some time under the terms of the relevant agreement. Nippon Telegraph and Telephone Corp. has advised us that it does not intend to exercise those rights by designating a replacement for Mr. Nakasaki to our board.

D.   RESULTS OF OPERATIONS.

     The following discussion compares our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 1999 and 1998, and significant factors that could affect our prospective financial condition and results of operations.

     1. OPERATING REVENUES.

                                                                                                    INCREASE/
                                                      % OF                           % OF        (DECREASE) FROM
                                                  CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                  SEPTEMBER 30,    OPERATING     SEPTEMBER 30,    OPERATING     -----------------
                                      1999          REVENUES         1998          REVENUES     DOLLARS   PERCENT
                                  -------------   ------------   -------------   ------------   -------   -------
                                                               (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
Operating revenues..............     $2,346           100%          $1,255           100%       $1,091       87%
  Domestic......................      2,277            97%           1,228            98%        1,049       85%
  International.................         69             3%              27             2%           42      156%
THREE MONTHS ENDED
Operating revenues..............        889           100%             506           100%          383       76%
  Domestic......................        862            97%             497            98%          365       73%
  International.................         27             3%               9             2%           18      200%

     Consolidated operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services. Domestic operating revenues increased for the nine- and three-month periods ending September 30, 1999 principally as a result of a 68% increase in end-of-period domestic digital subscriber units in service from about 2,417,400 at September 30, 1998 to about 4,050,900 at September 30, 1999. In addition, we saw an increase in minutes of use per digital subscriber unit along with an increase in the average monthly revenue per digital subscriber unit from about $70 during the third quarter of 1998 to about $74 during the third quarter of 1999. The growth in digital subscriber units in service is the result of a number of factors, principally:

     -  the increased number of indirect distribution channels;

     -  expanded network coverage and capacity;

     - differentiated products and services including instant conferencing capabilities;

     -  increased consumer awareness and acceptance of wireless communications;
        and

     -  pricing plans targeted at particular market segments.

     International operating revenues increased primarily as a result of an increase in end-of-period digital subscriber units in service from September 30, 1998 to September 30, 1999. This increase resulted from the launch of digital services in major markets in Brazil, Argentina, and Mexico in the second half of 1998.

     2. COST OF REVENUES.

                                                                                                    INCREASE/
                                                      % OF                           % OF        (DECREASE) FROM
                                                  CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                  SEPTEMBER 30,    OPERATING     SEPTEMBER 30,    OPERATING     -----------------
                                      1999          REVENUES         1998          REVENUES     DOLLARS   PERCENT
                                  -------------   ------------   -------------   ------------   -------   -------
                                                               (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
Cost of revenues................      $504             21%           $371             30%        $133        36%
  Domestic......................       474             20%            358             29%         116        32%
  International.................        30              1%             13              1%          17       131%

THREE MONTHS ENDED
Cost of revenues................       175             20%            142             28%          33        23%
  Domestic......................       163             18%            136             27%          27        20%
  International.................        12              2%              6              1%           6       100%

     Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. In the nine- and three-month periods ended September 30, 1999, domestic cost of revenues increased from the nine- and three-month periods ended September 30, 1998, primarily as a result of a 44% increase in the number of digital switches in service and a 31% increase in digital cell sites and related equipment deployed by us from September 30, 1998 to September 30, 1999, as well as increases in airtime usage. Increased airtime usage resulted from increased subscribers and increased interconnect minutes of use per subscriber. Domestic cost of revenues as a percentage of consolidated operating revenues decreased due to the economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during 1999 and the last quarter of 1998.

     The increase in international cost of revenues from the nine- and three-month periods ended September 30, 1998 to those ended September 30, 1999 is attributable primarily to the increase in the number of cell sites and switches placed in service from September 30, 1998 to September 30, 1999, as well as increases in international expenses associated with increased airtime usage. International cost of revenues, such as site rental and telecommunications expenses, are expected to increase as additional cell sites and switches are placed into service and additional markets are launched. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     3. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

                                                                                                    INCREASE/
                                                      % OF                           % OF        (DECREASE) FROM
                                                  CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                  SEPTEMBER 30,    OPERATING     SEPTEMBER 30,    OPERATING     -----------------
                                      1999          REVENUES         1998          REVENUES     DOLLARS   PERCENT
                                  -------------   ------------   -------------   ------------   -------   -------
                                                               (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
Selling, general and
  administrative................     $1,523            65%          $1,101            88%        $422        38%
  Selling and marketing.........        930            40%             692            55%         238        34%
  General and administrative....        593            25%             409            33%         184        45%
THREE MONTHS ENDED
Selling, general and
  administrative................        539            61%             404            80%         135        33%
  Selling and marketing.........        329            37%             251            50%          78        31%
  General and administrative....        210            24%             153            30%          57        37%

     The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $345 million and an increase in international expenses of $77 million for the nine-month period ended September 30, 1999 from the comparable 1998 period. For the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, the increase is attributable almost entirely to an increase in domestic expenses.

     The increase in selling and marketing expenses in the nine- and three-month periods ended September 30, 1999 from the comparable 1998 periods consists primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

     - $116 million and $49 million, respectively, of increased losses generated from increased consolidated sales of digital subscriber units and related accessories (including losses of $15 million and $2 million relating to international digital subscriber unit sales);

     - $83 million and $30 million, respectively, of increased domestic commissions and residuals earned by indirect dealers and distributors as a result of increased digital subscriber unit sales through, and increased reliance on, indirect distribution channels; and

     - $29 million of increased advertising and marketing expenses for the nine-month period ended September 30, 1999 from international operations due to aggressive marketing campaigns directed at increasing customer awareness of digital services and an increase in the size of the international sales force to achieve this expansion.

     The increase in general and administrative expenses during the nine- and three-month periods ended September 30, 1999 from the comparable 1998 periods is primarily attributable to the following:

     - $83 million and $33 million, respectively, of increased domestic expenses related to billing, collection and customer care activities as a result of a larger customer base;

     - $68 million and $27 million, respectively, of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base; and

     - $33 million of increased international general and administrative expenses during the nine-month period ended September 30, 1999, incurred to support the growth in our international markets, including $26 million of bad debt expenses resulting from a concerted program initiated in the first quarter of 1999 to aggressively review and take action on outstanding accounts of delinquent paying customers. As a result of these initiatives, bad debt expense decreased $8 million from $15 million for the quarter ended June 30, 1999 to about $7 million for the quarter ended September 30, 1999.

     The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

     -  continuing aggressive marketing campaigns;

     - increasing sales and marketing, customer care and back-office support staffing; and

     - increasing aggregate amounts of subsidies as we sell additional digital subscriber units and related accessories, although we do not anticipate the total cost per customer added to increase.

     See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     4. DEPRECIATION AND AMORTIZATION.

                                                                                                    INCREASE/
                                                      % OF                           % OF        (DECREASE) FROM
                                                  CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                  SEPTEMBER 30,    OPERATING     SEPTEMBER 30,    OPERATING     -----------------
                                      1999          REVENUES         1998          REVENUES     DOLLARS   PERCENT
                                  -------------   ------------   -------------   ------------   -------   -------
                                                               (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
Depreciation and amortization...      $732             31%           $583             46%        $149        26%
THREE MONTHS ENDED
Depreciation and amortization...       261             29%            204             40%          57        28%

     Depreciation and amortization increased primarily due to depreciation as a result of placing into service additional cell sites and switches both in existing domestic markets (primarily to expand the coverage and capacity of our digital mobile network) and in existing and new international markets launched in the second half of 1998. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation begins upon commencement of placing the system assets into service in the relevant markets.

     Beginning in the fourth quarter of 1997, we extended the amortization period applicable to our Federal Communications Commissions licenses and certain goodwill from 20 years to 40 years. We believe that some events occurred throughout 1997 and became specifically apparent during the fourth quarter of 1997 that supported the extension of the useful lives of both the Federal Communications Commissions licenses and goodwill. These events provided specific evidence that our long-term business plan was more likely to be achieved, resulting in the ability to economically utilize these assets over a longer period (i.e., 40 years) than was originally foreseeable. Specifically, our technology was modified throughout 1995, 1996 and 1997 to resolve concerns regarding the performance our wireless technology experienced when the technology was initially deployed. The new product and digital technology became firmly established in October 1997 when we reached 1 million digital subscriber units in service and noted increases in average revenue per unit. Further, we raised substantial capital during 1996 and 1997 enhancing our ability to complete the network build-out in accordance with our business plan. The combination of our proven technology, customer acceptance and financial support have allowed us to build our network and provide substantially more than the minimal level of service necessary to assure the renewal of our Federal Communications Commissions licenses. The majority of our Federal Communications Commissions licenses have been obtained through business acquisitions. Our experience is that the value attributed to the net assets acquired in these business acquisitions, excluding the Federal Communications Commission licenses, and liabilities assumed is generally small, reflecting the less significant value we attach to such net assets and liabilities. Accordingly, the purchase price offered to the seller reflects primarily the value of the licenses acquired. Any resulting goodwill is amortized over the same life as our Federal Communications Commission licenses because we believe the two are closely related and provide benefits to us over the same periods. Therefore, we extended the life of goodwill to coincide to the life of the licenses.

     5. SEGMENT EARNINGS (LOSSES), INTEREST EXPENSE, INTEREST INCOME AND OTHER.

                                                                                                  INCREASE/
                                                    % OF                           % OF        (DECREASE) FROM
                                                CONSOLIDATED                   CONSOLIDATED     PREVIOUS YEAR
                                SEPTEMBER 30,    OPERATING     SEPTEMBER 30,    OPERATING     -----------------
                                    1999          REVENUES         1998          REVENUES     DOLLARS   PERCENT
                                -------------   ------------   -------------   ------------   -------   -------
                                                             (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
Segment earnings (losses).....     $  319           14%           $ (217)         (17)%       $  536    (247)%
Interest expense..............        627           27%              468           37%           159      34%
Interest income...............         28            1%               29            2%            (1)     (3)%
Other, net:
  Realized gain on sale of
     investment...............         70            3%               --           --             70      NM
  Foreign currency transaction
     gain (loss)..............        (61)          (3)%               7            1%           (68)     NM
  Equity in losses of
     subsidiaries.............        (49)          (2)%              (6)          --            (43)     NM
  Other income (expense),
     net......................          8           --               (38)          (3)%           46      NM
Income tax benefit............         25            1%              128           10%          (103)    (80)%
Loss attributable to common
  stockholders................      1,161           49%            1,388          111%          (227)    (16)%
THREE MONTHS ENDED
Segment earnings (losses).....        175           20%              (40)          (8)%          215      NM
Interest expense..............        220           25%              171           34%            49      29%
Interest income...............         16            2%                8            2%             8     100%
Other, net:
  Foreign currency transaction
     gain (loss)..............        (15)          (2)%               7            1%           (22)     NM
  Equity in losses of
     subsidiaries.............        (18)          (2)%              (4)          (1)%          (14)     NM
  Other income (expense),
     net......................          3           --               (43)          (8)%           46      NM
Income tax benefit............          8            1%               45            9%           (37)    (82)%
Loss attributable to common
  stockholders................        361           41%              442           87%           (81)    (18)%
     NM-Not Meaningful

     We define segment earnings as earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges. Domestic segment earnings are expected to grow due to an increasing customer base and decreasing operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage. We expect international segment losses to continue while we are building out our digital systems and expanding our presence in our international markets. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Domestic segment earnings were $447 million and $210 million for the nine- and three-months ended September 30, 1999, compared to segment losses of $141 million and segment earnings of $7 million for the nine- and three-months ended September 30, 1998. International segment losses were $128 million and $35 million for the nine- and three-months ended September 30, 1999, compared to segment losses of $76 million and $47 million for the nine- and three-months ended September 30, 1998. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets pertain to our domestic operations, while most of our segment losses are related to our international operations.

     The increase in interest expense for the nine months ended September 30, 1999 from the comparable 1998 periods resulted from Nextel's issuance of senior redeemable notes during November of 1998 and June of 1999, as well as a higher average level of borrowings under our bank credit agreement and Nextel International's bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt which was a result of the refinancing of the domestic vendor credit facility during March of 1998 and the retirement of a portion of two series of senior redeemable discount notes during April of 1998.

     A $70 million gain was recognized in 1999 on the sale of our 50% ownership interest in NEXTBAND Communications, L.L.C. The increase in the foreign currency transaction loss for the nine- and three-month periods ended September 30, 1999 is due primarily to the devaluation of the Brazilian real relative to the U.S. dollar during 1999. The increase in equity in losses of subsidiaries is primarily due to our equity method investments in Nextel Partners and Infocom Communications Network, Inc., a Philippine company.

     We recorded an income tax benefit of $25 million (an effective tax rate of 2%) in 1999, compared to $128 million (an effective tax rate of 10%) in 1998. The change in the effective tax rate primarily resulted from a change in the tax law which extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998. In certain circumstances, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on our ability to utilize our net operating losses for income tax purposes.

E.  LIQUIDITY AND CAPITAL RESOURCES.

     We had net losses attributable to common stockholders of $361 million and $442 million for the three-month periods ended September 30, 1999 and 1998, respectively, and $1,161 million and $1,388 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The operating expenses and capital expenditures associated with developing, enhancing and operating the digital mobile network have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, we intend to use our existing cash and investments, earnings before interest, taxes, depreciation and amortization from our domestic operations and externally generated funds from debt and equity sources (as discussed below) to cover our currently anticipated future needs, including funding requirements related to the design, implementation and operation of our domestic digital mobile network. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     CASH FLOWS

     Working capital increased by $657 million to $527 million at September 30, 1999 compared to a working capital deficit of $130 million at December 31, 1998. During May, June, and July 1999, we received $600 million for an equity investment from Microsoft, $588 million in net proceeds from the issuance of debt securities, and $278 million from the Digital Radio option exercise. We used these proceeds primarily to pay down $423 million of the revolving line of credit component of our domestic bank credit facility and to fund operations.

     Net cash used in operating activities of $36 million for the nine months ended September 30, 1999 improved by $264 million compared to net cash used in operating activities of $300 million for the nine months ended September 30, 1998. The decrease in net cash used by operating activities consisted of a domestic decrease of $271 million offset slightly by an increase in cash used in international operations of $7 million. The improvement in the cash used by operating activities reflects increasing operating revenues and improved domestic operating results coupled with strengthened cost controls.

     Capital expenditures to fund the continued expansion of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities for the nine-month period ended September 30, 1999 decreased $1,325 million compared to the same period in 1998 primarily due to the $685 million decrease in cash paid for capital expenditures, the receipt of $270 million related to the sale of our interest in NEXTBAND Communications, L.L.C, a joint venture, and the sale of assets to Nextel Partners and reimbursement of costs and operating expenses by Nextel Partners. Cash payments for capital expenditures totaled $1,075 million for the nine months ended September 30, 1999 and $1,760 million for the nine-month period ended September 30, 1998, including $110 million and $291 million in capital expenditures for international operations for the nine months ended September 30, 1999 and 1998, respectively. While domestic capital spending decreased for the nine-month period ended September 30, 1999 compared to the same 1998 period due to a number of factors, this level of capital expenditures is not expected to be indicative of the fourth quarter of 1999, during which the rate of capital spending is expected to increase. In addition, to the extent capital expenditures currently planned for the remainder of 1999 are not carried out on their anticipated schedule, those expenditures would be carried over to early 2000. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $588 million in net proceeds from the issuance of debt securities, $600 million in proceeds from the Microsoft investment, $575 million in proceeds from SpectraSite Holdings, Inc. in connection with the transfer of specified telecommunications towers in the second quarter of 1999 along with subsequent tower sales in the third quarter of 1999 and $433 million in proceeds from the exercise of stock options and warrants, offset by the net repayment of $423 million of our domestic bank credit facility.

F.  FUTURE CAPITAL NEEDS AND RESOURCES.

     We anticipate that, for the foreseeable future, we will be utilizing significant amounts of our available cash flows for:

     - capital expenditures for the construction and enhancement of the digital mobile network, both domestically and internationally;

     - operating expenses relating to our digital mobile network, both domestically and internationally;

     - potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future Federal Communications Commission auctions of spectrum;

     -  debt service requirements; and

     -  other general corporate expenditures.

     We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities through the remainder of 1999 and into 2000, as we build out, expand and enhance our digital mobile network. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     Nextel's domestic bank credit agreement, as amended, currently provides total secured financing capacity of up to $5.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008. At September 30, 1999, we had drawn $1.8 billion of our available financing under the bank credit agreement as in effect prior to its amendment and restatement in November 1999. As of November 12, 1999, we had $2.7 billion of debt outstanding under the amended and restated bank credit agreement. Amounts outstanding under the bank credit agreement are secured by liens on assets of some of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the prime rate or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts.

     As of September 30, 1999, approximately $138 million has been borrowed by Nextel International under its equipment financing facility with Motorola Credit Corporation, leaving approximately $91 million available for future borrowings under such facility to finance the purchase from Motorola Inc. of equipment and related services (approximately $4 million of the $138 million borrowed relates to financed accrued interest and does not decrease the borrowing availability). Additionally, as of September 30, 1999, approximately $104 million has been borrowed by McCaw International (Brazil) Ltd. under their vendor financing agreement with Motorola Credit Corporation, leaving approximately $21 million available for future borrowings to finance the purchase from Motorola Inc. of equipment and related services. As of September 30, 1999, Nextel Argentina S.R.L. had borrowed $100 million pursuant to its original bank credit facility (representing all amounts available) and had not borrowed any of the $50 million in incremental term loans that are available under that facility as a result of amendments entered into in May 1999 and can be used to fund purchases of qualifying equipment and services.

     Finally, in addition to the financing sources described above, Nextel received approximately $2.75 billion in net proceeds from the sale of 33,781,785 shares of Class A common stock completed on November 5, 1999 as well as approximately $1.96 billion in net proceeds from the November issuance of 9.375% Senior Serial Redeemable Notes due 2009 completed on November 12, 1999.

     Nextel and Nextel International each are currently in the early stages of developing their detailed business plans and related budgets for calendar year 2000. These processes, and the resulting detailed business plans and related budgets, are not likely to be finalized until late 1999 or early 2000. Moreover, any such plans and budgets that are developed and finalized by Nextel and Nextel International may later be revised by them in light of competitive factors in the relevant markets, new business opportunities, including additional spectrum acquisitions and other strategic or opportunistic transactions or investments, prevailing conditions in domestic and international debt and equity capital markets and the actual operating results and apparent prospects of their respective businesses.

     Currently, Nextel expects to increase the level of domestic and international capital expenditures in the remainder of 1999 and during 2000. This increase is expected to be driven by several factors, including:

     - the contemplated expansion of digital mobile network coverage around most major domestic and selected international market areas;

     - the contemplated construction of additional cell sites to increase system capacity and improve system quality, and the installation of related switching equipment, in the existing core market coverage areas of Nextel and Nextel International, including the installation of system infrastructure and cell sites sufficient to meet expected increases in system demand four to six months ahead of anticipated growth;

     - the carrying over of certain planned system capital expenditures from 1999 to early 2000; and

     - the installation of system capital hardware and software items in connection with the planned initial commercial launch of the wireless data service offering nationwide in 2000.

     Taking such anticipated capital expenditures into account in both the Nextel and Nextel International organizations, including an assumption that the bulk of Nextel International's funding needs for calendar year 2000 will be satisfied with funds invested or advanced by Nextel, and factoring in anticipated operating cash flow performance of the existing and planned wireless businesses, both domestic and international, Nextel believes that it will be able to fully fund both its and Nextel International's operations through calendar year 2000. This conclusion is premised on the availability of funds from the following sources:

     - consolidated cash on hand as of September 30, 1999 of approximately $1.4 billion;

     - the availability of approximately $3.2 billion of incremental funding over the amounts outstanding as of September 30, 1999 under Nextel's domestic bank credit facility amended and restated in November 1999;

     - the availability of the funding under Nextel International's funding agreements described above;

     - the proceeds of the public offering of 33,781,785 shares of our Class A common stock of approximately $2.8 billion; and

     - the net proceeds remaining from the November 1999 debt issuance, if any, following the repurchase or redemption of all of our outstanding public notes originally issued prior to 1997.

     If Nextel's and/or Nextel International's business plans change, or if economic conditions in either of their markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in the next calendar year, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow and/or profitability of the domestic or international mobile wireless businesses conducted by Nextel and/or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, the above estimates and conclusions specifically exclude the activities involving NextWave and the impact of any significant acquisition transaction, or the pursuit of any significant new business opportunity not now contemplated, by Nextel or Nextel International in the periods referenced above. Any such acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and thus could require Nextel and/or Nextel International to raise additional equity and/or debt funding to meet those needs.

     The availability of borrowings pursuant to the domestic bank credit facility and Nextel International's financing agreements is subject to certain conditions and limitations, and we cannot provide assurance that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International's financing agreements also require us and our subsidiaries at specified times to maintain compliance with certain operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of our domestic and international digital mobile networks, the amount and timing of our capital expenditures and operating losses, the availability and volatility of the equity and debt markets, and the market price of our common stock. See, "H. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs."

     We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated and/or are disclosed herein, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between us and Motorola pursuant to which we acquired substantially all of Motorola's domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola's consent which may make securing certain strategic equity investments more difficult. In this connection, the recent investment by Microsoft did not involve granting any superior governance rights. Our ability to incur additional indebtedness, including, in certain circumstances, indebtedness incurred under our domestic bank credit agreement, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

G.  YEAR 2000 READINESS.

     We are close to completion and evaluation of implementing Year 2000 readiness solutions on our computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to recognize dates could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     1.  STATE OF READINESS.

     We have had a program in place since February 1998 to address Year 2000 readiness issues in our critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. Our Year 2000 readiness goal focuses on our ability to perform our critical business functions and to process information in an unambiguous manner under various date conditions. These functions rely on our critical Information Technology ("IT") and non-IT systems and their supporting network elements. These critical systems and network elements have been divided into two major categories: our core business systems and network infrastructure systems and support functions with high customer impact and our secondary business systems with low customer impact.

     To ensure the continued progress and success in managing all of our systems' Year 2000 readiness requirements, a special steering committee that includes members of senior management responsible for our information technology and network systems was formed to oversee this effort. Internal employees, as well as outside contractors, staff our Year 2000 readiness program. Members include employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 readiness challenges. In addition, the representatives from some of the material third parties identified below participate in this project.

     During the course of developing our Year 2000 readiness solutions we identified five phases that define the status of our progress toward Year 2000 readiness. The five phases are:

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

     4. Testing -- evaluating and reviewing results to monitor and assess completeness of the manipulation of dates and date-related data on IT and non-IT systems, including those of material third parties; and

     5. Implementation -- installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of IT and non-IT systems, including those of material third parties.

OUR CORE BUSINESS SYSTEMS AND NETWORK INFRASTRUCTURE

     As of September 30, 1999, our core business systems and network infrastructure and support systems successfully passed integrated testing in a Year 2000 environment. The purpose of that test was to confirm the Year 2000 readiness of our essential system elements that are integrated with our digital mobile network and that are necessary to enable us to add subscriber units to the digital mobile network, to provide the currently available and planned wireless communications services on our network, and to correctly bill our customers for those services.

     The core business systems and network infrastructure systems and operational functions that were tested include:

     -  new customer account set-up and modifications;

     - activation and provisioning of new phones and implementation of modifications in existing customers' service plans;

     - processing of calls and other mobile communication services (including interconnect, voicemail, short message service, and private and group dispatch services);

     -  collection and rating of call data for billing purposes; and

     -  customer bill generation.

     These integrated systems were tested by applying certain date specific sequences to determine their functionality in a Year 2000 environment. These tests specifically involved testing both Year 2000 transition and leap-year transition. These integrated systems tests were conducted in a laboratory setting which simulated Nextel's network configuration, core business systems and handsets. Based on this testing, we believe that these systems will perform normally during and after the transition into the Year 2000.

OUR SECONDARY BUSINESS SYSTEMS

     These systems are mostly internal to Nextel with little or no direct impact on our customers and include items like payroll, benefits management and low-level facility issues.

     The majority of these secondary systems have passed Year 2000 readiness testing and have been successfully implemented into the Nextel environment. However, some of these systems are completing the Testing or Implementation phases of our Year 2000 readiness program. All remaining secondary systems are expected to be tested and implemented by the end of November 1999.

THIRD PARTY YEAR 2000 COMPLIANCE

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

     MOTOROLA, supplies our system infrastructure and subscriber handset units. Motorola has informed us that all subscriber unit models manufactured after June 1, 1998 are Year 2000 ready. All other digital subscriber units are Year 2000 ready with the exception of the short message service feature on those phones, which is not expected to cause a material disruption in our service offerings. With regard to the digital mobile network, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

     - critical call and data processing systems for the digital mobile network have passed Year 2000 readiness testing;

     - Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for our use; and

     -  voice mail system components have passed Year 2000 readiness testing.

     We believe that our testing of our core business systems and network infrastructure has confirmed the Year 2000 readiness of these system infrastructure components.

     MOTOROLA COMMUNICATIONS ISRAEL LTD., which provides the provisioning systems for Nextel International, has notified Nextel that its software is Year 2000 ready. We believe that our testing of our core business systems and network infrastructure systems and operational support functions confirm these systems' Year 2000 readiness.

     INTERNATIONAL TELECOMMUNICATIONS DATA SYSTEMS, INC. ("ITDS"), is the software vendor for our domestic order entry and provisioning systems, as well as our domestic billing information systems. ITDS informed us that the software that operates our domestic order entry and provisioning systems, as well as the software used for our domestic billing capabilities has successfully performed under various Year 2000 date conditions. We believe that our testing of our core business systems and network infrastructure systems and operational support functions confirm these systems' Year 2000 readiness.

     LHS GROUP, INC. ("LHS"), is the software vendor for Nextel International's billing information systems. LHS informed us that the software currently in use in Nextel International's systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. Nextel International has completed the necessary upgrades and it has tested successfully.

     VANTIVE CORPORATION ("VANTIVE"), provides information systems used in our customer care function and provides order entry systems for Nextel International. Vantive provided information to us that it has successfully tested the Year 2000 readiness of the software that has been used to develop Year 2000 ready customer care systems for domestic operations and order entry systems for Nextel International's operations.

     ORACLE CORPORATION ("ORACLE"), provides us with information systems, development tools and database management software that supports our human resources and financial functions. Oracle has advised us that the software that supports our human resources and financial functions is Year 2000 ready in conjunction with recommended upgrades. We have completed and successfully tested these upgrades for our domestic operations. Nextel International has installed these upgrades, and testing is significantly underway and should be completed by the end of November 1999.

     HEWLETT-PACKARD, INC., supplies us with computer hardware, such as monitors and peripherals, and UNIX operating systems. Hewlett-Packard has provided us with sufficient information to make all of the Hewlett-Packard software and hardware supplied products Year 2000 ready. We are currently making significant progress toward applying all of these Year 2000 solutions, and this effort is scheduled to be completed by the end of November 1999.

     2. THE COSTS TO ADDRESS OUR YEAR 2000 READINESS CHALLENGES.

     Based on information developed to date as a result of our assessment efforts, we believe that the costs of modifying, upgrading or replacing our systems and equipment will not have a material effect on our liquidity, our financial condition or the results of operations. As of September 30, 1999, our year-to-date spending, both domestically and internationally, is approximately $15 million. We currently estimate that our domestic and international expenditures in connection with these efforts will not exceed $45 million. To date, we have not deferred any significant projects, goals or objectives relating to our domestic and international operations as a result of implementing our Year 2000 readiness efforts.

     3. THE RISKS OF OUR YEAR 2000 READINESS CHALLENGES.

     Although our core business systems and network infrastructure and support systems components have tested successfully under Year 2000 date conditions in tests conducted in a laboratory setting, there is still some risk to our service and systems. Any failure by third parties which have a material relationship with us to achieve full Year 2000 readiness may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to our operations. In addition, where we cannot validate that technology provided by remaining vendors, suppliers, and other material third parties is Year 2000 ready, we have obtained assurances from these material third parties that their systems are or will be Year 2000 ready. If these material third parties fail to appropriately address their own Year 2000 readiness challenges, there could be a materially adverse effect on our financial condition and results of operations. These risks include, but are not limited to:

     -  inability of subscribers to make or receive phone calls;

     - inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and

     - inability of billing systems to accurately report and bill subscribers for phone usage.

     Other risks associated with our inability or that of material third parties to deploy Year 2000 ready solutions in a timely and successful manner may involve or result in conditions that could preclude us from:

     -  deploying an alternative technology that is Year 2000 ready;

     - implementing commercial launches in new markets or introducing new services in existing markets;

     -  pursuing additional business opportunities; and

     -  obtaining equity or debt financing.

     Significantly, we cannot independently assess the impact of Year 2000 readiness challenges, activities and programs involving operators of public switched telecommunications networks or other service providers, for example, electric utilities. We therefore must rely on public switched telecommunications networks and utility providers' estimates of their own Year 2000 readiness and the status of their related compliance activities and programs in our own Year 2000 readiness assessment process. Because our systems are interconnected with and dependent on public switched telecommunications networks and are dependent upon the systems of other service providers, any disruption of operations in the computer programs of such public switched telecommunications networks or service providers would likely have an impact on our systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on our operations.

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

     4.  OUR CONTINGENCY PLANS.

     While our integrated testing on our core business systems was successful in tests conducted in a laboratory setting, we have developed guidelines for addressing Year 2000 readiness business contingency plans for external and internal systems should it be determined that contingency plans are necessary. Our contingency planning process focuses on the major components of our core business system and network and has as its primary goal the minimization of customer impact events resulting from the Year 2000 transition. Final preparation of our contingency plans is underway, which establishes the framework and logistic strategy for executing our contingency plans, if required. These plans are designed to support our core business in the event of an unexpected Year 2000 related complication. These plans are being developed by representatives from all areas of our business, and are being coordinated and compiled by our Year 2000 Program Management Office group.

H. OUR FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

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

     - future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

     - other risks and uncertainties described from time to time in our reports filed with the Commission including our Annual Report on Form 10-K for the year ended December 31, 1998 and, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and, with specific reference to risk factors relating to international operations in Nextel International, Inc.'s reports filed with the Commission, including Nextel International's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We use mandatorily redeemable preferred stock, senior notes, and bank and vendor credit facilities to finance our operations. These on-balance sheet financial instruments expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet financial instruments and do not constitute speculative or leveraged positions independent of these exposures.

     Nextel International's revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior redeemable discount notes and bank and vendor credit facilities which are denominated in United States dollars. Accordingly, fluctuations in exchange rates relative to the United States dollar, primarily those related to the Brazilian real, Mexican peso and Argentinean peso, expose us to foreign currency exchange rate risk. In the near term, our foreign currency exchange rate exposure associated with the repayment of Nextel International's debt obligations is limited since the terms of the senior redeemable discount notes and bank and vendor credit facilities do not require significant principal payments until after 1999. Accordingly, as of September 30, 1999, Nextel International has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

     Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc., a publicly traded company that had a fair value of $151 million as of September 30, 1999. In accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is recorded at its market value in our financial statements. Negative fluctuations in Clearnet's stock price expose us to equity price risk. A 10% decline in the stock price would result in a $15 million decrease in the fair value of Nextel International's investment in Clearnet.

     The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of September 30, 1999 in United States dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, and bank and vendor credit facilities in effect at September 30, 1999 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption features. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of September 30, 1999. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on: (1) quoted market prices for mandatorily redeemable preferred stock and senior notes; (2) the carrying value for the bank and vendor credit facilities at September 30, 1999 as interest rates are reset periodically; and (3) estimates obtained from dealers to settle interest rate swap and collar agreements.

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

                                                                          YEAR OF MATURITY
                                                            ---------------------------------------------
                                                            1999   2000   2001   2002   2003   THEREAFTER    TOTAL    FAIR VALUE
                                                            ----   ----   ----   ----   ----   ----------   -------   ----------
                                                                                 (U.S. DOLLARS IN MILLIONS)
I.  INTEREST RATE SENSITIVITY
MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT:
  Fixed Rate..............................................   --     --      --     --   $36     $10,674     $10,710    $12,702
  Average Interest Rate...................................   --     --      --     --    12%         11%         11%
  Variable Rate...........................................   --    $31    $105   $149   229       1,626       2,140      2,140
  Average Interest Rate...................................   --     10%      9%     9%    9%          9%          9%
INTEREST RATE SWAPS:
  Variable to Fixed.......................................   --     --     200     --   100         570         870       (52)
  Average Pay Rate........................................   --     --       5%    --     6%          8%          7%
  Average Receive Rate....................................   --     --       5%    --     5%          5%          5%
  Variable to Variable....................................   --     50     100     --   400          --         550          2
  Average Pay Rate........................................   --      5%      5%    --     5%         --           5%
  Average Receive Rate....................................   --      5%      6%    --     5%         --           5%
INTEREST RATE COLLARS:
  Collars.................................................   --     --      --     --   200          --         200         --
  Average Cap.............................................   --     --      --     --     7%         --           7%
  Average Floor...........................................   --     --      --     --     4%         --           4%
II.  FOREIGN EXCHANGE RATE SENSITIVITY
LONG-TERM DEBT:
  Fixed Rate..............................................   --     --      --     --    --       1,681       1,681        919
  Average Interest Rate...................................   --     --      --     --    --          13%         13%
  Variable Rate...........................................   --     31      75     86   116          37         345        345
  Average Interest Rate...................................   --     10%     10%    10%   10%         10%         10%

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Nextel is involved in certain legal proceedings that are described in our 1998 Annual Report on Form 10-K. During the three months ended September 30, 1999, there were no material changes in the status of or developments regarding those legal proceedings other than as discussed below.

     On October 25, 1999, Nextel entered into an agreement pursuant to which the lawsuit titled Charles Dascal v. Morgan O'Brien, Becker, Gurman, Lukas, Meyers, O'Brien and McGowan, P.C. and Nextel Communications, Inc. was resolved. The terms of such settlement will not have a material effect on Nextel's financial condition, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES.

     (a)  Inapplicable.

     (b)  Inapplicable.

     (c) On July 28, 1999, the Digital Radio L.L.C. exercised in full its option to purchase 15 million shares of our Class A common stock for an aggregate purchase price of $278 million. The foregoing transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act in reliance upon representations of the relevant purchaser and its agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.
        On September 23, 1999, Nextel issued 2,039 shares of its Class A common stock as liquidated damages for failure to register timely 591,308 shares of the Zero Coupon Convertible Preferred Stock due 2013. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  List of Exhibits.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
4.1        Indenture, dated as of November 12, 1999, by and between
           Nextel Communications, Inc. and Harris Trust and Savings
           Bank, as Trustee, relating to Nextel's 9.375% Senior Serial
           Redeemable Notes due 2009.
4.2        Registration Rights Agreement, dated as of November 12,
           1999, by and between Nextel Communications, Inc. and
           Goldman, Sachs & Co., as representative of the several
           initial purchasers.
4.3        Amended and Restated Credit Agreement, dated as of November
           9, 1999, among Nextel Communications, Inc., Nextel Finance
           Company and the other Restricted Companies party thereto,
           the Lenders party thereto, Toronto Dominion (Texas) Inc., as
           Administrative Agent and The Chase Manhattan Bank, as
           Collateral Agent.
10.1       Master Site Lease Agreement between Nextel of New York, Inc.
           Nextel Communications of the Mid-Atlantic, Inc., Nextel
           South Corp., Nextel of Texas, Inc. Nextel West Corp., and
           Nextel of California, Inc. and Tower Asset Sub Inc. and
           Landlord Parties As Defined Therein (filed on April 29, 1999 as Exhibit 10.33 to the Registration Statement No. 333-67043
           on Form S-4 (the "SpectraSite Holdings S-4 Registration
           Statement") and incorporated herein by reference)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.2       Master Site Commitment Agreement between Nextel
           Communications, Inc., Nextel of New York, Inc., Nextel
           Communications of the Mid-Atlantic, Inc., Nextel South
           Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of
           California, Inc., Tower Parent Corp., SpectraSite Holdings,
           Inc. and Tower Asset Sub Inc. (filed on April 29, 1999 as
           Exhibit 10.34 to the SpectraSite Holdings S-4 Registration
           Statement and incorporated herein by reference)
10.3       Nextel Communications, Inc. Amended and Restated Incentive
           Equity Plan (as amended and restated as of July 14, 1999)
27*        Financial Data Schedule

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b)  Reports on Form 8-K.

        (i) Current Report on Form 8-K dated August 10, 1999 and filed on August 12, 1999 with the Commission reporting under Item 5 the announcement of Nextel's agreement with the United States Department of Justice and the Federal Communications Commission concerning matters relating to NextWave Personal Communications, Inc.

        (ii) Current Report on Form 8-K dated August 10, 1999 and filed on August 18, 1999 with the Commission reporting under Item 5 the terms of the term sheet and related agreements with the United States Department of Justice and the Federal Communications Commission related to the potential acquisition of spectrum from NextWave Personal Communications, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXTEL COMMUNICATIONS, INC.

Date: November 15, 1999
                                                         WILLIAM G. ARENDT
                                          By:
                                          --------------------------------------

                                                     William G. Arendt
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
4.1        Indenture, dated as of November 12, 1999, by and between
           Nextel Communications, Inc. and Harris Trust and Savings
           Bank, as Trustee, relating to Nextel's 9.375% Senior Serial
           Redeemable Notes due 2009.
4.2        Registration Rights Agreement, dated as of November 12,
           1999, by and between Nextel Communications, Inc. and
           Goldman, Sachs & Co., as representative of the several
           initial purchasers.
4.3        Amended and Restated Credit Agreement, dated as of November
           9, 1999, among Nextel Communications, Inc., Nextel Finance
           Company and the other Restricted Companies party thereto,
           the Lenders party thereto, Toronto Dominion (Texas) Inc., as
           Administrative Agent and The Chase Manhattan Bank, as
           Collateral Agent.
10.1       Master Site Lease Agreement between Nextel of New York, Inc.
           Nextel Communications of the Mid-Atlantic, Inc., Nextel
           South Corp., Nextel of Texas, Inc. Nextel West Corp., and
           Nextel of California, Inc. and Tower Asset Sub Inc. and
           Landlord Parties As Defined Therein (filed on April 29, 1999 as Exhibit 10.33 to the Registration Statement No. 333-67043
           on Form S-4 (the "SpectraSite Holdings S-4 Registration
           Statement") and incorporated herein by reference)
10.2       Master Site Commitment Agreement between Nextel
           Communications, Inc., Nextel of New York, Inc., Nextel
           Communications of the Mid-Atlantic, Inc., Nextel South
           Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of
           California, Inc., Tower Parent Corp., SpectraSite Holdings,
           Inc. and Tower Asset Sub Inc. (filed on April 29, 1999 as
           Exhibit 10.34 to the SpectraSite Holdings S-4 Registration
           Statement and incorporated herein by reference)
10.3       Nextel Communications, Inc. Amended and Restated Incentive
           Equity Plan (as amended and restated as of July 14, 1999)
27*        Financial Data Schedule

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.