Form 10-K
period 1999-12-31
NEXTEL COMMUNICATIONS INC
filed 2000-03-30
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19656

NEXTEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3939651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Edmund Halley Drive, Reston, VA	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 433-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      Based on the closing sales price on March 17, 2000, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $46,241,147,670.

      On March 17, 2000, the number of shares outstanding of the registrant’s Class A Common Stock and Class B Non-Voting Common Stock, $0.001 par value, was 357,213,460 and 17,830,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or about May 25, 2000 are incorporated in Part III, Items 10, 11, 12 and 13.

NEXTEL COMMUNICATIONS, INC.

PART I

Item 1.  Business

A.  Introduction

      Unless the context requires otherwise, references to “Nextel,” “us,” “our,” or “we” are intended to include Nextel Communications, Inc. and its consolidated subsidiaries. Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000.

B.  Overview

      We provide a wide array of digital wireless communications services throughout the United States. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as the integrated Digital Enhanced Network or iDEN® technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as “Nextel Direct Connect®” service;

•	paging; and

•	short-messaging service.

We refer to the handset device on which we deliver these services as a subscriber unit. As of December 31, 1999:

•	we provided service to about 4,515,700 digital subscriber units in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc., a joint venture in which we are a participant, was operational in areas in and around 94 of the top 100 metropolitan statistical areas in the United States.

      The number of our digital subscriber units in service has increased significantly in recent years, reflecting increased sales in existing markets as well as the commencement of our digital mobile network service in new markets. The following table summarizes the approximate number of our digital subscriber units in service at the dates indicated:

	December 31,

	1999	1998	1997

Digital subscriber units	4,515,700	2,789,900	1,270,700

      In 1999, we announced plans to provide our customers access to the Internet and new digital two-way mobile data services through our Nextel OnlineSM service offering. The first steps in this program were undertaken in 1999 as three new subscriber units developed and manufactured by Motorola, the “i1000plus™,” the “i500plus™” and the “i700plus™,” were introduced. We expect these new subscriber units to be the first in a product line that incorporates micro-browsers and enables wireless Internet services, by supplying web-based applications and content directly to our subscribers. We currently plan to commercially launch Nextel Online service for Internet capable subscriber units in the second quarter of 2000.

      In April 2000, we expect to launch our Nextel Worldwide SM service offering with the introduction of the i2000™ subscriber unit. The i2000, being manufactured by Motorola, is a dual mode subscriber unit that operates on both the iDEN technology used by Nextel and the Global System for Mobile Communications, referred to as GSM, digital wireless technology that has been established as the current digital cellular communications standard in Europe and elsewhere. The i2000 will allow seamless digital roaming in about 65 countries worldwide with the convenience of one phone, one number and one bill.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International, Inc. Nextel International, through its subsidiaries and affiliates, provides wireless communications services in and around various major metropolitan market areas in Latin America, Asia and Canada. Along with Nextel International, we provide our service in ten of the world’s 25 largest cities.

      As of December 31, 1999, Nextel International’s proportionate share of international digital subscriber units in service, based on its ownership interests in its subsidiaries and affiliates, was estimated to be about 403,500, which includes total international digital subscriber units on networks in operation in Argentina, Brazil, Canada, Japan, Mexico, Peru, the Philippines and Shanghai, People’s Republic of China. As of December 31, 1999, an estimated 1,245,600 total international digital subscriber units were in service on the commercial networks then being operated by Nextel International’s subsidiaries and affiliates.

      Our consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates and periods indicated in those statements. For selected financial information concerning our domestic operations, the operations of Nextel International and our operations on a consolidated basis, see Note 16 to the consolidated financial statements. Additional, more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the related rules. Except as noted above and as otherwise indicated, the description of our business in this document refers to our United States operations.

C.  1999 New Products, Customer Service Improvements and Network Enhancement

      In 1999, we set as our primary goals to (1) develop new and differentiated products and services, (2) improve the customer experience and (3) expand and improve the coverage of our digital mobile network with the objectives of:

•	leveraging our new and differentiated products and services to achieve increased penetration in our targeted business customer base in markets where our digital mobile network was operating or was planned to be operating in early 1999;

•	providing more rapid and consistent service to our growing customer base across a number of important areas of contact, thereby fostering enhanced customer satisfaction and addressing some of the controllable causes of customer turnover; and

•	improving the quality and performance of our digital mobile network by providing:

•	more comprehensive coverage within our markets;

•	greater penetration in targeted business districts; and

•	significant increases in system capacity while maintaining acceptable system performance metrics,

enabling us to meet the growing system usage and communication needs of our customers on a cost-effective basis.

      In 1999, we announced our Nextel Online service offering. Nextel Online (1) will offer our customers access to the Internet through their subscriber units (currently expected to launch commercially in the second quarter of 2000), (2) will enable customers to use new digital two-way mobile data services through their subscriber units and (3) through nextel.com, will provide customers with access to information about our products and services, permit account inquiries and encourage subscriber unit and accessory sales by us to our customers directly over the Internet. Nextel Online will allow customers access to time-critical information in an increasingly mobile world. Nextel Online also is being developed to support popular wireless software applications, including a co-branded version of Microsoft’s MSN™ portal site, which will include access to e-mail, address book contacts and other Internet-based content; IBM Mobile Connect, a large account application that enables hand-held devices to transfer information directly to corporate systems without the need to synchronize via a personal computer; and PC-based dispatching to truck fleets, field service technicians and others. We continually work with third party vendors who develop applications for our vertical markets such as construction, financial, hospitality and transportation to offer customers additional services. We expect nextel.com to provide heightened product promotion and customer service, while simultaneously reducing sales and customer care costs.

      In preparation for the commercial launch of Nextel Online, we took steps to assure that many of our existing customers already would have subscriber units capable of accessing these services. We introduced three new Internet-ready subscriber units in 1999: the i1000plus, the i500plus, and the i700plus. Our new “plus” series subscriber units incorporate micro-browsers and enable wireless Internet services and other business applications. At the close of 1999, more than 1 million subscribers had Internet ready subscriber units, representing nearly 25 percent of the total domestic subscriber units. The new i1000plus, introduced in May 1999, combines all the features of the i1000™ subscriber unit — see-through flip cover, caller ID, and speakerphone — with web capability for access to Nextel Online services. The i500plus, introduced in August 1999, provides customers a less expensive alternative with enhanced voice features available on higher-end subscriber units. The i700plus, designed to be more rugged than our other subscriber units, was introduced in the Atlanta, Georgia, and Birmingham, Alabama, markets in late 1999, and became available nationally in January 2000.

      As part of our commitment to improving the customer experience, we opened a new customer care center in Hampton Roads, Virginia in 1999, for a total of four centers nationwide, which has helped us handle the core needs of our growing customer base. Additionally, in 1999 we expanded and improved the process of centralized activations of subscriber units purchased through our indirect dealers, thereby significantly reducing the time between a customer’s purchase of the subscriber unit and its activation for use, which both reduced fulfillment costs and resulted in increased revenue generating usage. Another of our newly developed customer care programs, Nextel Door-to-Door Express, which began as a pilot program in the summer of 1999, offers to repair or replace the subscriber units of customers in good standing, free of charge, with the convenience of an overnight pickup and a 48-hour turnaround back to the customer’s location. This program is designed to increase customer satisfaction with our repair and replacement processes, as well as to minimize the time that the customer is deprived of a functioning, revenue generating subscriber unit.

      The growth in our digital mobile network coverage and capacity, and the related significant increases in the number of our digital subscriber units in service and in system minutes of use, which began in 1997, continued and accelerated through 1998 and 1999. This growth contributed significantly to our achievement of positive operating income for our domestic operations during the fourth quarter of 1999. In particular, for the year ended December 31, 1999, we:

•	increased our digital subscriber units in service from 2,789,900 to 4,515,700;

•	increased our monthly total system minutes of use by about 94%, from about 9.3 billion during 1998 to about 18.0 billion during 1999;

•	added almost 2,700 new cell sites, a 44% increase over the prior year, for a total of about 8,800 digital cell sites in operation on the digital mobile network at year end; and

•	increased our switching capacity by 53%, adding 16 switches to our digital mobile network during 1999, for a total of 46 switches in service at December 31, 1999.

To further expand our network, we also completed a transaction with SpectraSite Holdings, Inc. to purchase 2,000 of our towers and build up to 1,700 new towers, and established Nextel Partners as our exclusive provider of Nextel branded digital wireless communications services in targeted mid-sized and smaller-sized markets throughout the United States.

D.  Business Strategy

      For 2000, our principal business objectives are to:

•	continue to offer high-capacity, high quality, advanced communications services on our digital mobile network to our customers in our metropolitan markets throughout the United States and provide more comprehensive coverage within these markets while expanding our coverage in ancillary markets and heavily traveled corridors between our markets;

•	augment our digital mobile network by effectively implementing our Nextel Online service offering, providing customers with Internet access and business to business data applications;

•	enhance our digital mobile network to assure the quality and performance of new service offerings and to strengthen our competitive position; and

•	further progress toward becoming a major participant in the global wireless communications business.

      Our strategic efforts will continue to include the accelerated deployment of our digital mobile network and the aggressive marketing of digital wireless services.

      We believe that the following elements of our business strategy and characteristics of our business distinguish our wireless service offerings from those of our competitors in the wireless communications marketplace:

      1.  We Provide a Differentiated, Integrated Package of Wireless Services, Including Our Unique Nextel Direct Connect Feature. Our digital mobile network service provides a bundled product offering accessible through a single subscriber unit, currently consisting of:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as Nextel Direct Connect service;

•	paging; and

•	short-messaging services.

      We believe that, for customers who already subscribe to or who would benefit by access to multiple wireless services, the convenience of combining multiple wireless communications options in a single subscriber unit and of consolidating all wireless service charges into a single package price and billing statement are important features that distinguish us from many of our competitors.

      Our market research indicates that a sizeable portion of business users’ communications involves contacting others within the same organization. We believe that our Nextel Direct Connect service is especially well suited to address these intracompany wireless communications needs. The Nextel Direct Connect service, which gives customers the ability to instantly set up a conference on either a private (i.e., one-to-one) or group (i.e., one-to-many) basis, is a service that is not included in any integrated service package currently available from competing cellular and personal communications services, referred to as PCS, operators. To further expand the flexibility and convenience offered by our Nextel Direct Connect service to users outside a single organization but within a single industry or interest group in a particular dispatch service area, we pioneered the Nextel Business NetworkSM concept. Nextel Business Networks extend Nextel Direct Connect service beyond a company’s employees to suppliers or other parties involved in the same industry. About 1.5 million domestic digital subscriber units in service as of December 31,

1999, representing about one-third of our total domestic digital subscriber units then in service, were participating in the Nextel Business Networks program in markets throughout the United States.

      We expect to further differentiate our unique package of services with the anticipated addition of wireless Internet connectivity and new digital two-way mobile data services. Our new “plus” series subscriber units each incorporate micro-browsers and enable wireless Internet access and other business applications directly from the subscriber unit. We currently expect to commercially launch Nextel Online service for Internet capable subscriber units in the second quarter of 2000.

      In April 2000, we expect to launch our Nextel Worldwide service offering with the introduction of the i2000 subscriber unit. The i2000, being manufactured by Motorola, is a dual mode subscriber unit that operates on both the iDEN technology used by Nextel and the GSM digital wireless technology that has been established as the current digital cellular communications standard in Europe and elsewhere. The i2000 will allow seamless digital roaming in about 65 countries worldwide with the convenience of one phone, one number and one bill. International roaming charges will be billed to our customer’s Nextel bill, and customers will be supported while roaming by Nextel Customer Care which will be available 24 hours a day, 7 days a week, 365 days per year. To further our international reach, Nextel International has developed and is implementing marketing plans tailored to each country in which it does business. Nextel International is also continuing to expand its network coverage and capacity, which resulted in a 174% increase in digital subscriber units in service for its consolidated entities for 1999 over 1998.

      2.  We Focus on the Business Customer. Our corporate marketing strategy focuses on targeting business users that we believe will be likely to perceive and appreciate the potential for our wireless communication service capabilities to increase efficiencies and reduce costs in those users’ business activities. We originally concentrated our sales efforts on a number of distinct occupational groupings of mobile workers, but we have been broadening our primary targeted customer population to include a much wider group of business users, in particular focusing on white collar and professional occupations with the introduction of the compact, feature-rich i1000 and i1000plus subscriber units.

      3.  We Offer Innovative Pricing Features. We offer pricing that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability on their wireless telecommunications billing by combining unlimited Direct Connect minutes with the following price features:

•	a flat rate plan marketed as the Nextel National Business Plan SM, which offers a predetermined mix of cellular and long distance minutes for one flat rate;

•	one airtime rate, regardless of the time of day a call is made;

•	no roaming charges assessed for mobile telephone services provided to our customers traveling anywhere on our digital mobile network or the compatible digital mobile network of Nextel Partners outside the customer’s home market in the United States, and in some parts of Canada (through our roaming agreement with Clearnet Communications, Inc., which operates a digital network employing the iDEN technology in and around certain major metropolitan markets, including Toronto, Montreal and Vancouver);

•	billing based on the actual number of seconds of airtime used after the first minute, in contrast to the common cellular industry practice of rounding all calls up to the next minute; and

•	special pricing plans that allow some customers to aggregate the total number of account minutes for all subscriber units and reallocate the aggregate minutes among those subscriber units.

      4.  Our Marketing Program and Distribution Channels. Our marketing program and related advertising campaigns are designed to:

•	enhance brand name awareness;

•	stimulate additional interest in and demand for our services by stressing their versatility, value, simplicity and quality; and

•	expand our use of lower cost distribution channels, such as sales of our subscriber units through nextel.com.

      We use both direct and indirect sales forces as part of our strategy to increase the number of subscriber units placed in service on our digital mobile network. We expect to expand and enhance both direct and indirect distribution channels as we further penetrate existing markets, expand our geographic reach in those markets and expand our coverage in ancillary markets and heavily traveled corridors between markets. To further our international reach, Nextel International has developed and is implementing marketing plans tailored to each country in which it does business.

      5.  We have Strategic Relationships with Craig O. McCaw, Motorola and Microsoft. Through December 31, 1999, Craig O. McCaw and members of the McCaw family have invested more than $965 million in our stock through purchases of our equity securities from Nextel and Motorola. As of December 31, 1999, Mr. McCaw and his affiliates beneficially owned about 14% of our common equity, giving effect to the conversion of the preferred stock and the exercise of all presently exercisable options issued by us to, and held by, Digital Radio, L.L.C. or other controlled affiliates of Mr. McCaw. We also benefit from Mr. McCaw’s more than 25 years experience in the wireless communications business. Mr. McCaw currently serves as a member of our board of directors and also as Chairman of the operations committee of our board of directors, which is responsible for formulating key aspects of our business strategy. See “— J. Agreements with Significant Stockholders — 1.  McCaw Interests.”

      We have a number of important strategic and commercial relationships with Motorola. Motorola provides the iDEN infrastructure and subscriber unit equipment used throughout our domestic markets and in most of the international markets served by Nextel International’s subsidiaries and affiliates. We also work closely with Motorola to improve existing products and develop new technologies such as the iDEN technology that we use in our digital mobile network. As of December 31, 1999, Motorola was the beneficial owner of about 15% of our common equity, giving effect to the conversion of shares of our class B nonvoting common stock. See “— J. Agreements with Significant Stockholders — 2.  Motorola.”

      On May 27, 1999, Microsoft Corporation purchased about 17 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $36.00. In connection with this transaction, we entered into agreements under which Microsoft is to provide certain Internet portal services and related assistance in connection with our Nextel Online service offering. As of December 31, 1999, Microsoft was the beneficial owner of almost 5% of our common equity.

E.  Fiscal Year 1999 Domestic Transactions and Developments

      1.  Debt Extinguishment. During the fourth quarter of 1999, we utilized a portion of the proceeds from our 9.375% senior notes due 2009 to repurchase and redeem prior to final maturity $546 million of our outstanding notes issued prior to 1997. On December 30, 1999, we redeemed our outstanding 10.25% senior notes, 12.25% senior notes and 11.5% senior notes. In December 1999, we issued notices to redeem prior to final maturity all of our remaining outstanding senior notes issued prior to 1997. We completed these redemption transactions on January 15, 2000 for our 10.125% senior notes and February 15, 2000 for our 9.75% senior notes.

      2.  9.375% Senior Notes. In November 1999, we completed the issuance and sale in a private placement of $2.0 billion in principal amount of our 9.375% senior notes due 2009. These notes were subsequently exchanged for a series of notes with identical terms registered with the Securities and Exchange Commission in February 2000. The sale of these notes generated about $1.96 billion in net cash proceeds. Cash interest on these notes will be payable on May 15 and November 15 of each year commencing May 15, 2000. These notes are redeemable at our option at any time on or after November 15, 2004, at specified redemption prices plus accrued interest. Up to 35% of the original principal amount of these notes may be redeemed (using the proceeds of qualifying sales of our capital stock) on or prior to November 15, 2002, at our option under specified circumstances, at 109.375% of their principal amount plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      3.  New Bank Financing. Nextel, Nextel Finance Company, one of our wholly owned subsidiaries, and some of our other subsidiaries entered into definitive agreements effective November 12, 1999, with respect to an amended and restated secured bank credit facility that provided for up to $5.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $3.5 billion of term loans. The maturity date of the $1.5 billion revolving loan and $1.7 billion portion of the term loans is December 31, 2007. The remaining $1.8 billion of term loans mature in equal $900 million portions on June 30, 2008, and December 31, 2008. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Borrowings under this bank credit facility bear interest payable quarterly, at variable rates calculated based on either the U.S. prime rate or the London Interbank Offered Rate, referred to as LIBOR. At December 31, 1999, we had borrowed an aggregate of about $2.7 billion of the $5.0 billion in committed available financing under this bank credit facility. See “— G. Post Fiscal Year 1999 Transactions and Developments — 1. Incremental Bank Financing.”

      4.  Equity Offering. On November 5, 1999, we completed the public offering and sale of 33,781,785 shares of our class A common stock at a price of $83.8125 per share. All of the shares sold were offered by us and we received net proceeds of about $2.8 billion from this offering.

      5.  Board of Directors Developments. On October 15, 1999, Mr. Keisuke Nakasaki resigned from his position on our board of directors, reducing the board’s size to nine. Mr. Nakasaki had occupied his position on the board of directors as result of rights granted to an affiliate of Nippon Telegraph and Telephone Corp. in connection with and linked to that affiliate’s equity investment in Nextel. As a result of its reduced equity ownership, this affiliate no longer possesses these rights. Subsequently, on November 24, 1999, we announced the appointment of Janet Hill, Vice President of Alexander & Associates, Inc., a corporate consulting firm in Washington, D.C., to our board of directors, increasing the board’s size to ten.

      6.  Option Exercise by Digital Radio. On July 28, 1999, Digital Radio, L.L.C., an entity controlled by Mr. McCaw, exercised in full its option to purchase 15 million shares of our class A common stock for an aggregate cash purchase price of $278 million. See “— J. Agreements with Significant Stockholders — 1. McCaw Interests.”

      7.  Management Changes. On July 15, 1999, Daniel F. Akerson stepped down from his position as our Chief Executive Officer and Timothy M. Donahue, formerly our President and Chief Operating Officer, became our President and Chief Executive Officer. Mr. Akerson continues to serve as Chairman of our board of directors and also as a member of the operations committee of the board of directors. On September 22, 1999, Mr. Akerson became Chairman of the board of directors and Chief Executive Officer of NEXTLINK Communications, Inc., a publicly held competitive local exchange carrier controlled by Mr. McCaw.

      8.  4.75% Convertible Senior Notes. In June 1999, we completed the issuance and sale in a private placement of $600 million in principal amount of our 4.75% convertible senior notes due 2007, generating about $588 million of net cash proceeds. These notes, and the class A common stock underlying these securities, were subsequently registered with the Securities and Exchange Commission pursuant to an effective registration statement in December 1999. Cash interest is payable on these notes semi-annually on January 1 and July 1 of each year commencing on January 1, 2000. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $47.308 per share, subject to adjustment. These notes are redeemable at our option at any time on or after July 6, 2002 at specified redemption prices plus accrued interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.  Agreement with U.S. Department of Justice. On June 14, 1999, we reached an agreement with the U.S. Department of Justice regarding settlement of our challenges to the consent decree entered in 1995 by the United States District Court for the District of Columbia in the case, United States of America v. Motorola, Inc. and Nextel Communications, Inc. The consent decree prohibited us from owning or managing more than a limited amount of 900 MHz frequencies in thirteen of the largest markets in the United States. Under the terms of the modified final judgment relating to the settlement entered by the District Court for the District of Columbia in late 1999, we will, subject to specified limitations, be permitted to acquire ownership of or rights to use 108 of the 200 available channels in the 900 MHz frequency range allocated for specialized mobile radio and other uses, in most of the thirteen markets that were subject to restrictions in the consent decree. In some of those major markets located near national boundaries, where only 100 channels are available in the 900 MHz frequency range, we will be permitted to acquire up to 54 of those channels. Additionally, the consent decree and any related restrictions on our utilization of additional 900 MHz channels in those markets will terminate on October 30, 2000. As a component of the overall settlement, we were not permitted to complete our agreement to acquire the 900 MHz channels in the consent decree markets held by Geotek Communications, Inc. However, the Department of Justice withdrew its objections to our acquisition of Geotek’s 900 MHz channel holdings outside the thirteen markets subject to the restrictions of the consent decree, which we completed in February 2000.

      10.  NEXTBAND Transaction. On June 3, 1999, we sold our 50% interest in NEXTBAND Communications, L.L.C. to NEXTLINK Communications for about $138 million in cash and recognized a gain of about $70 million, which is included in other income (expense) in our statement of operations.

      11.  Microsoft Transaction. On May 27, 1999, Microsoft Corporation purchased about 17 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $36.00. The agreements related to the transaction establish certain transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we entered into agreements under which Microsoft is to provide certain Internet portal services and related assistance in connection with our Nextel Online service offering.

      12.  Towers Transaction. On April 20, 1999, we and some of our subsidiaries and SpectraSite Holdings and some of its subsidiaries consummated agreements under which we transferred specified telecommunications towers and related assets to SpectraSite, which we then leased back. In the transaction, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet at that time, and received about an 18% ownership interest in SpectraSite, which has since been reduced to about 11% as of February 29, 2000 as a result of the issuance of additional shares by SpectraSite, including in connection with their initial public offering. In connection with the transaction, we entered into an agreement for SpectraSite to construct additional towers in the United States to support expansion of our digital mobile network and the compatible digital mobile network of Nextel Partners. During the second half of 1999, we received about an additional $27 million for the transfer of additional towers which we then leased back.

      13.  Nextel Partners Transactions. On January 29, 1999, we entered into agreements with Nextel Partners and certain other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. McCaw, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital mobile network utilizing the technology developed by Motorola employed in our digital mobile network. In connection with this transaction, we sold assets, and transferred certain Federal Communications Commission licenses, to Nextel Partners. In exchange, at the date of transfer Nextel Partners issued to us equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131 million and paid us about $132 million in cash related to the assets sold and the reimbursement of costs and net operating expenses. On September 9, 1999, pursuant to the agreements, Nextel Partners exercised its option to acquire specified additional territories and assets from us and related Federal Communications Commission licenses (which we are in the process of transferring), and we received an aggregate consideration of about $19 million consisting of approximately

$10 million in cash and $9 million in equity. Also on September 9, 1999, we made an additional $13 million cash equity investment in Nextel Partners to avoid dilution of our 29% voting interest.

      The agreements with Nextel Partners establish circumstances in which Nextel Partners will have the option to acquire specified additional territories and related Federal Communications Commission licenses from us. In addition, these agreements also establish circumstances in which we will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices.

F.  Fiscal Year 1999 International Transactions and Developments

      1.  Issuances of Preferred Stock. In a series of transactions during 1999, Nextel International received $200 million in proceeds from the issuance of 2,000 shares of its series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel.

      2.  Nextel International Motorola Incremental Facility. On December 16, 1999, Motorola Credit Corporation entered into a secured loan agreement under which Motorola Credit agreed to provide up to about $57 million in an incremental term loan to Nextel International for working capital purposes. The loan, fully drawn in January 2000, will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Borrowings under this facility are secured by a pledge of all the shares of stock of Clearnet Communications held by Nextel International.

      3.  Brazilian Motorola Financing. In 1999, Nextel International’s Brazilian subsidiary notified Motorola Credit of its noncompliance with some of the financial covenants under its $125 million equipment financing agreement. Motorola Credit agreed to waive compliance with the financial covenants. In March 2000, Motorola Credit and this subsidiary entered into an amendment to the equipment financing agreement. As of December 31, 1999, $104 million was outstanding under this facility and this subsidiary is in compliance with all financial covenants contained in the facility, as amended.

      4.  Argentina Bank Credit Facility. In 1999, Nextel International’s Argentine subsidiary, Nextel Argentina, S.R.L., notified the administrative agent under its $100 million bank credit facility of its anticipated noncompliance with some of the financial covenants under the facility. Nextel Argentina received waivers from the lenders under this facility and in December entered into an amended facility to modify several of the financial covenants. As of December 31, 1999, $100 million was outstanding under this facility and this subsidiary is in compliance with all financial covenants contained in the facility, as amended.

      In May 1999, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental term loans under the bank credit facility described above for the purchase from Motorola of qualifying digital mobile network equipment and related services. As of December 31, 1999, $8 million of these incremental term loans had been borrowed under this facility.

      5.  Nextel International Financing. On February 4, 1999, Nextel International and Motorola Credit entered into definitive agreements providing for $225 million in secured financing. The loans under this facility are scheduled to be repaid in eight equal semi-annual installments beginning June 30, 2001, will mature December 31, 2004 and bear interest at variable rates based on either the U.S. prime rate or LIBOR. The facility is secured by, among other things, a pledge of the shares of stock of some of Nextel International’s direct and indirect subsidiaries and affiliates. The availability of borrowings under this facility is subject to the satisfaction or waiver of applicable borrowing conditions. In the fourth quarter of 1999, Nextel International notified Motorola Credit of its anticipated noncompliance with some of the financial covenants under this financing agreement. In December 1999, Motorola Credit agreed to waive compliance with the financial covenants. In March 2000, Motorola Credit and Nextel International entered into an amended and restated agreement. As of December 31, 1999, $139 million was outstanding under this facility and Nextel International is in compliance with all financial covenants contained in the facility, as amended.

      6.  Management Changes. On March 24, 2000, Steven M. Shindler was appointed Interim Chief Executive Officer of Nextel International. Mr. Shindler has been a director on Nextel International’s board of directors since May 1997. Mr. Shindler is also Executive Vice President and Chief Financial Officer of Nextel. Mr. Shindler succeeded Steven P. Dussek, who had served as Chief Executive Officer since September 1, 1999. Mr. Dussek had been promoted from his position as President and Chief Operating Officer, replacing Keith Grinstein, who assumed the position of Vice Chairman. In September 1999, Lo van Gemert was named as President and Chief Operating Officer of Nextel International. On January 29, 1999, Byron R. Siliezar was named as its Vice President and Chief Financial Officer and Barry West was named Vice President and Chief Technology Officer of Nextel International. Mr. van Gemert is also a Senior Vice President of Nextel and Mr. West is also Nextel’s Senior Vice President and Chief Technology Officer.

      7.  Brazil Currency Devaluation. During 1999, there were significant fluctuations in the value of the Brazilian currency, the real, relative to the U.S. dollar due primarily to the devaluation of the real beginning in January 1999. As a result of the devaluation of the real, we recorded a negative cumulative translation adjustment of about $127 million as other comprehensive income (loss) in our consolidated statements of stockholders’ equity during 1999. We also recognized foreign currency transaction losses of $57 million principally related to these same factors in our statement of operations during 1999.

      For additional information concerning transactions and developments relating to Nextel International during 1999, including those summarized above, see Nextel International’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

G.  Post Fiscal Year 1999 Transactions and Developments

      1.  Incremental Bank Financing. On March 15, 2000, we, some of our subsidiaries and some of our lenders established the $1.0 billion incremental senior secured term loan under our existing bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan on March 15, 2000. The maturity date of this loan is March 31, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest payable quarterly, at variable rates calculated based on either the U.S. prime rate or LIBOR.

      2.  Announcement of Stock Split. On February 22, 2000, we announced a 2-for-1 common stock split to be effective upon stockholder approval of a proposed increase in our authorized equity capitalization at the annual stockholders meeting scheduled for May 25, 2000. Assuming receipt of required stockholder approval, we expect the new shares of common stock will be distributed on June 6, 2000 to stockholders of record as of May 26, 2000.

      3.  Initial Public Offerings of SpectraSite and of Nextel Partners. On February 4, 2000, SpectraSite consummated the initial public offering of its common stock. On February 25, 2000, Nextel Partners consummated the initial public offering of its common stock. After giving effect to these transactions (including the conversion of some shares of nonvoting stock we held into additional shares of voting common stock of Nextel Partners), we, through our subsidiaries, beneficially own about 11% of SpectraSite and about 33% of Nextel Partners.

      4.  5.25% Convertible Senior Notes. In February 2000, we completed the issuance and sale in a private placement of an aggregate of $1.15 billion in principal amount of our 5.25% convertible senior notes due 2010, generating about $1.13 billion of net cash proceeds. Cash interest is payable on these notes semi-annually on January 15 and July 15 of each year commencing July 15, 2000. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. These notes are redeemable at our option at any time on or after January 18, 2003 at specified redemption prices plus accrued interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. In the event that these notes are not registered with the Securities and Exchange Commission prior to August 31, 2000, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

      5.  Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile. Nextel International recently has agreed in principle with Motorola International Development Corporation to purchase, for about $72.6 million in cash all of their shares in the following companies:

      •  Nextel del Peru, S.A.,

      •  Nextel S.A. (Brazil); and

•	three analog SMR companies wholly owned by Motorola International Development Corporation and operating in Chile.

      If these transactions are completed, Nextel International would acquire 190 SMR channels in Chile and increase its equity ownership interest in Nextel Peru from 64% to 95% and in Nextel’s Brazilian operating subsidiary from 88% to 92%. Consummation of these transactions is subject to execution of definitive agreements and satisfaction or waiver of various conditions.

H.  Wireless Industry Overview

      1.  Development of the Wireless Communications Industry. Today’s wireless communications industry began in 1970 when the Federal Communications Commission, known as the FCC, reallocated 115 MHz of radio spectrum in the 800/900 MHz bands from the federal government and UHF television to land mobile service use to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. The FCC has allocated 50 MHz for cellular service, which were allocated in equal blocks to two cellular operators in each metropolitan statistical area or rural statistical area, and 46 MHz for private radio services, including specialized mobile radio, otherwise known as SMR. The remaining 19 MHz are divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with about 76 million wireless phone units (consisting of analog cellular, digital cellular and PCS units) in service at June 30, 1999. The first SMR systems became operational in 1974, and SMR units in service had grown to about 6 million by December 31, 1999 (consisting of both analog and digital SMR units). The number of other private radio users is estimated to be about 16 million as of December 31, 1999.

      2.  SMR and Cellular/ PCS Telephony. The cellular telephone industry was created by the FCC as a regulated duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given metropolitan statistical area or rural statistical area. Subsequently, the FCC allocated 120 MHz of spectrum in the 1.8-2.2 GHz band for the provision of PCS, which include mobile wireless communications services similar to those provided over our digital mobile network. The FCC has awarded three 30 MHz and three 10 MHz PCS licenses for this PCS spectrum through a competitive bidding process. Since August 10, 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators, although a more limited amount of spectrum is assigned to a single SMR licensee as compared to cellular and PCS licensees. See “— K. Regulation” for additional information. Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including the bundled products already offered by us, as well as wireless Internet connectivity and digital two-way mobile data services.

I.  Our Digital Mobile Network

      1.  Digital Mobile Network Services. We are designing and constructing our digital mobile network to support the full complement of digital wireless services described above. See “— B. Overview.” Additionally, we are scheduled to offer our customers wireless access to the Internet and new digital two-way mobile data services in the second quarter of 2000.

      Our digital mobile network provides customers desiring mobile telephone service with access to features competitive with those offered by other current wireless communications services, such as the “hand-off” of calls from one site to another and “in-building” signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way radio dispatch functions, our digital mobile network has been designed to include a signaling or paging capability, which also has been built into each subscriber unit, to enable a customer to receive alphanumeric short-text messages. In the fourth quarter of 1999, we delivered an average of more than 2.5 million text messages per month. Our digital mobile network offers customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding, three way calling and two lines. Working together with Motorola and others, we have adapted our iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services.

      Nextel International, through its subsidiaries and affiliates, is constructing and operating digital networks employing iDEN technology on 800 MHz spectrum holdings in major metropolitan market areas located in Argentina, Brazil, Mexico, Peru and the Philippines and on 1.5 GHz spectrum holdings in major Japanese market areas, including Tokyo. We have entered into interoperability agreements with Clearnet Communications and with Communiçaciones Nextel del Mexico S.A. de C.V., a subsidiary of Nextel International, to provide, among other things, for coordination of customer identification and validation necessary to facilitate cross-border roaming service in North America.

      We have roaming agreements currently in effect with Nextel Partners (covering all of the United States market areas in which Nextel Partners currently (or will in the future) provide iDEN-based digital mobile services) and Clearnet Communications (in Canadian market areas where Clearnet Communications offers iDEN-based digital mobile services). In April 2000, we plan to launch our Nextel Worldwide service offering with the introduction of Motorola’s i2000 subscriber unit. The i2000 is a dual mode subscriber unit that operates on both the iDEN technology used by Nextel and the GSM 900 standard and will allow seamless digital roaming in over 65 countries worldwide with the convenience of one phone, one number and one bill.

      2.  Digital Mobile Network Technology. Our digital mobile network, as currently deployed, combines the advanced iDEN technology developed and designed by Motorola, with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain PCS operators in the United States. The design of our existing and proposed digital mobile network currently is premised on dividing a service area into multiple sites having a typical coverage area of from less than one mile to up to thirty miles in radius (depending on the terrain and the power setting). Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a subscriber unit and connects cellular calls to the public switched telephone network. In the case of two-way dispatch, a dispatch application processor provides a call setup and identifies the target radio and connects the subscriber initiating the call to the other subscriber (in the case of a private call) or to a number of other subscribers (in the case of a group call) to whom the call is directed in the requested service areas. Northern Telecom, Inc. has supplied the mobile telephone switches for our digital mobile network. At December 31, 1999, we had 46 operational switches and about 8,800 cell sites constructed and in operation in our digital mobile network.

      Currently, there are three principal digital technology formats that are deployed by providers of cellular telephone service or by certain PCS providers or licensees in the United States. One such format is Time Division Multiple Access, referred to as TDMA, digital transmission technology, a version of which, known as “three-time slot TDMA,” has been and is expected to be deployed by certain cellular operators. The second principal format, known as Code Division Multiple Access, referred to as CDMA, digital transmission technology, has been and is expected to be deployed by certain other cellular and PCS operators. The third principal format, known as GSM-PCS, is an updated, up-banded, PCS-adapted version of the TDMA-based GSM digital technology format that has become the standard for digital cellular technology in Europe. GSM-PCS has been deployed and is expected to be deployed by certain domestic PCS operators.

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies, and thus share certain basic characteristics and areas of contrast to analog transmission technology, these transmission technologies are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the TDMA technology format, it differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States, which differences may have important consequences.

      The implementation of digital mobile network design and technology significantly increases the capacity of our existing SMR channels. This increase in capacity is accomplished in two ways.

•	First, each channel is capable of carrying (1) up to six voice and/or control paths by employing six-time slot TDMA digital technology or (2) up to three voice and control paths by employing the three-time slot TDMA digital technology. Each voice is converted into a stream of data bits that are compressed before being transmitted, allowing each of the time-slotted voice and control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the subscriber unit decodes the voice signal. Using the iDEN technology, we achieve about six times improvement in channel utilization capacity for channels used for two-way dispatch service and about three times improvement in channel utilization capacity for channels used for mobile telephone service.

•	Second, a system design is employed that reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry.

      The use of six-time slot TDMA technology for two-way dispatch service and three-time slot TDMA technology for mobile telephone service, in combination with reuse of our licensed frequencies in a cellular-type system design, permits us to utilize our current holdings of SMR spectrum more efficiently.

      3.  Technology Commitments. Pursuant to our equipment purchase agreements with Motorola first entered into in 1991, as subsequently amended, Motorola provides the iDEN infrastructure and subscriber unit equipment throughout our markets. In 1999, we and Motorola further memorialized our infrastructure and subscriber unit purchase arrangements by entering into several supply agreements. These agreements set forth the prices we must pay to purchase and license this equipment as well as a structure to develop new features and make long-term improvements to our network. Motorola is recognized as the overall integrator of our digital mobile network elements and has committed to make some components of our network available to us. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our digital mobile network and subscriber unit equipment for the next several years. See “— M.  Risk Factors — 5. We Rely on Motorola for Substantially All of Our Equipment and Technology, and Any Failure of Motorola To Perform Would Adversely Affect Our Operating Results.” In addition, under some circumstances, we have agreed to purchase 50% of our infrastructure equipment from Motorola.

      We continuously review alternate technologies as they are developed. To date, however, it has not been regarded as necessary or as a commercially feasible strategy to adapt currently available alternative technologies to operate on our present spectrum position. Having been the high bidder on 475 economic area licenses in the 800 MHz SMR auction held in 1997, we have the opportunity to operate on up to an average of 10 MHz of contiguous spectrum in nearly every major market in the United States. By relocating incumbent operators out of this spectrum, we have access to contiguous channel blocks, similar to our cellular and PCS competitors. We continue to pursue regulatory initiatives that would provide SMR operators, including us, with additional rights to use contiguous blocks of spectrum. See “— K. Regulation.” The availability of a significant block of contiguous spectrum would permit the introduction of a broader range of technology options not available on non-contiguous spectrum blocks.

However, our consideration of alternative technologies, independent of technological feasibility, would likely be materially affected by our contractual obligations to Motorola regarding domestic deployment and utilization of iDEN technology as well as the additional capital requirement associated with the deployment of an alternative technology. See “— M. Risk Factors — 6. Agreements With Motorola Reduce Our Operational Flexibility and May Adversely Affect Our Growth or Operating Results.” We also continue to pursue acquisition of additional 800 MHz and 900 MHz SMR channels from third parties.

      4.  System Construction. The first step required to achieve the build-out of the digital mobile network in a market is the completion of the radio design plan, which typically takes about four months. This stage involves the selection of specific areas in the market for the placement of base station sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of:

•	their proximity to targeted customers;

•	the ability to acquire and build the site; and

•	frequency propagation characteristics.

      Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for a system’s initial construction in a market, depending on the number of sites, typically takes from two to eighteen months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally takes an additional six weeks prior to commencing system operation. Following commencement of system operations in a selected market, we expect to continually add new sites to this system in order to improve coverage and capacity. See “— M. Risk Factors — 16. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.” In an effort to improve our digital mobile network and expedite network deployment in existing markets, in new markets and in heavily traveled corridors between markets, we completed a transaction in 1999 for SpectraSite to purchase 2000 of our towers and build up to 1,700 new towers (See “— E. Fiscal Year 1999 Domestic Transactions and Developments — 12. Towers Transaction”) and signed a master lease agreement for the co-location of sites on Crown Castle International Corporation’s domestic communications towers.

      5.  Marketing. Our marketing strategy focuses principally on targeting business users that we believe will be likely to perceive and appreciate the potential for our wireless communication service capabilities to increase efficiencies and reduce costs in their business activities. We continue to believe that our ability to deliver a full line of integrated mobile communications services using a single, multi-function subscriber unit on our digital mobile network significantly differentiates us from other providers of wireless communications services. The progress of our digital mobile network services marketing efforts is and will continue to depend upon numerous factors, including:

•	system performance;

•	subscriber equipment performance; and

•	the ability to deliver services that satisfy customer needs and expectations, including wireless Internet connectivity.

We review our business and marketing plans in light of:

•	perceived opportunities;

•	actual experiences in the marketplace;

•	availability of financial and other resources; and

•	overall economic and/or competitive considerations.

As a result of these reviews, we may from time to time determine to change, refine or redirect our plans. See “— M.  Risk Factors — 16. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      6.  Competition. We may compete with the two established cellular licensees and may compete with as many as six PCS licensees in each of the markets where our digital mobile network operates. Additional licensees may enter these markets operating systems utilizing frequencies obtained in contemplated FCC auction proceedings, including those involving 700 MHz frequency allocations and those involving auctions or re-auction of 1.9 GHz PCS frequency allocations, each of which is scheduled to occur later in 2000. A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, some of which have financial resources, subscriber bases and name recognition greater than we do. PCS operators currently compete and likely will continue to compete with us in providing some or all of the services available through our digital mobile network. Additionally, we expect that existing PCS and cellular service providers will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our digital mobile network. Moreover, cellular companies have been granted authority to participate in dispatch services and wireline companies have been granted authority to participate in SMR services. We also expect our digital mobile network business to face competition from other technologies and services developed and introduced in the future. See “— M. Risk Factors — 3. Our Future Performance Will Depend on Our Ability to Succeed in the Highly Competitive Wireless Communications Industry” and “— 16. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      The FCC has reallocated spectrum for use by “emerging telecommunications technologies,” such as PCS and satellite systems and has authorized a consortium of communications companies to provide telecommunications services from geo-stationary and low-earth-orbit satellites. We cannot predict how these technologies or future technologies will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.

J.  Agreements with Significant Stockholders

      1.  McCaw Interests. Under the terms of a securities purchase agreement dated as of April 4, 1995, as amended, among Nextel, Digital Radio, L.L.C. and Mr. McCaw and certain other related agreements:

•	Digital Radio purchased on April 5, 1995 from us, about 1.2 million shares of our class A common stock for an aggregate purchase price of about $15 million; and

•	Digital Radio purchased from us on July 28, 1995, for an aggregate purchase price of $300 million, an aggregate of 8.2 million units consisting of a total of:

•	about 8.2 million shares of our class A convertible redeemable preferred stock, par value $0.01 per share, referred to as the “class A preferred stock”;

•	82 shares of our class B convertible preferred stock, par value $0.01 per share, referred to by us as the “class B preferred stock”; and

•	options to acquire an aggregate of up to 35 million shares of our class A common stock at exercise prices ranging from $15.50 to $21.50 per share (15 million, including 3.4 million shares transferred in November 1997, of which were purchased on July 28, 1999 for an aggregate cash purchase price of approximately $278 million, 15 million of which were purchased on July 28, 1997 for an aggregate cash purchase price of approximately $233 million and 5 million, including 1.5 million shares transferred in November 1997, exercisable through July 2001).

      In addition, in connection with the agreements relating to the exercise of the options exercised on July 28, 1997, an affiliate of Mr. McCaw, Option Acquisition, L.L.C., purchased options to acquire up to 25 million shares of our class A common stock at exercise prices of either $16.00 per share or $18.00 per share, in either case at any time through July 28, 1998. On that date, Option Acquisition acquired about 10 million shares of class A common stock in a cashless exercise transaction, as permitted by the terms of those options. As a result of certain transfers and option exercises, at December 31, 1999, affiliates of Mr. McCaw beneficially owned about 27 million shares of class A common stock, 7.9 million shares of class A preferred stock convertible into about 23.7 million shares of class A common stock, 82 shares of class B preferred stock and options to purchase up to an aggregate of about 4.3 million shares of class A common stock from us at prices ranging from $12.25 to $21.50 per share.

      Additionally, in connection with these equity investments, we reached an agreement with Digital Radio and Mr. McCaw on a number of matters relating to the ownership, acquisition and disposition of the class A preferred stock and the class B preferred stock, including without limitation, the granting of registration and antidilutive rights to Digital Radio and specified affiliates and limitations on investments by Digital Radio and its affiliates in excess of about 45% of our voting securities. Finally, on July 28, 1995, pursuant to agreements between Digital Radio and Motorola entered into our connection with the original securities purchase agreement, Digital Radio purchased 4 million shares of our class A common stock from Motorola and Motorola granted to Digital Radio the option to purchase up to an additional 9 million shares of class A common stock held by Motorola. See “— 2. Motorola” for subsequent related events.

      Pursuant to the original securities purchase agreement, our certificate of incorporation and our by-laws, we, Digital Radio and Mr. McCaw have established certain arrangements relating to our corporate governance associated with those investments, including, without limitation, matters relating to Digital Radio’s right to elect a minimum of three representatives to our board of directors (or that number of directors representing not less than 25% of all of the members of the board of directors, if greater). We also agreed to create a five-member operations committee of the board of directors and Digital Radio is entitled to have a majority of the members of this committee selected from among its representatives on the board of directors.

      The operations committee has the authority to formulate key aspects of our business strategy, including decisions relating to the technology we use, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the board of directors and its committees, as well as nomination and oversight of certain executive officers. Currently, the three Digital Radio designees on the board of directors also serve as members of the operations committee, of which Mr. McCaw is the Chairman. The board of directors, by a majority vote, may override actions taken or proposed by the operations committee, although doing so would give rise to a $25 million liquidated damages payment to Digital Radio and the commencement of the accrual of a 12% dividend payable on the stated value of all outstanding shares of class A preferred stock (an aggregate stated value of about $291 million). However, the board of directors, by a defined super-majority vote, retains the power to override actions taken or proposed by the operations committee without triggering these obligations. In addition, the board of directors also may act to terminate the operations committee, although this action by the board of directors would, in certain circumstances, result in the obligation to make the liquidated damages payment and result in the commencement of the dividend accrual.

      The securities purchase agreement with Mr. McCaw, our certificate of incorporation and our by-laws also delineate a number of circumstances, chiefly involving or resulting from certain events with respect to Digital Radio or Mr. McCaw, in which the operations committee could be terminated but the liquidated damages payment and dividend accrual would not be required.

      The shares of class A preferred stock are redeemable at our option, and the shares of class B preferred stock are mandatorily convertible, in the event of a change of control of our company (as defined in the terms of that stock). Further, Digital Radio has agreed that, subject to limited exceptions (including existing securities holdings and relationships), until one year after the termination of the operations committee, neither Digital Radio nor its controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America, unless those opportunities first have been presented to and waived or rejected by us in accordance with the provisions of the securities purchase agreement.

      Pursuant to an agreement entered into by us and Motorola in connection with our securities purchase agreement with Digital Radio and Mr. McCaw, Motorola has agreed to support the decisions and recommendations of the operations committee and to vote the shares of common stock held by it accordingly, subject to:

•	the right of any Motorola-designated members of the board of directors to vote in a manner consistent with their fiduciary duties; and

•	the right of Motorola to vote its shares as it determines necessary with respect to issues that conflict with Motorola’s corporate ethics or that present conflicts of interest, or in order to protect the value or marketability of our common stock held by Motorola.

      Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., an affiliate of Digital Radio, pursuant to which Eagle River provides management and consulting services to us, the board of directors and the operations committee from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 1 million shares of class A common stock at an exercise price of $12.25 per share. This option expires on April 4, 2005, and is presently exercisable with respect to 800,000 shares and becomes fully exercisable on April 4, 2000. Additionally, pursuant to the management support agreement, we agreed to reimburse Eagle River for all out-of-pocket costs, plus up to $200,000 per year for all allocable overhead costs reasonably incurred by Eagle River in connection with the performance of its obligations under this agreement. Payments in the amount of about $150,000 were made to Eagle River pursuant to this agreement during 1999.

      2.  Motorola. On July 28, 1995, we acquired all of Motorola’s 800 MHz SMR licenses in the continental United States in exchange for 41.7 million shares of class A common stock and 17.8 million shares of nonvoting class B common stock. As a result of the agreement relating to that acquisition, Motorola currently has the right to nominate two persons for election as members of our board of directors. Motorola has exercised this right only with respect to one director. We are also party to agreements with Motorola pursuant to which we purchase Motorola infrastructure equipment and digital subscriber units. See “— I.  Our Digital Mobile Network — 3. Technology Commitments.” The agreements relating to the acquisition of Motorola’s SMR licenses also provided for the purchase by us of a portion of Motorola’s equity interest in Clearnet Communications (which equity interest was purchased by us and is now held by Nextel International) in exchange for 2.5 million shares of our class A common stock.

      On July 28, 1995, Motorola sold to Digital Radio 4 million shares of our class A common stock at $12.25 per share and granted Digital Radio the option to purchase up to an additional 9 million shares of class A common stock, 2 million over two two-year periods and 5 million over the final two-year period. Digital Radio exercised the first tranche of this option on September 3, 1997, acquiring 2 million shares of our class A common stock at $15.50 per share. The second tranche of this option was fully exercised on August 28, 1999 at $18.50 per share, including options for 0.5 million shares transferred in November 1997. The third tranche of options for 5 million shares becomes exercisable at $21.50 per share during the 30-day period commencing July 28, 2001, including 1.1 million options for shares transferred in November 1997. In addition, Motorola has granted Digital Radio a right of first offer or a right of first refusal to purchase shares of common stock that are owned by Motorola.

K.  Regulation

      1.  Domestic Regulation. The licensing, operation, acquisition and sale of our SMR businesses are regulated by the FCC pursuant to the Communications Act of 1934, as amended. SMR regulations have undergone significant changes and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993, referred to as OBRA ’93, and the Telecommunications Act of 1996, referred to as TCA ’96, each of which amended portions of the Communications Act. The rule changes have been intended to provide SMR operators with a regulatory framework similar to that imposed on cellular and PCS licensees and impose various mandates on wireless carriers, as described below.

      With regard to the licensing of our digital mobile network, our FCC licensing subsidiaries have held two kinds of licenses to deploy SMR radio channels in digital mode in each of their markets. The first type of SMR license is known as an economic area or “EA” license, which, like the spectrum licenses assigned to cellular and PCS providers, has been granted on a geographic-area basis. The other type of SMR license, known as a “wide-area” SMR license, has been granted on a site-by-site basis. We hold thousands of these licenses. In December of 1999, the FCC adopted new SMR wide-area construction rules in response to a federal court decision requiring the FCC to impose comparable construction requirements on both EA licensees and wide-area licensees. These new rules generally permit both types of licensees to meet their construction requirements using a common system of benchmark dates tied to their initial license grant dates: within three years of the license grant date the licensee must provide coverage to one third of the population in its licensed area, and within five years of the grant date it must cover two thirds of the population in its licensed area.

      This act of regulatory parity will eliminate our need to build out areas covered by numerous wide-area SMR licenses on a site-by-site basis. To the extent that our wide-area licenses authorize non-SMR channels, current rules require construction on a site-by-site basis, i.e., each and every site must be constructed and operational without regard for population coverage. On March 10, 2000, the FCC released a Public Notice seeking comment on whether wide-area licenses for non-SMR channels also should be subject to comparable population coverage requirements. Comments were due by March 27, 2000 and reply comments are due by April 6, 2000. These construction deadlines also may be impacted by the completion of the FCC’s current rulemaking implementing the Balanced Budget Act of 1997. This rulemaking may be adopted as soon as April 2000. In late 1999, we were granted a waiver of the FCC’s rules to permit us to integrate a limited number of business and industrial/land transportation channels into our digital mobile network. These channels, obtained via assignments from existing licensees as part of the relocation process described below, provide us additional capacity in some urban markets.

      The FCC began assigning EA licenses in 1997, when it auctioned the upper 200 800 MHz SMR channels in three blocks (20 channels, 60 channels and 120 channels) per EA throughout the U.S. in an auction referred to as the “Upper Channel Auction.” These licenses permit the licensee to construct and operate base stations on any authorized channel throughout the licensed geographic area and to make system modifications within the service area without prior FCC approval, thus providing the same operational flexibility provided to cellular and PCS licensees. We were the high bidder on 475 of the 525 EA licenses auctioned at the Upper Channel Auction, covering areas in all 50 states. As described above, our system must cover one-third of the population of each licensed EA within three years and two-thirds of the population of the economic area within five years, and we must construct 50% of our licensed channels in at least one location within each EA within three years. Given our existing constructed analog and digital footprint, these build-out requirements already have been achieved in a substantial number of the EAs, and we anticipate meeting all required benchmarks (which occur in 2001 and 2003).

      We are authorized to relocate incumbent providers out of our EA-licensed areas to the lower 800 MHz channels. Pursuant to the FCC’s relocation rules, we provided relocation notice to incumbent providers on or before March 4, 1999 and are now engaged in the relocation of numerous incumbent systems nationwide. Relocation of these incumbents will provide us the ability to reuse our EA channels more broadly throughout our licensed geographic areas. Any incumbents that are not relocated must be afforded co-channel interference protection.

      The FCC has announced that it will hold auctions of the lower 230 800 MHz SMR channels beginning on August 23, 2000 and September 13, 2000. Until the start of those auctions, the FCC has frozen all further awards of licenses on these channels. Although auctioned on an EA basis, these licenses will be for channel blocks of only five or 25 channels. After the auction of the lower 800 MHz channels, incumbents on those channels will not be subject to relocation, and EA licensees must provide co-channel protection to incumbents. Lower channel EA licensees will be required to construct systems adequate to cover one-third of the population in their service area within three years of license grant, and two-thirds within five years. Alternatively, these EA licensees will be permitted to show “substantial service” to the geographic area within five years.

      In 2000, the FCC is expected to auction additional spectrum that can be used for providing commercial mobile radio services, commonly know as CMRS, which includes SMR, cellular or PCS services. The FCC has scheduled July 26, 2000 as the start date for reauctioning reclaimed C and F block PCS licenses, including those initially awarded to NextWave Communications, Inc. and some of its affiliates which were cancelled by the FCC after NextWave failed to timely make payments as required by the terms of the license award. The NextWave licenses are the subject of ongoing legal challenges in bankruptcy court, and NextWave has challenged the FCC’s authority to cancel those licenses and re-auction the spectrum at the FCC, in the U.S. Court of Appeals for the District of Columbia Circuit, and in the U.S. Court of Appeals for the Second Circuit. We and other entities with significant business operations and net worth have expressed interests in acquiring this spectrum and have sought permission to participate in the re-auction through waivers or other similar relief from the application of the FCC’s current rules that restrict eligibility to participate in auctions for C and F block licenses to entities with total revenues and gross assets below specified limits. The FCC has solicited comment on various proposals on how it should re-auction this spectrum, including a proposal by us. At this time it is unclear whether the scheduled re-auction will be open to all interested parties or limited to small businesses, whether it will include all the licenses identified as candidates for re-auction by the FCC, and whether it will proceed on its currently announced timetable.

      Also scheduled for auction starting in June 2000 is the spectrum currently used by the television channels 60-69, which is located in the 700 MHz spectrum band and can be used for a broad variety of commercial applications. However, under the current rules the incumbent television licensees are not required to relinquish channels 60-69 until 2006, thus limiting the usefulness of this spectrum for other purposes, including wireless mobile communications, until that time.

      As a CMRS provider, our use and aggregation of radio spectrum, our technical operation and, in some cases, our relationships with third parties, are regulated by the FCC. Since the establishment of the CMRS regulatory framework, the FCC has permitted cellular licensees and wireline companies the authority to participate in dispatch and SMR services, respectively, and the FCC has imposed on us and other CMRS operators a 45 MHz CMRS spectrum cap in non-rural areas and a 55 MHz CMRS spectrum cap in rural areas, thus limiting the amount of CMRS spectrum (e.g., cellular, PCS, and SMR) any single provider can hold in any particular geographic area. However, no more than 10 MHz of SMR spectrum in the 800 and 900 MHz SMR service can be attributed to one entity under existing rules. Accordingly, only 10 MHz of SMR spectrum is attributed to us in any one geographic area for purposes of the cap.

      The FCC also requires us to permit our services to be resold. In 1998, the FCC initiated an investigation into our resale policies. We have provided timely responses to all FCC inquiries. The proceeding is pending. Additionally, the FCC requires wireless carriers to permit manual roaming by users with technically compatible equipment, to contribute to federal and state universal service funds, to comply with requirements under the Communications Assistance for Law Enforcement Act as well as the disability access provisions of Section 255 of the TCA ’96, and to comply with customer proprietary network information use restrictions. Local telephone number portability for wireless carriers was delayed until November 24, 2002. Furthermore, the FCC is considering the imposition of an automatic roaming obligation on all CMRS providers. In 1999, the FCC adopted rules governing how wireless and other carriers bill their customers and imposed on wireless carriers limited additional requirements for billing disclosures. The FCC in 1999 also adopted rules requiring wireless service providers like us to average, to some extent, the interstate long-distance rates charged to customers. Each of these existing and potential regulatory obligations could increase the costs of our and our competitors’ operations.

      The FCC requires that CMRS providers be capable of transmitting calls for 911 assistance from individuals using teletext devices, primarily people with speech or hearing disabilities. The obligation was scheduled to take effect October 1, 1998. However, several industry trade associations petitioned the FCC to extend the deadline citing unresolved technical and implementation problems. By two separate actions, the FCC suspended enforcement of the requirement until December 31, 1998, and has continued the extension pending resolution of individual carriers’ petitions, including one by us, for temporary waiver of the requirement.

      We and other CMRS providers are also required to make enhanced 911, or “E911”, service available to customers in cooperation with local rescue authorities. In the current phase, Phase I of the E911 mandate, wireless carriers must improve upon the traditional 911 emergency calling system by providing local authorities not only with the content of each emergency call but also the caller’s wireless phone number and approximate location. In Phase II, which was originally scheduled to start on October 1, 2001, wireless carriers must improve upon the accuracy of the location data. In late 1999, the FCC modified its E911 rules primarily to eliminate the right of CMRS carriers to recover from the responsible public authority the costs of providing E911 service in both Phase I and Phase II. In a separate action, the FCC increased the location accuracy requirements of Phase II and accelerated the implementation dates for certain carriers depending on their choice of Phase II technology. Many participants in the wireless industry, including service providers and handset manufacturers, are seeking reconsideration of the Phase II requirements. The FCC has yet to act on these petitions for reconsideration. These decisions could have a significant adverse financial impact on wireless carriers, including us.

      In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC recently granted a number of states additional authority to implement number conservation measures pending the adoption of FCC rules implementing number conservation guidelines. These rules were adopted on March 17, 2000. While the text of the order has not yet been released, press reports indicate that the FCC will require that telephone numbers be allocated to wireline carriers in smaller blocks and that all carriers will be held to higher standards to demonstrate their need for additional numbers. The FCC also indicated that wireless carriers, once they implement number portability in November 2002, will also be assigned smaller blocks of numbers. The FCC also initiated a rulemaking to examine aspects of its new rules, including cost recovery, appropriate carrier utilization thresholds and whether the FCC should charge carriers for telephone numbers. These actions may affect the ability of all carriers, including us, to access telephone numbers to assign to their customers.

      A number of states and localities also are considering banning or restricting the use of wireless phones while driving a motor vehicle. To date, no state has banned or limited wireless phone usage but three localities (two in Pennsylvania and one in Ohio) have mandated that drivers use hands-free accessories when using their wireless phones while driving.

      In its implementation of TCA ’96, the FCC established new federal universal service mechanisms that affect CMRS operators. Under the new rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds. On October 8, 1999, in response to a ruling from U.S. Court of Appeals for the Fifth Circuit, the FCC revised its rules for determining federal universal service contributions to eliminate revenues from intrastate services from its calculations. This action increased the costs of providing interstate services, such as long distance for all telecommunications service providers.

      As is true for cellular and PCS operators, the interconnection of subscriber calls from our network with the public switched telephone network requires us to obtain certain exchange and interexchange services from telephone companies. In 1996, the FCC established, and the U.S. Supreme Court generally upheld, a national regulatory framework that sets pricing standards and negotiation and arbitration guidelines for interconnection agreements with incumbent local exchange carriers, known as ILECs. Most significantly, the agreements entitle interconnecting carriers such as us to “reciprocal compensation” for calls originated on an ILEC network and terminated on our network. Previously, we were forced to compensate the ILECs for their termination services but ILECs refused to pay us for terminations of their traffic. We have renegotiated our interconnection agreements with all major ILECs to take advantage of these reciprocal compensation rights.

      A proceeding is pending at the FCC to determine how rate integration requirements apply to typical CMRS offerings, including single-rate plans. Until this proceeding is concluded, the FCC will enforce long distance rate integration on our services only where we separately state a long distance toll charge and bill those charges to our customers. Like other phone service providers, to the extent that we offer services subject to the FCC’s rate integration and averaging requirements, our pricing flexibility is generally reduced.

      Allegations of harmful effects from the use of cellular antenna structures and phones prompted an industry-funded study concerning the safety of the radio frequency energy emitted from these devices. In August of 1997, the FCC also took action to ensure radio frequency safety by updating and strengthening its standards governing radio frequency exposure for communications site workers and members of the general public. The updated rules also require FCC licensees, including us, to ensure that their sites comply with the new standards by September 1, 2000. In February 2000, these rules were upheld by the U.S. Court of Appeals for the District of Columbia Circuit. In addition, Congress preempted state and local regulation of radio frequency energy from facilities used to provide wireless services to the extent the facilities comply with the FCC’s radio frequency exposure limits. In late 1999, the FCC issued a news release re-emphasizing its concern for radio frequency safety, and called on certain expert standard-setting committees to develop uniform procedures for testing radio frequency exposure, and warning that in the absence of such private initiatives it will mandate further action on its own motion.

      We also are subject to limitations on foreign government investment as set forth in the Communications Act, which currently restricts foreign ownership or control over CMRS licenses, including SMR licenses. In February 1997, the United States entered into a World Trade Organization agreement with respect to telecommunications. The agreement requires the United States, among other things, to afford “national” treatment to foreign investors of World Trade Organization countries seeking indirect ownership of CMRS licenses in the United States. The FCC’s rules implementing the agreement, which became effective on February 9, 1998, permit additional foreign investment and participation in the United States’ wireless marketplace through ownership of FCC licenses.

      In October 1997, the FCC established uniform rules governing ILEC participation in broadband CMRS within each ILEC’s landline telephone region, addressing incentives ILECs may have to engage in anti-competitive practices against CMRS providers, such as discriminatory interconnection, cost-shifting and anti-competitive pricing. These rules will expire on January 1, 2002 unless extended by the FCC. The FCC also is considering new rules governing calling party pays, known as CPP, a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make. Primarily at issue is whether ILECs should be required to perform the billing and collection function for CPP calls originated on their networks and whether CMRS carriers should be required to transmit recorded messages to callers notifying them that they may incur charges for originating the CPP-enabled calls. Some proponents believe CPP could increase traffic on wireless networks by encouraging wireless subscribers to give out their wireless phone numbers. Implementing CPP arrangements would create complicated billing and customer relations issues for all wireless carriers.

      January 28, 2000 was the effective date of new FCC rules implementing a provision of TCA ’96 that requires telecommunications carriers to make their services accessible to individuals with disabilities. The rules will require modifications to wireless phones prospectively to make them accessible to persons with disabilities. At this time, the extent to which we and our vendor Motorola will be required to make these modifications is unclear.

      In 1994, Congress enacted the Communications Assistance for Law Enforcement Act, known as CALEA. CALEA essentially requires telecommunications carriers, including us, to upgrade their networks so that the FBI and other law enforcement agencies can continue performing lawful wiretaps of suspects on the carriers’ networks as they transition from analog to digital technology. The statute spawned legal disputes over a host of issues, most centrally the issue of what technical capabilities CALEA requires. By an order released in mid-1999, the FCC specified a number of technical capabilities. For example, it required carriers to give law enforcement the capability of determining a wireless caller’s geographic location at the beginning and end of a wireless call. The FCC also announced extended compliance deadlines, starting on June 30, 2000, for carriers to deploy the mandated capabilities. The order is now subject to petitions for reconsideration. The Federal Bureau of Investigations has announced it will consider more flexible deployment schedules if it can agree with carriers on what they should be. Although CALEA provides for government funding of the carriers’ CALEA upgrades, and Congress is currently considering a proposal to augment the 1994 cost recovery appropriation, the total funding available today reflects only a fraction of the estimated industry costs. As a result, our CALEA costs may not be fully recovered. We, together with our vendors, Motorola and Nortel Networks, are working with the FBI to develop a cost recovery agreement that will comply with the statute. We, our vendors and the FBI are considering an arrangement where our vendors’ software costs would be recovered, leaving us solely with the cost of modifying our network hardware.

      Future changes in regulation or legislation affecting digital mobile network service and any allocation of additional spectrum by Congress and the FCC could materially adversely affect our business.

      2.  Foreign Regulation. The licensing, construction, ownership and operation of wireless communications systems and radio frequency allocations are regulated by governmental entities in the countries in which Nextel International’s subsidiaries and affiliates conduct business. In addition, these matters and other aspects of wireless communication system operations may be subject to public utility regulation in the jurisdiction where service is provided. Changes in the current regulatory environments in such countries or future judicial or legislative intervention could have a material adverse affect on Nextel International and its business and results of operations.

L.  Employees

      At December 31, 1999, we had more than 15,000 full-time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

M.  Risk Factors

1.	We Have a History of Net Losses and Negative Cash Flow and May Not Be Able to Satisfy Our Cash Needs from Operations.

      We have never been profitable and have experienced negative cash flow since our start in 1987. We had losses attributable to common stockholders of about $1.5 billion during 1999. Our accumulated deficit was about $5.7 billion at December 31, 1999. We expect that losses will continue over the next several years. We cannot know when, if ever, net cash generated by our internal business operations will support our growth and continued operations.

2.	We Will Need Substantial Amounts of Additional Financing.

        a.  Reasons we will need cash.

      We anticipate that we will need substantial amounts of cash for:

•	capital expenditures to build and enhance our digital mobile network, including those to construct or modify network elements required for Nextel Online or to enable wireless Internet connectivity and other digital two-way mobile data applications;

•	operating expenses relating to our digital mobile network;

•	potential acquisitions, including negotiated acquisitions of spectrum from third parties and any future FCC or other government-sponsored auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

      We expect our cash needs will exceed our cash flows from operating activities through 2000. In addition, we may need to revise our business plan to respond to competitive and other factors, so our need for cash may increase.

b.	Our current financing agreements are limited and contain restrictions on additional financings that may restrict growth and adversely affect operations.

      Our long-term cash needs may be much greater than our cash on hand and availability under our existing financing agreements. As a result, in the future we may have to raise substantial amounts of additional funds, in the form of equity or debt, to support any significant acquisitions of additional spectrum, as well as our currently expected growth and operations. If we are unable to do so, we may not be able to pursue or consummate potential significant spectrum acquisitions or to expand the coverage and capacity of our network to meet the demands of our anticipated growth. Our inability to achieve contemplated levels of growth or to acquire additional spectrum required to support or provide contemplated “third generation” or “3G” mobile wireless service offerings could adversely affect our financial results.

      Our bank credit facility as in effect on December 31, 1999 provided for total secured financing capacity of up to $5.0 billion from our bank lenders, provided that we satisfy financial and other conditions. As of December 31, 1999, we had borrowed about $2.7 billion of this secured financing. As of March 15, 2000, the total credit available under this facility was increased from $5.0 billion to $6.0 billion, when we established and borrowed the $1.0 billion incremental senior secured term loan under the bank credit facility. The availability of additional financing under our bank credit facility is also subject to the satisfaction of covenants under indentures relating to our public notes. Our access to additional funds may be limited by the terms of our existing financing agreements, including:

•	covenants that restrict the amount of additional borrowings, including additional borrowings under existing financing arrangements;

•	covenants that restrict our grant of liens on assets that affect our ability to obtain new secured financing; and

•	existing debt service requirements.

c.	Funding requirements for our international operations and growth may cause even greater cash needs, which may result in less funding available for our domestic growth and operations.

      Based on Nextel International’s assessment of the business activity and related cash needs of its subsidiaries and affiliates that are controlled by or that rely substantially on Nextel International for further funding, Nextel International believes that it will have to rely on external sources of funding to supply the cash needed to implement its business plan and continue its operations through 2000. These external sources primarily include borrowings under Nextel International’s existing bank and vendor credit lines and issuances of its securities, including to us or our other subsidiaries. We, therefore, currently expect that we may need to fund a significant portion of Nextel International’s cash needs in 2000. This would increase our own cash needs, which could result in a lesser amount of cash available to us for domestic use.

d.	To obtain additional spectrum, including spectrum that may be awarded in government-sponsored auctions, we may be required to raise additional capital.

      If we were to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum, we may need to raise significant amounts of additional capital for these purposes, as well as to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum. The FCC has publicly stated that specified PCS spectrum licenses initially awarded to affiliates of NextWave Communications had automatically canceled and will be included in a re-auction of spectrum scheduled to occur in July 2000. The FCC also has publicly announced additional spectrum auctions scheduled to occur in 2000.

      We cannot assure you:

•	that any or all of these spectrum auctions will occur or, if so, on their currently announced schedules;

•	in which auctions we will participate, alone or as a member of a bidding group;

•	whether we or any bidding group in which we are a participant will be a successful bidder and will be awarded spectrum licenses in any of these auctions; or

•	what amounts would be required to be bid to prevail in any of these auctions.

      We cannot assure you that we will be able to accomplish any spectrum acquisition or that the necessary additional capital for that purpose will be available to us on acceptable terms, or at all. If sufficient additional capital is not available, we may be unable to complete any spectrum acquisition or the amount of funding available to us for our existing businesses would be reduced.

e.	Other factors may adversely affect our access to additional financing, and we may have to curtail our business if we cannot access additional financing.

      Our access to additional funds also may be limited by:

•	general market conditions that adversely affect the availability or cost of financings;

•	market conditions affecting the telecommunications industry in general; and

•	specific factors affecting our attractiveness as a borrower or investment vehicle, including:

(1)	the terms of our arrangements with Motorola that relate to Motorola’s ownership interest in us, and the terms of options and warrants issued to others, that may make equity financings more difficult;

(2)	the ability to relocate current spectrum licensees from some frequencies in order to remove them from spectrum as to which we were the highest bidder at an auction;

(3)	the potential commercial opportunities and risks associated with implementation of our business plan;

(4)	the market’s perception of our performance and assets; and

(5)	the actual amount of cash we need to pursue our business strategy.

f.	Funding for our capital needs is not assured, and we may have to curtail our business if we cannot find adequate funding.

      Except as described in this annual report, we currently have no legally binding commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. We cannot assure you that we will be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms. As a result, we cannot assure you that we will have adequate capital to implement future expansions and enhancements of our digital mobile network, to maintain our current levels of operation or to pursue strategic acquisitions or other opportunities to increase our spectrum holdings. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and acquisition plans and expenditures, which could have an adverse effect on us.

3.	Our Future Performance Will Depend on Our Ability to Succeed in the Highly Competitive Wireless Communications Industry.

      Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

•	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers, which would adversely affect us.

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on our digital mobile network. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or if these issues were to place us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect us.

•	If we cannot expand, provide and maintain our system coverage, then our growth and operations would be adversely affected. We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some PCS operators, unless and until a nationwide digital mobile network build-out is substantially completed. This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other’s markets throughout the United States, including areas where our network, or that of Nextel Partners, has not been or will not be built. In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot assure you that we, either alone or together with Nextel Partners, will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we provide on our nationwide digital mobile network.

•	We do not have the extensive direct and indirect channels of distribution for our digital mobile network products and services that some of our competitors have, which may adversely affect our operating results. Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas. We have increased the proportion of our digital mobile network customers that we obtain through our indirect distributor network, and we currently anticipate that we will continue to rely heavily on indirect distribution channels to achieve greater market penetration for our digital wireless service offerings. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels, as price competition in the wireless industry intensifies, and as our product and service offerings begin to attract increasing numbers of individual and non-business users, our average revenue per digital subscriber unit may decrease and our customer retention may be adversely affected.

•	Our inability to maintain pricing packages attractive to customers may adversely affect operating results.

a.	Some of our competitors are financially stronger than we are, which allows them to price their service packages at levels below those that we can or are willing to match.

      Our ability to compete based on the price of our digital subscriber units and service offerings will be limited. This could adversely affect our growth.

b.	Our equipment is more expensive than some competitors, which may adversely our affect growth and operating results.

      We currently market multi-function digital subscriber units, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short-text messaging. Our subscriber units are, and are likely to remain, significantly more expensive than analog subscriber units and are, and are likely to remain, somewhat more expensive than digital cellular or PCS subscriber units that do not incorporate a comparable multi-function capability. Although we believe that our multi-function subscriber units currently are competitively priced compared to multi-function digital cellular and PCS subscriber units, the higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

c.	We may face continuing pressure to reduce prices.

      Over the past several years, as the number of wireless communications providers in our market areas has increased, our competitors’ prices in these markets have generally decreased. We may encounter further market pressures to:

•	reduce our digital mobile network service offering prices;

•	restructure our digital mobile network service offering packages to offer more value;

•	respond to particular short term, market specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market; or

•	remain competitive if wireless service providers generally continue to reduce the prices charged to their customers.

•	Our efforts to keep pace with technological change may be unsuccessful, which could adversely affect operating results. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

•	segment the user markets, which could reduce demand for specific technologies, including our technology;

•	reduce the resources devoted by third party suppliers, including Motorola, which supplies all of our current digital technology, in developing or improving the technology for our systems; and

•	adversely affect market acceptance of our services.

      We cannot assure you that our digital technology will successfully compete with the other forms of digital and non-digital communication systems. Further, new digital or non-digital communication transmission technology may develop that will cause our existing technology to be obsolete or otherwise impair market acceptance of our technology.

•	Our growth may exceed the capabilities of our systems, hurting our performance.

a.	We face limitations on our ability to increase subscribers, which can limit our growth and performance.

      Our ability to continue to increase the number of subscribers on our digital mobile network depends on a variety of factors, including:

•	the ability to successfully plan for additional system capacity at levels needed to meet anticipated new subscribers and the related increases in system usage;

•	the ability to obtain additional radio spectrum when and where required; and

•	the availability of a sufficient quantity of cell sites, system infrastructure equipment and subscriber units, of the appropriate models and types, to meet the demands and preferences of potential subscribers to the digital mobile network.

b.	We may face limitations on availability of cell sites and equipment, which can limit our growth and performance.

      Although we believe we have secured sufficient cell sites at appropriate locations in our markets to meet planned system coverage and capacity targets, we cannot assure you that we will meet those needs in the future. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola and other suppliers, and adequate volumes and mix of subscriber units and related accessories, to meet subscriber and system loading rates, but we cannot assure you that quantities will be sufficient in the future. Additionally, we have contractual arrangements with Nextel International and Nextel Partners that contemplate that, in the event of shortages of that equipment, available supplies would be allocated proportionately among us and those entities.

c.	We have potential systems limitations on adding customers, which can limit our growth and performance.

      Even if our system is technically functional, other factors may affect our ability to successfully add customers to our digital mobile network including:

•	the adequacy and efficiency of our information systems, business processes and related support functions;

•	the length of time between customer order to activation of service on the digital mobile network, which currently is longer than that of some of our competitors; and

•	our ability to improve the efficiency and speed of the processes for our customer service and accounts receivable collection functions.

      Customer reliance on our customer service functions may increase as we add digital mobile network customers through indirect distribution channels and through direct sales channels not involving direct face-to-face contact with a sales representative, for example, phone order sales or sales through nextel.com. Our inability to timely and efficiently meet the demands for our services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our growth and performance.

•	If competitors provide two-way radio dispatch services, we will lose a competitive advantage. Our two-way radio dispatch services are currently not available through traditional cellular or PCS providers; however, if either PCS or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage may be impaired.

      We cannot predict the competitive effect that any of these factors, or any combination of these factors, will have on us, or whether we will compete successfully in the future.

4.	Regulatory and Other Factors Could Delay or Prevent Us from Offering Services in New Market Areas.

      Before fully implementing our digital mobile network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, obtain and free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes take weeks or months to complete, and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. We cannot know when, if ever, our digital technology will be available for commercial use in new markets or can be expanded in existing markets.

5.	We Rely on Motorola for Substantially All of Our Equipment and Technology, and Any Failure of Motorola To Perform Would Adversely Affect Our Operating Results.

      There is a risk that the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. Motorola is currently our sole source for the digital mobile network and subscriber unit equipment we use throughout our markets. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network and subscriber unit equipment for the next several years. If Motorola does not provide the necessary equipment to us, then we may not be able to service our existing subscribers or add new subscribers. We expect that for the next few years, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber equipment that is compatible with our digital mobile network. In late 1999, we entered into a memorandum of understanding with Kyocera Corporation of Japan with the intent of having Kyocera supply us with a subscriber unit compatible with our digital mobile network. It is anticipated that Motorola will license its technology to Kyocera to enable Kyocera to supply those subscriber units. However, we cannot predict when or whether Kyocera and Motorola will enter into an appropriate license agreement or that we and Kyocera will be able to negotiate a mutually acceptable definitive agreement for Kyocera’s supply and our purchase of those subscriber units.

6.	Agreements With Motorola Reduce Our Operational Flexibility and May Adversely Affect Our Growth or Operating Results.

      Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These terms may operate to delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreement with Motorola provides that we must provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase an alternate technology.

      In addition, if Motorola manufacturers, or elects to manufacture, the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. Finally, if after a switch to an alternate technology we do not maintain operational Motorola infrastructure equipment at the majority of our cell sites that are deployed at the date the switch to an alternate technology is first publicly announced, Motorola may require that all financing provided by Motorola to us be repaid.

7.	Our Interests May Conflict With Those of Motorola. Any Conflict Could Adversely Our Growth, Operating Results or Strategic Flexibility.

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, which do or may compete with some or all of the services we offer through our digital mobile network. Although we believe that our relationship with Motorola reflects the realities of purchasing from a competitor, we cannot assure you that the potential conflict of interest will not adversely affect us in the future. Motorola’s right to nominate two people for election to our board of directors could give them additional leverage in the event any conflict of interest were to arise. In addition, Motorola is one of our significant stockholders, which creates potential conflicts of interest, particularly with regard to significant transactions.

8.	Since We Operate in A Regulated Industry, We May Be Adversely Affected by Governmental Regulation.

      The FCC regulates the licensing, operation, acquisition and sale of our specialized mobile radio businesses. Future changes in regulation or legislation and Congress’ and the FCC’s continued allocation of additional commercial mobile radio services, which include SMR, cellular or PCS services, spectrum could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. See “— K. Regulation.” These regulations can also have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace.

      Nextel International’s operations are subject to similar effects caused by operating in a regulated industry, since its operations are regulated by the foreign countries in which its business is conducted and are also subject to regional and local regulation.

9.	We have Significant Intangible Assets, Which May Not Be Adequate to Satisfy Our Obligations in the Event of a Liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of about $2.3 billion as of December 31, 1999.

10.	We Are Susceptible to Control by Significant Stockholders.

      Motorola and entities controlled by Mr. McCaw hold significant blocks of our outstanding stock. In addition, an affiliate of Mr. McCaw may designate at least one fourth of our board of directors and may select, from these McCaw representatives on the board of directors, a majority of the operations committee of our board of directors, which has significant authority relating to our business strategy, budgets, financing arrangements and in the nomination and oversight of specified executive officers. As a result, Mr. McCaw may exert significant influence over our affairs. Presently, three of the ten members of our board of directors are designees of Mr. McCaw’s affiliates. In addition, Daniel F. Akerson, formerly one of our executive officers, currently holds positions with NEXTLINK Communications, which is controlled by Mr. McCaw. Mr. Akerson continues to serve as chairman of our board of directors and as a member of the operations committee of the board, but he is not a designee of Mr. McCaw’s affiliates. Under its agreements with us, Motorola may nominate two directors to our board of directors. In addition, Motorola has agreed to support the decisions and recommendations of the operations committee and to vote its shares of common stock accordingly, subject to specified limitations.

      If Mr. McCaw and Motorola choose to act together, they could have a sufficient number of members on our board of directors and voting interest in us to exert significant influence over, among other things:

•	approval of amendments to our certificate of incorporation, mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote;

•	any takeover attempt; and

•	whether particular matters are submitted for a vote of our stockholders.

      Mr. McCaw and his affiliates have and, subject to the terms of applicable agreements, may acquire an investment or other interest in entities that provide wireless telecommunications services that could potentially compete with us. Under the relevant agreements, Mr. McCaw and his controlled affiliates may not, for one year after the termination of the operations committee, participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America unless these opportunities have first been presented to and waived or rejected by us.

11.	Our Commitments to Issue Additional Common Stock May Adversely Affect the Market Price of Our Common Stock and May Impair Our Ability to Raise Capital.

      We currently have outstanding commitments in various forms, including warrants, options and convertible securities, to issue a substantial number of new shares of our common stock. The shares subject to these issuance commitments, to some degree, will be issued in transactions registered with the Securities and Exchange Commission and thus will be freely tradeable. In many other instances, these shares are subject to grants of registration rights that, if and when exercised, would result in those shares becoming freely tradeable. We have also granted registration rights with respect to a significant number of our outstanding shares, including shares of common stock issuable upon conversion of securities issued in some transactions. The exercise of registration rights by persons holding those shares would permit those persons to sell those shares without regard to the limitations of Rule 144 under the Securities Act of 1933. An increase in the number of shares of our common stock that will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity securities or convertible securities.

12.	Concerns About Health Risks Relating to the Use of Portable Handsets May Affect Our Prospects.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations, and additional studies are ongoing. The actual or perceived risk of portable communications devices could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

13.	Risks Relating to Our Joint Investments May Adversely Affect Our Growth and Operating Results.

      We have entered into a contractual joint venture regarding our ownership interests in and arrangements with Nextel Partners, and may enter into other joint ventures or similar arrangements in the future. Outside the United States, several of our international operations are conducted through entities having one or more third-party owners, and some of these entities are not controlled by us. There are risks in participating in arrangements of these types, including the risk that the other participants may at any time have economic, business or legal interests or goals that are inconsistent with our goals or those of the joint enterprise. There also is the risk that a participant may be unable to meet its economic or other obligations to the joint enterprise and that we may be required to fulfill some or all of those obligations. We also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in these joint enterprises. In addition, to the extent that we participate in international arrangements of these types, we will be subject to various additional risks not present in domestic joint enterprises.

14.	Risks Relating to Our Foreign Operations May Adversely Affect Our Growth and Operating Results.

      We currently own interests in and operate international wireless companies through Nextel International. The risks that relate to these foreign operations include:

•	political, economic and social conditions in the foreign countries where we conduct operations;

•	currency risks and exchange controls;

•	potential inflation in the applicable foreign economies;

•	the impact of import duties on the cost or prices of infrastructure equipment and subscriber units;

•	foreign taxation of earnings and payments received by Nextel International from its subsidiaries and affiliates; and

•	regulatory changes affecting the telecommunications industry and wireless communications.

      We cannot assure that the risks associated with our foreign operations will not adversely affect our or Nextel International’s operating results or prospects, particularly as these operations expand in scope, scale and significance.

15.	Our Nextel Online Services Offering Is a New Service and May Not Be Successful.

      Our Nextel Online services offering currently is nearing the end of its pre-commercialization testing phase. Although we are satisfied with the performance of the Nextel Online services offering during this testing phase, and are encouraged by the interest shown in this offering in controlled preliminary customer trials, we cannot assure you that the Nextel Online services offering will perform satisfactorily in full scale commercial usage, or that we will not encounter delays or difficulties in effecting the commercial launch of this offering, or that this offering will produce the levels of cost reduction or of customer acceptance and incremental revenue that we hope to achieve. We have devoted considerable time and resources to the development of the Nextel Online suite of wireless Internet services and data applications with several purposes in mind. First, we expect to use the resulting wireless data capability and Internet connectivity to allow us to perform fulfillment and other customer support services more economically, thereby reducing our cost of conducting business. Second, we believe that our Nextel Online services offering will provide us with another important point of differentiation from our competitors, thereby helping us to attract and retain more customers. Finally, we are looking to this new offering to be a source of future incremental revenue to counter the impact of increasing competition in our markets on the pricing of our basic wireless voice services packages.

      We may not realize some or all of the benefits that we expected in constructing and commercializing our Nextel Online services offering:

•	if we are unable to commercially implement and maintain this new services offering;

•	if this new services offering produces adverse impacts on the performance or reliability of our digital mobile network;

•	if we or third party developers fail to develop successfully value added data applications for our customers;

•	if a sufficient portion of our customer base is not attracted to this new services offering; or

•	if it otherwise does not achieve a satisfactory level of customer acceptance.

      Any resulting customer dissatisfaction, or failure to realize cost reductions or incremental revenue, could have an adverse impact on our results of operations, future growth prospects and perceived value.

16.	Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Some of the statements made in this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in the above “Risk Factors” Section and elsewhere in this annual report, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of technology deployed in connection with our Nextel Online services offering;

•	market acceptance of our new service offerings, including Nextel Online and Nextel Worldwide;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	successful implementation of any year 2000 solutions in systems that are critical to our business operations;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in Nextel International’s reports, filed with the Securities and Exchange Commission.

Item 2.  Properties

      We currently lease our principal executive and administrative offices, which are located at 2001 and 2003 Edmund Halley Drive, in Reston, Virginia. This facility is about 330,000 square feet, and the lease has an initial lease term of 10 years, expiring July 10, 2009, with four five-year renewal options. We also lease facilities for some of our administrative operations: about 249,000 square feet of space in Denver, Colorado, under leases expiring in 2004 and 2008; about 160,000 square feet of space in Hampton Roads, Virginia, under leases expiring in 2009 and 2010; about 116,000 square feet of space in Rutherford, New Jersey, under a lease expiring in 2008; about 108,000 square feet of office space in Farmington, Michigan, under a lease expiring in 2008; about 131,000 square feet of office space in Herndon, Virginia, under a lease expiring in 2013; about 116,000 square feet of office space in Irvine, California, under a lease expiring in 2005; and about 130,000 square feet of office space in McLean, Virginia, under a lease expiring in 2002. None of the expiration dates for these administrative space leases include extensions related to the exercise of renewal options. We also lease office facilities for sales, maintenance and administrative operations in our markets. We have about 200 office leases in effect at December 31, 1999, with terms ranging from 1 to 10 years (not including extensions related to the exercise of renewal options).

      We lease cell sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 1999, we had about 8,800 constructed sites at leased locations in the United States for our digital mobile network. We also own properties and a limited number of transmission towers, apart from those subject to our site lease and build arrangements with SpectraSite, where management considers it is in our best interest.

Item 3.  Legal Proceedings

      In 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which has been pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by some stockholders and claimed to result from defendants’ alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 under that act. The litigation also makes claims of fraud and deceit. Specifically, the plaintiffs claim that these damages resulted from some defendants’ allegedly false and misleading statements regarding the digital communications technology developed by Motorola and deployed by us in our digital mobile network. We believe that the claims against us are without merit. On or about February 23, 2000, the court preliminarily approved an agreement among the parties pursuant to which the lawsuit would be settled and resolved on a classwide basis. Notice of the proposed settlement is expected to be sent to potential class members shortly, and a hearing to approve the settlement is scheduled for June 15, 2000. The terms of this proposed settlement will not have a material effect on our financial condition, results of operations or liquidity.

      In 1994, a lawsuit titled Charles Dascal v. Morgan O’Brien, Becker, Gurman, Lukas, Meyers, O’Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which was transferred to the United States District Court for the Southern District of Florida, sought compensatory damages, lost profits and special damages based on the defendants’ alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concerned alleged conduct by our current Vice Chairman and former Chairman of the Board, Morgan

O’Brien, in the 1970s and early 1980s prior to the formation of Nextel, asserted that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and had been improperly used by, the defendants. Our board of directors determined that Morgan O’Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter. We had filed counterclaims against Mr. Dascal and had also filed third-party claims against Tel Air Network, Inc. and Knight-Ridder, Inc. On October 25, 1999, we entered into an agreement under which the lawsuit was resolved. The lawsuit was dismissed with prejudice on November 3, 1999. The terms of this settlement did not have a material effect on our financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

      The following provides information regarding those persons serving as our executive officers as of March 29, 2000. These executive officers were elected to their present positions by action of our board of directors to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors of Nextel.

      Timothy M. Donahue. Mr. Donahue is 51 years old and has served as our President and Chief Executive Officer since July 1999. Mr. Donahue has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc. including Regional President for the Northeast. Mr. Donahue serves as Chairman of the board of directors of Nextel International, and as a director of Nextel Partners and SpectraSite Holdings.

      Daniel F. Akerson. Mr. Akerson is 51 years old and has served as Chairman of our board of directors since joining us on March 6, 1996. Mr. Akerson served as our Chief Executive Officer from March 1996 until July 1999, when he stepped down from this position. In September 1999, Mr. Akerson became Chairman of the board of directors and Chief Executive Officer of NEXTLINK Communications, Inc., a publicly held competitive local exchange carrier controlled by Mr. McCaw. From June 1993 until March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm. While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including President and Chief Operating Officer. Mr. Akerson serves as a director of American Express Company, America OnLine, Inc. and Nextel International.

      Morgan E. O’Brien. Mr. O’Brien is 55 years old and has served as Vice Chairman of our board of directors since March 1996. Mr. O’Brien also has been one of our directors since co-founding Nextel in 1987. From 1987 to March 5, 1996, Mr. O’Brien served as Chairman of our board of directors, and from 1987 to October 1994, Mr. O’Brien also served as our General Counsel.

      Steven M. Shindler. Mr. Shindler is 37 years old, joined us in May 1996 and serves as Executive Vice President and Chief Financial Officer. As of March 24, 2000, Mr. Shindler was appointed to the additional post of Interim Chief Executive Officer of Nextel International. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group. Mr. Shindler serves as a director of Nextel International and SpectraSite Holdings.

      Steven P. Dussek. Mr. Dussek is 43 years old and as of March 24, 2000 was appointed as our Executive Vice President and Chief Operating Officer. From July 1999 until March 2000, Mr. Dussek served as our Executive Vice President, Operations and from September 1999 until March 2000 served as Chief Executive Officer of Nextel International. From March until September 1999, Mr. Dussek was President and Chief Operating Officer of Nextel International. From May 1996 to March 1999, Mr. Dussek served in various senior management positions for Nextel. From May 1995 to May 1996, he was Vice President and General Manager of the Northeast Region for the PCS division of AT&T Wireless. From January 1993 to March 1995, he was Senior Vice President and Chief Operating Officer of Paging Networks, Inc. Mr. Dussek serves as a director of Nextel International and Clearnet Communications.

      Thomas Kelly. Mr. Kelly is 52 years old, joined us in April 1996 and serves as Executive Vice President, Marketing & Strategic Planning. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for 12 years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

      Barry West. Mr. West is 54 years old, joined us in March 1996 and serves as Senior Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom. Mr. West serves as a director of U.S. Wireless Corp.

      Robert S. Foosaner. Mr. Foosaner is 57 years old, joined us in April 1992 and serves as our Senior Vice President and Chief Regulatory Counsel.

      Thomas J. Sidman. Mr. Sidman is 45 years old, joined us in October 1994 and serves as Senior Vice President and General Counsel. From January 1988 to October 1994, Mr. Sidman was a partner of the law firm Jones, Day, Reavis & Pogue, specializing in corporate and securities law and mergers and acquisitions.

      Lo van Gemert. Mr. van Gemert is 45 years old and has served as our Senior Vice President since July 1999 and as President and Chief Operating Officer of Nextel International since September 1999. From October 1996 to August 1999, Mr. van Gemert served as President of Nextel’s North Region. Before joining us in October 1996, Mr. van Gemert served as Executive Vice President at Rogers Cantel in Canada where he was responsible for PCS, paging, data and air-to-ground services. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and abroad, at Sony Corporation and BellSouth Corporation.

      William G. Arendt. Mr. Arendt is 42 years old and has served as our Vice President and Controller since joining us in May 1997. From June 1996 until joining us, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a personal communications services company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation.

      John S. Brittain, Jr. Mr. Brittain is 41 years old, joined us in March 1999 and serves as Vice President and Treasurer. From 1994 to March 1999, Mr. Brittain was Senior Vice President and Treasurer of Sotheby’s Holdings, Inc., an international art auction and related services firm. Prior to joining Sotheby’s, Mr. Brittain was the Assistant Corporate Treasurer of the Great Atlantic & Pacific Tea Company and was an officer of The Chase Manhattan Bank.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

A.  Market for Common Stock

      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated:

	Quarterly Common Stock Price Ranges
	Years Ended December 31,

	1999		1998

Quarter Ended	High	Low	High	Low

March 31	$38.438	$25.875	$33.750	$22.125

June 30	50.188	34.625	33.750	23.375

September 30	75.188	46.000	31.000	18.063

December 31	115.063	70.250	23.750	17.313

B.  Number of Stockholders of Record

      As of March 17, 2000, there were about 3,400 holders of record of our class A common stock. We have authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of March 17, 2000, there was a single stockholder of record holding all of the 17,830,000 outstanding shares of nonvoting common stock.

C.  Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The indentures governing our public notes and our bank credit agreement and other financing documents prohibit, and are expected to continue to prohibit, us from paying dividends, except in compliance with specified financial covenants. In addition, some of the collateral security mechanisms and related provisions associated with our bank credit agreement limit the amount of cash available to make dividends, loans and cash distributions to us from our subsidiaries that operate the digital mobile network. Provisions in the indentures and loan agreements to which Nextel International is a party also place significant restrictions on our ability to receive cash from Nextel International or any of its subsidiaries. Accordingly, while these restrictions are in place, any profits generated by these subsidiaries will not be available to us for, among other things, payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors that our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future. Under specific limited circumstances, we may be obligated to pay dividends on our class A preferred stock and, after specified dates, will be obligated to pay cash dividends on our series D preferred stock and series E preferred stock. See Part I, “Item 1. Business — J. Agreements with Significant Stockholders — 1. McCaw Interests.”

D.  Recent Sales of Unregistered Securities

      We sold securities that were not registered under the Securities Act of 1933 in the following transactions during the fourth quarter of 1999 and early portion of 2000:

      1.  Notes Offering. On November 12, 1999, we completed the issuance and sale in a private placement of $2.0 billion in principal amount of our 9.375% senior notes due 2009. Goldman, Sachs &

Co., Banc of America Securities LLC, Chase Securities Inc. and Morgan Stanley Dean Witter acted as principal placement agents and received about $40 million in fees in connection with the sale of these notes.

      2.  Convertible Notes Offering. In February 2000, we completed the issuance and sale of about $1.2 billion in aggregate principal amount of our 5.25% convertible senior notes due 2010. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. Morgan Stanley Dean Witter acted as placement agent and received about $23 million in fees in connection with the sale of these notes. Because these notes were issued in a private placement transaction, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

      These transactions were effected pursuant to the exemption of Section 4(2) of the Securities Act and Rule 144A and Regulation S under that act, in reliance upon the representations of the placement agents in each of the offerings described above.

Item 6.  Selected Financial Data

      The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information in this Form 10-K Annual Report.

      Acquisitions. Our results were affected by business combinations, acquisitions and investments involving both domestic and international companies. Additional information regarding acquisitions completed in 1997 and 1998 can be found in Note 2 to the consolidated financial statements appearing in Part II of this Form 10-K Annual Report.

      Income Tax Provision. As a result of operating results and the change in useful lives of some intangible assets, we increased our valuation allowance for deferred tax assets resulting in a tax provision of about $259 million in 1997.

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(in millions, except per share amounts)

RESULT OF OPERATIONS:

Operating revenues	$3,326	$1,847	$739	$333	$172

Cost of revenues	697	516	289	248	152

Selling, general and administrative	2,094	1,551	862	330	211

Depreciation and amortization	1,004	832	526	401	236

Operating loss	(469)	(1,052)	(938)	(646)	(427)

Interest expense, net	(782)	(622)	(378)	(206)	(90)

Other (expense) income, net	(47)	(37)	7	(11)	(15)

Income tax benefit (provision)	28	192	(259)	307	201

Loss before extraordinary item	(1,270)	(1,519)	(1,568)	(556)	(331)

Extraordinary item — loss on early retirement of debt	(68)	(133)	(46)	—	—

Mandatorily redeemable preferred stock dividends	(192)	(149)	(29)	—	—

Loss attributable to common stockholders	$(1,530)	$(1,801)	$(1,643)	$(556)	$(331)

Loss per share attributable to common stockholders, basic and diluted:

Loss before extraordinary item attributable to common stockholders	$(4.58)	$(5.98)	$(6.41)	$(2.50)	$(2.31)

Extraordinary item	(0.21)	(0.48)	(0.18)	—	—

	$(4.79)	$(6.46)	$(6.59)	$(2.50)	$(2.31)

Weighted average number of common shares outstanding	319	279	249	223	143

	December 31,

	1999	1998	1997	1996	1995

	(in millions)

BALANCE SHEET DATA:

Cash and cash equivalents, including restricted portion	$4,701	$321	$302	$140	$341

Intangible assets, net	4,551	4,937	4,700	4,076	3,550

Total assets	18,410	11,573	9,228	6,472	5,547

Long-term debt, including current portion	10,925	7,719	5,046	2,785	1,689

Mandatorily redeemable preferred stock	1,770	1,578	529	—	—

Stockholders’ equity	2,574	230	1,913	2,809	2,945

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 1999; and

•	significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See Part I, “Item 1. Business — M. Risk Factors — 16. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      Our consolidated financial statements include financial information reflecting the assets, liabilities and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates or for the relevant periods. However, additional more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission pursuant to the rules under the Securities Exchange Act of 1934.

B.  Results of Operations

      1.  Year Ended December 31, 1999 vs. Year Ended December 31, 1998

        a.  Operating Revenues.

      Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Operating revenues	$3,326	100%	$1,847	100%	$1,479	80%

Domestic	3,222	97%	1,805	98%	1,417	79%

International	104	3%	42	2%	62	148%

      Domestic operating revenues increased principally as a result of a 62% increase in end-of-period domestic digital subscriber units in service from about 2,789,900 at December 31, 1998 to about 4,515,700 at December 31, 1999. In addition, we experienced a 94% increase in minutes of use along with an increase in the average monthly revenue per digital subscriber unit from about $69 during 1998 to about $73 during 1999. The growth in digital subscriber units in service is the result of a number of factors, principally:

•	expanded network coverage and capacity;

•	differentiated products and services including instant conferencing capabilities;

•	the increased number of indirect distribution channels;

•	increased consumer awareness and acceptance of wireless communications;

•	pricing plans targeted at particular market segments; and

•	increased sales force and marketing staff.

      International operating revenues increased primarily as a result of a 174% increase in end-of-period digital subscriber units in service for its consolidated entities from about 101,900 at December 31, 1998 to about 279,300 at December 31, 1999, reflecting the launch of digital wireless communications services in major markets in Brazil, Argentina and Mexico in the second half of 1998 and in Peru in the second quarter of 1999.

        b.  Cost of Revenues.

      Cost of revenues consists primarily of network operating costs, including site rent and utilities, and interconnection fees assessed by local exchange carriers.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Cost of revenues	$697	21%	$516	28%	$181	35%

Domestic	656	20%	496	27%	160	32%

International	41	1%	20	1%	21	105%

      Domestic cost of revenues increased primarily as a result of a 53% increase in the number of digital switches in service and a 44% increase in digital cell sites and related equipment we placed in service during 1999, as well as increases in airtime usage. Increased airtime usage resulted from increased subscriber units in service and increased average interconnect minutes of use per customer. Domestic cost of revenues as a percentage of consolidated operating revenues decreased due to the economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during 1999.

      The increase in international cost of revenues is attributable primarily to the increase in the number of cell sites and switches placed in service during 1999, as well as increases in international expenses associated with increased airtime usage resulting from additional subscriber units in service.

        c.  Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Selling, general and administrative	$2,094	63%	$1,551	84%	$543	35%

Selling and marketing	1,255	38%	954	52%	301	32%

General and administrative	839	25%	597	32%	242	41%

      The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $460 million and an increase in international expenses of $83 million for the year ended December 31, 1999 as compared to 1998.

      We include the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs. The increase in selling and marketing expenses primarily reflects increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

•	$168 million of increased losses generated from increased consolidated sales of digital subscriber units and related accessories, including losses of $24 million relating to international digital subscriber unit sales;

•	$111 million of increased domestic commissions and residuals earned by indirect dealers and distributors as a result of increased digital subscriber unit sales through indirect distribution channels; and

•	$22 million of increased advertising and marketing expenses from international operations due to aggressive marketing campaigns directed at growing the customer base and increasing customer awareness of digital services primarily in major markets launched in 1998, as well as an increase in the size of the international sales force to support this growth.

      The increase in general and administrative expenses is primarily attributable to the following:

•	$76 million of increased domestic expenses related to billing, collection and customer care activities as a result of a larger customer base;

•	$85 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base;

•	$44 million of increased domestic bad debt expense related to the larger customer base; and

•	$37 million of increased international general and administrative expenses incurred to support the growth in our international markets, including a $26 million increase in bad debt expense resulting from a concerted program initiated in the first quarter of 1999 to enhance credit policies and aggressively review and take action on past due receivables. Following the institution of these initiatives, bad debt expense decreased $13 million from $23 million for the first half of 1999 to about $10 million for the second half of 1999.

      The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	continuing aggressive marketing and advertising campaigns;

•	increasing sales and marketing, customer care and back-office support staffing; and

•	increasing aggregate amounts of subscriber unit subsidies as we sell additional digital subscriber units and related accessories.

        d.  Depreciation and Amortization

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation and amortization	$1,004	30%	$832	45%	$172	21%

Depreciation	791	24%	627	34%	164	26%

Amortization	213	6%	205	11%	8	4%

      Depreciation and amortization increased primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional cell sites and switches both in existing domestic markets (primarily to enhance the coverage and capacity of our digital mobile network) and in existing and new international markets launched in the second half of 1998. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation begins when system assets are placed into service in the relevant markets.

        e.  Segment Earnings, Interest Expense, Interest Income and Other.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Segment earnings (losses)	$535	16%	$(220)	(12)%	$755	NM

Domestic	698	21%	(99)	(5)%	797	NM

International	(163)	(5)%	(121)	(7)%	(42)	(35)%

Interest expense	878	26%	656	36%	222	34%

Interest income	96	3%	34	2%	62	182%

Equity in losses of unconsolidated affiliates	(73)	(2)%	(12)	(1)%	(61)	NM

Foreign currency transaction (losses) gains	(61)	(2)%	10	1%	(71)	NM
Other, net

Realized gain on sale of investment	70	2%	—	—	70	NM

Other income (expense), net	17	1%	(35)	(2)%	52	149%

Income tax benefit	28	1%	192	10%	(164)	(85)%

Extraordinary loss	68	2%	133	7%	(65)	(49)%

Loss attributable to common stockholders	1,530	46%	1,801	98%	(271)	(15)%

NM — change not meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other non-recurring charges. Domestic segment earnings are expected to grow due to an increasing customer base and decreasing operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage. We expect international segment losses to continue while we are building out our digital mobile networks and expanding our presence in international markets. Based on the current stage of development of each of our reportable segments, most of our operating revenues, identifiable assets and segment earnings pertain to our domestic operations.

      The increase in interest expense resulted from the issuance of senior notes during November 1998, June 1999 and November 1999, as well as a higher average level of borrowings under our domestic bank credit facility and Nextel International’s bank and vendor credit facilities.

      The increase in interest income is primarily due to income recognized on the investment of the net proceeds received in November 1999 from both the public offering of class A common stock and the issuance in a private placement of our 9.375% senior notes due 2009.

      The increase in equity in losses of unconsolidated affiliates is primarily due to our equity method investment in Nextel Partners and increased losses in Nextel Communications Philippines and Nexnet Co., Ltd. The increase in the foreign currency transaction loss is due primarily to the devaluation of the Brazilian real relative to the U.S. dollar during 1999. A $70 million gain was recognized in 1999 on the sale of our 50% ownership interest in NEXTBAND Communications.

      We recorded an income tax benefit of $28 million (an effective tax rate of about 2%) in 1999, compared to $192 million (an effective tax rate of about 11%) in 1998. The change in the effective tax rate primarily resulted from a change in the tax law in 1998 which extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998; therefore, in 1998, more income tax benefit was recorded reflecting the increase in the net operating loss carryforward period. In specified circumstances, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. We increased the valuation allowance related to net operating losses by $448 million in 1999 and $487 million in 1998 since a significant portion of our deferred tax liabilities will reverse after existing net operating losses expire. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on our ability to use our net operating losses for income tax purposes.

      During the fourth quarter of 1999, we utilized a portion of the proceeds from the 9.375% senior notes to repurchase and redeem $546 million of our outstanding notes issued prior to 1997. As a result of the early retirement of the senior notes repurchased and redeemed during the fourth quarter of 1999, we recognized an extraordinary loss of about $68 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs.

     2.  Year Ended December 31, 1998 vs. Year Ended December 31, 1997

        a.  Operating Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in millions)

Operating revenues	$1,847	100%	$739	100%	$1,108	150%

Domestic	1,805	98%	726	98%	1,079	149%

International	42	2%	13	2%	29	223%

      Domestic operating revenues for 1998 increased from 1997 principally as a result of a 120% increase in end-of-period domestic digital subscriber units in service from about 1,270,700 at December 31, 1997, to about 2,789,900 at December 31, 1998. The increase in operating revenues primarily reflects the increased number of subscriber units in service in both new and existing markets and an increase in minutes of use producing an increase in the average monthly revenue per digital subscriber unit from about $66 in 1997 to about $69 in 1998. The growth in digital subscriber units in service is the result of a number of factors, including principally our increased sales force and marketing staff, increased distribution channels, expanded network capacity, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments. International operating revenues increased primarily as a result of increased units in service in Brazil, Argentina and Mexico, chiefly due to the launch of digital services in major markets in those countries during the second half of 1998.

        b.  Cost of Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in millions)

Cost of revenues	$516	28%	$289	39%	$227	79%

Domestic	496	27%	282	38%	214	76%

International	20	1%	7	1%	13	186%

      Domestic cost of revenues for 1998 increased from 1997 primarily as a result of an 82% increase in the number of switches placed in service and a greater than 50% increase in cell sites and related equipment placed into service during 1998, as well as increases in airtime usage and digital subscriber units in service. The improvement in cost of revenues as a percentage of revenues primarily resulted from economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service in 1998.

        c.  Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in millions)

Selling, general and administrative	$1,551	84%	$862	117%	$689	80%

Selling and marketing	954	52%	515	70%	439	85%

General and administrative	597	32%	347	47%	250	72%

      The increase in selling, general and administrative expenses for 1998 over 1997 consisted of an increase in domestic expenses of $573 million and an increase in international expenses of $116 million.

      We include the loss generated from the sale of digital subscriber units and related accessories in selling and marketing expenses, as the loss primarily represents marketing costs. The increase in selling and marketing expenses consisted primarily of increased costs incurred in connection with higher levels of consolidated sales of digital subscriber units, including:

•	$121 million of increased domestic dealer commissions and residuals earned by indirect distributors as a result of increased unit sales through indirect distribution channels;

•	$103 million of increased losses generated from consolidated sales of digital subscriber units and related accessories, including a loss of $12 million relating to international digital subscriber unit sales;

•	$93 million of increased domestic salaries, commissions and related personnel costs associated with increased internal sales and marketing staffing;

•	$68 million of increased domestic advertising, telemarketing and other marketing expenses attributable to the aggressive national and regional marketing campaigns that began in March 1997 and largely continued through most of 1998; and

•	$54 million of increased advertising and marketing expenses related to international operations as a result of the launch of digital service in Brazil in the second quarter of 1998 and Argentina and Mexico in the third quarter of 1998.

      The loss on digital subscriber unit and related accessory sales for 1998 increased 68% to $254 million, compared to $151 million for 1997 and decreased as a percentage of revenue. The increase in the loss on digital subscriber unit and related accessory sales compares favorably to the 120% increase in ending domestic digital subscriber units in service due to decreases in subsidies and discounts on a per unit basis offered to customers purchasing digital subscriber units and related accessories.

      The increase in general and administrative expenses is attributable to the following:

•	$94 million of increased personnel, facilities and general corporate expenses reflecting increased staffing for back-office activities;

•	$44 million of increased general and administrative expenses to support the growth of international operations;

•	$87 million of increased expenses related to billing and collection activities as a result of a larger customer base; and

•	$25 million of increased consolidated bad debt expense.

      We recognized consolidated bad debt expense of $82 million for the year ended December 31, 1998 (of which $7 million was attributable to Nextel International) compared to $57 million for the year ended December 31, 1997 (of which $1 million was attributable to Nextel International). We initiated a comprehensive and aggressive program with respect to our domestic operations for more stringent credit reviews and the collection of past due receivables in the second half of 1997, including involuntarily disconnecting some non-paying customer accounts. As a result of these initiatives, bad debt expense as a percentage of total revenues, including both operating revenues and digital equipment revenues classified within selling and marketing expense, decreased from about 6% for 1997 to about 4% for 1998.

        d.  Depreciation and Amortization.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation and amortization	$832	45%	$526	71%	$306	58%

Depreciation	627	34%	282	38%	345	122%

Amortization	205	11%	244	33%	(39)	(16)%

      The increase in depreciation expense reflects:

•	the effect of the placing into service during 1998 additional operational cell sites and switches in new and existing domestic and international markets; and

•	the effect of business acquisitions completed during 1998 and the last quarter of 1997.

System assets relating to the development and expansion of the digital mobile network represented the largest portion of capital expenditures during the period. Depreciation begins when systems assets are placed into service in the relevant markets.

      Beginning in the fourth quarter of 1997, we extended the amortization period applicable to our FCC licenses and certain goodwill derived from our domestic acquisitions from 20 years to 40 years. We believe that some events occurred throughout 1997 and became specifically apparent during the fourth quarter of 1997 that supported the extension of the useful lives of both the FCC licenses and domestic goodwill. These events provided specific evidence that our long-term domestic business plan was more likely to be achieved, resulting in the ability to economically utilize these assets over a longer period (i.e., 40 years) than was originally foreseeable. Specifically, our technology was modified throughout 1995, 1996 and 1997 to resolve concerns regarding the performance of our wireless technology experienced when the technology was initially deployed. The new product and digital technology became firmly established in October 1997 when we reached 1 million domestic digital subscriber units in service and noted increases in average revenue per subscriber unit. Further, we raised substantial capital during 1996 and 1997, enhancing our ability to complete the domestic digital mobile network build-out in accordance with our then current business plan. The combination of our proven technology, customer acceptance and financial support have allowed us to build our digital mobile network and provide substantially more than the minimal level of service necessary to assure the renewal of our FCC licenses. The majority of our FCC licenses have been obtained through business acquisitions. Our experience is that the value attributed to the net assets acquired in these business acquisitions, excluding the FCC licenses, and liabilities assumed is generally small, reflecting the less significant value we attach to those net assets and liabilities. As a result, the purchase price offered to the seller reflects primarily the value of the licenses acquired. Any resulting goodwill is amortized over the same life as our FCC licenses because we believe the two are closely related and provide benefits to us over the same periods. Therefore, in the fourth quarter of 1997, we extended the life of goodwill to coincide to the life of our FCC licenses, and as a result, amortization expense for 1998 decreased 16%.

        e.  Interest Expense, Interest Income and Other.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in millions)

Interest expense	$656	36%	$408	55%	$248	61%

Interest income	34	2%	30	4%	4	13%

Other, net	(37)	(2)%	7	1%	(44)	NM

Income tax benefit (provision)	192	10%	(259)	(35)%	451	174%

Extraordinary loss	133	7%	46	6%	87	189%

Loss attributable to common stockholders	1,801	98%	1,643	222%	158	10%

NM — change not meaningful

     The increase in interest expense for 1998 from 1997 resulted from the issuance of senior notes during 1997 and 1998, as well as a higher average level of borrowings under the domestic bank credit facility and Nextel International’s bank and vendor credit facilities. The increase was partially offset by a decrease in the weighted average interest rate on the total outstanding debt, which was a result of:

•	the refinancing of the domestic vendor credit facility during the first quarter of 1998; and

•	the retirement of a portion of the 11.5% senior notes due 2003 and the 12.25% senior notes due 2004 during the fourth quarter of 1997 and substantially all of the remaining amounts outstanding under these two senior notes series during the second quarter of 1998.

      The increase in interest income for 1998 from 1997 is primarily attributable to income recognized on the investment of the net proceeds received from our sale of the series E preferred stock and the senior notes issued in February 1998.

      In the fourth quarter of 1997, we entered into an interest rate protection agreement to lock in interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance. During the quarter ended September 30, 1998, management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expiration date. The interest rate protection agreement was terminated on September 29, 1998 and we recognized approximately $47 million of other expense within the statement of operations for the quarter ended September 30, 1998.

      We recorded an income tax benefit of $192 million (an effective tax rate of 11%) in 1998, compared to a provision of $259 million (an effective tax rate of 20%) in 1997. A change in the tax law for 1998 extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998. Income tax benefits in 1998 were derived from the recognition of net operating losses generated in 1998 that can be carried forward twenty years and that can be recognized against existing deferred tax liabilities. In certain circumstances, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. We increased the valuation allowance related to net operating losses by $487 million in 1998 and $767 million in 1997 since a significant portion of our deferred tax liabilities will reverse after existing net operating losses expire. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on our ability to use our net operating losses for income tax purposes.

      In April 1998, we purchased $294 million in book value of our 11.5% senior notes due 2003 and $333 million in book value of our 12.25% senior notes due 2004 at a cost in excess of related carrying amounts. As a result, we recorded an extraordinary loss of $133 million related to the early retirement of debt. The extraordinary loss represented the difference between the purchase price and the book value of those two series of senior notes on the date of purchase plus unamortized deferred financing costs.

C.  Liquidity and Capital Resources

      We had losses attributable to common stockholders of $1.5 billion for 1999 and $1.8 billion for 1998. The operating expenses and capital expenditures associated with developing, enhancing and operating the digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other non-operating needs. For the next several years, we intend to use existing cash and short-term investments, anticipated available credit under the existing credit facilities, earnings before interest, taxes, depreciation and amortization from our domestic operations and externally generated funds from debt and equity sources, as discussed below, to cover our currently anticipated future needs.

        a.  Cash Flows

      During 1999, working capital increased by $3.9 billion to $3.8 billion primarily due to the receipt in November 1999 of $2.8 billion in proceeds from a public offering and sale of class A common stock and the private placement of $2.0 billion of senior notes.

      Net cash provided by operating activities of $324 million during 1999 improved by $660 million compared to net cash used in operating activities of $336 million during 1998. The improvement in net cash provided by operating activities is primarily attributable to domestic operations and reflects increasing operating revenues and improved domestic operating results.

      Capital expenditures to fund the continued expansion of our domestic digital mobile network continue to represent the largest use of funds for investing activities. Net cash used in investing activities during 1999 increased $367 million compared to 1998, primarily due to the $1.0 billion increase in purchases of short term investments offset by a $113 million decrease in cash paid for capital expenditures, a $243 million decrease in the payments for acquisitions and purchases of licenses, the receipt of $280 million related to both the sale of our interest in NEXTBAND Communications, L.L.C, a joint venture, and the sale of assets to Nextel Partners and reimbursement of costs and operating expenses by Nextel Partners. Cash payments for capital expenditures totaled $1.9 billion during 1999 and $2.1 billion during 1998, including $145 million during 1999 and $371 million during 1998 for international operations.

      Net cash provided by financing activities during 1999 consisted primarily of gross proceeds from:

•	$2.8 billion in proceeds from the public offering of class A common stock;

•	$2.6 billion in proceeds from the issuance of debt securities;

•	$1.1 billion in borrowings under our bank and vendor credit facilities;

•	$600 million in proceeds from the sale of restricted class A common stock to Microsoft; and

•	$587 million in proceeds from SpectraSite Holdings, Inc. in connection with the transfer of specified telecommunications towers;

offset by the utilization of cash to retire $546 million in debt securities and to repay $423 million on the revolving line of credit under our domestic bank credit facility.

      In addition to the above financings, we raised about $1.2 billion in gross proceeds from the private placement in January 2000 of our 5.25% convertible senior notes due 2010.

D.  Future Capital Needs and Resources

      We anticipate that, for the foreseeable future, significant amounts of our available cash will be utilized for:

•	capital expenditures for the construction and enhancement of our digital mobile network, both domestically and internationally;

•	operating expenses relating to our digital mobile network, both domestically and internationally;

•	potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future FCC auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

      We anticipate that cash utilized for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 2000, as we build out, expand and enhance our digital mobile network. See Part I, “Item 1. Business — M. Risk Factors — 16. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      As of December 31, 1999, our domestic bank credit facility provided for total secured financing capacity of up to $5.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008. The total credit available under the facility was increased effective March 15, 2000, from $5.0 billion to $6.0 billion, when we established the $1.0 billion incremental senior secured term loan under the existing bank credit facility. We borrowed the entire amount of this $1.0 billion incremental term loan on March 15, 2000. The maturity date of the $1.0 billion incremental term loan is March 31, 2009. At December 31, 1999, we had borrowed $2.7 billion of our then available financing under the bank credit facility. As of March 15, 2000, $3.7 billion of debt was outstanding under the amended and restated bank credit facility. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. At December 31, 1999, we were able to access the entire $5.0 billion available under the bank credit facility in compliance with the debt incurrence covenants contained in our indentures and under the relevant terms of our applicable issues of preferred stock.

      As of December 31, 1999, $139 million had been borrowed by Nextel International under its equipment financing facility with Motorola Credit Corporation, leaving $86 million available for future borrowings under that facility. Additionally, as of December 31, 1999, $104 million had been borrowed by McCaw International (Brazil), Ltd. under its vendor financing agreement with Motorola Credit, leaving $21 million available for future borrowings. As of December 31, 1999, Nextel Argentina S.R.L. had borrowed $100 million under its original bank credit facility (representing all amounts available) and had borrowed $8 million of the $50 million in incremental term loans that are available under that facility as a result of amendments entered into in May 1999, leaving $42 million available for future borrowings. In January 2000, Nextel International borrowed the full $57 million in incremental term loans available under the loan agreement entered into with Motorola Credit.

      Currently, we expect to increase the level of our domestic and international capital expenditures during 2000. This increase is expected to be driven by several factors, including:

•	the contemplated expansion of digital mobile network coverage around most major domestic and selected international market areas, as well as in heavily traveled corridors between markets;

•	the contemplated construction of additional cell sites to increase system capacity and improve system quality, and the installation of related switching equipment, in existing markets of Nextel and Nextel International, including the installation of system infrastructure and cell sites sufficient to meet expected increases in system demand four to six months ahead of anticipated growth; and

•	the installation of system capital hardware and software items in connection with the planned initial commercial launch of our wireless data service offerings nationwide in 2000.

      Taking these anticipated capital expenditures into account for both Nextel and Nextel International, and assuming that a significant amount of Nextel International’s funding needs for calendar year 2000 will be satisfied with funds invested or advanced by us, and based upon the combined anticipated operating cash flow of the existing and expected wireless businesses and currently available cash resources, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2000. This conclusion is premised on the availability of funds from the following sources as of December 31, 1999 and thereafter:

•	consolidated cash and short term investments on hand as of December 31, 1999 of $4.5 billion, excluding $1.3 billion then held in trust, and since paid out, for the redemption of two series of our notes issued before 1997;

•	the availability of $3.3 billion of incremental funding over the amounts outstanding as of December 31, 1999 under our domestic bank credit facility, including the $1.0 billion of incremental term loan financing borrowed by us on March 15, 2000;

•	the availability of approximately $206 million in funding under Nextel International’s financing agreements described above, including the $57 million of incremental term loans borrowed in January 2000; and

•	the gross proceeds of about $1.2 billion from the January 2000 private placement of our 5.25% convertible senior notes due 2010.

      If our or Nextel International’s business plans change, or if economic conditions in our or their markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in the next calendar year, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the domestic or international mobile wireless businesses conducted by us or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, the above estimates and conclusions specifically exclude the impact of any significant acquisition transaction, or the pursuit of any significant new business opportunity not now contemplated, by us or Nextel International. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us, Nextel International or both to raise additional equity and debt funding to meet those needs.

      The availability of borrowings under the domestic bank credit facility and Nextel International’s financing agreements is subject to certain conditions and limitations, and we cannot provide assurance that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of our domestic and international digital mobile networks, the amount and timing of our capital expenditures and operating losses, the volatility and demand of the equity and debt markets, and the market price of our common stock.

      We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated or are described in this annual report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between Nextel and Motorola pursuant to which we acquired substantially all of Motorola’s domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without Motorola’s consent which may make securing certain strategic equity investments more difficult. In this connection, the investment by Microsoft in May 1999 did not involve granting any superior governance rights. Our ability to incur additional indebtedness, including, in certain circumstances, indebtedness incurred under our domestic bank credit facility, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

E.  Effect of Inflation and Foreign Currency Exchange

      Inflation is not a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of certain system infrastructure and subscriber equipment, but we do not currently believe that any of these price changes will be material to our business.

      The net assets of the subsidiaries of Nextel International are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, the long-term debt of Nextel International and its subsidiaries is almost entirely in U.S. dollar denominated form, which also exposes such entities to local foreign exchange risks. Certain subsidiaries conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Nextel International will seek to protect its earnings from inflation and possible currency devaluation by trying to periodically adjust the relevant subsidiaries’ prices in local currencies. However, we cannot provide assurance that any significant devaluation of a foreign currency against the U.S. dollar could be offset, in whole or in part, by a corresponding price increase. While Nextel International routinely assesses its foreign currency exposure, Nextel International has not entered into any hedging transactions.

F.  Year 2000 Issues

      We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of “Year 2000” issues. However, it is possible that the full impact of the date change, which was of concern due to the possibility that Nextel’s computer programs that had date-sensitive software may have recognized a date using “00” as the year 1900 rather than the year 2000, has not been fully recognized. For example, it could be possible that year 2000 or similar issues, such as leap year-related problems, may occur and impair our ability to process transactions, send invoices, maintain payroll or engage in similar normal business activities such as financial closings at month or quarterly end. We believe that any of these types of problems that may be encountered are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. We are not currently aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers.

G.  Effect of New Accounting Standards

      1.  Statement of Financial Accounting Standards No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      2.  Statement of Position 98-1

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards require the capitalization of certain software implementation costs relating to software acquired or developed and implemented for internal use. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

      3.  Statement of Position 98-5

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” This statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      We use mandatorily redeemable preferred stock, senior notes, finance obligations and bank and vendor credit facilities to finance our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR or the U.S. prime rate which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative instruments are matched with the existing on-balance sheet instruments and thus do not constitute speculative or leveraged positions independent of these exposures.

      Nextel International’s revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior discount notes and bank and vendor credit facilities which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real, Mexican peso and the Argentine peso, expose us to foreign currency exchange rate risk.

      As of December 31, 1999, we held about $1.1 billion of debt securities in the form of commercial paper and U.S. government securities as short-term investments classified as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As the weighted average maturity from the date of purchase was less than four months, these short-term investments do not expose us to a significant amount of interest rate risk.

      Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc., a publicly traded company, that had a fair value of $288 million as of December 31, 1999. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” this investment is reported at its market value in our financial statements. Negative fluctuations in Clearnet Communications’ stock price expose us to equity price risk. A 10% decline in the stock price would result in a $29 million decrease in the fair value of our investment in Clearnet Communications, which would be recorded in other comprehensive income (loss) in stockholders’ equity.

      The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of December 31, 1999 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, finance obligation and bank and vendor credit facilities in effect at December 31, 1999, and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — D. Future Capital Needs and Resources.” For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this Section have been determined based on:

•	quoted market prices for mandatorily redeemable preferred stock and senior notes;

•	carrying value for the bank and vendor credit facilities at December 31, 1999, as interest rates are reset periodically;

•	estimates for the finance obligation based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap and collar agreements.

      Notes 8, 9 and 12 to the consolidated financial statements contain descriptions of our senior notes, bank and vendor credit facilities, interest rate risk management agreements and mandatorily redeemable preferred stock and should be read in conjunction with the table below. A description of significant changes in outstanding amounts of mandatorily redeemable preferred stock, senior notes, finance obligation and available bank borrowings that occurred in 1999 is included in Part I, “Item 1. Business — E. Fiscal Year 1999 Domestic Transactions and Developments” and “— F. Fiscal Year 1999 International Transactions and Developments.” The senior note issuances, finance obligation transaction and the increase in the amounts outstanding under the amended bank and vendor credit agreements increased the amount of fixed and variable obligations due in each period presented. The decrease in the notional amount maturing in 2001 for variable to fixed rate interest rate swaps is attributable to the termination of one swap in accordance with its original terms. There was not a realized gain or loss associated with this termination.

	Year of Maturity
								Fair
	2000	2001	2002	2003	2004	Thereafter	Total	Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long- Term Debt and Finance Obligations

Fixed Rate	$1,197	$31	$34	$38	$34	$11,431	$12,765	$12,231

Average Interest Rate	10%	8%	8%	8%	8%	10%	10%

Variable Rate	33	79	116	193	226	2,354	3,001	3,001

Average Interest Rate	10%	10%	10%	9%	9%	9%	9%

Interest Rate Swaps:

Variable to Fixed		150		100		570	820	(38)

Average Pay Rate		5%		6%		8%	7%

Average Receive Rate		6%		6%		6%	6%

Variable to Variable	50	100		400			550	3

Average Pay Rate	6%	6%		5%			6%

Average Receive Rate	6%	6%		6%			6%

Interest Rate Collars:

Collars				200			200

Average Cap				7%			7%

Average Floor				4%			4%

	Year of Maturity
								Fair
	2000	2001	2002	2003	2004	Thereafter	Total	Value

	(U.S. dollars in millions)

II. Foreign Exchange Rate Sensitivity

Long-Term Debt:

Fixed Rate	$1	$1	$1			$1,681	$1,684	$1,078

Average Interest Rate	14%	14%	14%			13%	13%

Variable Rate	33	79	90	$90	$59		351	351

Average Interest Rate	10%	10%	10%	10%	10%		10%

Item 8.  Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required in this item regarding our directors is incorporated in this item by reference from the definitive Proxy Statement for our 2000 Annual Meeting, which is scheduled to be filed with the Securities and Exchange Commission on or before April 24, 2000, under the caption “Election of Directors.” The information required in this item regarding executive officers required is set forth in Part I of this Form 10-K Annual Report under the heading “Executive Officers of the Registrant,” which information is incorporated herein by reference. The information required by this item regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers, and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from the same definitive Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

      The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for our 2000 Annual Meeting, which is scheduled to be filed with the Securities and Exchange Commission on or before April 24, 2000, under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated in this item by reference from the definitive Proxy Statement for our 2000 Annual Meeting, which is scheduled to be filed with the Securities and Exchange Commission on or before April 24, 2000, under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated in this item by reference from the definitive Proxy Statement for our 2000 Annual Meeting, which is scheduled to be filed with the Securities and Exchange Commission on or before April 24, 2000, under the caption “Certain Relationships and Related Transactions.”

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  (1)  The following Financial Statements are included in Part II Item 8:

(2)	The following Financial Statement Schedules are submitted with this Annual Report on Form 10-K and are included in this item in Item 14(d) below. Schedules other than those listed below are omitted because they are either not required or not applicable. below. Schedules other than those listed below are omitted because they are either not required or not applicable.

Schedule I	F-41

Schedule II	F-45

(3)	List of — Refer to Exhibit Index, which is incorporated in this item by reference.

      (b)  Reports on Form 8-K:

(1)	Current Report on Form 8-K dated October 20, 1999, and filed with the Commission on October 21, 1999, reporting under Item 5, our third quarter results and changes to our board of directors.

(2)	Current Report on Form 8-K dated and filed with the Commission on November 8, 1999, reporting under Item 5, our announcement of the offering of $2.0 billion of 9.375% senior notes.

(3)	Current Report on Form 8-K dated and filed with the Commission on November 12, 1999, reporting under Item 5, our completion of the offering of $2.0 billion of 9.375% senior notes.

(4)	Current Report on Form 8-K dated November 30, 1999, and filed with the Commission on December 1, 1999, reporting under Item 5, changes to our board of directors and our issuance of notice to redeem some outstanding notes.

(5)	Current Report on Form 8-K dated and filed with the Commission on December 16, 1999, reporting under Item 5, our issuance of notice to redeem some other outstanding notes.

(6)	Current Report on Form 8-K dated and filed with the Commission on December 21, 1999, reporting under Item 5, our filing with the FCC a Petition for Expedited Declaratory Ruling regarding certain actions we then proposed to take involving the bankruptcy of NextWave Telecom Inc.

(7)	Current Report on Form 8-K dated December 22, 1999 and filed with the Commission on December 23, 1999, reporting under Item 5, our intention to withdraw the Petition mentioned in (6) above and certain related actions.

(8)	Current Report on Form 8-K dated and filed with the Commission on December 23, 1999, reporting under Item 5, our issuance of notice to redeem some other outstanding notes.

      (c)  Exhibits listed above in Item 14(a)(3) are included herein.

      (d)  Financial Statement Schedules listed above in Item 14(a)(2) are included in this item.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ STEVEN M. SHINDLER

March 30, 2000

Steven M. Shindler
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ DANIEL F. AKERSON Daniel F. Akerson	Chairman of the Board of Directors	March 30, 2000
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	March 30, 2000
/s/ STEVEN M. SHINDLER Steven M. Shindler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2000
/s/ WILLIAM G. ARENDT William G. Arendt	Vice President and Controller (Principal Accounting Officer)	March 30, 2000
/s/ MORGAN E. O’BRIEN Morgan E. O’Brien	Vice Chairman of the Board	March 30, 2000
/s/ KEITH J. BANE Keith J. Bane	Director	March 30, 2000
/s/ WILLIAM E. CONWAY William E. Conway	Director	March 30, 2000
/s/ CRAIG O. MCCAW Craig O. McCaw	Director	March 30, 2000
/s/ JANET HILL Janet Hill	Director	March 30, 2000
/s/ WILLIAM A. HOGLUND William A. Hoglund	Director	March 30, 2000
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 30, 2000
/s/ FRANK M. DRENDEL Frank M. Drendel	Director	March 30, 2000

Exhibit Index

Exhibit
Number	Exhibit Description

3.1.1	Restated Certificate of Incorporation of Nextel (filed on July 31, 1995 as Exhibits No. 4.1.1 and 4.1.2 to Nextel’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement No. 33-91716 on Form S-4 (the “Nextel S-8 Registration Statement”) and incorporated herein by reference).
3.1.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Series D Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed on July 21, 1997 as Exhibit 4.1 to the Current Report on Form 8-K dated on July 21, 1997 and incorporated herein by reference).
3.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed on February 12, 1998 as Exhibit 4.1 to the Current Report on Form 8-K dated on February 11, 1998 (the “February 11 Form 8-K”) and incorporated herein by reference).
3.1.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed on February 10, 1999 as Exhibit 4.16 to Nextel’s Registration Statement on Form S-4 (the “February 1999 Form S-4”) and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Nextel (filed on July 31, 1995 as Exhibit No. 4.2 to the Nextel S-8 Registration Statement and incorporated herein by reference).
4.1.1	Indenture for Senior Discount Notes due 2007, dated as of March 6, 1997, between McCaw International, Ltd. and The Bank of New York, as Trustee (filed on March 31, 1997 as Exhibit 4.24 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).
4.1.2	Warrant Agreement, dated as of March 6, 1997, between Nextel International, Inc. and The Bank of New York (filed on March 31, 1997 as Exhibit 4.26 to the 1996 Form 10-K and incorporated herein by reference).
4.2	Indenture dated September 17, 1997 between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 10.65% Senior Redeemable Discount Notes due 2007 (filed on September 22, 1997 as Exhibit 4.1 to Nextel’s Current Report on Form 8-K dated September 22, 1997 and incorporated herein by reference).
4.3	Indenture, dated as of October 22, 1997, between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.75% Senior Serial Redeemable Discount Notes due 2007 (filed on October 23, 1997 as Exhibit 4.1 to Nextel’s Current Report on Form 8-K dated October 23, 1997 and incorporated herein by reference).
4.4	Indenture, dated as of February 11, 1998, between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.95% Senior Serial Redeemable Discount Notes due 2008 (filed on February 12, 1998 as Exhibit 4.2 to the February 11 Form 8-K and incorporated herein by reference).
4.5	Indenture, dated as of November 4, 1998, between Nextel Communications, Inc. and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 12.0% Senior Serial Redeemable Notes due 2008 (filed on February 10, 1999 as Exhibit 4.13.1 to the February 1999 Form S-4 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.6	Indenture for 12.125% Senior Discount Notes due 2008, dated March 12, 1998, between Nextel International, Inc. and The Bank of New York, as Trustee (filed on May 14, 1998 as Exhibit 4.1 to Nextel International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
4.7	Indenture, dated as of June 16, 1999, by and between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 4.75% Convertible Senior Notes due 2007 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on June 23, 1999 and incorporated herein by reference).
4.8	Indenture, dated as of November 12, 1999, between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.375% Senior Notes due 2009 (filed as Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the “1999 Third Quarter 10-Q”) and incorporated herein by reference).
4.9.1	Indenture, dated as of January 26, 2000, between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed on January 26, 2000 as Exhibit 4.1 to the Current Report on Form 8-K dated as of January 26, 2000 and incorporated herein by reference).
4.9.2	Registration Rights Agreement, dated as of January 26, 2000, between Nextel and Morgan Stanley & Co. Incorporated relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed on January 26, 2000 as Exhibit 10.1 to the Current Report on Form 8-K dated as of January 26, 2000 and incorporated herein by reference).
4.10	Amended and Restated Credit Agreement, dated as of November 9, 1999, among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.3 to the 1999 Third Quarter 10-Q and incorporated herein by reference).
4.11	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated as of March 15, 2000 and incorporated herein by reference).
10.1*	Letter Agreement between Motorola, Inc. and Nextel, dated as of November 4, 1991 (filed on November 15, 1991 as Exhibit 10.47 to the Registration Statement No. 33-43415 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by reference).
10.2.1*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola, Inc. and Nextel, dated as of November 4, 1991 (filed on November 15, as Exhibit 10.48 to the S-1 Registration Statement and incorporated herein by reference).
10.2.2*	Amendment, dated August 4, 1994, to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement, between Nextel and Motorola, dated November 1, 1991, as amended and to the Letter Agreement, between Nextel and Motorola, dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed as Exhibit 10.02 to the Registration Statement (No. 33-91716) on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).
10.2.3*	Second Amendment to Equipment Purchase Agreements, dated April 4, 1995 (filed as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by Reference).

Exhibit
Number	Exhibit Description

10.2.4*	Amendment 004 to Enhanced Specialized Mobile Radio System Purchase Agreement, dated as of April 28, 1996, between Nextel and Motorola, Inc. (filed on July 5, 1996 as Exhibit 99.1 to Nextel’s Current Report on Form 8-K dated July 5, 1996 and incorporated herein by reference).
10.2.5*	Nextel/ Motorola Agreement (relating to equipment purchase), dated March 27, 1997 (filed on May 14, 1997 as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10.2.6*	IDEN Infrastructure [*] Supply Agreement between Motorola, Inc., and Nextel Communications, Inc. dated as of April 13, 1999 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.2.7*	Amendment dated as of December 29, 1999, to the iDEN Subscriber Supply Agreement dated as of November 4, 19991 between Nextel Communications and Motorola (filed herewith).
10.2.8*	Amendment 001 dated December 29, 1999, to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel Communications and Motorola (filed herewith).
10.2.9*	Amendment 002 dated December 30, 1999, to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel Communications and Motorola (filed herewith).
10.3.1	Agreement and Plan of Contribution and Merger, dated August 4, 1994, as amended, by and among Nextel, Motorola, Inc., EMSR, Inc., ESMR Sub, Inc. and Others (filed on April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.3.2	Registration Rights Agreement, dated July 28, 1995, by and between Nextel and Motorola (filed on November 14, 1995 as Exhibit 10.8 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.4.1	Warrant Agreement between Motorola, Inc. and Nextel, dated November 1, 1991 (filed on November 15, 1991 as Exhibit 10.53 to the S-1 Registration Statement and incorporated herein by reference).
10.4.2	Amendment, dated as of April 26, 1996, to Warrant Agreement between Motorola, Inc. and Nextel (f/k/a Fleet Call, Inc.) (filed on August 14, 1996 as Exhibit 10.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
10.5.1	Warrant Acquisition Agreement, dated as of July 14, 1993, by and between OneComm Corporation and The Chase Manhattan Bank (National Association), and Form of Stock Purchase Warrant (filed as Exhibit 10.42 to the S-1 Registration Statement of OneComm Corporation (file no. 353-63748) and incorporated herein by reference).
10.5.2	Registration Rights Agreement, dated July 28, 1995, by and among Nextel, The Chase Manhattan Bank (National Association), Canadian Imperial Bank of Commerce and Fleet National Bank (filed on April 1, 1996 as Exhibit 10.57 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.6.1	Securities Purchase Agreement between Nextel, Digital Radio, L.L.C and Craig O. McCaw, dated April 4, 1995 (filed on April 11, 1995 as Exhibit 2.1 to Nextel’s Current Report on Form 8-K dated April 10, 1995 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.6.2	Incentive Option Agreement, dated April 4, 1995, between Nextel and Eagle River, Inc. filed as Exhibit 99.3 to Nextel’s Current Report on Form 8-K dated April 10, 1995 and filed on April 11, 1995 and incorporated herein by reference).
10.6.3	Forms of Option Agreements dated April 6, 1995 between Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed on March 31, 1997 as Exhibit 10.26 to the 1996 Annual Report on Form 10-K and incorporated herein by reference).
10.6.4	Form of Registration Rights Agreement, dated July 28, 1995, by and among Nextel and Digital Radio, L.L.C. (filed on March 31, 1997 as Exhibit 10.38 to the 1996 Form 10-K and incorporated herein by reference).
10.6.5	First Amendment to Registration Rights Amendment (amending that certain Registration Rights Agreement dated June 29, 1995) by and among Digital Radio, L.L.C., and Option Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.7 to the Current Report on Form 8-K (the “July 9, 1997 8-K”) and incorporated herein by reference).
10.7	Option Exercise and Lending Commitment Agreement by and among Nextel and Digital Radio, L.L.C., dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.1 to the July 9, 1997 8-K and incorporated herein by reference).
10.8.1	Option Purchase Agreement by and among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition, L.L.C., dated as of June 16, 1997 (filed on July 9, 1997 as Exhibit 10.3 to the July 9, 1997 Form 8-K and incorporated herein by reference).
10.8.2	Option Agreement (First New Option) by and between Option Acquisition, L.L.C., and Nextel, dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.4 to the July 9, 1997 Form 8-K and incorporated herein by reference).
10.8.3	Option Agreement (Second New Option) by and between Option Acquisition, L.L.C., and Nextel, dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.5 to the July 9, 1997 Form 8-K and incorporated herein by reference).
10.8.4	Registration Rights Agreement (Option Acquisition) by and among Nextel and Option Acquisition, L.L.C., dated as of June 18, 1997 (filed on July 9, 1997 as Exhibit 10.6 to the July 9, 1997 Form 8-K and incorporated herein by reference).
10.9***	Form of Indemnification Agreement, and Exhibits thereto between Nextel and each of its directors (filed on June 24, 1992 as Exhibit 10.56 to Nextel’s Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.10***	Employment Agreement, dated as of March 26, 1992, between Nextel and Robert Foosaner (filed on May 27, 1993 as Exhibit 10.41 to Nextel’s Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).
10.11***	The Nextel Stock Option Plan (filed on December 21, 1992 as Exhibit 4(c) to Nextel’s Registration Statement No. 33-56080 on Form S-8 and incorporated herein by reference).
10.12.1* **	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan (filed on November 15, 1999 as Exhibit 10.3 to Nextel’s quarterly report on form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.13***	Nextel Associate Stock Purchase Plan (filed on June 21, 1996 as Exhibit 4.3 to Nextel’s Registration Statement No. 333-06523 on Form S-8 and incorporated herein by reference).
10.14***	Nextel Communications, Inc. Cash Compensation Deferral Plan (filed on December 17, 1997 as Exhibit 4.1 to Nextel’s Registration Statement No 333-42537 on Form S-8 and incorporated herein by reference).

Exhibit
Number		Exhibit Description

10.15.1*	**	Employment Agreement dated as of March 5, 1996 between Daniel Akerson and Nextel (filed on March 31, 1997 as Exhibit 10.35 to the 1996 Form 10-K and incorporated herein by reference).
10.15.2*	**	Letter Amendment to Employment Agreement dated as of March 24, 1998 between Daniel Akerson and Nextel (filed on March 31, 1998 as Exhibit 10.20.2 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”) and incorporated herein by reference).
10.15.3*	**	Letter Amendment to Employment Agreement, dated as of February 26, 1999, between Daniel Akerson and Nextel (filed on March 30, 1999 as Exhibit 10.15.3 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”) and incorporated herein by reference).
10.15.4*	**	Non-Negotiable Unsecured Promissory Note, dated March 10, 1999, issued by Daniel Akerson to a subsidiary of Nextel (filed as Exhibit 10.15.4 to the 1998 10-K and incorporated herein by reference).
10.16.1*	**	Employment Agreement, dated February 1, 1996, between Tim Donahue and Nextel, (filed on March 31, 1997 as Exhibit 10.36 to the 1996 Form 10-K and incorporated herein by reference).
10.16.2*	**	Addendum to Employment Agreement between Tim Donahue and Nextel, dated March 24, 1997 (filed on March 31, 1997 as Exhibit 10.37 to the 1996 Form 10-K and incorporated herein by reference).
10.17.1		Joint Venture Agreement by and among Nextel Partners, Inc., Nextel Partners Operating Corp., and Nextel WIP Corp., dated as of January 29, 1999 (filed on February 24, 1999 as Exhibit 10.1 to the Current Report on Form 8-K dated February 24, 1999 (the “February 24 8-K”) and incorporated herein by reference).
10.17.2		Shareholders’ Agreement among Nextel Partners, Inc., and the Shareholders named therein, dated as of January 29, 1999 (filed on February 24, 1999 as Exhibit 10.2 to the February 24 8-K and incorporated herein by reference).
10.17.3		Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999 (filed on February 24, 1999 as Exhibit 10.3 to the February 24 8-K and incorporated herein by reference).
10.18		Investment Agreement by and between Nextel Communications, Inc. and Microsoft Corporation dated as of May 7, 1999 (including the form of Registration Rights Agreement attached as Exhibit A thereto) (filed as Exhibits 10.1 and 10.2 respectively, to the Current Report on Form 8-K dated May 12, 1999 and filed on May 13, 1999 and incorporated herein by reference).
10.19		Master Site Lease Agreement between Nextel of New York, Inc. Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc. Nextel West Corp., and Nextel of California, Inc. and Tower Asset Sub Inc. and Landlord Parties As Defined Therein (filed on April 29, 1999 As Exhibit 10.33 to the Registration Statement No. 333-67043 On Form S-4 (the “SpectraSite Holdings S-4 Registration Statement”) and incorporated herein by reference)
10.20		Master Site Commitment Agreement between Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc. and Tower Asset Sub Inc. (filed on April 29, 1999 as Exhibit 10.34 to the SpectraSite Holdings S-4 Registration Statement and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.21	NEXTBAND Interests Purchase Agreement, dated as of March 3, 1999, by and between Nextel Spectrum Acquisition Corp. and NEXTLINK Communications, Inc. (including the Form of Registration Rights Agreement attached as Exhibit A thereto) (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on April 11, 1999 and incorporated herein by reference).
21	Subsidiaries of Nextel (filed as Exhibit 21 hereto).
23	Consent of Deloitte & Touche LLP (filed as Exhibit 23 hereto).
27**	Financial Data Schedule (filed as Exhibit 27 hereto).
99.1	Memorandum Opinion and Order of the FCC, dated as of February 13, 1991 (filed on December 5, 1992 as Exhibit 28.1 to the S-1 Registration Statement and incorporated herein by reference).
99.2	Letter from Motorola, Inc. to Nextel dated as of January 13, 1992 (filed on January 16, 1992 as Exhibit 28.2 to the S-1 Registration Statement and incorporated herein by reference).
99.3	Order entered by the United States District Court for the District of Columbia on July 25, 1995 approving the proposed consent decree between the Antitrust Division of the United States Justice Department, Motorola, Inc. and Nextel (filed on April 1, 1996 as Exhibit 99.3 to the 1995 Form 10-K and incorporated herein by reference).

*	Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

***	Management contract or compensatory plan or arrangement.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and

Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Nextel Communications, Inc.

      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia

February 25, 2000
(March 28, 2000 as to paragraphs 21, 23 and 26 of
Note 8 and paragraph 3 of Note 18)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 1999 and 1998
(in millions)

	1999	1998

ASSETS

Current assets

Cash and cash equivalents (of which $1,365 and $121 is restricted)	$4,701	$321

Short-term investments	1,107	—

Accounts and notes receivable, net	619	443

Subscriber unit and accessory inventory	113	63

Assets held for sale	—	132

Prepaid expenses and other	80	93

Total current assets	6,620	1,052

Property, plant and equipment, net	6,152	4,915

Intangible assets, net	4,551	4,937

Investments and other assets	1,087	669

	$18,410	$11,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$981	$636

Accrued expenses and other	659	537

Current portion of long-term debt and finance obligation	1,191	9

Total current liabilities	2,831	1,182

Long-term debt	9,760	7,710

Finance obligation	552	—

Deferred income taxes	799	771

Other	80	73

Total liabilities	14,022	9,736

Commitments and contingencies (Notes 2, 8, 11 and 15)

Minority interest	44	29

Mandatorily redeemable preferred stock	1,770	1,578

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	291	291

Common stock, class A, 351 and 272 shares issued, 351 and 271 shares outstanding	—	—

Common stock, class B, nonvoting convertible, 18 shares issued and outstanding	—	—

Paid-in capital	8,047	4,379

Accumulated deficit	(5,739)	(4,401)

Treasury stock, at cost	(6)	(13)

Deferred compensation, net	(23)	(2)

Accumulated other comprehensive income (loss)	4	(24)

Total stockholders’ equity	2,574	230

	$18,410	$11,573

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 1998 and 1997
(in millions, except per share amounts)

	1999	1998	1997

Operating revenues	$3,326	$1,847	$739

Operating expenses

Cost of revenues	697	516	289

Selling, general and administrative	2,094	1,551	862

Depreciation and amortization	1,004	832	526

	3,795	2,899	1,677

Operating loss	(469)	(1,052)	(938)

Other income (expense)

Interest expense	(878)	(656)	(408)

Interest income	96	34	30

Equity in losses of unconsolidated affiliates	(73)	(12)	(13)

Foreign currency transaction (losses) gains	(61)	10	6

Other, net	87	(35)	14

	(829)	(659)	(371)

Loss before income tax benefit (provision) and extraordinary item	(1,298)	(1,711)	(1,309)

Income tax benefit (provision)	28	192	(259)

Loss before extraordinary item	(1,270)	(1,519)	(1,568)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(68)	(133)	(46)

Net loss	(1,338)	(1,652)	(1,614)

Mandatorily redeemable preferred stock dividends	(192)	(149)	(29)

Loss attributable to common stockholders	$(1,530)	$(1,801)	$(1,643)

Loss per share attributable to common stockholders, basic and diluted:

Loss before extraordinary item attributable to common stockholders	$(4.58)	$(5.98)	$(6.41)

Extraordinary item	(0.21)	(0.48)	(0.18)

	$(4.79)	$(6.46)	$(6.59)

Weighted average number of common shares outstanding	319	279	249

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 1999, 1998 and 1997
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1996	8	$300	211	$—	18	$—

Net loss

Unrealized gain on available-for-sale securities, net of income tax

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			18	—

Employee stock purchase plan

Acquisitions			19	—

Consent solicitation			4	—

Conversion of preferred stock	—	(9)	1	—

Repurchase of Comcast option

Issuance of McCaw option to purchase common stock

Deferred compensation and other

Redeemable preferred stock dividends

Balance, December 31, 1997	8	291	253	—	18	—

Net loss

Unrealized loss on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			4	—

Employee stock purchase plan

Acquisitions			5	—

Option Acquisition exercise			10	—

Deferred compensation

Redeemable preferred stock dividends

Balance, December 31, 1998	8	291	272	—	18	—

Net loss

Unrealized gain on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			28	—

Employee stock purchase plan

Public offering, net of issuance costs			34	—

Issuance of restricted stock			17	—

Deferred compensation and other			—	—

Redeemable preferred stock dividends

Balance, December 31, 1999	8	$291	351	$—	18	$—

[Additional columns below] [Continued from above table, first column(s) repeated]

			Treasury Stock
	Paid-in	Accumulated			Deferred
	Capital	Deficit	Shares	Amount	Compensation

Balance, December 31, 1996	$3,673	$(1,135)	2	$(31)	$(12)

Net loss		(1,614)

Unrealized gain on available-for-sale securities, net of income tax

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants	256		—	2

Employee stock purchase plan	(2)		(1)	5

Acquisitions	388		—	1

Consent solicitation	63

Conversion of preferred stock	9

Repurchase of Comcast option	(25)

Issuance of McCaw option to purchase common stock	25

Deferred compensation and other	21				4

Redeemable preferred stock dividends	(29)

Balance, December 31, 1997	4,379	(2,749)	1	(23)	(8)

Net loss		(1,652)

Unrealized loss on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants	28		—	2

Employee stock purchase plan	—		—	8

Acquisitions	121

Option Acquisition exercise	—

Deferred compensation	—				6

Redeemable preferred stock dividends	(149)

Balance, December 31, 1998	4,379	(4,401)	1	(13)	(2)

Net loss		(1,338)

Unrealized gain on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants	467		—	—

Employee stock purchase plan	3		(1)	9

Public offering, net of issuance costs	2,752

Issuance of restricted stock	600

Deferred compensation and other	38		—	(2)	(21)

Redeemable preferred stock dividends	(192)

Balance, December 31, 1999	$8,047	$(5,739)	—	$(6)	$(23)

[Additional columns below] [Continued from above table, first column(s) repeated]

		Accumulated Other
		Comprehensive (Loss)
		Income

	Notes	Unrealized
	Receivable	Gain	Cumulative
	from	(Loss) on	Translation
	Stockholders	Investments	Adjustment	Total

Balance, December 31, 1996	$(1)	$15	$—	$2,809

Net loss				(1,614)

Unrealized gain on available-for-sale securities, net of income tax		8		8

Total comprehensive loss				(1,606)

Issuance of common stock:

Exercise of options and warrants				258

Employee stock purchase plan				3

Acquisitions				389

Consent solicitation				63

Conversion of preferred stock				—

Repurchase of Comcast option				(25)

Issuance of McCaw option to purchase common stock				25

Deferred compensation and other	1			26

Redeemable preferred stock dividends				(29)

Balance, December 31, 1997	—	23	—	1,913

Net loss				(1,652)

Unrealized loss on available-for-sale securities, net of income tax		(23)		(23)

Foreign currency translation adjustment			(24)	(24)

Total comprehensive loss				(1,699)

Issuance of common stock:

Exercise of options and warrants				30

Employee stock purchase plan				8

Acquisitions				121

Option Acquisition exercise				—

Deferred compensation				6

Redeemable preferred stock dividends				(149)

Balance, December 31, 1998	—	—	(24)	230

Net loss				(1,338)

Unrealized gain on available-for-sale securities, net of income tax		142		142

Foreign currency translation adjustment			(114)	(114)

Total comprehensive loss				(1,310)

Issuance of common stock:

Exercise of options and warrants				467

Employee stock purchase plan				12

Public offering, net of issuance costs				2,752

Issuance of restricted stock				600

Deferred compensation and other				15

Redeemable preferred stock dividends				(192)

Balance, December 31, 1999	$—	$142	$(138)	$2,574

The accompanying notes are an integral part of these consolidated financial statements

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997
(in millions)

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(1,338)	$(1,652)	$(1,614)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of deferred financing costs and accretion of senior redeemable discount notes, net of capitalized accreted interest	409	491	303

Depreciation and amortization	1,004	832	526

Provision for losses on accounts receivable	152	82	57

Deferred income tax (benefit) provision	(28)	(192)	259

Extraordinary loss on retirement of debt	68	133	46

Gain on sale of equity in joint venture	(70)	—	—

Equity in losses of unconsolidated affiliates	73	12	13

Net foreign currency transaction loss (gain)	61	(10)	(6)

Loss on interest rate protection agreement	—	47	—

Other, net	19	20	19

Change in assets and liabilities, net of effects from acquisitions:

Accounts and notes receivable	(337)	(298)	(205)

Subscriber unit and accessory inventory	(65)	20	(69)

Other assets	5	(15)	(37)

Accounts payable, accrued expenses and other	371	194	303

Net cash provided by (used in) operating activities	324	(336)	(405)

Cash flows from investing activities:

Capital expenditures	(1,947)	(2,060)	(1,554)

Purchases of short-term investments	(1,101)	(95)	(234)

Proceeds from maturities and sales of short-term investments	—	224	108

Proceeds from sale of assets	294	—	—

Payments for acquisitions and purchase of licenses, net of cash acquired	(97)	(340)	(265)

Other investments and advances to affiliates	(43)	(164)	(60)

Payments for equipment made on behalf of affiliate	—	(92)	—

Net cash used in investing activities	(2,894)	(2,527)	(2,005)

Cash flows from financing activities:

Sale of common stock and exercise of stock options, warrants and other	3,819	30	283

Issuance of debt securities	2,600	1,697	1,700

Borrowings under long-term credit facilities	1,077	1,019	250

Repayments under long-term credit facilities	—	(152)	—

Proceeds from financing obligation	587	—	—

Retirement of debt securities	(546)	(741)	(283)

Revolving line of credit (repayments) borrowings, net	(423)	222	231

Issuance of redeemable preferred stock	—	900	500

Deferred financing costs	(139)	(105)	(139)

Other	(9)	12	30

Net cash provided by financing activities	6,966	2,882	2,572

Effect of exchange rate changes on cash and cash equivalents:	(16)	—	—

Net increase in cash and cash equivalents	4,380	19	162

Cash and cash equivalents, beginning of period	321	302	140

Cash and cash equivalents, end of period	$4,701	$321	$302

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Operations and Significant Accounting Policies

      As used in these consolidated financial statements, references to “Nextel,” “us,” “our” or “we” are intended to include Nextel Communications, Inc. and its subsidiaries.

      Operations. We provide a wide array of digital wireless communications services throughout the United States, utilizing frequencies licensed by the Federal Communications Commission, referred to as the FCC. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network uses iDEN, or integrated Digital Enhanced Network, technology developed by Motorola, Inc.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as “Nextel Direct Connect” service;

•	paging; and

•	short-messaging service.

      We refer to the handset device on which we deliver these services as a subscriber unit.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary Nextel International, Inc. Nextel International, through its subsidiaries and affiliates, owns and operates wireless communications systems in and around major metropolitan market areas in Latin America, Asia and Canada. Together with Nextel International, we provide services in ten of the world’s 25 largest cities.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel Communications, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. To facilitate the timely reporting of consolidated results, the accounts of Nextel International’s foreign subsidiaries are consolidated on a one-month lag based on a fiscal year ending November 30.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have a controlling interest and use the cost method to account for nonmarketable equity investments in unconsolidated companies in which we do not exercise significant influence over operating or financial policies and do not have a controlling interest.

      Foreign Currency. Results of operations for foreign investments are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The financial statements of the following foreign subsidiaries were prepared using the U.S. dollar as the functional currency due to the economic environments in which they operate: McCaw International (Brazil) Ltd. during 1997, Comunicaciones

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nextel de Mexico S.A. de C.V. during 1997 and 1998, and Nextel del Peru S.A. during 1998 and 1999. As a result, during the specified years, the transactions of these operations that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gains or losses are included in other income (expense) in the statement of operations.

      During 1999, there were significant fluctuations in the value of the Brazilian real relative to the U.S. dollar, due primarily to the devaluation of the real beginning in January 1999. As a result of the devaluation of the real, we recorded a negative cumulative translation adjustment as other comprehensive income (loss) in stockholders’ equity of about $127 million during the year ended December 31, 1999. Additionally, we recognized foreign currency transaction losses of $57 million in the statement of operations during 1999 related to the Brazilian operations due to the same factors.

      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with remaining maturities of three months or less at the time of purchase.

      Nextel International and its subsidiaries held cash and cash equivalents of $100 million at December 31, 1999 and $121 million at December 31, 1998 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in the indentures related to the 10-year discount notes issued by Nextel International in March 1997 and March 1998. At December 31, 1999, restricted cash also includes $1,265 million held in an irrevocable trust to effect the redemption of our 10.125% senior redeemable discount notes in January 2000 and the redemption of our 9.75% senior redeemable discount notes in February 2000 (See Note 8).

      Supplemental Cash Flow Information. We incurred capital expenditures of $2,081 million (including an increase of $134 million in amounts that were accrued and unpaid or financed) during 1999, $2,281 million (including an increase of $221 million in amounts that were accrued and unpaid or financed) during 1998, and $1,598 million (including an increase of $44 million in amounts that were accrued and unpaid or financed) during 1997.

      Total interest costs were $924 million during 1999 of which $46 million was capitalized, were $711 million during 1998 of which $55 million was capitalized and were $451 million during 1997 of which $43 million was capitalized. Cash paid for interest during the years ended December 31, 1999, 1998 and 1997 was $358 million, $151 million and $105 million. No cash was paid for income taxes during any of the three years in the period ended December 31, 1999.

      Investments. Marketable debt securities with original maturities greater than three months and less than one year are classified as short-term investments. Our short-term investments at December 31, 1999 consist of commercial paper and U.S. government securities.

      Marketable equity securities intended to be held more than one year are classified as investments and other assets. All of our investments in debt and marketable equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of tax, are recorded as other comprehensive income (loss) in stockholders’ equity. We report realized gains or losses, as determined on a specific identification basis, and declines in value, if any, judged to be other than temporary on available-for-sale securities in other income (expense). Because they do not have readily determinable fair values, we record restricted investments in publicly traded companies and investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any.

      Subscriber Unit and Accessory Inventory. Subscriber units are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost for the related accessories is determined by the weighted average method.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation and amortization using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 10 years for the digital mobile network equipment and 3 to 7 years for office equipment, furniture and fixtures and other. We amortize leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service. We capitalize interest and labor applicable to the construction of and significant improvements to the digital mobile network.

      Intangible Assets. As a result of customer acceptance and support of the financial community which became specifically apparent in the fourth quarter of 1997, we increased the amortization period from 20 years to 40 years for all of our domestic FCC licenses and the excess of purchase price over the fair value of net assets acquired (goodwill) related to all domestic acquisitions. International licenses and the excess of purchase price over the fair value of net assets acquired related to our international acquisitions are amortized on a straight-line basis over 20 years. The change in the estimated useful lives of these intangible assets had the effect of decreasing amortization expense by $28 million for the quarter and year ended December 31, 1997.

      The FCC licenses are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, FCC licenses are issued for a period of ten years, and are subject to construction and operational requirements. The FCC has routinely granted license renewals providing the licensees have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to secure the retention and renewal of our FCC licenses.

      We amortize customer lists over their expected useful lives, which is generally 3 years. Other intangible assets with useful lives of up to 20 years include non-compete agreements which are amortized over the lives of the related agreements, generally 2 to 5 years; and trademarks which are amortized over 10 years for international operations and 20 years for domestic operations.

      Revenue Recognition. We recognize revenue for airtime and other services over the service period, net of credits and adjustments. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      Digital Subscriber Unit and Accessory Sales and Related Costs. The loss generated from the sale of subscriber units used on our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Subscriber unit and accessory sales	$460	$448	$246

Cost of subscriber unit and accessory sales	882	702	397

	$(422)	$(254)	$(151)

      We recognize sales of subscriber units and accessories when the subscriber units and accessories are delivered to the customer. Some of our subscriber unit sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors, and as a result, sales are recorded when distributors sell the merchandise.

      Stock-based Compensation. We account for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the class A common stock and the relevant exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. Stock-based compensation expense of $16 million during 1999, $5 million during 1998 and $6 million during 1997 has been charged to operations.

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled about $191 million during 1999, $166 million during 1998 and $85 million during 1997.

      Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.

      Loss per Share Attributable to Common Stockholders, Basic and Diluted. Basic earnings per share includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares (including shares issuable upon exercise of options, warrants or conversion rights) since their effect would be antidilutive due to our losses. Our weighted average number of common shares outstanding does not include the effect of the proposed stock split described in Note 18.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

      Concentrations of Risk. We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Motorola, Inc. is currently our sole source for the digital mobile network and subscriber unit equipment we use throughout our markets. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network and subscriber unit equipment for the next several years. If Motorola does not provide the necessary equipment to us, then we may not be able to service our existing customers or add new customers. We expect that for the next few years, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber unit equipment that is compatible with our digital mobile network. In late 1999, we entered into a memorandum of understanding with Kyocera Corporation of Japan with the intent of having Kyocera supply us with a subscriber unit compatible with our digital mobile network. It is anticipated that Motorola will license its technology to Kyocera to enable Kyocera to supply those subscriber units. However, we cannot predict when or whether Kyocera and Motorola will enter into an appropriate license agreement or that we and Kyocera will be able to negotiate a mutually acceptable definitive agreement for Kyocera’s supply and our purchase of those subscriber units.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including some derivatives embedded in other contracts, and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards require the capitalization of software implementation costs relating to software acquired or developed and implemented for internal use. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” This statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

2.  Significant Business Combinations, Investments and Other Transactions

Domestic Transactions

      Nextel Partners Transactions. On January 29, 1999, we entered into agreements with Nextel Partners, Inc. and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw, one of our principal stockholders, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital mobile network utilizing the iDEN technology used in our digital mobile network. In connection with this transaction, we sold assets and have transferred specified FCC licenses to Nextel Partners. In exchange, at the date of transfer, Nextel Partners issued to us equity representing about a 29% voting interest in Nextel Partners and having an agreed value of $131 million and paid us about $132 million in cash related to the assets sold and the reimbursement of costs and net operating expenses. The net book value of the assets sold was classified as assets held for sale as of December 31, 1998. On September 9, 1999, as permitted by

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreements, Nextel Partners exercised its option to acquire from us specified additional territories, assets and related FCC licenses (which we are in the process of transferring), and we received an aggregate consideration of about $19 million, consisting of about $10 million in cash and $9 million in equity. Also on September 9, 1999, we made an additional $13 million cash equity investment in Nextel Partners to avoid dilution of our 29% voting interest. As a result of Nextel Partners’ initial public offering on February 25, 2000, our voting interest increased to 33% due to the conversion of a portion of our investment in Nextel Partners from nonvoting preferred stock to voting class B common stock.

      The agreements with Nextel Partners establish circumstances in which Nextel Partners will have the option to acquire specified additional territories and related FCC licenses from us. In addition, these agreements also establish circumstances in which we will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices.

      Towers Transactions. On April 20, 1999, we and some of our subsidiaries completed agreements with SpectraSite Holdings, Inc. and some of its subsidiaries under which we transferred specified telecommunications towers and related assets to SpectraSite, which we then leased back. In this transaction, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet at that time, and received about an 18% ownership interest in SpectraSite, which has subsequently been diluted. See Note 6.

      In connection with the transaction, we entered into an agreement for SpectraSite to construct additional towers in the United States to support expansion of our digital mobile network and the compatible digital mobile network of Nextel Partners. During the second half of 1999, we received an additional $27 million for the transfer of additional towers, which we then leased back. Due to our continuing involvement related to our ownership interest in SpectraSite, these sale-leaseback transactions are accounted for by the financing method.

      Microsoft Transaction. On May 27, 1999, Microsoft Corporation purchased about 17 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $36.00. The agreements related to the transaction establish transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we entered into agreements under which Microsoft is to provide specified Internet portal services and related assistance in connection with our Nextel Online services offering.

      Equity Offering. On November 5, 1999, we completed the public offering and sale of 33,781,785 shares of our class A common stock at a price of $83.8125 per share. All of the shares sold were offered by us, and we received net proceeds of about $2.8 billion from this offering.

Domestic Acquisitions

      During 1998, we acquired several businesses for a total purchase price of $204 million, consisting of $81 million in cash and about 5 million shares of our class A common stock, having an aggregate value of $119 million on the applicable contract date.

      In November 1997, the merger with Pittencrieff Communications, Inc., a wireless communications services provider in Texas, Oklahoma, New Mexico and Arizona, was consummated, in which the stockholders of Pittencrieff received about 6 million shares of our class A common stock (or rights to receive such stock) having an aggregate value of about $170 million at closing.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Acquisitions

      Nextel Argentina. In January 1998, Nextel International acquired a 50% voting interest in Nextel Argentina S.R.L. from Wireless Ventures of Argentina, L.L.C. for a purchase price of $46 million in cash. As a result of the purchase, the effective ownership interest in Nextel Argentina increased from 50% to 100%. Nextel International began consolidating the accounts of Nextel Argentina effective February 1, 1998.

      McCaw International (Brazil). In January 1997, Nextel International purchased 81% of the outstanding capital stock of McCaw International (Brazil) from Telcom Ventures, LLC and various affiliated and unaffiliated investors, collectively, with Telcom Ventures, referred to as the Founders Group. McCaw International (Brazil) owns, through Nextel S.A., a 95% ownership interest in Nextel Telecomunicações Ltda., the principal operating company in Brazil. Under a shareholders agreement among the shareholders of McCaw International (Brazil) dated January 29, 1997, the Founders Group, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of its pro rata share of any capital contributions that Nextel International made to McCaw International (Brazil) up to that date without suffering any dilution of the Founders Group’s ownership interest or right to receive dividends and other cash or noncash distributions. The Founders Group ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of the shareholders agreement, which has resulted in the proportionate dilution of its equity interest in McCaw International (Brazil). Consequently, Nextel International’s capital contributions to McCaw International (Brazil) through April 29, 1999 have increased its ownership interest in McCaw International (Brazil) to about 92% of contributed capital and have diluted the ownership interest of the Founders Group in McCaw International (Brazil) to about 8% of contributed capital. The capital contributions, in turn, have increased Nextel International’s ownership in Nextel Telecomunicações, through Nextel S.A., to about 88%. Telcom Ventures, in its individual capacity as a member of the Founders Group, is disputing the resulting reduction in its ownership in McCaw International (Brazil). See Note 11.

      The Founders Group has the right at any time between October 31, 2001 and November 1, 2003, or at any time after a change of control of McCaw International (Brazil), to require McCaw International (Brazil) to redeem the Founders Group’s entire interest at its appraised fair market value at the time of exercise as defined in the agreement. The redemption price is payable in cash, or, at McCaw International (Brazil)’s election, publicly traded common stock of any entity owning 50% or more of McCaw International (Brazil) or a combination thereof.

      Nextel de Mexico. During 1997, through a series of transactions, Nextel International increased its equity interest in Comunicaciones Nextel de Mexico, S.A. de C.V. from 30% to 100% for consideration of $132 million. As a result of such transactions, Nextel International began consolidating Nextel de Mexico in September 1997.

      Nextel del Peru. In 1998, Nextel International acquired a 70% interest in Nextel del Peru S.A. for a purchase price of $28 million. Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, held a 20% interest in Nextel del Peru.

      On October 30, 1998, Nextel International sold about 10% of the outstanding shares of Nextel del Peru to Motorola International Development Corporation for about $6 million. Additionally, as a result of the decision of the other minority stockholder of Nextel del Peru not to contribute its pro rata share of capital contributions to Nextel del Peru during 1998 and 1999, this stockholder’s equity interest in Nextel del Peru has been diluted and Nextel International’s and Motorola International Development Corporation’s equity interests in Nextel del Peru have increased. Following the closing of that transaction, and giving effect to the dilution of the equity interest of the other minority stockholder during 1999 and 1998, Nextel International held about 64% at December 31, 1999 and about 62% at December 31, 1998 of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the outstanding shares of Nextel del Peru, and Motorola International Development Corporation held about 31% of the outstanding shares of Nextel del Peru as of December 31, 1999 and 1998.

      Motorola International Development Corporation has the right to cause Nextel del Peru to acquire all shares of Nextel del Peru held by Motorola International Development Corporation and its affiliates at the appraised fair market value if Nextel del Peru does not purchase digital mobile network equipment from Motorola, provided that the digital mobile network equipment is technologically competitive and is offered to Nextel del Peru on competitive terms.

Acquisitions

      The total purchase price and net assets acquired for domestic and international acquisitions completed during the years indicated below are as follows (there were no significant acquisitions completed during 1999):

	December 31,

	1998	1997

	(in millions)

Direct cost of acquisitions:

Cash and accrued transaction costs	$126	$154

Common stock, warrants and options	119	383

Intangible assets	2	—

	$247	$537

Net assets acquired:

Working capital — net	$(7)	$(29)

Property, plant and equipment	46	52

Intangible assets	233	700

Other assets	6	7

Long-term debt	—	(15)

Deferred income taxes	(31)	(178)

	$247	$537

      Pro Forma Results. Since results of operations for the years ended December 31, 1998 and 1997 were not materially affected by the acquisitions consummated in 1998 and 1997, pro forma results are not presented. All of the acquisitions described above were accounted for by the purchase method. As a result, assets and liabilities have been reflected at fair value at the date of acquisition. We include the operating results of the acquired companies in our consolidated statements of operations from their acquisition dates.

3.  Accounts and Notes Receivable

	December 31,

	1999	1998

	(in millions)

Trade	$626	$488

Notes receivable and other	68	18

Less allowance for doubtful accounts	(75)	(63)

	$619	$443

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property, Plant and Equipment

	December 31,

	1999	1998

	(in millions)

Land	$4	$4

Buildings and improvements	99	72

Digital mobile network equipment	5,825	4,308

Office equipment, furniture and fixtures and other	653	513

Less accumulated depreciation and amortization	(1,687)	(1,202)

	4,894	3,695

Construction in progress	1,258	1,220

	$6,152	$4,915

5.  Intangible Assets

	December 31,

	1999	1998

	(in millions)

Licenses	$4,139	$4,299

Excess of purchase price over fair value of net assets acquired	1,262	1,284

Customer lists	146	210

Other	11	61

	5,558	5,854

Less accumulated amortization	(1,007)	(917)

	$4,551	$4,937

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Investments and Other Assets

	December 31,

	1999	1998

	(in millions)

Investments in affiliates — equity method, at cost less equity in net losses of $80 and $18	$249	$186

Marketable equity securities available-for-sale	288	68

Nonmarketable equity securities, at cost	54	17

Debt issuance costs	338	246

Other assets	158	152

	$1,087	$669

	Percentage
	Ownership
	December 31,

	1999	1998

Equity Method Investments

Domestic:

Nextel Partners, Inc.	38%	—

NEXTBAND Communications, L.L.C	—	50%

International:

Nextel Communications Philippines, Inc.	38%	38%

Nexnet Co., Ltd. (Japan)	21%	21%

Nonmarketable Equity Securities, at cost

Domestic:

SpectraSite Holdings, Inc.	15%	—

International:

Shanghai CCT-McCaw Telecommunications Systems Co., Ltd.	12%	12%

Marketable Equity Securities

International:

Clearnet Communications, Inc. (Canada)	14%	15%

      For equity method investments, the percentage ownership represents the percentage of the investee’s earnings or losses recognized.

7.  Fair Value of Financial Instruments

      The estimated fair values of financial instruments have been determined by us, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market exchange. The use of different market assumptions as well as estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	1999		1998

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)

Escrow deposits and notes receivable within Investments and other assets	$72	$72	$71	$71

Marketable equity securities within Investments and other assets	288	288	68	68

Long-term debt	10,925	11,469	7,719	7,350

Interest rate risk management agreements	(51)	(35)	(60)	(119)

Mandatorily redeemable preferred stock	1,770	3,275	1,578	1,492

Finance obligation	578	488	—	—

      Cash and Cash Equivalents, Short-term Investments, Accounts and Notes Receivable, Escrow Deposits, Accounts Payable and Accrued Expenses. The carrying amounts of these items are a reasonable estimate of their fair value.

      Marketable Equity Securities. We estimate the fair value of these securities based on quoted market prices. At December 31, 1999 and 1998, marketable equity securities consist of the following:

		Fair	Gross Unrealized
	Cost	Value	Gain (Loss)

	(in millions)

1999

Available for sale:

Equity securities, included within Investments and other assets	$69	$288	$219

1998

Available for sale:

Equity securities, included within Investments and other assets	69	68	(1)

      Nonmarketable Equity Securities. It is not practicable to value our investments in Shanghai CCT McCaw and our restricted investment in SpectraSite, both accounted for using the cost method, because quoted market prices are not available or are not relevant. If our investment in SpectraSite did not currently have effective restrictions on our ability to sell, the value based on quoted market prices would have been $152 million as of December 31, 1999, with a carrying value of $38 million.

      Long-Term Debt. We estimate the fair value of these securities based on quoted market prices of our senior notes. Carrying value approximates fair value for our bank and vendor credit facilities, as interest rates are reset periodically.

      Interest Rate Risk Management Agreements. The fair value of these agreements is based on estimates obtained from dealers to settle the interest rate swap and collar agreements.

      Mandatorily Redeemable Preferred Stock. We estimate the fair value of these securities based on quoted market prices.

      Finance Obligation. We estimate the fair value of the finance obligation based on interest rates available for similar term loan borrowings.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Long-Term Debt

	December 31,

	1999	1998

	(in millions)

11.5% Senior Redeemable Discount Notes due 2003, net of unamortized discount of $0	$—	$36

9.75% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $0 and $13	876	1,114

10.125% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $40 and $67	254	342

12.25% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $1	—	8

10.25% Senior Redeemable Discount Notes due 2005, net of unamortized discount of $22	—	93

13.0% Senior Redeemable Discount Notes due 2007, (issued by Nextel International), net of unamortized discount of $252 and $337	699	614

10.65% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $205 and $268	635	572

9.75% Senior Serial Redeemable Discount Notes due 2007, net of unamortized discount of $267 and $345	862	784

4.75% Convertible Senior Notes due 2007	600	—

9.95% Senior Serial Redeemable Discount Notes due 2008, net of unamortized discount of $425 and $536	1,202	1,091

12.125% Senior Serial Redeemable Discount Notes due 2008, (issued by Nextel International), net of unamortized discount of $234 and $289	496	441

12.0% Senior Serial Redeemable Notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% Senior Serial Redeemable Notes due 2009	2,000	—

Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or LIBOR (8.63% to 9.75% — 1999; 7.06% to 10.50% — 1998)	2,650	2,118

Nextel International vendor credit facilities, interest payable semiannually at an adjusted rate calculated based either on the U.S. prime rate or LIBOR (10.28% to 11.00% — 1999; 10.25% to 11.0% — 1998)	243	111

Nextel Argentina bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the ABR or the Eurodollar rate (8.13% to 9.00% — 1999; 8.75% to 9.50% — 1998)	100	83

Nextel Argentina incremental borrowing facility, interest payable quarterly at an adjusted rate calculated based either on the ABR or the Eurodollar rate (10.50% to 12.25% — 1999)	8	—

Other	4	16

	10,925	7,719

Less current portion, including $1,130 in 1999 associated with the 9.75% senior notes due 2004 and the 10.125% senior notes due 2004 called for redemption	(1,165)	(9)

	$9,760	$7,710

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Redeemable Notes Issued Before 1997

      The 11.5% senior redeemable discount notes due 2003 were callable beginning September 1, 1998. Cash interest on these notes accrued beginning September 1, 1998 and was payable semiannually beginning March 1, 1999. All of these outstanding notes were redeemed on December 30, 1999.

      The 9.75% senior redeemable discount notes due 2004 were callable beginning February 15, 1999. Accrual of cash interest on these notes commenced on February 15, 1999 and was payable semiannually beginning August 15, 1999. As described below, all of these outstanding notes were redeemed on February 15, 2000 and are classified in the current portion of long-term debt as of December 31, 1999.

      The 10.125% senior redeemable discount notes due 2004 were callable beginning January 15, 1999. Accrual of cash interest on these notes commenced on January 15, 1999 and was payable semiannually beginning July 15, 1999. As described below, all of these outstanding notes were redeemed on January 15, 2000 and are classified in the current portion of long-term debt as of December 31, 1999.

      The 12.25% senior redeemable discount notes due 2004 were callable beginning April 15, 1999. Cash interest on these notes accrued beginning on April 15, 1999 and was payable semiannually beginning October 15, 1999. All of these outstanding notes were redeemed on December 30, 1999.

      The 10.25% senior redeemable discount notes due 2005 were callable beginning December 15, 1998. Accrual of cash interest on these notes commenced on December 15, 1998 and was payable semiannually beginning June 15, 1999. All of these outstanding notes were redeemed on December 30, 1999.

      Each of the notes issued before 1997 was an unsecured obligation that ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Indenture Amendments. In 1997, we concluded a solicitation to obtain the consent of the requisite number of holders of the five series of senior notes issued prior to 1997 to amendments and waivers to specific provisions of the indentures governing these senior notes. The amendments included specified modifications to the debt incurrence limitations to allow us to incur additional indebtedness and modifications to make the terms and covenants uniform among the old indentures relating to these notes.

      Debt Extinguishment. In 1997, we utilized about $283 million of the proceeds from the issuance of the 9.75% senior notes due 2007 to repurchase $183 million in principal amount at maturity of our 11.5% senior notes and $110 million in principal amount at maturity of our 12.25% senior notes at a cost in excess of related carrying amounts. As a result, we recognized an extraordinary loss of $46 million related to the early retirement of debt, representing the excess of the purchase price over the carrying value of the repurchased notes and the write-off of associated unamortized deferred financing costs of about $11 million.

      In April 1998, we concluded a cash tender offer and related consent solicitation with respect to all of the remaining outstanding 11.5% and 12.25% senior notes. We paid about $741 million for the tendered notes (representing both the purchase price of the tendered notes and related consent fees) utilizing a portion of the proceeds from the issuance of the 9.95% senior notes. As a result of the early retirement of the tendered notes, we recognized an extraordinary loss of $133 million, representing the excess of the purchase price over the carrying values of the tendered notes and the write-off of associated unamortized deferred financing costs of about $19 million.

      During the fourth quarter of 1999, we utilized a portion of the proceeds from the 9.375% senior notes to repurchase and redeem prior to final maturity $546 million of our outstanding notes issued prior to 1997. On December 30, 1999, we redeemed our outstanding 10.25% senior notes, 12.25% senior notes and 11.5% senior notes. As a result of the early retirement of the senior notes repurchased and redeemed during the fourth quarter of 1999, we recognized an extraordinary loss of about $68 million, representing

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs of about $11 million.

      In December 1999, we issued notices to redeem prior to final maturity all of our outstanding 10.125% senior notes and all of our outstanding 9.75% senior notes, with Nextel being released as primary obligor on January 15, 2000 for the 10.125% senior notes and on February 15, 2000 for the 9.75% senior notes. On December 30, 1999, $1,265 million was placed in an irrevocable trust to effect these redemptions. As a result of this transaction, we will recognize an extraordinary loss of about $104 million in the first quarter of 2000, representing the excess of the purchase price over the carrying values of the redeemed notes and the write-off of associated unamortized deferred financing costs of about $26 million.

Senior Redeemable Notes

      13.0% Senior Redeemable Discount Notes. In March 1997, Nextel International completed the sale of 951,463 units, generating $482 million in net proceeds. Each unit is comprised of a 10-year senior discount note with a principal due at maturity of $1,000 and one warrant to purchase 0.38748 shares of Nextel International’s common stock at an exercise price of $9.99 per share any time after March 6, 1998 and prior to March 6, 2007. The warrants entitle the holders to purchase an aggregate of about 368,673 shares of Nextel International common stock that approximates less than 1% of the current outstanding shares of Nextel International on a fully diluted basis and were valued at $15 million based on the difference between the gross proceeds and the present value of the accreted amount of the bond at time of first call including the call premium. Cash interest will not accrue prior to April 15, 2002 and will be payable semiannually beginning October 15, 2002 at a rate of 13% per year. These notes are redeemable in whole or in part, at Nextel International’s option, at any time on or after April 15, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one of more sales of qualified Nextel International equity securities) prior to April 15, 2000, at the option of Nextel International under specified circumstances, at 113% of their accreted value on the date of redemption. The 13.0% senior notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

      10.65% Senior Redeemable Discount Notes. In September 1997, we completed the sale of $840 million in principal amount at maturity of 10.65% senior redeemable discount notes due 2007, generating $486 million in net cash proceeds. Cash interest will not accrue prior to September 15, 2002 and will be payable semiannually beginning March 15, 2003 at a rate of 10.65% per year. The 10.65% senior notes are redeemable in whole or in part, at our option, on or after September 15, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 33 1/3% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one or more sales of our qualified equity securities) prior to September 15, 2000, at our option under specified circumstances, at 110.65% of their accreted value on the date of redemption. The 10.65% senior notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.75% Senior Serial Redeemable Discount Notes. In October 1997, we completed the sale of $1,129 million in principal amount at maturity of 9.75% senior serial redeemable discount notes due 2007, generating $682 million in net cash proceeds. Cash interest will not accrue prior to October 31, 2002 and will be payable semiannually beginning April 30, 2003, at a rate of 9.75% per year. The 9.75% senior notes are redeemable in whole or in part, at our option, on or after October 31, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 33 1/3% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one or more sales of our qualified equity securities) prior to October 31, 2000, at our option under specified circumstances, at 109.75% of their accreted value

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the date of redemption. The 9.75% senior notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.95% Senior Serial Redeemable Discount Notes. In February 1998, we completed the sale of $1,627 million in principal amount at maturity of 9.95% senior serial redeemable discount notes due 2008, generating $976 million in net cash proceeds. Cash interest will not accrue prior to February 15, 2003, and will be payable semiannually beginning August 15, 2003 at a rate of 9.95% per year. The 9.95% senior notes are redeemable in whole or in part, at our option, at any time on or after February 15, 2003 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one or more sales of our qualified equity securities) on or prior to February 15, 2001, at our option under specified circumstances, at 109.95% of their accreted value on the date of redemption. The 9.95% senior notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.125% Senior Serial Redeemable Discount Notes. In March 1998, Nextel International completed the sale of $730 million in principal amount at maturity of 12.125% senior serial redeemable discount notes due 2008, generating $387 million in net cash proceeds. Cash interest will not accrue prior to April 15, 2003, and will be payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. The 12.125% senior notes are redeemable in whole or in part, at Nextel International’s option, at any time on or after April 15, 2003 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one or more sales of qualified Nextel International equity securities) prior to April 15, 2001, at the option of Nextel International under specified circumstances, at 112.125% of their accreted value on the date of redemption. The 12.125% senior notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

      12.0% Senior Serial Redeemable Notes. In November 1998, we completed the sale of $300 million in principal amount of 12.0% senior serial redeemable notes due 2008, generating $289 million in net cash proceeds. Cash interest is payable semiannually beginning May 1, 1999 at a rate of 12.0% per year. The 12.0% senior notes are redeemable in whole or in part, at our option, on or after November 1, 2003 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the original principal amount of these senior notes may be redeemed (using the proceeds of one or more sales of our qualified equity securities) on or prior to November 1, 2001, at our option under specified circumstances, at 112% of their principal amount, plus accrued and unpaid interest to the date of redemption. The 12.0% senior notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.375% Senior Serial Redeemable Notes. In November 1999, we completed the issuance and sale in a private placement of $2.0 billion in principal amount of 9.375% senior serial redeemable notes due 2009, generating $1,960 million in net proceeds. These notes were subsequently exchanged for a series of notes with identical terms registered with the Securities and Exchange Commission in February 2000. Cash interest is payable on May 15 and November 15 of each year, commencing May 15, 2000, at a rate of 9.375% per year. The 9.375% senior notes are redeemable at our option, in whole or in part, at any time on or after November 15, 2004 at specified redemption prices. Up to 35% of the original principal amount of these senior notes may be redeemed (using the proceeds of one or more sales of our qualified equity securities) on or prior to November 15, 2002, at our option under specified circumstances, at 109.375% of their principal amount, plus accrued and unpaid interest to the date of redemption. The 9.375% senior notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

      4.75% Convertible Senior Notes. In June 1999, we completed the issuance and sale in a private placement of $600 million in principal amount of our 4.75% convertible senior notes due 2007, generating $588 million of net cash proceeds. These notes, and the shares of class A common stock underlying these notes, were subsequently registered with the Securities and Exchange Commission under an effective registration statement in December 1999. Cash interest is payable semiannually on January 1 and July 1 of each year commencing January 1, 2000. The notes are convertible at the option of the holders into class A common stock at any time after the date of original issuance and prior to redemption, repurchase or maturity at a conversion price of $47.308 per share, subject to adjustment. The notes are redeemable at our option at any time on or after July 6, 2002 at specified redemption prices plus accrued interest. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

Bank and Vendor Credit Facilities

      Domestic Facilities. In March 1998, Nextel, Nextel Finance Company, one of our wholly owned subsidiaries, and some of our other domestic subsidiaries entered into definitive agreements with respect to a secured credit facility arranged by a group of banks. The bank credit facility in effect through November 1999 provided for up to $3.5 billion of secured financing (consisting of a $1.5 billion revolving loan and $2.0 billion in term loans). The term loans matured from March 31, 2006 through March 31, 2007 (with principal repayments beginning September 30, 2001). Borrowings under the 1998 bank credit facility were secured by liens on assets of some of our domestic subsidiaries. At December 31, 1998, substantially all of our domestic assets were pledged in connection with this bank credit facility.

      Effective on November 12, 1999, we entered into definitive agreements with respect to an amended and restated secured bank credit facility, which initially provided for up to $5.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $3.5 billion in term loans. The maturity date of the $1.5 billion revolving loan and a $1.7 billion portion of the term loans is December 31, 2007. The remaining $1.8 billion in term loans mature in equal $900 million portions on June 30, 2008, and December 31, 2008. Commitment fees of 0.375% to 1.00% per year (depending on the ratio of our total indebtedness outstanding to annualized cashflow) are charged on the average unused balance and recorded to interest expense as incurred. On March 15, 2000, an additional $1.0 billion incremental term loan was activated and borrowed under this bank credit facility, with the total amount of borrowings available under the bank credit facility increasing from $5.0 billion to $6.0 billion. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specific amounts. Borrowings under the amended and restated bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries and bear interest payable quarterly, at variable rates calculated based on either the U.S. prime rate or the London Interbank Offered Rate, referred to as LIBOR. All of our outstanding notes contain provisions that may limit the amount of borrowings available under the amended and restated bank credit facility in specified circumstances. The availability of borrowings under this facility is subject to the satisfaction or waiver of applicable borrowing conditions. At December 31, 1999, we were able to access the entire $5.0 billion available under the bank credit facility.

      The bank credit facility contains covenants which limit our ability and some of our subsidiaries’ ability to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business. Except for distributions for specified limited purposes, these covenants impose limitations which restrict the distribution of substantially all of our subsidiaries’ net assets to Nextel Communications, Inc. Additionally, the agreements require compliance with financial ratio tests.

      International Facilities. In 1997, McCaw International (Brazil), Ltd. and Motorola Credit Corporation, a subsidiary of Motorola, entered into an equipment financing agreement by which Motorola Credit Corporation agreed to provide up to $125 million in multi-draw term loans to McCaw International (Brazil) to be used to acquire digital mobile network equipment and related services from Motorola. The financing is repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000 and bears interest at an adjustable rate equal to either the U.S. prime rate plus 2.5% or LIBOR plus 4.625%. The loans are secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries, and guarantees by Nextel International of 94% and Motorola International Development Corporation of 6% of McCaw International (Brazil)’s obligations under this financing. The financing contains specified financial and operating covenants. In the event of noncompliance with specified financial covenants, McCaw International (Brazil) may cure any such noncompliance by receiving additional equity contributions. The availability of borrowings under this facility is subject to the satisfaction or waiver of applicable borrowing conditions. As of December 31, 1999, $104 million had been borrowed under this facility. In 1999, McCaw International (Brazil) notified Motorola Credit of its noncompliance with some of the financial covenants applicable to this facility. Motorola Credit agreed to waive compliance with the financial covenants. On March 24, 2000, McCaw International (Brazil) entered into an amendment with Motorola Credit, which, among other things, eliminates the 1999 issues with respect to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      In 1998, Nextel Argentina entered into a senior secured bank credit facility which, as amended, provides up to $100 million in term loans. Borrowings under this bank credit facility are subject to the satisfaction or waiver of specified conditions and are secured by a pledge of the stock of Nextel Argentina and a first priority lien on substantially all of Nextel Argentina’s assets. Loans under this bank credit facility bear interest at a rate equal to either (1) the ABR plus 2.75% (ABR is the highest of the U.S. prime rate, the base certificate of deposit or CD rate plus 1% or the federal funds rate plus 0.5%) or (2) the Eurodollar rate plus 3.75% (the Eurodollar rate is LIBOR multiplied by the statutory reserve rate). These loans will be repaid in quarterly installments beginning September 30, 2000 through March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance, and the final installment will be in an amount equal to the then-outstanding balance. This bank credit facility also contains financial and operating covenants. In 1999, Nextel Argentina notified the administrative agent of its anticipated noncompliance with some of the financial covenants under this facility. Nextel Argentina received waivers from the lenders under this facility and in December entered into an amended facility to modify several of the financial covenants. Nextel Argentina is in compliance with all financial covenants contained in this facility, as amended.

      Effective May 26, 1999, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental term loans under the bank credit facility described above for purchases from Motorola of digital mobile network equipment and related services.

      On February 4, 1999, Nextel International and Motorola Credit entered into agreements providing for $225 million of secured term loan financing consisting of (i) up to $100 million in loans to reimburse Nextel International for payments made to Motorola Credit after January 1, 1997 for the purchase of digital mobile network equipment and related services by or for the benefit of its operating subsidiaries, and (ii) up to $225 million in loans, less the amount of reimbursement loans advanced to (a) finance the cost of digital mobile network equipment and related services and (b) repay the principal amounts outstanding under the existing financing facilities between Motorola Credit and Nextel Communications

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Philippines, Inc. The financing is payable in eight equal semiannual installments beginning June 30, 2001, will mature December 31, 2004, and bears interest at variable rates based upon either the U.S. prime rate or LIBOR. The facility is secured by, among other things, a pledge of the shares of stock of some of Nextel International’s direct and indirect subsidiaries. The availability of borrowings under this facility is subject to the satisfaction or waiver of applicable borrowing conditions. As of December 31, 1999, $139 million had been borrowed under this facility, including $100 million of the reimbursement loans. In the fourth quarter of 1999, Nextel International notified Motorola Credit of its anticipated noncompliance with some of the financial covenants applicable to this facility for the fourth quarter of 1999. In December 1999, Motorola Credit agreed to waive compliance with the financial covenants. On March 22, 2000, Nextel International entered into an amendment with Motorola Credit, which, among other things, eliminates the 1999 issues with respect to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      On December 16, 1999, Motorola Credit and Nextel International entered into a secured loan agreement under which Motorola Credit will provide up to about $57 million in incremental term loans to Nextel International for working capital purposes. The loans, fully drawn in January 2000, will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR.

Deferred Financing Costs

      We paid $139 million during 1999, $105 million during 1998 and $139 million in 1997 in deferred financing costs related to the issuances of senior notes and bank and vendor credit facilities, as described above. These debt issuance costs are amortized as interest expense over the terms of the underlying obligation.

Future Maturities of Long-Term Debt and Finance Obligation

      For the years subsequent to December 31, 1999, scheduled annual maturities of long-term debt and finance obligations outstanding as of December 31, 1999 under existing long-term debt and finance obligation agreements are as follows (in millions):

2000, including $1,130 associated with notes called for redemption	$1,191

2001	111

2002	151

2003	231

2004	260

Thereafter	10,986

12,930

Less unamortized discount	(1,427)

$11,503

9.  Interest Rate Risk Management Agreements

      We use derivative financial instruments consisting of interest rate swap and collar agreements to manage our exposure to adverse movements in interest rates. We currently do not hedge foreign currency translation of assets or liabilities or foreign currency transactions. We do not use financial instruments for trading or other speculative purposes. While these instruments are subject to fluctuations in value, these

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuations are generally offset by fluctuations in the value of the underlying instrument or anticipated transaction. The use of derivative financial instruments is monitored through regular communication with senior management. The counterparties expose us to credit loss in the event of nonperformance; however, this credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. Therefore, we do not anticipate nonperformance by these counterparties.

      We attempt to achieve a desired proportion of fixed versus floating rate debt by using interest rate swap and collar agreements to change the interest rate characteristics of some of our debt obligations. Interest rate swap agreements have the effect of converting some of our variable rate obligations to fixed or other variable rate obligations. In an interest rate swap, we agree to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate calculated by reference to a notional principal amount. Interest rate collar agreements consist of both an interest rate cap and floor and enable us to lock in a predetermined interest rate range. In an interest rate cap, if interest rates rise above a specified level, we receive the differential calculated based on a notional principal amount. In an interest rate floor, if interest rates fall below a specified level, we will pay the differential. The resulting amount to be paid or received based on the interest rate differential is accrued as interest rates change and is reflected as an adjustment to interest expense over the life of the swap or collar. The incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not material. Most of the pay fixed, receive floating interest rate swaps and all of the collar agreements contain provisions that reduce or eliminate the effectiveness of these agreements if interest rates rise above specified levels. The interest rate swap agreement for $100 million of notional amount of our pay fixed, receive floating interest rate swaps contains a provision that terminates the swap if the three month LIBOR exceeds 6.24% on any quarterly reset date. The interest rate swap agreements for $150 million of notional amount of our pay fixed, receive floating interest rate swaps contain a provision that terminates the swap if the three month LIBOR exceeds 6.49% on any quarterly reset date. The collar agreements contain provisions that eliminate the counterparty’s obligation to make payments to us if the three month LIBOR exceeds 6.68% on any quarterly reset date. The fair value of the swap and collar agreements is not recognized in the consolidated financial statements (except for the loss associated with terminating the interest rate protection agreement as discussed below), since these agreements meet the criteria for matched swap accounting. The notional amounts of interest rate swap and collar agreements total $1.6 billion at December 31, 1999 and 1998. At December 31, 1999, based on estimates obtained from dealers, we would be obligated to pay an aggregate of $35 million to settle these contracts, which is an estimate of fair value. However, we do not currently intend to terminate any of these agreements.

      In 1997, we entered into an interest rate protection agreement to hedge interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance with terms identical to the 10.65% senior notes and 9.75% senior notes. The interest rate protection agreement was terminated on September 29, 1998 since management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expired. As a result, we recognized a loss of about $47 million as other expense within our statement of operations. The obligation resulting from the termination of this agreement was incorporated into a new interest rate swap agreement, which is payable quarterly through March 31, 2006. About $51 million as of December 31, 1999 and $60 million as of December 31, 1998 is accrued in other long-term liabilities related to this obligation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes our interest rate swap and collar agreements at December 31, 1999:

			Weighted Average

	Notional	Fair		Pay	Receive
	Amount	Value	Maturity	Rate	Rate

	(in millions)

Pay fixed rate, receive floating rate	$820	$(38)	5.1 years	7.3%	6.1%

Pay floating rate, receive floating rate	550	3	2.6 years	5.6%	6.1%

				Cap	Floor
				Rate	Rate

Collars	200	—	3.5 years	5.7%	4.5%

10.  Income Taxes

      The components of the income tax benefit (provision) were as follows:

	Year Ended
	December 31,

	1999	1998	1997

	(in millions)

Current:

Foreign	$(3)	$—	$—

Deferred:

Federal	28	170	(267)

State	—	—	—

Foreign	3	22	8

	28	192	(259)

Income tax benefit (provision)	$28	$192	$(259)

      The reconciliation of taxes computed at the statutory rate to the income tax benefit (provision) is as follows:

	Year Ended December 31,

	1999	1998	1997

	(in millions)

Income tax benefit at statutory rate	$454	$599	$458

State tax benefit, net	49	50	62

Amortization of goodwill	(10)	(10)	(17)

Increase in valuation allowance	(423)	(439)	(767)

Other	(42)	(8)	5

	$28	$192	$(259)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the following:

	December 31,

	1999	1998

	(in millions)

Deferred tax assets:

Operating loss carryforwards	$2,126	$1,817

Deferred interest	98	34

Foreign affiliates	29	22

Other	57	46

	2,310	1,919

Valuation allowance	(1,766)	(1,318)

	544	601

Deferred tax liabilities:

Property, plant and equipment	83	111

Intangibles	1,127	1,208

Other	133	53

	1,343	1,372

Net deferred tax liability	$799	$771

      At December 31, 1999, we had about $5.2 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2019. Additionally, we had about $376 million of net operating loss carryforwards subject to Section 382 of the Internal Revenue Code, which expire through 2017. Section 382 restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. The utilization of tax net operating losses may be subject to specified limitations.

      At December 31, 1999, our foreign subsidiaries had net operating loss carryforwards for income tax purposes in the following countries which expire through 2009: $91 million for Mexico, $120 million for Argentina, and $24 million for Peru. Additionally, our foreign subsidiaries had about $176 million of net operating loss carryforwards for Brazilian income tax purposes which have no expiration date and can only be utilized up to the limit of 30% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

      A significant portion of our deferred tax liabilities will reverse after current net operating losses expire. After considering this and other factors, including recent operating results, we increased our valuation allowance by $448 million in 1999, $487 million in 1998 and $767 million in 1997.

11.  Commitments and Contingencies

      Operating Lease Commitments. We lease various equipment and office facilities under capital and operating leases. Leases for cell sites generally range from month-to-month to 20 years or are cancelable after a short notice period. Office facilities and equipment other than cell sites are leased under agreements with terms ranging from 1 to 10 years. The leases normally provide for the payment of minimum annual rentals and some leases include provisions for renewal options of up to 10 years.

      During December 1998, we completed a sale-leaseback transaction involving some owned switch equipment which is accounted for as an operating lease. Total net proceeds were about $110 million,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in a pre-tax gain of about $5 million. The gain, which has been deferred, is being amortized on a straight-line basis over the seven-year lease term.

      For years subsequent to December 31, 1999, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in millions):

2000	$217

2001	212

2002	194

2003	156

2004	111

Thereafter	228

$1,118

      Total rental expense, net of rental income, was about $231 million during 1999, $182 million during 1998 and $119 million during 1997.

      Legal Contingencies. In 1995, a lawsuit titled In Re Nextel Communications Securities Litigation was filed in the United States District Court in the District of New Jersey. This litigation, which has been pursued as a class action suit, amends and consolidates three previously filed class action complaints and seeks damages allegedly incurred by some stockholders and claimed to result from defendants’ alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 under that act. The litigation also makes claims of fraud and deceit. Specifically, the plaintiffs claim that these damages resulted from some defendants’ allegedly false and misleading statements regarding the digital communications technology developed by Motorola and deployed by us in our digital mobile network. We believe that the claims against us are without merit. On or about February 23, 2000, the court preliminarily approved an agreement among the parties pursuant to which the lawsuit would be settled and resolved on a classwide basis. Notice of the proposed settlement is expected to be sent to potential class members shortly, and a hearing to approve the settlement is scheduled for June 15, 2000. The terms of this proposed settlement will not have a material effect on our financial condition, results of operations or liquidity.

      In 1994, a lawsuit titled Charles Dascal v. Morgan O’Brien, Becker, Gurman, Lukas, Meyers, O’Brien and McGowan, P.C. and Nextel Communications, Inc., was filed in the Circuit Court of Dade County, Florida. The lawsuit, which was transferred to the United States District Court for the Southern District of Florida, sought compensatory damages, lost profits and special damages based on the defendants’ alleged breach of fiduciary duty, misappropriation of trade secrets, negligent misrepresentation, fraud, conversion, civil theft, breach of good faith and fair dealing and unjust enrichment. The claims, which primarily concerned alleged conduct by our current Vice Chairman and former Chairman of the Board, Morgan O’Brien, in the 1970s and early 1980s prior to the formation of Nextel, asserted that business plans allegedly formulated by the plaintiff relating to the development of a wireless communications system were disclosed to, and had been improperly used by, the defendants. Our board of directors determined that Morgan O’Brien in his capacities as an officer, director and authorized representative of Nextel, was entitled to indemnification in respect of this matter. We had filed counterclaims against Mr. Dascal and had also filed third-party claims against Tel Air Network, Inc. and Knight-Ridder, Inc. On October 25, 1999, we entered into an agreement under which the lawsuit was resolved. The lawsuit was dismissed with prejudice on November 3, 1999. The terms of this settlement did not have a material effect on our financial condition, results of operations or liquidity.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 16, 1999, McCaw International (Brazil) and Nextel International filed a motion for judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures, seeking a declaration from the court: (i) that the Founders Group’s option to pay its pro rata share of capital contributions was not properly exercised; (ii) that the Founders Group’s ownership interest in McCaw International (Brazil) has fallen below 10% and that, as a result, the Founders Group is no longer entitled to designate a director to serve on the McCaw International (Brazil) board of directors; and (iii) that the director previously designated by the Founders Group must resign from the McCaw International (Brazil) board of directors. On September 15, 1999, Telcom Ventures filed its answer denying the material allegations made in the motion for judgment, and asserted a counterclaim alleging that Nextel International breached a fiduciary duty to Telcom Ventures and that McCaw International (Brazil) breached a contract with Telcom Ventures by allegedly issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telcom Ventures’ counterclaim seeks damages in the amount of $100 million, plus punitive damages. Nextel International and McCaw International (Brazil) have timely filed a denial of the material allegations made in the counterclaim. Although we cannot predict the outcome of this proceeding, we believe the claims against us are without merit. Nextel International intends to vigorously defend against these claims.

      Letters of Credit. Outstanding letters of credit totaled $32 million at December 31, 1999 and $33 million at December 31, 1998.

12.  Mandatorily Redeemable Preferred Stock

	December 31,

	1999	1998

	(in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009

13% cumulative annual dividend; 665,376 and 585,473 shares issued; 665,365 and 585,460 shares outstanding, stated at liquidation value	$683	$601

Series E exchangeable preferred stock mandatorily redeemable 2010

11.125% cumulative annual dividend; 909,871 and 815,314 shares issued; 909,857 and 815,299 shares outstanding; stated at liquidation value	922	827

Zero coupon convertible preferred stock mandatorily redeemable 2013

no dividend; convertible into 5,761,764 shares of class A common stock; 591,308 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	165	150

	$1,770	$1,578

      Series D Preferred Stock. In July 1997, we issued 500,000 shares of our 13% series D exchangeable preferred stock due 2009, liquidation preference of $1,000 per share, generating about $482 million in net cash proceeds. Dividends on the series D preferred stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at our option in additional shares of series D preferred stock. Accrued but unpaid dividends were about $18 million at December 31, 1999 and $16 million at December 31, 1998. The series D preferred stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at our option after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in some circumstances, after July 15, 2002 at specified redemption prices. Up to 35% of the series D preferred stock may be redeemed (using the proceeds of one or more sales of class A common stock) on or prior to July 15, 2000, in whole or in part, at our option in specified circumstances, at 113% of the liquidation preference plus accrued and

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid dividends. The series D preferred stock is also exchangeable, in whole but not in part, at our option after December 15, 2005 and in some circumstances sooner, into our subordinated debentures.

      Series E Preferred Stock. In February 1998, we issued 750,000 shares of our 11.125% series E exchangeable preferred stock due 2010, liquidation preference of $1,000 per share, generating about $728 million in net cash proceeds. Dividends on the series E preferred stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at our option, in additional shares of series E preferred stock. At both December 31, 1999 and 1998, accrued but unpaid dividends were about $12 million. The series E preferred stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends, and is redeemable in whole or in part, at our option at any time after December 15, 2005, at a price equal to the liquidation preference plus accrued and unpaid dividends, and, in some circumstances, after February 15, 2001 at specified redemption prices. Up to 35% of the series E preferred stock may be redeemed (using the proceeds of one or more sales of class A common stock) on or prior to February 15, 2001, in whole or in part, at our option in specified circumstances, at 111.125% of the liquidation preference plus accrued and unpaid dividends. The series E preferred stock is also exchangeable, in whole but not in part, at our option after December 15, 2005 and in some circumstances sooner, into our subordinated debentures.

      Zero Coupon Preferred Stock. In December 1998, we issued 591,308 shares of our zero coupon convertible preferred stock due 2013, liquidation preference of $1,000 per share at maturity generating about $145 million in net cash proceeds. The zero coupon preferred stock had an initial liquidation preference of $253.675 per share. No dividends will be payable with respect to the zero coupon preferred stock; however, the liquidation preference will accrete from the issuance date at an annual rate of 9.25% compounded quarterly. The zero coupon preferred stock is convertible at the option of the holders prior to redemption or maturity into our class A common stock at a conversion rate of 9.7441 common shares per share of zero coupon preferred stock (subject to adjustment upon the occurrence of specified events). The zero coupon preferred stock is redeemable at our option beginning December 23, 2005 and may be tendered by the holders for acquisition by us on December 23, 2005 and 2008. The zero coupon preferred stock is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. We may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with class A common stock.

13.  Capital Stock and Stock Rights

      Under our certificate of incorporation, we have the authority to issue 613,883,948 shares of capital stock, divided into nine classes as follows (See Note 18):

•	515,000,000 shares of class A voting common stock, par value $0.001 per share;

•	35,000,000 shares of class B nonvoting common stock, par value $0.001 per share;

•	26,941,933 shares of class A convertible redeemable preferred stock, stated value $36.75 per share;

•	82 shares of class B convertible preferred stock, stated value $1.00 per share;

•	26,941,933 shares of class C convertible redeemable preferred stock, stated value $36.75 per share;

•	1,600,000 shares of series D preferred stock, described in Note 12;

•	2,200,000 shares of series E preferred stock described in Note 12;

•	800,000 shares of zero coupon preferred stock described in Note 12; and

•	5,400,000 shares of undesignated preferred stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary description of our capital stock.

Common Stock

      Holders of common stock are entitled to share equally, share for share, if dividends are declared on the common stock, whether payable in cash, property or securities. There is no provision for cumulative voting with respect to the election of directors.

      Class A Common Stock. The holders of class A common stock are entitled to one vote per share on all matters submitted for action by the stockholders.

      Class B Common Stock. The holders of the nonvoting class B common stock have no right to vote on any matters submitted for action by the stockholders, except as follows. The holders of the nonvoting class B common stock do have the right to vote as a separate class, with each share having one vote, on:

•	any merger, consolidation, reorganization or reclassification of our company or our shares of capital stock;

•	any amendment to the certificate of incorporation; or

•	any liquidation, dissolution or winding up of our company.

Shares of class B common stock are convertible at any time at the option of the holder into an equal number of shares of class A common stock upon the actual or expected occurrence of any “Voting Conversion Event” as defined in our certificate of incorporation.

Preferred Stock

      In 1995, we consummated a securities purchase agreement with Digital Radio, L.L.C., an affiliate of Mr. Craig O. McCaw, under which Digital Radio purchased, for an aggregate price of $300 million, units consisting of about 8.2 million shares of class A preferred stock (of which 7.9 million were outstanding as of December 31, 1999 and 1998), each with a stated value of $36.75 per share, and 82 shares of class B preferred stock with a stated value of $1.00 per share.

      Class A Convertible Redeemable Preferred Stock. Each share of class A preferred stock is convertible at the election of the holder into three shares of class A common stock. Upon the occurrence of specified events, the shares of class A preferred stock automatically convert into shares of class A common stock on a three-for-one basis or into shares of class C preferred stock on a one-for-one basis. Shares of class A preferred stock are also redeemable solely at our option at a redemption price equal to the stated value of class A preferred stock plus the amount of any accrued or declared but unpaid dividends, upon the occurrence of specified events. The class A preferred stock only pays dividends under limited circumstances. Holders of class A preferred stock are entitled to three votes per share on all matters submitted for action by the stockholders except for the election of directors. The holders of class A preferred stock, voting separately as a class, are entitled to elect three class A directors or 25% of the members of our board of directors. Such directors will comprise the majority of the members of the operations committee.

      Class B Convertible Preferred Stock. Shares of nonvoting class B preferred stock are automatically converted on a one-for-one basis into shares of class A common stock if Digital Radio’s equity interest in us falls below specified levels or if specified transfers of class B preferred stock occur.

      Class C Convertible Redeemable Preferred Stock. Shares of class C preferred stock, with a stated value of $36.75 per share, are issuable upon conversion of class A preferred stock upon specified events, on a share for share basis. The terms of the class C preferred stock are substantially the same as the terms of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the class A preferred stock except that holders of class C preferred stock have no special voting rights in the election of directors, including the appointment of directors to the operations committee.

Ranking

      In the event of any liquidation, dissolution or winding up of Nextel or upon the distribution of the assets of Nextel, all assets and funds remaining after payment in full of the debts and liabilities of Nextel, and after the payment to the holders of the then outstanding preferred stock of the full preferential amounts to which they were entitled, would be divided and distributed among the holders of the class A common stock and nonvoting class B common stock ratably.

Common Stock Reserved for Issuance

      As of December 31, 1999, we had reserved class A common stock for future issuance as detailed below.

Class A preferred stock conversion rights	23,718,000

Class B common stock conversion rights	17,830,000

Options held by affiliates and warrants outstanding	6,119,600

Zero coupon preferred stock conversion rights	5,761,800

4.75% convertible debt conversion rights	12,682,800

Employee options outstanding	20,851,800

Employee options available for grant	11,395,100

Deferred and restricted shares	513,000

Employee Stock Purchase Plan	3,859,700

Acquisitions	4,464,800

107,196,600

14.  Stock and Employee Benefit Plans

      Employee Stock Option Plan. Our Incentive Equity Plan provides for the issuance of up to 45 million shares of class A common stock to officers and employees. Generally, nonqualified stock options outstanding under our stock option plan:

•	are granted at prices equal to or exceeding the market value of the stock on the grant date;

•	vest ratably over a three to five year service period; and

•	expire ten years subsequent to award.

If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel, then that holder’s unvested options and other equity awards will immediately vest or otherwise become payable, subject to some limitations.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Incentive Equity Plan activity is as follows:

	Shares

					Weighted
		Option			Average
		Price Range			Exercise Price

Outstanding, December 31, 1996	12,255,069	$1.75	–	$42.97	$16.50

Granted	6,087,340	13.88	–	26.94	15.78

Issued in connection with acquisitions	200,240	17.88	–	64.82	23.83

Exercised	(2,550,543)	1.75	–	20.12	9.51

Canceled	(787,617)	2.82	–	40.25	16.95

Outstanding, December 31, 1997	15,204,489	1.75	–	64.82	17.32

Granted	8,308,633	18.91	–	31.19	26.29

Issued in connection with acquisitions	20,907			5.71	5.71

Exercised	(1,555,168)	1.75	–	26.56	11.79

Canceled	(1,685,345)	13.46	–	64.82	21.46

Outstanding, December 31, 1998	20,293,516	2.82	–	42.97	20.64

Granted	9,099,487	28.44	–	108.00	34.40

Exercised	(5,981,425)	3.50	–	40.75	18.36

Canceled	(2,559,742)	2.82	–	84.75	26.33

Outstanding, December 31, 1999	20,851,836	4.17	–	108.00	26.38

Exercisable, December 31, 1999	4,584,051	4.17	–	42.97	19.95

      Following is a summary of the status of employee stock options outstanding at December 31, 1999:

		Outstanding	Outstanding		Exercisable
	Outstanding	Weighted	Average	Exercisable	Weighted
Exercise	Number of	Life	Exercise	Number of	Average
Price Range	Shares	Remaining	Price	Shares	Exercise Price

$ 4.17 – $ 18.94	6,306,479	6.1 years	$15.16	3,017,009	$15.04

19.09 – 30.28	6,256,559	8.1 years	26.12	1,185,168	26.04

30.56	6,601,702	9.1 years	30.56	3,260	30.56

30.75 – 49.56	814,941	6.6 years	38.06	378,614	39.93

50.00 – 108.00	872,155	9.6 years	66.86	—	—

	20,851,836	7.8 years	26.38	4,584,051	19.95

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a two to four year service period. An accelerated vesting schedule may be triggered in the event of a change in control of Nextel. During the year ended December 31, 1999, we granted 513,000 deferred shares having a weighted average fair value at grant date of $50.97.

      Employee Stock Purchase Plan. Under the 1996 Employee Stock Purchase Plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code). A total of 5 million shares are authorized for purchase under the plan. The Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Treasury shares were issued during the following years at the weighted average prices per share as indicated: 1999 – 432,225 shares at $25.40; 1998 – 421,642 shares at $ 20.38; and 1997 – 279,045 shares at $12.81.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options Held by Affiliates and Warrants Outstanding. The following is a summary of issued and outstanding options held by affiliates (see Note 15) and warrants for the purchase of class A common stock:

		Exercise Price

	Shares	Low		High

Issued and outstanding, December 31, 1996	70,691,691	$2.00	–	$43.16

Granted	25,068,276	15.13	–	18.00

Issued in connection with acquisitions	151,539	20.09	–	56.95

Repurchased	(25,000,000)			16.00

Exercised	(15,092,816)	2.00	–	15.50

Issued and outstanding, December 31, 1997	55,818,690	2.00	–	56.95

Issued in connection with acquisitions	7,748			59.66

Exercised	(27,501,738)	3.50	–	18.00

Expired	(179,502)			43.16

Issued and outstanding, December 31, 1998	28,145,198	3.50	–	59.66

Exercised	(22,024,597)	3.50	–	43.16

Expired	(981)			43.16

Issued and outstanding, December 31, 1999	6,119,620	12.25	–	59.66

Exercisable, December 31, 1999	5,919,620	12.25	–	59.66

      In 1992, we entered into stock purchase and option agreements, as amended and restated in 1995, with a wholly owned subsidiary of Comcast Corporation. Under the terms of this option, the Comcast subsidiary was granted a five-year option to acquire an additional 25 million shares of class A common stock at an exercise price of $16.00 per share. In March 1997, one of our wholly owned subsidiaries repurchased the option from the Comcast subsidiary for an aggregate purchase price of $25 million.

      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	1999	1998	1997

Expected stock price volatility	51%	51%	53%

Risk-free interest rate	4.7% – 6.5%	4.6% – 6.7%	6.0% – 7.1%

Expected life in years	2 – 5	8	8

Expected dividend yield	0.00%	0.00%	0.00%

The assumed expected life of an employee stock purchase plan grant, however, is 0.25 years.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted in 1999, 1998 and 1997, our loss and loss per common share attributable to common stockholders would have been as follows:

	Years Ended December 31,

	1999	1998	1997

Loss attributable to common stockholders (in millions):

As reported	$(1,530)	$(1,801)	$(1,643)

Pro forma	$(1,631)	$(1,883)	$(1,685)

Loss per share attributable to common stockholders, basic and diluted:

As reported	$(4.79)	$(6.46)	$(6.59)

Pro forma	$(5.11)	$(6.76)	$(6.76)

Weighted average fair value of options granted	$17.38	$16.60	$10.91

      Our stock options are nontransferable (except to family members or by will, as provided for in the Incentive Equity Plan), and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

      Nextel International Stock Plans. In June 1997, Nextel International’s board of directors adopted the Nextel International Employee Stock Option Plan, under which Nextel International’s employees participate. Generally, options outstanding under the Nextel International Employee Stock Option Plan (i) are granted at fair value, based on periodic valuations of Nextel International using valuation techniques; (ii) vest ratably over a four-year service period; and (iii) expire ten years subsequent to award.

      Under the Nextel International Stock Appreciation Rights Plan, selected employees and agents of Nextel International were granted rights (not an equity interest) to share in the future appreciation in the value of Nextel International. In conjunction with adoption of the Nextel International Employee Stock Option Plan, Nextel International’s board of directors also approved a plan to terminate the Stock Appreciation Rights Plan. Each holder of previously granted stock appreciation rights was given the option to exchange the stock appreciation rights for stock options to be granted under the Nextel International Employee Stock Option Plan. As of December 31, 1998, 5,000 stock appreciation rights and as of December 31, 1997, 25,000 stock appreciation rights were outstanding, all of which were exchanged for Nextel International options as of December 31, 1999.

      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 15% of their compensation. We provide a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were about $5 million during 1999, $4 million during 1998 and $3 million during 1997.

      Effective December 31, 1997, we adopted a nonqualified Cash Compensation Deferral Plan to provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus; we may (but are not obligated to) make discretionary contributions. Distribution payments are made at retirement, death, disability or termination of employment. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. About $4 million as of December 31, 1999 and $2 million as of December 31, 1998 is included in other liabilities, representing deferrals made by participating employees and earnings based on hypothetical investment elections.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions

      Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to penalties based on a percentage of the commitment shortfall.

      We acquired about $1,717 million during 1999, $1,540 million during 1998 and $1,086 million during 1997 of digital mobile network and other equipment, subscriber units, warranties, rent and services from Motorola. Amounts payable to Motorola, classified within accounts payable, accrued expense and other, were about $438 million at December 31, 1999 and $455 million at December 31, 1998.

      In 1997, one of our unrestricted subsidiaries acquired 49% of the capital stock and some assets of a Brazilian indirect wholly owned subsidiary of Motorola and in 1998 purchased the remaining 51% of the capital stock of this subsidiary. The aggregate total consideration we paid in these transactions was $22 million.

      We paid about $2 million during 1999 and $1 million during 1998 to NEXTLINK Communications, Inc., a publicly traded company controlled by Mr. Craig O. McCaw, for telecommunications services. The Chairman of our board of directors is the Chairman of the Board and Chief Executive Officer of NEXTLINK Communications. Two other members of our board of directors also serve on the board of directors of NEXTLINK Communications.

      We paid about $14 million during 1999, $8 million during 1998 and $1 million during 1997 to CommScope, Inc. for coaxial cables and related equipment for our antenna sites and had about $1 million of amounts payable by us to CommScope outstanding at both December 31, 1999 and 1998. One of our directors is Chairman and Chief Executive Officer of CommScope.

      In February 1998, the FCC commenced an auction of Local Multipoint Distribution Service spectrum. In connection with this auction, we entered into a joint venture through NEXTBAND Communications, L.L.C. with NEXTLINK Communications. We had a 50% interest in NEXTBAND. At the conclusion of the spectrum auction, NEXTBAND had submitted $135 million in winning bids. Under the terms of the joint venture, we made $68 million in payments to the FCC representing our share of the bid amount. In June 1999, we sold our 50% interest in NEXTBAND to NEXTLINK for $138 million in cash and recognized a gain of $70 million, which is included in other income (expense) in our statement of operations.

      Nextel Partners. During 1999, under a roaming agreement between Nextel WIP Corp., a wholly owned subsidiary of Nextel, and Nextel Partners Operating Corporation, a wholly owned subsidiary of Nextel Partners, Nextel earned about $1 million from customers of Nextel Partners roaming on our digital mobile network and was charged about $9 million for our customers roaming on Nextel Partners’ digital mobile network. Roaming revenues earned are included in operating revenues and roaming fees charged are included in cost of service.

      As a result of the transition services agreement between Nextel WIP and Nextel Partners Operating Corporation, we for a limited period provided Nextel Partners specified services such as accounting, payroll, customer care, purchasing, human resources and billing functions, and charged Nextel Partners about $3 million in 1999. This amount was recorded as a reduction in selling, general and administrative expenses. Nextel WIP provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement entered into between Nextel WIP and Nextel Partners Operating Corporation. During 1999, for these services Nextel WIP earned about $2 million, which is recorded as a reduction to cost of services.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 1999, we had a net payable due to Nextel Partners of about $2 million as a result of these intercompany agreements.

      Digital Radio. In 1995, under three separate option agreements, Digital Radio L.L.C., an affiliate of Mr. Craig O. McCaw, obtained the right to purchase for cash up to 35 million shares of class A common stock at exercise prices ranging from $15.50 to $21.50 per share for periods of two to six years. In July 1997, Digital Radio exercised in full the outstanding option that was scheduled to expire on that date to purchase 15 million shares of class A common stock for an aggregate purchase price of $233 million. On July 28, 1999, Digital Radio exercised in full the outstanding option that was scheduled to expire on that date to purchase 15 million shares of class A common stock for an aggregate purchase price of $278 million.

      In November 1997, Digital Radio exercised its right to convert 257,284 shares of class A preferred stock into 771,852 shares of class A common stock.

      In 1995, we also entered into a management support agreement with Eagle River, Inc., an affiliate of Mr. Craig O. McCaw, to provide management and consulting services from time to time as requested. In consideration for these services, we entered into an incentive option agreement granting Eagle River an option to purchase an aggregate of up to 1 million shares of class A common stock at an exercise price of $12.25 per share. This option expires on April 4, 2005, and is presently exercisable with respect to 800,000 shares and becomes exercisable for the remaining 200,000 shares on April 4, 2000. For the years ended December 31, 1999, 1998 and 1997 about $7 million, $1 million, and $5 million of compensation expense was recorded in connection with these agreements. During 1999, 1998, and 1997, we paid Eagle River about $150,000, $111,400 and $504,000 under the terms of this agreement for management support services and reimbursement of expenses.

      In connection with the agreements relating to the commitment by Digital Radio to exercise the option to purchase 15 million shares of class A common stock in July 1997, we reached an agreement with Option Acquisition, L.L.C., an affiliate of Mr. Craig O. McCaw, under which Option Acquisition acquired, for an aggregate purchase price of $25 million, an option to purchase 15 million shares of class A common stock at $16.00 per share and a second option to purchase 10 million shares of class A common stock at $18.00 per share. In July 1998, Option Acquisition exercised its options in a cashless transaction, resulting in the issuance of 9,953,821 shares of class A common stock.

      In 1998, an affiliate of Digital Radio sold an aircraft to a subsidiary of Nextel for about $8 million in cash and 50,000 shares of our class A common stock.

16.  Segment Information

      We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and have financed separately based on the fundamental differences in their operations. We evaluate performance based on

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as EBITDA.

	Domestic	International	Consolidated

	(in millions)

1999

Operating revenues	$3,222	$104	$3,326

EBITDA	698	(163)	535

Depreciation and amortization	896	108	1,004

Interest expense	(698)	(180)	(878)

Interest income	87	9	96

Equity in losses of unconsolidated affiliates	(42)	(31)	(73)

Other income (expense), net	73	(47)	26

Loss before income tax benefit and extraordinary item	$(778)	$(520)	$(1,298)

Property, plant and equipment, net	$5,613	$539	$6,152

Identifiable assets	$16,728	$1,682	$18,410

Capital expenditures	$1,908	$173	$2,081

1998

Operating revenues	$1,805	$42	$1,847

EBITDA	(99)	(121)	(220)

Depreciation and amortization	776	56	832

Interest expense	(549)	(107)	(656)

Interest income	17	17	34

Equity in losses of unconsolidated affiliates	—	(12)	(12)

Other (expense) income, net	(44)	19	(25)

Loss before income tax benefit and extraordinary item	$(1,451)	$(260)	$(1,711)

Property, plant and equipment, net	$4,384	$531	$4,915

Identifiable assets	$9,972	$1,601	$11,573

Capital expenditures	$1,905	$376	$2,281

1997

Operating revenues	$726	$13	$739

EBITDA	(391)	(21)	(412)

Depreciation and amortization	508	18	526

Interest expense	(351)	(57)	(408)

Interest income	10	20	30

Equity in losses of unconsolidated affiliates	(1)	(12)	(13)

Other income (expense), net	12	8	20

Loss before income tax provision and extraordinary item	$(1,229)	$(80)	$(1,309)

Property, plant and equipment, net	$3,090	$136	$3,226

Identifiable assets	$8,105	$1,123	$9,228

Capital expenditures	$1,496	$102	$1,598

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in millions, except per share amounts)

1999

Operating revenues	$664	$793	$889	$980

Operating loss	(193)	(134)	(86)	(56)

Income tax benefit	10	7	8	3

Loss before extraordinary item	(439)	(268)	(312)	(251)

Loss attributable to common stockholders	(485)	(315)	(361)	(369)

Loss per share before extraordinary item attributable to common stockholders	$(1.66)	$(1.04)	$(1.10)	$(0.85)

Extraordinary item (Note 8)	—	—	—	(0.19)

Basic and diluted loss per share attributable to common stockholders	$(1.66)	$(1.04)	$(1.10)	$(1.04)

1998

Operating revenues	$327	$422	$506	$592

Operating loss	(290)	(266)	(244)	(252)

Income tax benefit	34	49	45	64

Loss before extraordinary item	(387)	(359)	(402)	(371)

Loss attributable to common stockholders	(415)	(531)	(442)	(413)

Loss per share before extraordinary item attributable to common stockholders	$(1.53)	$(1.45)	$(1.56)	$(1.43)

Extraordinary item (Note 8)	—	(0.49)	—	—

Basic and diluted loss per share attributable to common stockholders	$(1.53)	$(1.94)	$(1.56)	$(1.43)

      The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

18.  Subsequent Events

      5.25% Convertible Senior Notes. In February 2000, we completed the issuance and sale in a private placement of about $1.15 billion in principal amount of 5.25% convertible senior notes due 2010, generating about $1.13 billion in net proceeds. Cash interest is payable semiannually on January 15 and July 15 of each year commencing on July 15, 2000. The notes are convertible at the option of the holders into class A common stock at any time after the date of original issuance and prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. The notes are redeemable at any time on or after January 18, 2003 at our option at specified redemption prices plus accrued interest. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If the 5.25% convertible senior notes are not registered with the Securities and Exchange Commission by August 31, 2000, the interest on the notes will increase by 0.5% per year until the notes are registered or until specific other conditions are satisfied.

      Proposed stock split. On February 22, 2000, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend. Upon stockholder consideration and approval of a proposed increase in our authorized equity capitalization at the annual stockholders meeting scheduled for May 25,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000, the new shares will be distributed on June 6, 2000 to stockholders of record as of May 26, 2000. The financial statements do not reflect the effect of the proposed stock split.

      Conversion of 4.75% Convertible Senior Notes. In late March 2000, we issued 5 million shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes, representing a conversion price of $47.308 per share. In order to induce conversion of these notes prior to June 6, 2002, the first date on which we could force conversion by calling the convertible notes for redemption, we paid the note holders about $26 million in cash, which will be charged to other expense in the first quarter of 2000. The financial statements do not reflect the effect of the conversion.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
As of December 31, 1999 and 1998
(in millions)

	1999	1998

ASSETS

Current assets

Cash and cash equivalents, including restricted portion of $1,265 in 1999	$3,964	$1

Short-term investments	1,067	—

Other receivables	8	—

Prepaids and other current assets	19	13

Total current assets	5,058	14

Property, plant and equipment, net	92	115

Intangible assets, net	1	1

Deferred income taxes	122	111

Investments in subsidiaries	8,598	6,612

Other assets	180	161

	$14,051	$7,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$221	$94

Current portion of long-term debt	1,130	—

Total current liabilities	1,351	94

Due to subsidiaries	2,757	773

Long-term debt	5,595	4,336

Other liabilities	4	3

Series D exchangeable preferred stock mandatorily redeemable 2009	683	601

Series E exchangeable preferred stock mandatorily redeemable 2010	922	827

Zero coupon convertible preferred stock mandatorily redeemable 2013	165	150

Stockholders’ equity	2,574	230

	$14,051	$7,014

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

Condensed Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997
(in millions)

	1999	1998	1997

Operating expenses

Selling, general and administrative	$71	$183	$142

Depreciation and amortization	25	7	4

	96	190	146

Other income (expense)

Interest expense ($124 intercompany in 1999)	(636)	(411)	(276)

Interest income ($125 intercompany in 1997)	62	10	128

Intercompany management fee	71	183	142

Equity in net losses of subsidiaries	(675)	(1,168)	(1,403)

Other, net	(7)	(1)	—

	(1,185)	(1,387)	(1,409)

Loss before income tax benefit (provision) and extraordinary item	(1,281)	(1,577)	(1,555)

Income tax benefit (provision)	11	58	(13)

Loss before extraordinary item	(1,270)	(1,519)	(1,568)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(68)	(133)	(46)

Net loss	(1,338)	(1,652)	(1,614)

Mandatorily redeemable preferred stock dividends	(192)	(149)	(29)

Loss attributable to common stockholders	$(1,530)	$(1,801)	$(1,643)

Comprehensive loss, net of income tax:

Net loss	$(1,338)	$(1,652)	$(1,614)

Unrealized gain (loss) on available-for-sale securities	142	(23)	8

Foreign currency translation adjustment	(114)	(24)	—

Comprehensive loss	$(1,310)	$(1,699)	$(1,606)

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

Condensed Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
(in millions)

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(1,338)	$(1,652)	$(1,614)

Adjustment to reconcile net loss to net cash used in operating activities	508	530	377

Net cash used in operating activities	(830)	(1,122)	(1,237)

Cash flows from investing activities:

Investments in and advances to affiliates	55	(190)	(347)

Payments for acquisitions, net of cash acquired	—	(42)	(6)

Capital expenditures	(24)	(75)	(35)

Purchase of short-term investments	(1,059)	—	—

Net cash used in investing activities	(1,028)	(307)	(388)

Cash flows from financing activities:

Sale of stock and exercise of stock options, warrants and other	3,819	30	283

Issuance of debt securities	2,600	1,296	1,200

Retirement of debt securities	(546)	(741)	(283)

Issuance of preferred stock	—	900	500

Deferred financing costs	(52)	(58)	(119)

Other	—	(1)	39

Net cash provided by financing activities	5,821	1,426	1,620

Net increase (decrease) in cash and cash equivalents	3,963	(3)	(5)

Cash and cash equivalents, beginning of period	1	4	9

Cash and cash equivalents, end of period	$3,964	$1	$4

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

Notes to Condensed Financial Statements

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3.	The parent company income tax benefit (provision) represents the difference between taxes computed on a consolidated basis and taxes calculated by the subsidiaries on a separate return basis.

4.	The parent company has an agreement with each of its wholly owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services. The fees charged to the subsidiaries for the performance of administrative services totaled $71 million during 1999, $183 million during 1998 and $142 million during 1997.

5.	Certain prior year amounts have been reclassified to conform with the current presentation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

			(1)
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 1999

Allowance for Doubtful Accounts	$63	$152	$—	$(140)	$75

Reserve for Inventory Obsolescence	$13	$12	$—	$(6)	$19

Year Ended December 31, 1998

Allowance for Doubtful Accounts	$57	$82	$1	$(77)	$63

Reserve for Inventory Obsolescence	$11	$22	$—	$(20)	$13

Year Ended December 31, 1997

Allowance for Doubtful Accounts	$11	$57	$7	$(18)	$57

Reserve for Inventory Obsolescence	$8	$16	$1	$(14)	$11

(1)	Primarily allowances of acquired companies.