Form 10-Q
period 2000-03-31
NEXTEL COMMUNICATIONS INC
filed 2000-05-15
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19656

NEXTEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3939651 (I.R.S. Employer Identification No.)

2001 Edmund Halley Drive, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
Registrant’s telephone number, including area code: (703) 433-4000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on April 28, 2000

Class A Common Stock, $0.001 par value	361,340,018
Class B Nonvoting Common Stock, $0.001 par value	17,830,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

			Page No.

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.
		Condensed Consolidated Balance Sheets —

		As of March 31, 2000 and December 31, 1999.	3
		Condensed Consolidated Statements of Operations —

		For the Three Months Ended March 31, 2000 and 1999.	4
		Condensed Consolidated Statement of Changes in Stockholders’ Equity —

		For the Three Months Ended March 31, 2000.	5
		Condensed Consolidated Statements of Cash Flows —

		For the Three Months Ended March 31, 2000 and 1999.	6

		Notes to Condensed Consolidated Financial Statements.	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and

		Results of Operations.	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Part II	Other Information.

	Item 1.	Legal Proceedings.	23

	Item 2.	Changes in Securities.	23

	Item 6.	Exhibits and Reports on Form 8-K.	23

PART I

Item 1.  Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2000 and December 31, 1999
(in millions)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $74 and $1,365 is restricted	$5,200	$4,701

Short-term investments	1,140	1,107

Accounts and notes receivable, less allowance for doubtful accounts of $73 and $75	658	619

Subscriber unit and accessory inventory	109	113

Prepaid expenses and other	110	80

Total current assets	7,217	6,620

Property, plant and equipment, net of accumulated depreciation of $1,901 and $1,687	6,718	6,152

Intangible assets, net of accumulated amortization of $993 and $1,007	4,549	4,551

Investments and other assets	1,112	1,087

	$19,596	$18,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,083	$981

Accrued expenses and other	788	659

Current portion of long-term debt and finance obligation	63	1,191

Total current liabilities	1,934	2,831

Long-term debt	11,840	9,760

Finance obligation	574	552

Deferred income taxes	812	799

Other	79	80

Total liabilities	15,239	14,022

Contingencies (Note 4)

Minority interest	44	44

Mandatorily redeemable preferred stock	1,751	1,770

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	291	291

Common stock, class A, 361 and 351 shares issued and outstanding	—	—

Common stock, class B, nonvoting convertible, 18 shares issued and outstanding	—	—

Paid-in capital	8,362	8,047

Accumulated deficit	(6,122)	(5,739)

Treasury stock, at cost	(5)	(6)

Deferred compensation, net	(24)	(23)

Accumulated other comprehensive income	60	4

Total stockholders’ equity	2,562	2,574

	$19,596	$18,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2000 and 1999
(in millions, except per share amounts)
Unaudited

	2000	1999

Operating revenues	$1,079	$664

Operating expenses

Cost of revenues	214	163

Selling, general and administrative	637	466

Depreciation and amortization	280	228

	1,131	857

Operating loss	(52)	(193)

Other income (expense)

Interest expense	(278)	(198)

Interest income	83	4

Debt conversion expense	(23)	—

Equity in losses of unconsolidated affiliates	(35)	(6)

Foreign currency transaction gains (losses), net	12	(67)

Other, net	6	11

	(235)	(256)

Loss before income tax benefit and extraordinary item	(287)	(449)

Income tax benefit	8	10

Loss before extraordinary item	(279)	(439)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	—

Net loss	(383)	(439)

Mandatorily redeemable preferred stock dividends	(52)	(46)

Loss attributable to common stockholders	$(435)	$(485)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(0.89)	$(1.66)

Extraordinary item	(0.28)	—

	$(1.17)	$(1.66)

Weighted average number of common shares outstanding	371	292

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2000
(in millions)
Unaudited

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2000	8	$291	351	$—	18	$—	$8,047

Net loss

Unrealized gain on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Total comprehensive loss

Issuance of common stock:

Exercise of options			3	—			46

Employee stock purchase plan							3

Conversion of debt securities and preferred stock			7	—			311

Deferred compensation, net							7

Mandatorily redeemable preferred stock dividends							(52)

Balance, March 31, 2000	8	$291	361	$—	18	$—	$8,362

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
					Other
					Comprehensive
					Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain on	Translation
	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2000	$(5,739)	—	$(6)	$(23)	$142	$(138)	$2,574

Net loss	(383)						(383)

Unrealized gain on available-for-sale securities, net of income tax					37		37

Foreign currency translation adjustment						19	19

Total comprehensive loss							(327)

Issuance of common stock:

Exercise of options							46

Employee stock purchase plan		—	1				4

Conversion of debt securities and preferred stock							311

Deferred compensation, net				(1)			6

Mandatorily redeemable preferred stock dividends							(52)

Balance, March 31, 2000	$(6,122)	—	$(5)	$(24)	$179	$(119)	$2,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2000 and 1999
(in millions)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(383)	$(439)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of deferred financing costs and accretion of senior redeemable notes	100	110

Depreciation and amortization	280	228

Provision for losses on accounts receivable	27	35

Deferred income tax benefit	(8)	(10)

Extraordinary loss on retirement of debt	104	—

Debt conversion expense	23	—

Net foreign currency transaction (gains) losses	(12)	67

Equity in losses of unconsolidated affiliates	35	6

Other, net	(5)	(3)

Change in assets and liabilities:

Accounts and notes receivable	(66)	(31)

Subscriber unit and accessory inventory	2	(18)

Other assets	(16)	28

Accounts payable, accrued expenses and other	119	126

Net cash provided by operating activities	200	99

Cash flows from investing activities

Capital expenditures	(647)	(475)

Proceeds from maturities and sales of short-term investments	894	—

Purchases of short-term investments	(919)	—

Payments for acquisitions and purchase of licenses, net of cash acquired	(54)	(15)

Other investments in and advances to affiliates	(2)	(11)

Proceeds from sale of assets	—	138

Net cash used in investing activities	(728)	(363)

Cash flows from financing activities

Issuance of debt securities	1,150	—

Borrowings under long-term credit facilities	1,060	208

Retirement of debt securities	(1,208)	—

Exercise of stock options, warrants and other	46	15

Revolving line of credit repayments, net	—	(24)

Deferred financing costs	(28)	—

Other	6	—

Net cash provided by financing activities	1,026	199

Effect of exchange rate changes on cash and cash equivalents	1	(10)

Net increase (decrease) in cash and cash equivalents	499	(75)

Cash and cash equivalents, beginning of period	4,701	321

Cash and cash equivalents, end of period	$5,200	$246

Supplemental disclosure of cash flow information

Cash paid for interest	$152	$46

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1.  Basis of Presentation.

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes of Nextel contained in our Annual Report on Form 10-K for the year ended December 31, 1999, and Nextel International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, for matters related to the operations of Nextel International, an indirect, substantially wholly-owned subsidiary. You should not expect the results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. Nextel International and its subsidiaries held cash and cash equivalents of $74 million at March 31, 2000 and $100 million at December 31, 1999 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in the indentures related to the 10-year discount notes issued by Nextel International in March 1997 and March 1998. At December 31, 1999, restricted cash also included $1,265 million held in an irrevocable trust to effect the redemption of our 10.125% senior redeemable discount notes in January 2000 and the redemption of our 9.75% senior redeemable discount notes in February 2000. (See Note 3.)

      Supplemental Cash Flow Information.

	Three Months
	Ended
	March 31,

	2000	1999

	(in millions)

Capital expenditures

Cash paid for capital expenditures	$647	$475

Change in capital expenditures accrued and unpaid or financed	130	(49)

	$777	$426

Interest costs

Interest expense	$278	$198

Interest capitalized	15	9

	$293	$207

      Digital Subscriber Unit and Accessory Sales and Related Costs. The loss generated from the sale of the subscriber units used on our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses and

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows (in millions):

	Three Months
	Ended
	March 31,

	2000	1999

Subscriber unit and accessory sales	$128	$111

Cost of subscriber unit and accessory sales	225	198

	$(97)	$(87)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      Reclassifications and Other. Certain prior period amounts have been reclassified to conform to our current year presentation. During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was an increase in depreciation expense of about $13 million in the first quarter of 2000.

Note 2.  Significant Transactions and Developments.

      Proposed Stock Split. On February 22, 2000, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend upon stockholder approval of a proposed increase in our authorized equity capitalization at the annual stockholders meeting scheduled for May 25, 2000. Assuming receipt of required shareholder approval, we expect the new shares of common stock will be distributed on June 6, 2000 to stockholders of record as of May 26, 2000. The financial statements do not reflect the effect of the proposed stock split.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Long-Term Debt.

	March 31,	December 31,
	2000	1999

	(in millions)

9.75% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $0	$—	$876

10.125% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $40	—	254

13.0% Senior Redeemable Discount Notes due 2007, issued by Nextel International, net of unamortized discount of $229 and $252	722	699

10.65% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $189 and $205	651	635

9.75% Senior Serial Redeemable Discount Notes due 2007, net of unamortized discount of $245 and $267	884	862

4.75% Convertible Senior Notes due 2007	354	600

9.95% Senior Serial Redeemable Discount Notes due 2008, net of unamortized discount of $396 and $425	1,231	1,202

12.125% Senior Serial Redeemable Discount Notes due 2008, issued by Nextel International, net of unamortized discount of $219 and $234	511	496

12.0% Senior Serial Redeemable Notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% Senior Serial Redeemable Notes due 2009	2,000	2,000

5.25% Convertible Senior Notes due 2010	1,150	—

Bank credit facility	3,650	2,650

Nextel International vendor credit facilities	312	243

Nextel Argentina bank credit facility	100	100

Nextel Argentina incremental borrowing facility	11	8

Other	3	4

	11,875	10,925

Less current portion, including $1,130 in 1999 associated with the 9.75% senior notes due 2004 and the 10.125% senior notes due 2004 redeemed in 2000	(35)	(1,165)

	$11,840	$9,760

      5.25% Convertible Senior Notes. In February 2000, we completed the issuance and sale in a private placement of an aggregate of $1.15 billion in principal amount of our 5.25% convertible senior notes due 2010, generating about $1.13 billion in net cash proceeds. Cash interest is payable on these notes semiannually on January 15 and July 15 of each year commencing July 15, 2000. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. These notes are redeemable at our option at any time on or after January 18, 2003 at specified redemption prices plus accrued interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If the 5.25% convertible senior notes are not registered with the Securities and Exchange Commission by August 31, 2000, the interest on the notes will increase by 0.5% per year until the notes are registered or until specific other conditions are satisfied.

      Incremental Bank Financing. On March 15, 2000, we, along with some of our subsidiaries and some of our lenders, established the $1.0 billion incremental senior secured term loan under our existing domestic bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan on March 15, 2000. The maturity date of this loan is March 31, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest payable quarterly, at variable rates calculated based either on the U.S. prime rate or the London Interbank Offering Rate, referred to as LIBOR.

      Conversion of 4.75% Convertible Senior Notes. In late March 2000, we issued about 5 million shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes, representing a conversion price of $47.308 per share. In order to induce conversion of these notes prior to redemption, we paid the note holders about $26 million in cash, representing $3 million of accrued interest and $23 million of debt conversion expense in the first quarter of 2000.

      Debt Extinguishment. During the first quarter of 2000, we utilized a portion of the proceeds from our 9.375% senior notes due 2009 to repurchase and redeem prior to final maturity all of our outstanding 10.125% senior notes and all of our outstanding 9.75% senior notes. As a result of the early retirement of these senior notes repurchased and redeemed during the first quarter of 2000, we recognized an extraordinary loss of about $104 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs of about $26 million.

Note 4.  Contingencies.

      See Part II, Item 1. “Legal Proceedings” for a discussion of certain lawsuits and other legal matters.

Note 5.  Mandatorily Redeemable Preferred Stock.

	March 31,	December 31,
	2000	1999

	(in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 687,001 and 665,376 shares issued; 686,990 and 665,365 shares outstanding; stated at liquidation value	$706	$683

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 935,177 and 909,871 shares issued; 935,163 and 909,857 shares outstanding; stated at liquidation value	948	922

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 3,306,612 and 5,761,764 shares of class A common stock; 339,345 and 591,308 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	97	165

	$1,751	$1,770

      Conversion of Zero Coupon Convertible Preferred Stock Mandatorily Redeemable 2013. In late March 2000, we issued about 2.5 million shares of class A common stock upon the conversion of about $71 million in accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate of 9.7441 shares of class A common stock for each share of zero coupon convertible preferred stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Segment Reporting.

      We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development and that we manage and have financed separately based on the fundamental differences in their operations. We evaluate performance of these segments and allocate resources to them based on earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as EBITDA.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2000			March 31, 1999
	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Operating revenues	$1,032	$47	$1,079	$644	$20	$664

EBITDA	$262	$(34)	$228	$82	$(47)	$35

Depreciation and amortization	247	33	280	204	24	228

Interest expense	(226)	(52)	(278)	(160)	(38)	(198)

Interest income	83	—	83	2	2	4

Equity in losses of unconsolidated affiliates	(28)	(7)	(35)	(1)	(5)	(6)

Other income (expense), net	(20)	15	(5)	(2)	(54)	(56)

Loss before income tax benefit and extraordinary item	$(176)	$(111)	$(287)	$(283)	$(166)	$(449)

Capital expenditures	$661	$116	$777	$377	$49	$426

	As of March 31, 2000			As of December 31, 1999

Property, plant and equipment, net	$6,077	$641	$6,718	$5,613	$539	$6,152

Identifiable assets	$17,774	$1,822	$19,596	$16,728	$1,682	$18,410

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Overview.

      The following discussion of our condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with our 1999 Annual Report on Form 10-K. Additional information regarding our international operations is available in Nextel International’s 1999 Annual Report on Form 10-K.

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

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as “Nextel Direct Connect®” service;

•	the Internet and new digital two-way mobile data services, marketed as “Nextel OnlineSM” service;

•	paging; and

•	short-messaging service.

      As of March 31, 2000:

•	we provided service to about 5,056,000 digital subscriber units in the United States, adding about 540,300 net subscriber units during the quarter; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc., a joint venture in which we are a participant, was operational in areas in and around 96 of the top 100 metropolitan statistical areas in the United States.

      On April 25, 2000, we commercially launched our Nextel Online service offering in 43 major markets, including more than 750 cities across the United States, for Internet capable subscriber units developed and manufactured by Motorola, the “i1000plus™,” the “i500plus™,” and the “i700plus™.” These new subscriber units are the first in a product line that incorporates micro-browsers and enables wireless Internet services, by supplying web-based applications and content directly to our subscribers.

      On April 3, 2000, we launched our Nextel WorldwideSM service offering with the introduction of the i2000™ subscriber unit. The i2000, being manufactured by Motorola, is a dual mode subscriber unit that operates on both the iDEN technology used by Nextel and the Global System for Mobile Communications, referred to as GSM, digital wireless technology that has been established as the current digital cellular communications standard in Europe and elsewhere. The i2000 currently allows digital roaming in more than 65 countries worldwide with the convenience of one phone, one number and one bill.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International. Nextel International, through its subsidiaries and affiliates, provides wireless communications services in and around various major metropolitan market areas in Latin America, Asia and Canada. As of March 31, 2000, along with Nextel International, we provided our service in ten of the world’s 25 largest cities.

      As of March 31, 2000, Nextel International’s proportionate share of international digital subscriber units in service, based on its ownership interests in its subsidiaries and affiliates, was estimated to be about 497,200, which includes total international digital subscriber units on networks in operation in Argentina, Brazil, Canada, Japan, Mexico, Peru, the Philippines and Shanghai, People’s Republic of China. As of March 31, 2000, an estimated 1,474,400 international digital subscriber units were in service on the commercial networks then being operated by Nextel International’s subsidiaries and affiliates. Nextel International currently is pursuing a number of transactions that would impact its ownership interests in affiliates in Brazil, Peru and China. If all of these transactions had occurred as of March 31, 2000, Nextel International’s subsidiaries and affiliates would have had a total of about 1,054,300 digital subscriber units in service, on a proforma basis, and Nextel International’s share, based on its proforma proportionate ownership interest, would have been 462,100 digital subscriber units in service. Assuming that the transactions that Nextel International currently is pursuing are consummated during the second quarter, Nextel International intends to report its digital subscriber unit net additions during the second quarter using the proforma first quarter ending digital subscriber units in service as the starting reference point.

B.  First Quarter Transactions and Developments.

      1.  5.25% Convertible Senior Notes. In February 2000, we completed the issuance and sale in a private placement of an aggregate of $1.15 billion in principal amount of our 5.25% convertible senior notes due 2010, generating about $1.13 billion in net cash proceeds. Cash interest is payable on these notes semiannually on January 15 and July 15 of each year commencing July 15, 2000. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. These notes are redeemable at our option at any time on or after January 18, 2003 at specified redemption prices plus accrued interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. In the event that these notes are not registered with the Securities and Exchange Commission prior to August 31, 2000, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

      2.  Proposed Stock Split. On February 22, 2000, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend upon stockholder approval of a proposed increase in our authorized equity capitalization at the annual stockholders meeting scheduled for May 25, 2000. Assuming receipt of required shareholder approval, we expect the new shares of common stock will be distributed on June 6, 2000 to stockholders of record as of May 26, 2000.

      3.  Incremental Bank Financing. On March 15, 2000, we, along with some of our subsidiaries and some of our lenders, established the $1.0 billion incremental senior secured term loan under our existing domestic bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan on March 15, 2000. The maturity date of this loan is March 31, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest payable quarterly, at variable rates calculated based either on the U.S. prime rate or LIBOR.

      4.  Conversion of 4.75% Convertible Senior Notes. In late March 2000, we issued about 5 million shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes representing a conversion price of $47.308 per share. In order to induce conversion of these notes prior to redemption, we paid the note holders about $26 million in cash, representing $3 million of accrued interest and $23 million of debt conversion expense in the first quarter of 2000.

      5.  Conversion of Zero Coupon Convertible Preferred Stock Mandatorily Redeemable 2013. In late March 2000, we issued about 2.5 million shares of class A common stock upon the conversion of about $71 million in accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate of 9.7441 shares of class A common stock for each share of zero coupon convertible preferred stock.

      6.  Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile. On March 31, 2000, Nextel International entered into a term sheet agreement with Motorola International Development Corporation regarding the terms and conditions under which Nextel International, or some of its subsidiaries, would purchase, for about $78 million in cash, all of Motorola International’s shares in the following companies:

•	Nextel del Peru, S.A.;

•	Nextel S.A. (Brazil); and

•	three SMR companies wholly owned by Motorola International and operating in Chile.

      Consummation of the transactions contemplated by this term sheet agreement is subject to various conditions, including the receipt of all necessary governmental and regulatory approvals. If these transactions are completed, Nextel International would acquire SMR licenses in Chile and increase its equity ownership interest in Nextel del Peru from about 64% to about 95% and in Nextel’s Brazilian operating subsidiary from about 88% to about 92%. We cannot predict whether or when Nextel International and Motorola International will enter into any definitive agreements for the purchase of these shares or whether or when consummation of any of those contemplated purchases might occur.

C.  Results of Operations.

      The following discussion compares our condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999, and describes significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See “F. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      1.  Operating Revenues.

      Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Operating revenues	$1,079	100%	$664	100%	$415	63%

Domestic	1,032	96%	644	97%	388	60%

International	47	4%	20	3%	27	135%

      Domestic operating revenues increased principally as a result of a 60% increase in end-of-period domestic digital subscriber units in service from about 3,152,900 at March 31, 1999 to about 5,056,000 at March 31, 2000. In addition, we experienced an 85% increase in total system minutes of use along with an increase in the average monthly revenue per digital subscriber unit from about $71 during the first quarter of 1999 to about $72 during the first quarter of 2000. The growth in digital subscriber units in service is the result of a number of factors, principally:

•	expanded network coverage and capacity;

•	differentiated products and services including instant conferencing capabilities;

•	the increased number of indirect distribution channels;

•	increased consumer awareness and acceptance of wireless communications;

•	pricing plans targeted at particular market segments; and

•	increased sales force and marketing staff.

      Operating revenues for our international operations increased primarily as a result of a 167% increase in end-of-period digital subscriber units in service for our consolidated international entities, primarily in Brazil and Mexico, from 134,600 at March 31, 1999 to 359,400 at March 31, 2000.

      2.  Cost of Revenues.

      Cost of revenues consists primarily of network operating costs, including site rent and utilities, and interconnection fees assessed by local exchange carriers.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Cost of revenues	$214	20%	$163	25%	$51	31%

Domestic	200	19%	154	23%	46	30%

International	14	1%	9	2%	5	56%

      Domestic cost of revenues increased primarily as a result of a 77% increase in the number of digital switches in service and a 46% increase in digital cell sites and related equipment placed in service from March 31, 1999 to March 31, 2000, as well as increases in airtime usage. Increased airtime usage resulted from increased digital subscriber units in service and increased interconnect minutes of use per customer. Domestic cost of revenues as a percentage of consolidated operating revenues decreased due to the economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during 1999 and the first quarter of 2000.

      The increase in international cost of revenues is attributable primarily to an increase in the number of cell sites placed in service from March 31, 1999 to March 31, 2000, as well as increases in international expenses associated with increased airtime usage resulting from additional subscriber units in service.

      3.  Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Selling, general and administrative	$637	59%	$466	70%	$171	37%

Selling and marketing	388	36%	284	43%	104	37%

General and administrative	249	23%	182	27%	67	37%

      The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $162 million and an increase in international expenses of $9 million.

      The increase in selling and marketing expenses primarily reflects increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

•	$49 million of increased consolidated advertising and marketing expenses, including $8 million relating to international operations, due to aggressive marketing campaigns directed at growing the customer base;

•	$45 million of increased domestic commissions and residuals earned by indirect dealers and distributors as a result of increased digital subscriber unit sales through, and increased reliance on, indirect distribution channels; and

•	$10 million of increased losses generated from increased consolidated sales of digital subscriber units and related accessories, including increased losses of $7 million relating to international digital subscriber unit sales.

      The increase in general and administrative expenses is primarily attributable to the following:

•	$40 million of increased domestic expenses related to billing, collection, customer care and customer retention activities to support a larger customer base;

•	$33 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base; offset by

•	$6 million of decreased international expenses primarily due to decreases in bad debt expenses.

      The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	continuing aggressive advertising and marketing campaigns;

•	increasing costs associated with customer retention;

•	increasing sales and marketing, customer care and back-office support staffing; and

•	increasing aggregate amounts of digital subscriber unit subsidies as we sell additional digital subscriber units and related accessories.

      4.  Depreciation and Amortization.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation and amortization	$280	26%	$228	34%	$52	23%

Depreciation	233	22%	175	26%	58	33%

Amortization	47	4%	53	8%	(6)	(11)%

      Depreciation and amortization increased primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional cell sites and switches in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile network. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation begins when system assets are placed into service in the relevant markets.

      During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was an increase in depreciation expense of about $13 million in the first quarter of 2000.

      5.  Segment Earnings (Losses), Interest Expense, Interest Income and Other.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Segment earnings (losses)	$228	21%	$35	5%	$193	NM

Domestic	262	24%	82	12%	180	220%

International	(34)	(3)%	(47)	(7)%	(13)	(28)%

Interest expense	278	26%	198	30%	80	40%

Interest income	83	8%	4	1%	79	NM

Debt conversion expense	23	2%	—	—	23	NM

Equity in losses of unconsolidated affiliates	35	3%	6	1%	29	NM

Foreign currency transaction gains (losses), net	12	1%	(67)	(10)%	79	118%

Other, net	6	1%	11	2%	(5)	(45)%

Income tax benefit	8	1%	10	2%	(2)	(20)%

Extraordinary loss	104	10%	—	—	104	NM

Loss attributable to common stockholders	435	40%	485	73%	(50)	(10)%
NM-Not Meaningful

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

      The increase in interest expense resulted from the issuance of senior notes during June and November of 1999 and January of 2000, as well as a higher average level of borrowings under our domestic bank credit agreement and Nextel International’s bank and vendor credit facilities.

      The increase in interest income is primarily due to income recognized on the investment of the net proceeds received in November 1999 from both the public offering of class A common stock and the issuance of our 9.375% senior notes due 2009 and proceeds received in January 2000 from the private placement of our 5.25% convertible senior notes due 2010.

      The debt conversion expense of $23 million resulted from payments to induce the conversion of $246 million of our 4.75% convertible senior notes due 2007. See “B. — First Quarter Transactions and Developments.”

      The increase in equity in losses of unconsolidated affiliates is due to increased losses attributable to our equity investment in Nextel Partners, Inc. and to our affiliates in the Philippines and Japan. The increase in the foreign currency transaction gain is due primarily to the strengthening of the Brazilian real relative to the U.S. dollar during the first quarter of 2000.

      During the first quarter of 2000, we utilized a portion of the proceeds from our 9.375% senior notes to repurchase and redeem prior to final maturity all of our outstanding 10.125% senior notes and all of our outstanding 9.75% senior notes. As a result of the early retirement of these senior notes repurchased and redeemed during the first quarter of 2000, we recognized an extraordinary loss of about $104 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs.

D.  Liquidity and Capital Resources.

      We had losses attributable to common stockholders of $435 million during the first quarter of 2000 and $485 million during the first quarter of 1999. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs. For the next several years, we intend to use existing cash and short-term investments, anticipated available credit under the existing credit facilities, earnings before interest, taxes, depreciation and amortization from our domestic operations and externally generated funds from debt and equity sources as discussed below to cover our currently anticipated future needs.

      Cash Flows

      Working capital increased by $1.5 billion to $5.3 billion at March 31, 2000 compared to working capital of $3.8 billion at December 31, 1999 primarily as a result of the $1.0 billion of proceeds generated from borrowings in March 2000 under our domestic bank credit facility.

      Net cash provided by operating activities of $200 million for the three months ended March 31, 2000 improved by $101 million compared to net cash provided by operating activities of $99 million for the three months ended March 31, 1999. The increase in net cash provided by operating activities consisted of a domestic increase of $65 million and an increase in international operations of $36 million. The improvement in the cash provided by operating activities reflects increasing operating revenues and improved domestic financial performance coupled with strengthened cost controls and improved cash management.

      Capital expenditures to fund the continued expansion of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities for the three-month period ended March 31, 2000 increased $365 million compared to the same period in 1999 primarily due to the $172 million increase in cash paid for capital expenditures and the $138 million decrease in proceeds from the sale of assets. Cash payments for capital expenditures totaled $647 million for the three months ended March 31, 2000 and $475 million for the three-month period ended March 31, 1999, including $71 million for the first quarter of 2000 and $43 million for the first quarter of 1999 in capital expenditures for international operations.

      Net cash provided by financing activities for the three months ended March  31, 2000 consisted primarily of $1.15 billion in gross proceeds from the issuance of debt securities and $1.0 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.2 billion for the retirement of debt securities.

E.  Future Capital Needs and Resources.

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

      We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 2000, as we build out, expand and enhance our digital mobile network. See “F. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

      As of March 31, 2000, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008, as well as a $1.0 billion incremental term loan borrowed on March 15, 2000, maturing March 31, 2009. As of March 31, 2000, we had borrowed $3.7 billion of our bank credit facility. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. Under the current bank credit agreement, as amended, we are able to access the entire $6.0 billion available in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of our applicable issues of preferred stock.

      As of March 31, 2000, $151 million had been borrowed by Nextel International under its equipment financing with Motorola Credit Corporation, leaving $74 million available for future borrowings under that facility. Additionally, as of March 31, 2000, $104 million had been borrowed by McCaw International (Brazil), Ltd. under its vendor financing agreement with Motorola Credit, leaving $21 million available for future borrowings. As of March 31, 2000, Nextel Argentina S.R.L. had borrowed the full $100 million under its original bank credit facility and had borrowed $11 million of the $50 million in incremental term loans that are available under that facility, leaving $39 million available for future borrowings. In January 2000, Nextel International borrowed the full $57 million in incremental term loans available under the loan agreement entered into with Motorola Credit, all of which was outstanding at March 31, 2000.

      Currently, we expect to increase the level of domestic and international capital expenditures during 2000. This increase is expected to be driven by several factors, including:

•	the contemplated construction of additional cell sites to increase system capacity, improve system quality, and expand our digital mobile network coverage around most major domestic and selected international market areas, as well as in heavily traveled corridors between markets;

•	the installation of switching equipment, other system infrastructure equipment and cell sites in the existing markets of Nextel and Nextel International sufficient to meet expected increases in system demand four to six months ahead of anticipated growth; and

•	the installation of system capital hardware and software items in connection with the commercial launch of wireless data services nationwide during 2000.

      Taking such anticipated capital expenditures into account in both the Nextel and Nextel International organizations, and assuming that a significant amount of Nextel International’s funding needs for calendar year 2000 will be satisfied with funds invested or advanced by us, and based upon the combined anticipated operating cash flow of the existing and expected wireless businesses, and currently available cash resources, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2000. This conclusion is premised on the availability of funds from the following sources as of March 31, 2000 and thereafter:

•	consolidated cash and cash equivalents and short-term investments on hand as of March 31, 2000 of about $6.3 billion;

•	the availability of about $2.3 billion of incremental funding over the amounts outstanding as of March 31, 2000 under our domestic bank credit facility; and

•	the availability of about $134 million in funding under Nextel International’s financing agreements described above.

      If our or Nextel International’s business plans change, or if economic conditions in either of our or their markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in the current calendar year, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the domestic or international mobile wireless businesses conducted by us or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, the above estimates and conclusions specifically exclude the impact of any significant acquisition transaction, or the pursuit of any significant new business opportunity not now contemplated, by us or Nextel International. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us or Nextel International or both to raise additional equity and debt funding to meet those needs.

      The availability of borrowings under the domestic bank credit facility and Nextel International’s financing agreements is subject to certain conditions and limitations, and we cannot provide assurance that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of our domestic and international digital mobile networks, the amount and timing of our capital expenditures and operating losses, the volatility and demand of the equity and debt markets and the market price of our common stock.

      We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated or are described in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 1999, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between us and Motorola pursuant to which we acquired substantially all of Motorola’s domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under certain circumstances, not to grant superior governance rights to any third-party investor without

Motorola’s consent, which may make securing certain strategic equity investments more difficult. Our ability to incur additional indebtedness, including, in certain circumstances, indebtedness incurred under our domestic bank credit agreement, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

F.	Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of technology deployed in connection with our Nextel Online services offering;

•	market acceptance of our new service offerings, including Nextel Online and Nextel Worldwide;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	successful implementation of any year 2000 solutions that are critical to our business operations;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and registration statements filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 1999 and, with specific reference to risk factors relating to international operations in Nextel International, Inc.’s reports filed with the Securities and Exchange Commission, including Nextel

International’s Annual Report on Form 10-K for the year ended December 31, 1999 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We primarily use mandatorily redeemable preferred stock, senior notes and bank and vendor credit facilities to finance our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR or the U.S. prime rate which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet financial instruments and thus do not constitute speculative or leveraged positions independent of these exposures.

      Nextel International’s revenues are denominated in foreign currencies while a portion of its operations are financed through senior redeemable discount notes and bank and vendor credit facilities which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real, Mexican peso and Argentine peso, expose us to foreign currency exchange rate risk.

      As of March 31, 2000, we held about $1.1 billion of debt securities in the form of commercial paper, U.S. government securities and certificates of deposit as short-term investments classified as available-for-sale in accordance with Statement of Financial Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc., a publicly traded company. As of March 31, 2000, Nextel International’s investment had a fair value of $345 million. In accordance with SFAS No. 115, this investment is recorded at its market value in our financial statements. Negative fluctuations in Clearnet’s stock price expose us to equity price risk. A 10% decline in the stock price would result in a $35 million decrease in the fair value of Nextel International’s investment in Clearnet.

      The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates and foreign currency exchange rates as of March 31, 2000 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, finance obligation and bank and vendor credit facilities in effect at March 31, 2000 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Future Capital Needs and Resources.” For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for mandatorily redeemable preferred stock and senior notes;

•	carrying value for the bank and vendor credit facilities at March 31, 2000, as interest rates are reset periodically;

•	estimates for the finance obligation based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap and collar agreements.

      Descriptions of our mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 8, 9 and 12 to the consolidated financial statements contained in our 1999 Annual Report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our mandatorily redeemable preferred stock, long-term debt, finance obligation and interest rate swaps and collars as compared to December 31, 1999 reflect the January 2000 issuance of convertible notes, additional borrowings under our bank and vendor credit facilities, the retirement of two series of our debt securities, the March 2000 conversion of some of our 4.75% convertible senior notes due 2007 and some of our zero coupon convertible preferred stock due 2010 and the changes in the applicable market conditions.

	Year of Maturity
								Fair
	2000	2001	2002	2003	2004	Thereafter	Total	Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-Term Debt and Finance Obligation

Fixed Rate	$18	$33	$37	$40	$37	$12,107	$12,272	$11,780

Average Interest Rate	8%	8%	8%	8%	8%	9%	9%

Variable Rate	33	140	119	207	239	3,335	4,073	4,073

Average Interest Rate	11%	11%	11%	10%	9%	9%	9%
Interest Rate Swaps

Variable to Fixed	—	150	—	100	—	570	820	(31)

Average Pay Rate	—	5%	—	6%	—	8%	7%

Average Receive Rate	—	6%	—	6%	—	6%	6%

Variable to Variable	50	100	—	400	—	—	550	3

Average Pay Rate	6%	6%	—	6%	—	—	6%

Average Receive Rate	6%	6%	—	6%	—	—	6%
Interest Rate Collars

Collars	—	—	—	200	—	—	200	1

Average Cap	—	—	—	7%	—	—	7%

Average Floor	—	—	—	4%	—	—	4%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	1	1	1	—	—	1,681	1,684	1,118

Average Interest Rate	14%	14%	14%	—	—	13%	13%

Variable Rate	33	140	94	94	62	—	423	423

Average Interest Rate	11%	11%	11%	11%	11%	—	11%

PART II

Item 1.  Legal Proceedings.

      Nextel is involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended March 31, 2000, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 1999 Annual Report on Form 10K.

Item 2.  Changes in Securities.

      (a)  Inapplicable.

      (b)  Inapplicable.

(c)	In February 2000, we completed the issuance and sale of $1.15 billion in aggregate principal amount of our 5.25% convertible senior notes due 2010. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $148.80 per share, subject to adjustment. Morgan Stanley Dean Witter acted as placement agent and received about $23 million in fees in connection with the sale of these notes. Because these notes were issued in a private placement transaction, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. This transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act of 1933 and Rule 144A under that act, in reliance upon the representations of the placement agent.

In late March 2000, we issued 5,195,206 shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes due 2007, at a conversion price of $47.308 per share.

In late March 2000, we issued 2,455,153 shares of class A common stock upon the conversion of 251,963 shares of our zero coupon convertible preferred stock mandatorily redeemable 2013, at a conversion rate of 9.7441 shares of class A common stock for each share of zero coupon convertible preferred stock.

These shares were issued to the converting noteholders and preferred stockholders mentioned above pursuant to the exemption of Section 3(a)(9) of the Securities Act of 1933 in reliance upon the representations of the former noteholders and preferred stockholders.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of January 26, 2000 by and between Nextel and Harris Trust and Savings Bank, as trustee, relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on January 26, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of January 26, 2000, by and between Nextel and Morgan Stanley & Co. Incorporated relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on January 26, 2000 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.3	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on March 15, 2000 and incorporated herein by reference).
4.4	Amendment 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated as November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on May 5, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

(b)	Reports on Form 8-K.

(i)	Current Report on Form 8-K dated and filed on January 21, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of a private placement of $1.0 billion of our 5.25% convertible senior notes due 2010.

(ii)	Current Report on Form 8-K dated and filed on January 26, 2000 with the Securities and Exchange Commission reporting under Item 5 the completion of a private placement of $1.0 billion of our 5.25% convertible senior notes due 2010.

(iii)	Current Report on Form 8-K dated and filed on February 3, 2000 with the Securities and Exchange Commission reporting under Item 5 the completion of a private placement of an additional $150 million of our 5.25% convertible senior notes due 2010.

(iv)	Current Report on Form 8-K dated and filed on February 22, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of our summary financial results and other data for the quarter and year ended December 31, 1999, as well as a 2-for-1 stock split to be effective upon shareholder approval of a proposed increase in our authorized equity capitalization at the annual shareholders meeting.

(v)	Current Report on Form 8-K dated and filed on February 28, 2000 with the Securities and Exchange Commission reporting under Item 5 the commitment obtained from Chase Securities Inc. to activate the $1.0 billion incremental senior secured credit facility under our existing bank credit agreement.

(vi)	Current Report on Form 8-K dated and filed on March 15, 2000 with the Securities and Exchange Commission reporting under Item 5 the establishment and funding of the $1.0 billion incremental senior secured credit facility under our existing domestic bank credit facility.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

Date: May 15, 2000

William G. Arendt

Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of January 26, 2000 by and between Nextel and Harris Trust and Savings Bank, as trustee, relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on January 26, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of January 6, 2000, by and between Nextel and Morgan Stanley & Co. Incorporated relating to Nextel’s 5.25% Convertible Senior Notes due 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on January 26, 2000 and incorporated herein by reference).
4.3	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on March 15, 2000 and incorporated herein by reference).
4.4	Amendment 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated as November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on May 5, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.