Form 10-Q
period 2000-06-30
NEXTEL COMMUNICATIONS INC
filed 2000-08-14
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
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

      Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on July 31, 2000

Class A Common Stock, $0.001 par value	725,702,216
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

			Page No.

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.
		Condensed Consolidated Balance Sheets

		As of June 30, 2000 and December 31, 1999	3
		Condensed Consolidated Statements of Operations and Comprehensive Loss

		For the Six and Three Months Ended June 30, 2000 and 1999	4
		Condensed Consolidated Statement of Changes in Stockholders’ Equity

		For the Six Months Ended June 30, 2000	5
		Condensed Consolidated Statements of Cash Flows

		For the Six Months Ended June 30, 2000 and 1999	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Part II	Other Information.

	Item 1.	Legal Proceedings	26

	Item 2.	Changes in Securities	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I – FINANCIAL INFORMATION.

Item  1. Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2000 and December 31, 1999
(in millions)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $267 and $1,365 is restricted	$4,749	$4,701

Short-term investments, of which $30 and $0 is restricted	1,620	1,107

Accounts and notes receivable, less allowance for doubtful accounts of $79 and $75	730	619

Subscriber unit and accessory inventory	166	113

Prepaid expenses and other	124	80

Total current assets	7,389	6,620

Property, plant and equipment, net of accumulated depreciation of $2,127 and $1,687	7,295	6,152

Intangible assets, net of accumulated amortization of $1,030 and $1,007	4,597	4,551

Investments and other assets	1,011	1,087

	$20,292	$18,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,176	$981

Accrued expenses and other	737	659

Current portion of long-term debt and finance obligation	99	1,191

Total current liabilities	2,012	2,831

Long-term debt	12,801	9,760

Finance obligation	594	552

Deferred income taxes	768	799

Other	86	80

Total liabilities	16,261	14,022

Contingencies (Note 4)

Minority interest	20	44

Mandatorily redeemable preferred stock	1,775	1,770

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	291	291

Common stock, class A, 725 and 702 shares issued and outstanding	1	1

Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,356	8,046

Accumulated deficit	(6,363)	(5,739)

Treasury stock, at cost	(4)	(6)

Deferred compensation, net	(22)	(23)

Accumulated other comprehensive (loss) income	(23)	4

Total stockholders’ equity	2,236	2,574

	$20,292	$18,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Six and Three Months Ended June 30, 2000 and 1999
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Operating revenues	$2,339	$1,457	$1,260	$793

Operating expenses

Cost of revenues	474	329	260	166

Selling, general and administrative	1,347	984	710	518

Depreciation and amortization	583	471	303	243

	2,404	1,784	1,273	927

Operating loss	(65)	(327)	(13)	(134)

Other income (expense)

Interest expense	(579)	(407)	(301)	(209)

Interest income	187	12	104	8

Debt conversion expense	(23)	—	—	—

Equity in losses of unconsolidated affiliates	(71)	(31)	(36)	(25)

Foreign currency transaction gains (losses), net	6	(46)	(6)	21

Other, net	9	75	3	64

	(471)	(397)	(236)	(141)

Loss before income tax benefit and extraordinary item	(536)	(724)	(249)	(275)

Income tax benefit	16	17	8	7

Loss before extraordinary item	(520)	(707)	(241)	(268)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	—	—	—

Net loss	(624)	(707)	(241)	(268)

Mandatorily redeemable preferred stock dividends	(103)	(93)	(51)	(47)

Loss attributable to common stockholders	$(727)	$(800)	$(292)	$(315)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(0.83)	$(1.35)	$(0.38)	$(0.52)

Extraordinary item	(0.14)	—	—	—

	$(0.97)	$(1.35)	$(0.38)	$(0.52)

Weighted average number of common shares outstanding	751	594	760	606

Comprehensive loss, net of income tax

Net loss	$(624)	$(707)	$(241)	$(268)

Unrealized (loss) gain on available-for-sale securities	(35)	29	(72)	2

Foreign currency translation adjustment	8	(110)	(11)	29

Comprehensive loss	$(651)	$(788)	$(324)	$(237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2000
(in millions)
Unaudited

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2000	8	$291	702	$1	36	$—	$8,046

Net loss

Unrealized loss on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Issuance of common stock:

Exercise of options and warrants			6	—			63

Employee stock purchase plan							6

Conversion of debt securities and preferred stock			17	—			337

Deferred compensation, net							7

Mandatorily redeemable preferred stock dividends							(103)

Balance, June 30, 2000	8	$291	725	$1	36	$—	$8,356

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
					Other
					Comprehensive
					Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain (Loss) on	Translation
	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2000	$(5,739)	—	$(6)	$(23)	$142	$(138)	$2,574

Net loss	(624)						(624)

Unrealized loss on available-for-sale securities, net of income tax					(35)		(35)

Foreign currency translation adjustment						8	8

Issuance of common stock:

Exercise of options and warrants							63

Employee stock purchase plan		—	2				8

Conversion of debt securities and preferred stock							337

Deferred compensation, net				1			8

Mandatorily redeemable preferred stock dividends							(103)

Balance, June 30, 2000	$(6,363)	—	$(4)	$(22)	$107	$(130)	$2,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2000 and 1999
(in millions)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(624)	$(707)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of deferred financing costs and accretion of senior redeemable notes	199	209

Depreciation and amortization	583	471

Provision for losses on accounts receivable	69	73

Deferred income tax benefit	(16)	(17)

Extraordinary loss on retirement of debt	104	—

Net foreign currency transaction (gains) losses	(6)	46

Equity in losses of unconsolidated affiliates	71	31

Gain on sale of equity in joint venture	—	(70)

Other, net	17	20

Change in assets and liabilities:

Accounts and notes receivable	(180)	(157)

Subscriber unit and accessory inventory	(57)	(10)

Other assets	(54)	(9)

Accounts payable, accrued expenses and other	96	266

Net cash provided by operating activities	202	146

Cash flows from investing activities

Capital expenditures	(1,369)	(906)

Purchases of short-term investments	(2,300)	(2)

Proceeds from maturities and sales of short-term investments	1,800	—

Payments for acquisitions and purchase of licenses, net of cash acquired	(218)	(42)

Proceeds from sale of assets	13	276

Other investments in and advances to affiliates, net	(1)	(31)

Net cash used in investing activities	(2,075)	(705)

Cash flows from financing activities

Borrowings under long-term credit facilities	1,938	235

Issuance of debt securities	1,150	600

Retirement of debt securities	(1,208)	—

Sale of stock and exercise of stock options, warrants and other	63	728

Proceeds from financing obligation	—	560

Revolving line of credit repayments, net	—	(423)

Deferred financing costs	(29)	(31)

Other	7	(8)

Net cash provided by financing activities	1,921	1,661

Effect of exchange rate changes on cash and cash equivalents	—	(5)

Net increase in cash and cash equivalents	48	1,097

Cash and cash equivalents, beginning of period	4,701	321

Cash and cash equivalents, end of period	$4,749	$1,418

Supplemental disclosure of cash flow information

Cash paid for interest	$391	$121

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

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999. You should also read Nextel International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and its subsequent Quarterly Reports on Form 10-Q for matters related to the operations of Nextel International, our indirect, substantially wholly owned subsidiary. You should not expect the results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash, Cash Equivalents and Short-term Investments. Nextel International and its subsidiaries held cash, cash equivalents and short-term investments of $297 million at June 30, 2000 and $100 million at December 31, 1999 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in the indentures related to the 10-year discount notes issued by Nextel International in March 1997 and March 1998. At December 31, 1999, restricted cash also included $1,265 million held in an irrevocable trust to effect the redemption of our 10.125% senior redeemable discount notes in January 2000 and the redemption of our 9.75% senior redeemable discount notes in February 2000 (See Note 3).

      Supplemental Cash Flow Information.

	Three Months
	Ended
	March 31,

	2000	1999

	(in millions)

Capital expenditures

Cash paid for capital expenditures	$1,369	$906

Change in capital expenditures accrued and unpaid or financed	231	(43)

	$1,600	$863

Interest costs

Interest expense	$579	$407

Interest capitalized	33	19

	$612	$426

      Digital Subscriber Unit and Accessory Sales and Related Costs. We deliver our wireless service through handset devices, which we refer to as subscriber units. The loss generated from the sale of the subscriber units used on our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses and write

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in millions)

Subscriber unit and accessory sales	$244	$228	$127	$118

Cost of subscriber unit and accessory sales	476	423	262	225

	$(232)	$(195)	$(135)	$(107)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivatives embedded in other contracts, and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this statement on our financial position and results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. Based on our current assessment and guidance provided to date by the Securities and Exchange Commission, we do not believe that SAB No. 101 will have a material impact on our financial position and results of operations.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. We do not expect the adoption of this guidance on July 1, 2000 will have a material impact on our financial position or results of operations.

      In May 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the fourth quarter of 2000. We are in the process of evaluating the potential impact of this consensus on our financial position and results of operations.

      Reclassifications and Other. Certain prior period amounts have been reclassified to conform to our current year presentation. During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was additional depreciation expense of about $26 million for the six months ended June 30, 2000, including $13 million for the three months ended June 30, 2000.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Significant Transactions and Developments.

      Stock Split. On May 25, 2000, our stockholders approved an increase in the number of authorized shares of our class A common stock from 515,000,000 to 2,060,000,000 and our class B common stock from 35,000,000 to 100,000,000, enabling us to complete a 2-for-1 common stock split effective June 6, 2000, distributed to stockholders of record as of May 26, 2000. Information presented throughout these financial statements and related footnotes has been adjusted to reflect the 2-for-1 common stock split.

Note 3.  Long-Term Debt.

	June 30,	December 31,
	2000	1999

	(in millions)

9.75% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $0	$—	$876

10.125% Senior Redeemable Discount Notes due 2004, net of unamortized discount of $40	—	254

13.0% Senior Redeemable Discount Notes due 2007, issued by Nextel International, net of unamortized discount of $205 and $252	746	699

10.65% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $172 and $205	668	635

9.75% Senior Serial Redeemable Discount Notes due 2007, net of unamortized discount of $225 and $267	904	862

4.75% Convertible Senior Notes due 2007	354	600

9.95% Senior Serial Redeemable Discount Notes due 2008, net of unamortized discount of $366 and $425	1,261	1,202

12.125% Senior Serial Redeemable Discount Notes due 2008, issued by Nextel International, net of unamortized discount of $204 and $234	526	496

12.0% Senior Serial Redeemable Notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% Senior Serial Redeemable Notes due 2009	2,000	2,000

5.25% Convertible Senior Notes due 2010	1,150	—

Bank credit facility	4,500	2,650

Nextel International vendor credit facilities	342	243

Nextel Argentina bank credit facility	100	100

Nextel Argentina incremental borrowing facility	18	8

Other	4	4

	12,869	10,925

Less current portion, including $1,130 in 1999 associated with the 9.75% senior notes due 2004 and the 10.125% senior notes due 2004 redeemed in 2000	(68)	(1,165)

	$12,801	$9,760

      5.25% Convertible Senior Notes due 2010. In the first quarter of 2000, we completed the issuance and sale of an aggregate of $1.15 billion in principal amount of our 5.25% convertible senior notes due 2010, generating about $1.13 billion in net cash proceeds. Cash interest is payable on these notes semi annually on January 15 and July 15 of each year commencing July 15, 2000. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are redeemable at our option at any time on or after January 18, 2003 at specified redemption prices plus accrued interest. These notes are senior unsecured

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Incremental Bank Financing. On March 15, 2000, we, along with some of our subsidiaries and some of our lenders, established the $1.0 billion incremental senior secured term loan under our existing domestic bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan on March 15, 2000. The maturity date of this loan is June 30, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest, payable quarterly, at variable rates calculated based either on the U.S. prime rate or the London Interbank Offering Rate, referred to as LIBOR.

      Conversion of 4.75% Convertible Senior Notes. In late March 2000, we issued about 10 million shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes representing a conversion price of $23.654 per share. In order to induce conversion of these notes prior to redemption, we paid the note holders about $26 million in cash, representing $3 million of accrued interest and $23 million of debt conversion expense in the first quarter of 2000.

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

Note 4.  Contingencies.

      Legal Proceedings — Brazil. Nextel International entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the Founders Group, who collectively were the minority stockholders in McCaw International (Brazil), Ltd., an indirect subsidiary of Nextel International that holds interests in the operating companies conducting Nextel International’s wireless business in Brazil. Under that agreement, on August 4, 2000, Nextel International (1) made a cash payment to members of the Founders Group totaling $146 million, (2) received all of the equity interests held by the Founders Group in McCaw International (Brazil), Ltd. and (3) exchanged mutual releases with all the members of the Founders Group. In addition, all pending court disputes between Nextel International and Telcom Ventures, a member of the Founders Group, have been permanently dismissed. For a description of these disputes, see our 1999 Annual Report on Form 10-K. As a result, all rights of the Founders Group as minority stockholders in McCaw International (Brazil), Ltd. as described in our Form 10-K, including their rights to put their equity interests to Nextel International beginning in October 2001, have terminated. Nextel International will account for this additional investment in McCaw International (Brazil), Ltd. using the purchase method.

      In the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints have been filed with the Equal Employment Opportunity Commission. We are currently investigating these allegations. We currently lack sufficient information regarding the specific details and other relevant background concerning the bulk of these alleged complaints to reach any informed conclusion as to the likely impact or outcome of the alleged complaints. However, based on the specific claim details and related investigative results to date, we do not believe that the matters that have come to our attention are likely to result in material liability to Nextel.

      See also Part II, Item 1. “Legal Proceedings” for discussion of other legal matters.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.  Mandatorily Redeemable Preferred Stock.

	June 30,	December 31,
	2000	1999

	(in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 709,340 and 665,376 shares issued; 709,329 and 665,365 shares outstanding; stated at liquidation value	$729	$683

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 961,201 and 909,871 shares issued; 961,187 and 909,857 shares outstanding; stated at liquidation value	975	922

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 and 11,523,529 shares of class A common stock; 245,245 and 591,308 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	71	165

	$1,775	$1,770

      Conversion of Zero Coupon Convertible Preferred Stock Mandatorily Redeemable 2013. During the first half of 2000, we issued about 6.7 million shares of class A common stock upon the conversion of about $98 million in total accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate, adjusted for the effect of the stock split, of 19.4882 shares of class A common stock for each share of zero coupon convertible preferred stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Segment Reporting.

      We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development and that we manage and have financed separately based on the fundamental differences in their operations. We evaluate performance of these segments and allocate resources to them based on earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as segment earnings (losses).

	For the Six Months Ended			For the Six Months Ended
	June 30, 2000			June 30, 1999

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Operating revenues	$2,228	$111	$2,339	$1,415	$42	$1,457

Segment earnings (losses)	$585	$(67)	$518	$237	$(93)	$144

Depreciation and amortization	(518)	(65)	(583)	(419)	(52)	(471)

Interest expense	(472)	(107)	(579)	(325)	(82)	(407)

Interest income	182	5	187	9	3	12

Equity in losses of unconsolidated affiliates	(54)	(17)	(71)	(20)	(11)	(31)

Foreign currency transaction gains (losses), net	—	6	6	—	(46)	(46)

Other income (expense), net	(18)	4	(14)	62	13	75

Loss before income tax benefit and extraordinary item	$(295)	$(241)	$(536)	$(456)	$(268)	$(724)

Capital expenditures	$1,347	$253	$1,600	$771	$92	$863

	For the Three Months Ended			For the Three Months Ended
	June 30, 2000			June 30, 1999

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Operating revenues	$1,196	$64	$1,260	$771	$22	$793

Segment earnings (losses)	$323	$(33)	$290	$155	$(46)	$109

Depreciation and amortization	(271)	(32)	(303)	(215)	(28)	(243)

Interest expense	(246)	(55)	(301)	(165)	(44)	(209)

Interest income	99	5	104	7	1	8

Equity in losses of unconsolidated affiliates	(26)	(10)	(36)	(19)	(6)	(25)

Foreign currency transaction (losses) gains, net	—	(6)	(6)	—	21	21

Other income, net	2	1	3	64	—	64

Loss before income tax benefit and extraordinary item	$(119)	$(130)	$(249)	$(173)	$(102)	$(275)

Capital expenditures	$686	$137	$823	$394	$43	$437

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2000

	As of December 31, 1999 ) (in millions

Property, plant and equipment, net	$6,540	$755	$7,295	$5,613	$539	$6,152

Identifiable assets	$18,168	$2,124	$20,292	$16,728	$1,682	$18,410

Note 7.  Subsequent Events.

      Debt Issuance. As more fully discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — C. Post Second Quarter Transactions and Developments,” in August 2000, Nextel International completed the issuance and sale in a private placement of an aggregate of $650 million in principal amount of its 12.75% senior serial notes due 2010, generating about $624 million in net cash proceeds.

      GECC Sale Leaseback. On August 10, 2000, we completed a sale-leaseback transaction involving some of our owned switch equipment that will be accounted for as a capital lease. Total net proceeds were about $280 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Overview.

      The following discussion of our condensed consolidated financial condition and results of operations for the six-and three-month periods ended June 30, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with our 1999 Annual Report on Form 10-K. Additional information regarding our international operations is available in Nextel International’s 1999 Annual Report on Form 10-K and its subsequent Quarterly Reports on Form 10-Q.

      We provide a wide array of digital wireless communications services throughout the United States. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as the integrated Digital Enhanced Network, or iDEN®, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	the Internet and new digital two-way mobile data services, marketed as “Nextel OnlineSM” service;

•	paging; and

•	short-messaging service.

      As of June 30, 2000:

•	we provided service to about 5,616,600 digital subscriber units in the United States, adding about 560,600 net subscriber units during the quarter; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc., a joint venture in which we are a participant, was operational in areas in and around 98 of the top 100 metropolitan statistical areas in the United States.

      On April 25, 2000, we commercially launched our Nextel Online service offering, which is currently available in a majority of our markets, for Internet capable subscriber units developed and manufactured by Motorola, the “i1000plus™,” the “i500plus™,” and the “i700plus™.” These new subscriber units are the first in a product line that incorporates micro-browsers and enables wireless Internet services, by supplying web-based applications and content directly to our subscribers. On June 20, 2000, we commercially launched our Nextel Online Two-Way Messaging service that enables Internet capable subscriber units to send, receive and respond to text messages.

      On April 3, 2000, we launched our Nextel WorldwideSM service offering with the introduction of the “i2000™” subscriber unit. The i2000, being manufactured by Motorola, is a dual mode subscriber unit that operates on both the iDEN technology used by Nextel and the Global System for Mobile Communications, referred to as GSM, 900 MHz digital wireless technology that has been established as the current digital cellular communications standard in Europe and elsewhere. As of July 31, 2000, the i2000 allowed digital roaming in more than 70 countries worldwide with the convenience of one phone, one number and one bill.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International. Nextel International, through its subsidiaries and affiliates, provides wireless communications services in and around various major metropolitan market areas in Latin American, Asia and Canada. As of June 30, 2000, along with Nextel International, we provided our service in nine of the world’s 25 largest cities.

      As of June 30, 2000, an estimated 1,225,900 international digital subscriber units were in service on the commercial networks then being operated by Nextel International’s subsidiaries and affiliates in Argentina,

Brazil, Canada, Japan, Mexico, Peru and the Philippines. As of June 30, 2000, Nextel International’s proportionate share of international digital subscriber units in service, based on its ownership interests in its subsidiaries and affiliates, was estimated to be about 578,500.

      Subsequent to June 30, 2000, Nextel International completed transactions that increased its direct and indirect ownership interests in our Philippines affiliate from about 38% to about 51% and in Brazil from about 92% to 100%. As a result of the Brazilian transaction, Nextel International’s ownership interest in all of its Latin American subsidiaries is 100%. If all of these transactions had occurred as of June 30, 2000, Nextel International’s proportionate share of international digital subscriber units in service, based on its pro forma proportionate ownership interest, would have been about 599,900 digital subscriber units in service.

B.  Second Quarter Transactions and Developments.

      1.  Purchase of Common Equity Shares in Companies in Brazil, Peru and Chile. In May 2000, Nextel International purchased another stockholder’s interest in Nextel del Peru, S.A. for about $3 million in cash and increased its ownership from about 63% to about 69%.

      Also in May 2000, Nextel International purchased all the equity interests of Motorola International Development Corporation, referred to as Motorola International, in Nextel del Peru, S.A., increasing its ownership interest from about 69% to 100%. At the same time, Nextel International purchased all of Motorola International’s equity interests in Nextel International’s Brazilian operations, increasing its ownership from about 88% to 92%. In August 2000, Nextel International purchased the remaining 8% from the other minority stockholders, as described below, increasing its ownership interest to 100%. In May 2000, Nextel International also purchased all of Motorola International’s equity interests in three Chilean analog companies, which were wholly owned by Motorola International. Nextel International has entered into an agreement with Motorola International to manage these three companies during a transition period. The aggregate purchase price paid to Motorola International for these acquisitions in Brazil, Peru and Chile was about $78 million in cash.

      2.  Stock Split. On May 25, 2000, our stockholders approved an increase in the number of authorized shares of our class A common stock from 515,000,000 to 2,060,000,000 and our class B common stock from 35,000,000 to 100,000,000, enabling us to complete a 2-for-1 common stock split effective June 6, 2000, distributed to stockholders of record as of May 26, 2000. Except where noted otherwise, information presented throughout this quarterly report has been adjusted to reflect this 2-for-1 common stock split.

C.  Post Second Quarter Transactions and Developments.

      1.  12.75% Senior Serial Notes due 2010. In August 2000, Nextel International completed the issuance and sale in a private placement of an aggregate of $650 million in principal amount of its 12.75% senior serial redeemable notes due 2010, generating about $624 million in net cash proceeds. Cash interest is payable semi annually beginning February 1, 2001 at a rate of 12.75% per year. The senior serial notes are redeemable in whole or in part, at Nextel International’s option, at any time on or after August 1, 2005 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the original principal amount of these outstanding senior serial notes may be redeemed (using the proceeds of specified kinds of Nextel International’s capital stock) on or prior to August 1, 2003, at Nextel International’s option under specified circumstances, at 112.75% of their principal amount plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all Nextel International’s other unsubordinated, unsecured indebtedness. Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. In the event that these notes are not registered with the Securities and Exchange Commission prior to February 1, 2001, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

      2.  Brazil Ownership. Nextel International entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the Founders Group, who collectively were the minority stockholders in McCaw International (Brazil), Ltd., an indirect subsidiary of Nextel International that holds interests in the operating companies conducting Nextel International’s wireless business in Brazil. Under that agreement, on August 4, 2000, Nextel International (1) made a cash payment to members of the Founders Group totaling $146 million, (2) received all of the equity interests held by the Founders Group in McCaw International (Brazil), Ltd. and (3) exchanged mutual releases with all the members of the Founders Group. In addition, all pending court disputes between Nextel International and Telcom Ventures, a member of the Founders Group, have been permanently dismissed. For a description of these disputes, see our 1999 Annual Report on Form 10-K. As a result, all rights of the Founders Group as minority stockholders in McCaw International (Brazil), Ltd. as described in our Form 10-K, including their rights to put their equity interests to Nextel International beginning in October 2001, have terminated.

      3.  GECC Sale Leaseback. On August 10, 2000, we completed a sale-leaseback transaction involving some of our owned switch equipment that will be accounted for as a capital lease. Total net proceeds were about $280 million.

D.  Results of Operations.

      The following discussion compares our condensed consolidated financial condition and results of operations for the six-and three-month periods ended June 30, 2000 and 1999, and describes significant factors that could affect our prospective financial condition and results of operations.

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

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Six Months ended

Operating revenues	$2,339	100%	$1,457	100%	$882	61%

Domestic	2,228	95%	1,415	97%	813	57%

International	111	5%	42	3%	69	164%
Three Months ended

Operating revenues	$1,260	100%	$793	100%	$467	59%

Domestic	1,196	95%	771	97%	425	55%

International	64	5%	22	3%	42	191%

      Domestic operating revenues increased principally as a result of a 56% increase in end-of-period domestic digital subscriber units in service for about 3,592,900 at June 30, 1999 to about 5,616,600 at June 30, 2000. In addition, we experienced a 77% increase in total system minutes of use. The growth in digital subscriber units in service is the result of a number of factors, principally:

•	expanded network coverage and capacity;

•	differentiated products and services including instant conferencing capabilities;

•	an increased number of indirect distributors;

•	increased consumer awareness and acceptance of wireless communications;

•	pricing plans targeted at particular market segments; and

•	increased sales force and marketing staff.

      Operating revenues for our international operations increased primarily as a result of a 205% increase in end-of-period digital subscriber units in service for our consolidated international subsidiaries, primarily in Brazil, Mexico and Argentina, from 154,000 at June 30, 1999 to 469,100 at June 30, 2000.

      2.  Cost of Revenues.

      Cost of revenues consists primarily of network operating costs, including site rent and utilities, and interconnection fees assessed by local exchange carriers.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

			(dollars in millions)
Six Months ended

Cost of revenues	$474	20%	$329	23%	$145	44%

Domestic	445	19%	311	22%	134	43%

International	29	1%	18	1%	11	61%
Three Months ended

Cost of revenues	$260	20%	$166	21%	$94	57%

Domestic	245	19%	157	20%	88	56%

International	15	1%	9	1%	6	67%

      Domestic cost of revenues increased primarily as a result of a 51% increase in the number of digital switches in service and a 53% increase in digital cell sites and related equipment placed in service from June 30, 1999 to June 30, 2000, as well as increases in airtime usage. Increased airtime usage resulted from increased digital subscriber units in service and increased interconnect minutes of use per customer. Domestic cost of revenues as a percentage of consolidated operating revenues decreased due to the economies of scale achieved as a result of increases in system usage.

      The increase in international cost of revenues is attributable primarily to an increase in the number of cell sites placed in service from June 30, 1999 to June 30, 2000, as well as increases in costs to support increased airtime usage resulting from additional subscriber units in service.

      3.  Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

			(dollars in millions)
Six Months ended

Selling, general and administrative	$1,347	58%	$984	67%	$363	37%

Selling and marketing	811	35%	601	41%	210	35%

General and administrative	536	23%	383	26%	153	40%
Three Months ended

Selling, general and administrative	$710	56%	$518	65%	$192	37%

Selling and marketing	423	33%	317	40%	106	33%

General and administrative	287	23%	201	25%	86	43%

      Selling, general and administrative expenses declined as a percentage of consolidated revenues as a result of an increased revenue base.

      The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $331 million and an increase in international expenses of $32 million for the six-month period ended June 30, 2000, and an increase in domestic expenses of $169 million and an increase in international expenses of $23 million for the three-month period ended June 30, 2000.

      The increase in selling and marketing expenses in the six- and three-month periods ended June 30, 2000 from comparable 1999 periods consists primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

•	$93 million and $43 million of increased consolidated advertising and marketing expenses, including $27 million and $19 million relating to international operations, due to aggressive marketing campaigns directed at growing the customer base;

•	$80 million and $35 million of increased domestic commissions and residuals earned by indirect dealers and distributors as a result of increased digital subscriber unit sales through, and increased reliance on, indirect dealers and distributors; and

•	$37 million and $28 million of increased losses due to subsidies generated from increased consolidated sales of digital subscriber units and related accessories, including increased losses of $15 million and $8 million relating to international digital subscriber unit sales.

      The increase in general and administrative expenses during the six- and three-month periods ended June 30, 2000 from the comparable 1999 periods is primarily attributable to the following:

•	$97 million and $57 million of increased domestic expenses related to billing, collection, customer care and customer retention activities to support a larger customer base;

•	$66 million and $33 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base; offset by

•	$10 million and $4 million of decreased international expenses primarily due to decreases in bad debt expenses.

      The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	continuing aggressive advertising and marketing campaigns;

•	increasing costs associated with customer retention;

•	increasing sales and marketing, customer care and back-office support staffing; and

•	increasing aggregate amounts of digital subscriber unit subsidies as we sell additional digital subscriber units and related accessories.

      4.  Depreciation and Amortization.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Six Months ended

Depreciation and amortization	$583	25%	$471	32%	$112	24%

Depreciation	488	21%	367	25%	121	33%

Amortization	95	4%	104	7%	(9)	(9)%
Three Months ended

Depreciation and amortization	$303	24%	$243	31%	$60	25%

Depreciation	255	20%	192	24%	63	33%

Amortization	48	4%	51	7%	(3)	(6)%

      Depreciation and amortization increased primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional cell sites and switches in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the period. Depreciation begins when system assets are placed into service in the relevant markets.

      During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was additional depreciation expense of about $26 million for the six months ended June 30, 2000, including $13 million for the three months ended June 30, 2000.

      5.  Segment Earnings (Losses), Interest Expense, Interest Income and Other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Six Months ended

Segment earnings (losses)	$518	22%	$144	10%	$374	260%

Domestic	585	25%	237	16%	348	147%

International	(67)	(3)%	(93)	(6)%	(26)	(28)%

Interest expense	579	25%	407	28%	172	42%

Interest income	187	8%	12	1%	175	NM

Debt conversion expense	23	1%	—	—	23	NM

Realized gain on sale of investment	—	—	70	5%	(70)	NM

Equity in losses of unconsolidated affiliates	71	3%	31	2%	40	129%

Foreign currency transaction gains (losses), net	6	—	(46)	(3)%	52	113%

Other, net	9	—	5	—	4	80%

Income tax benefit	16	1%	17	1%	(1)	(6)%

Extraordinary loss	104	4%	—	—	104	NM

Loss attributable to common stockholders	727	31%	800	55%	(73)	(9)%
Three Months ended

Segment earnings (losses)	$290	23%	$109	14%	$181	166%

Domestic	323	26%	155	20%	168	108%

International	(33)	(3)%	(46)	(6)%	(13)	(28)%

Interest expense	301	24%	209	26%	92	44%

Interest income	104	8%	8	1%	96	NM

Realized gain on sale of investment	—	—	70	9%	(70)	NM

Equity in losses of unconsolidated affiliates	36	3%	25	3%	11	44%

Foreign currency transaction (losses) gains, net	(6)	—	21	3%	(27)	(129)%

Other, net	3	—	(6)	(1)%	9	150%

Income tax benefit	8	1%	7	1%	1	14%

Loss attributable to common stockholders	292	23%	315	40%	(23)	(7)%

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

      The increase in interest expense for both the six- and three-month periods ended June 30, 2000 compared to the six- and three-month periods ended June 30, 1999 resulted from the issuance of senior notes during June and November of 1999 and January of 2000, as well as a higher average level of borrowings under our domestic bank credit agreement and Nextel International’s bank and vendor credit facilities. This increase was partially offset by a decrease in the weighted average interest rate on our total outstanding senior notes.

      The increase in interest income is primarily due to income recognized on the investment of the net proceeds received in November 1999 from both the public offering of class A common stock and the issuance of our 9.375% senior notes due 2009 and proceeds received in January 2000 from the issuance and sale of our 5.25% convertible senior notes due 2010 as well as the additional borrowings under our domestic bank credit facility.

      The debt conversion expense of $23 million resulted from payments to induce the conversion of $246 million of our 4.75% convertible senior notes due 2007. See Note 3 in the accompanying financial statements.

      The increase in equity in losses of unconsolidated affiliates is due to increased losses attributable to our equity investment in Nextel Partners, Inc. and to our affiliates in the Philippines and Japan. The foreign currency transaction gain for the six-month period ended June 30, 2000 is due primarily to the strengthening of the Brazilian real relative to the U.S. dollar during the first quarter of 2000 offset by the weakening of the Brazilian real relative to the U.S. dollar during the second quarter of 2000. The foreign currency transaction loss for the six-month period ended June 30, 1999 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar during the first quarter of 1999 slightly offset by the strengthening of the Brazilian real relative to the U.S. dollar during the second quarter of 1999.

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

E.  Liquidity and Capital Resources.

      We had losses attributable to common stockholders of $292 million during the second quarter of 2000 and $315 million during the second quarter of 1999. For the six months ended June 30, 2000, we had losses attributable to common stockholders of $727 million and losses attributable to common stockholders of $800 million for the six months ended June 30, 1999. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      1.  Cash Flows

      Working capital increased by $1.6 billion to $5.4 billion at June 30, 2000 compared to working capital of $3.8 billion at December 31, 1999 primarily as a result of the $1.9 billion of borrowings in March 2000 and May 2000 under our domestic bank credit facility.

      Net cash provided by operating activities of $202 million for the six months ended June 30, 2000 improved by $56 million compared to net cash provided by operating activities of $146 million for the six months ended June 30, 1999. The increase in net cash provided by operating activities consisted of a domestic increase of $58 million and a decrease in international operations of $2 million. This improvement in the cash provided by operating activities reflects increasing operating revenues and improved domestic financial performance.

      Capital expenditures to fund the continued expansion of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities for the six-month period ended June 30, 2000 increased $1,370 million compared to the same period in 1999 primarily due to the $463 million increase in cash paid for capital expenditures and $500 million in net purchases of short term investments. Cash payments for capital expenditures totaled $1,369 million for the six months ended June 30, 2000 and $906 million for the six-month period ended June 30, 1999, including $141 million for the six months ended June 30, 2000 and $87 million for the six months ended June 30, 1999 in capital expenditures for international operations.

      Net cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of $1.15 billion in gross proceeds from the issuance of debt securities and $1.9 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.2 billion for the retirement of debt securities.

      2.  Future Capital Needs and Resources.

      We anticipate that, for the foreseeable future, significant amounts of our available cash will be utilized for:

•	capital expenditures for the construction and enhancement of the digital mobile network, both domestically and internationally;

•	operating expenses relating to our digital mobile network, both domestically and internationally;

•	potential acquisitions including any negotiated acquisitions of spectrum from third parties and any future Federal Communications Commission auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

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

      As of June 30, 2000, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008, as well as a $1.0 billion incremental term loan borrowed on March 15, 2000, maturing June 30, 2009. As of June 30, 2000, we had borrowed $4.5 billion under our bank credit facility. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of June 30, 2000, under the current bank credit agreement, as amended, we are able to access the entire $6.0 billion available in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of our applicable issues of preferred stock.

      As of June 30, 2000, $173 million had been borrowed by Nextel International under its equipment financing with Motorola Credit Corporation, leaving $52 million available for future borrowings under that facility. Additionally, as of June 30, 2000, $112 million had been borrowed by McCaw International (Brazil), Ltd. under its vendor financing agreement with Motorola Credit. As of June 30, 2000, Nextel Argentina S.R.L. had borrowed the full $100 million under its original bank credit facility and had borrowed $18 million of the $50 million in incremental term loans that are available under that facility, leaving $32 million available for future equipment borrowings. In January 2000, Nextel International borrowed the full $57 million in incremental term loans available under the loan agreement entered into with Motorola Credit, all of which was outstanding at June 30, 2000. On August 1, 2000, Nextel International received about $624 million in net cash proceeds from the issuance of its 12.75% senior serial notes due 2010.

      Currently, we expect to increase the level of domestic and international capital expenditures during the remainder of 2000. This increase is expected to be driven by several factors, including:

•	the contemplated construction of additional cell sites to increase system capacity, improve system quality, and expand our digital mobile network coverage around most major domestic and selected international market areas, as well as in heavily traveled corridors between markets;

•	the installation of switching equipment, other system infrastructure equipment and cell sites in the existing markets of Nextel and Nextel International sufficient to meet expected increases in system demand four to six months ahead of anticipated growth; and

•	the installation of system capital hardware and software items in connection with the domestic commercial launch of wireless data services nationwide during 2000.

      Taking such anticipated capital expenditures into account in both the Nextel and Nextel International organizations, and based upon the combined anticipated operating cash flow of the existing and expected wireless businesses, and currently available cash resources, we believe that we will be able to fully fund both our domestic and international operations through the remainder of 2000. See “F. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.” This conclusion is premised on the availability of funds from the following sources as of June 30, 2000 and thereafter:

•	consolidated cash, cash equivalents and short-term investments on hand as of June 30, 2000 of about $6.4 billion;

•	the availability of about $1.5 billion of incremental funding over the amounts outstanding as of June 30, 2000 under our domestic bank credit facility;

•	the receipt of about $624 million in net proceeds from Nextel International’s August 2000 debt offering;

•	the receipt of about $280 million in net proceeds from our August 10, 2000 switch sale-leaseback transaction; and

•	the availability at June 30, 2000 of about $84 million in aggregate remaining equipment funding under Nextel International’s financing agreements described above.

      If our or Nextel International’s business plans change, or if economic conditions in either of our or their markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in the current calendar year, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the domestic or international mobile wireless businesses conducted by us or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, our conclusion that we will be able to fully fund both our domestic and international operations through the remainder of 2000 does not take into account the impact of any significant acquisition transaction or the pursuit of any significant new business opportunity other than those currently being pursued by us or Nextel International. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us or Nextel International or both to raise additional equity and debt funding to meet those needs.

      The availability of borrowings under our domestic bank credit facility and Nextel International’s financing agreements is subject to certain conditions and limitations, and we cannot provide assurance that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including certain covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example, the commercial success of our domestic and international digital mobile networks, the amount and timing of our capital expenditures and operating losses, the volatility and demand of the equity and debt markets, and the market price of our common stock.

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

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of technology deployed in connection with our Nextel Online services offering;

•	market acceptance of our new service offerings, including Nextel Online and Nextel Worldwide;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and, with specific reference to risk factors relating to international operations in Nextel International, Inc.’s reports filed with the Securities and Exchange Commission, including Nextel International’s Annual Report on Form 10-K for the year ended December 31, 1999 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We primarily use mandatorily redeemable preferred stock, senior notes and bank and vendor credit facilities to finance our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR, the U.S. prime rate, Eurodollar Rate and Adjusted Base Rate, referred to as ABR, which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet financial instruments and thus do not constitute speculative or leveraged positions independent of these exposures.

      Nextel International’s revenues are denominated in foreign currencies while a portion of its operations are financed through senior notes and bank and vendor credit facilities which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real and Mexican peso, expose us to foreign currency exchange rate risk.

      As of June 30, 2000, we held about $1.6 billion of debt securities in the form of commercial paper, U.S. government securities and certificates of deposit as short-term investments classified as available-for-sale in accordance with Statement of Financial Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      Nextel International holds an available-for-sale investment in the common stock of Clearnet Communications, Inc., a publicly traded company. As of June 30, 2000, Nextel International’s investment had a fair value of $233 million. In accordance with SFAS No. 115, this investment is recorded at its market value in our financial statements. Negative fluctuations in Clearnet’s stock price expose us to equity price risk. A 10% decline in the stock price would result in a $23 million decrease in the fair value of Nextel International’s investment in Clearnet.

      The information below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2000 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, finance obligation and bank and vendor credit facilities in effect at June 30, 2000 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Liquidity and Capital Resources — 2.  Future Capital Needs and Resources.”

For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for mandatorily redeemable preferred stock and senior notes;

•	carrying value for the bank and vendor credit facilities at June 30, 2000, as interest rates are reset periodically;

•	estimates for the finance obligation based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap and collar agreements.

      Descriptions of our mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in Notes 8, 9 and 12 to the consolidated financial statements contained in our 1999 Annual Report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our mandatorily redeemable preferred stock, long-term debt and finance obligation as compared to December 31, 1999 reflect the January 2000 issuance of convertible notes, additional borrowings under our bank and vendor credit facilities, the retirement of two series of our debt securities, the March 2000 conversion of some of our 4.75% convertible senior notes due 2007, the conversion of some of our zero coupon convertible preferred stock due 2010 and the changes in the applicable market conditions. The decrease in the notional amount maturing in 2001 and 2003 for variable to fixed rate interest rate swaps as compared to December 31, 1999 is attributable to the termination of three swaps in the second quarter of 2000 in accordance with their original terms. There were no realized gains or losses associated with these terminations.

	Year of Maturity
							Total Due	Fair
	2000	2001	2002	2003	2004	Thereafter	at Maturity	Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-Term Debt and Finance Obligation

Fixed Rate	$24	$49	$50	$51	$44	$11,981	$12,199	$11,401

Average Interest Rate	8%	8%	8%	8%	8%	9%	9%

Variable Rate	36	149	150	301	395	3,929	4,960	4,960

Average Interest Rate	11%	11%	11%	10%	10%	10%	10%
Interest Rate Swaps

Variable to Fixed	—	—	—	—	—	570	570	(32)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	6%	6%

Variable to Variable	50	100	—	400	—	—	550	1

Average Pay Rate	6%	6%	—	6%	—	—	6%

Average Receive Rate	6%	7%	—	7%	—	—	7%
Interest Rate Collars

Collars	—	—	—	200	—	—	200	1

Average Cap	—	—	—	7%	—	—	7%

Average Floor	—	—	—	4%	—	—	4%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	—	1	1	—	—	1,681	1,683	1,210

Average Interest Rate	—	14%	14%	—	—	13%	13%

Variable Rate	36	149	103	103	69	—	460	460

Average Interest Rate	11%	11%	11%	11%	11%	—	11%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      Nextel is involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended June 30, 2000, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 1999 Annual Report on Form 10-K, other than as discussed below.

      On June 29, 2000, the Final Judgment and Order of Dismissal with Prejudice was entered by the federal district court approving the parties’ settlement in the In re Nextel Communications Securities Litigation matter, which has been more fully described in our 1999 Annual Report on Form 10-K. The terms of the settlement will not have a material effect on our financial condition, results of operations or liquidity.

      In the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints have been filed with the Equal Employment Opportunity Commission. We are currently investigating these allegations. We currently lack sufficient information regarding the specific details and other relevant background concerning the bulk of these alleged complaints to reach any informed conclusion as to the likely impact or outcome of the alleged complaints. However, based on the specific claim details and related investigative results to date, we do not believe that the matters that have come to our attention are likely to result in material liability to Nextel.

      We have publicly stated and reiterated our commitment to creating and sustaining a work environment that encourages innovation and excellence and accordingly prohibits discrimination or harassment on the basis of race, gender, sexual orientation, religion or other inappropriate grounds. We remain committed to assuring compliance with our long established and clearly stated policies on those topics, and will take appropriate actions to remedy any violations that are established.

Item 2.  Changes in Securities.

      (a)  Inapplicable.

      (b)  Inapplicable.

(c)	In late May 2000, we issued 1,833,838 shares of our class A common stock upon the conversion of 94,100 shares of our zero coupon convertible preferred stock mandatorily redeemable 2013, at a conversion rate of 19.4882 shares of class A common stock for each share of zero coupon convertible preferred stock. These shares were issued to the converting preferred stockholders pursuant to the exemption of Section 3(a)(9) of the Securities Act of 1933 in reliance upon the representations of those stockholders.

On April 3, 2000, a holder of warrants originally issued by Pittencrieff Communications, Inc., which was acquired by Nextel in 1997, exercised warrants for 28,498 shares of class A common stock in a cashless exercise, resulting in the issuance of 20,448 shares of class A common stock. On May 9, 2000, a holder of warrants also originally issued by Pittencrieff Communications, Inc. exercised warrants for 144,632 shares of class A common stock in a cashless exercise, resulting in the issuance of 122,720 shares of class A common stock. On June 7, 2000, a holder of warrants originally issued by OneComm Corporation, which was acquired by Nextel in 1995, exercised warrants for 22,370 shares of class A common stock in a cashless exercise, resulting in the issuance of 13,000 shares of class A common stock. Each of the issuances of these shares was effected as a private placement exempt under Section 4(2) under the Securities Act of 1933 in reliance upon the representations of the former warrant holders.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 25, 2000, we held our 2000 annual meeting of stockholders in Reston, Virginia. Only holders of record of our class A common stock and class A convertible redeemable preferred stock on the record date of

March 31, 2000 were entitled to vote at the annual meeting. The holder of record of the class A preferred stock was entitled to the number of votes into which its shares of class A preferred stock were convertible on the record date. Each holder of record of class A common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. The holders of class A common stock and the class A preferred stock were entitled to vote as single class on all matters, except for the election of directors. Only the holders of class A common stock were entitled to vote on the election of William E. Conway, Jr. and Morgan E. O’Brien, while only the holder of Class A preferred stock, in its capacity as such, was entitled to vote on the election of William A. Hoglund. As of the record date, there were 361,103,212 shares of class A common stock outstanding and 7,905,981 shares of class A preferred stock outstanding, convertible into 23,717,943 shares of class A common stock. These share numbers, as well as all of the other share numbers presented in this Item Four, do not reflect our recent two-for-one common stock split.

      The following matters were submitted for a vote at our annual meeting:

Proposal 1	To elect directors to hold office for a three-year term ending on the date of our annual meeting of stockholders in 2003 or until their respective successors have been duly elected and qualified.

      Set forth below is information regarding the 323,070,774 shares of class A common stock voted in the election of the following two directors and regarding all of the shares of class A preferred stock voted in the election of the class A preferred stock director.

Name	For	Withheld

William E. Conway, Jr.	268,182,727	54,888,047

Morgan E. O’Brien	279,626,156	43,444,618

Class A preferred stock director

Name	For	Withheld

William A. Hoglund	23,717,943	0

      The following are the names of each of our directors whose term of office continued after the meeting:

      Directors Holding Office Until 2001: Keith J. Bane, Janet Hill and Craig O. McCaw

Directors Holding Office Until 2002:	Daniel F. Akerson, Timothy M. Donahue, Frank M. Drendel and Dennis M. Weibling.

Proposal 2	To amend our certificate of incorporation to increase the total number of shares of our authorized capital stock from 613,883,948 to 2,233,883,948 to accommodate the recent two-for-one split of our class A common stock and to create additional shares for future issuances in various contexts.

      Set forth below is information regarding the 346,788,717 aggregate common stock equivalents, representing shares of class A common stock and class A preferred stock, voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	324,537,483	21,461,964	0	789,270

Proposal 3	To approve our amended and restated Incentive Equity Plan, which increased the number of shares of our class A common stock that may be issued or transferred under the plan from 45,000,000 to 90,000,000.

      Set forth below is information regarding the 346,788,717 aggregate common stock equivalents, representing shares of class A common stock and class A preferred stock, voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	186,611,622	115,032,698	44,269,928	874,469

Proposal 4	To ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our consolidated financial statements for fiscal year 2000.

      Set forth below is information regarding the 346,788,717 aggregate common stock equivalents, representing shares of common stock and class A preferred stock, voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	345,861,876	201,156	0	725,685

Item 5.  Other Information.

      Effective May 26, 2000, William A. Hoglund resigned in his capacity as director of Nextel Communications. Only the holder of class A preferred stock, in its capacity as such, or the remaining class A preferred directors, are entitled to name Mr. Hoglund’s replacement. At this time no such replacement has been named.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nextel (filed as Exhibit 3.1 to the Current Report on Form 8-K dated and filed on May 26, 2000 and incorporated herein by reference).
3.2	Restated Certificate of Incorporation of Nextel (filed on June 1, 2000 as Exhibit 3.1 to Nextel’s Post-Effective Amendment No. 2 to Registration Statement No. 33-1290 on Form S-4 and incorporated herein by reference).
4.1	Amendment No. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on May 5, 2000 and incorporated herein by reference).
4.2	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.1	Amended and Restated Incentive Equity Plan (as amended and restated as of May 25, 2000) (filed as Exhibit A to the definitive Proxy Statement dated and filed on April 17, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

      (b)  Reports on Form 8-K.

(i)	Current Report on Form 8-K dated and filed on April 26, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of our Nextel Online wireless Internet services and the announcement of our summary financial results and other data for the quarter ended March 31, 2000.

(ii)	Current Report on Form 8-K dated and filed on May 5, 2000 with the Securities and Exchange Commission reporting under Item 5 consent from the required lenders under our existing bank credit facility to render effective Amendment No. 1 to our bank credit facility.

(iii)	Current Report on Form 8-K dated and filed on May 26, 2000 with the Securities and Exchange Commission reporting under Item 5 the approval at our annual stockholders meeting of an amendment of our certificate of incorporation and of an amended and restated incentive equity plan.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

Date: August 11, 2000

William G. Arendt

Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nextel (filed as Exhibit 3.1 to the Current Report on Form 8-K dated and filed on May 26, 2000 and incorporated herein by reference).
3.2	Restated Certificate of Incorporation of Nextel (filed on June 1, 2000 as Exhibit 3.1 to Nextel’s Post-Effective Amendment No. 2 to Registration Statement No. 33-1290 on Form S-4 and incorporated herein by reference).
4.1	Amendment No. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and the Chase Manhattan Bank as Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K dated and filed on May 5, 2000 and incorporated herein by reference).
4.2	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
10.1	Amended and Restated Incentive Equity Plan (as amended and restated as of May 25, 2000) (filed as Exhibit A to the definitive Proxy Statement dated and filed on April 17, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.