Form 10-Q
period 2000-09-30
NEXTEL COMMUNICATIONS INC
filed 2000-11-14
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

      Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on October 31, 2000

Class A Common Stock, $0.001 par value	726,179,720
Class B Non-voting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

			Page No.

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.
		Condensed Consolidated Balance Sheets

		As of September 30, 2000 and December 31, 1999	3

		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For the Nine and Three Months Ended September 30, 2000 and 1999	4
		Condensed Consolidated Statement of Changes in Stockholders’ Equity

		For the Nine Months Ended September 30, 2000	5
		Condensed Consolidated Statements of Cash Flows

		For the Nine Months Ended September 30, 2000 and 1999	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Part II	Other Information.

	Item 1.	Legal Proceedings	28

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I – FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2000 and December 31, 1999
(in millions)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $479 and $1,365 is restricted	$3,657	$4,701

Short-term investments, of which $123 and $0 is restricted	2,707	1,107

Accounts and notes receivable, less allowance for doubtful accounts of $82 and $75	780	619

Subscriber unit and accessory inventory	183	113

Prepaid expenses and other	118	80

Total current assets	7,445	6,620

Property, plant and equipment, net of accumulated depreciation of $2,365 and $1,687	7,925	6,152

Intangible assets, net of accumulated amortization of $1,040 and $1,007	4,851	4,551

Investments and other assets	1,625	1,087

	$21,846	$18,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$689	$559

Accrued expenses and other	889	643

Due to related parties	452	438

Current portion of long-term debt and finance obligation	142	1,191

Total current liabilities	2,172	2,831

Long-term debt	13,813	9,760

Finance obligation	621	552

Deferred income taxes	867	799

Other	87	80

Total liabilities	17,560	14,022

Commitments and contingencies (note 4)

Minority interest	20	44

Mandatorily redeemable preferred stock	1,827	1,770

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	291	291

Common stock, class A, 726 and 702 shares issued and outstanding	1	1

Common stock, class B, non-voting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,405	8,046

Accumulated deficit	(6,547)	(5,739)

Treasury stock, at cost	(3)	(6)

Deferred compensation, net	(29)	(23)

Accumulated other comprehensive income	321	4

Total stockholders’ equity	2,439	2,574

	$21,846	$18,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Nine and Three Months Ended September 30, 2000 and 1999
(in millions, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenues	$3,755	$2,346	$1,416	$889

Operating expenses

Cost of revenues	760	504	286	175

Selling, general and administrative	2,118	1,523	771	539

Depreciation and amortization	898	732	315	261

	3,776	2,759	1,372	975

Operating (loss) income	(21)	(413)	44	(86)

Other income (expense)

Interest expense	(912)	(627)	(333)	(220)

Interest income	298	28	111	16

Debt conversion expense	(23)	—	—	—

Equity in losses of unconsolidated affiliates	(106)	(49)	(35)	(18)

Foreign currency transaction gains (losses), net	9	(61)	3	(15)

Other, net	27	78	18	3

	(707)	(631)	(236)	(234)

Loss before income tax benefit and extraordinary item	(728)	(1,044)	(192)	(320)

Income tax benefit	24	25	8	8

Loss before extraordinary item	(704)	(1,019)	(184)	(312)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	—	—	—

Net loss	(808)	(1,019)	(184)	(312)

Mandatorily redeemable preferred stock dividends	(155)	(142)	(52)	(49)

Loss attributable to common stockholders	$(963)	$(1,161)	$(236)	$(361)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(1.14)	$(1.89)	$(0.31)	$(0.55)

Extraordinary item	(0.14)	—	—	—

	$(1.28)	$(1.89)	$(0.31)	$(0.55)

Weighted average number of common shares outstanding	754	615	761	655

Comprehensive (loss) income, net of income tax

Net loss	$(808)	$(1,019)	$(184)	$(312)

Unrealized gain on available-for-sale securities	291	54	326	25

Foreign currency translation adjustment	26	(121)	18	(11)

	$(491)	$(1,086)	$160	$(298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2000
(in millions)
Unaudited

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2000	8	$291	702	$1	36	$—	$8,046

Net loss

Unrealized gain on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Issuance of common stock:

Exercise of options and warrants			7	—			70

Employee stock purchase plan							11

Conversion of debt securities and preferred stock			17	—			337

Deferred compensation, net							15

Gain on issuance of common stock by affiliate							81

Mandatorily redeemable preferred stock dividends							(155)

Balance, September 30, 2000	8	$291	726	$1	36	$—	$8,405

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
					Other
					Comprehensive
					Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain on	Translation
	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2000	$(5,739)	—	$(6)	$(23)	$142	$(138)	$2,574

Net loss	(808)						(808)

Unrealized gain on available-for-sale securities, net of income tax					291		291

Foreign currency translation adjustment						26	26

Issuance of common stock:

Exercise of options and warrants							70

Employee stock purchase plan		—	3				14

Conversion of debt securities and preferred stock							337

Deferred compensation, net				(6)			9

Gain on issuance of common stock by affiliate							81

Mandatorily redeemable preferred stock dividends							(155)

Balance, September 30, 2000	$(6,547)	—	$(3)	$(29)	$433	$(112)	$2,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2000 and 1999
(in millions)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(808)	$(1,019)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of deferred financing costs and accretion of senior redeemable notes	301	311

Depreciation and amortization	898	732

Provision for losses on accounts receivable	111	110

Income tax benefit	(24)	(25)

Extraordinary loss on early retirement of debt	104	—

Net foreign currency transaction (gains) losses	(9)	61

Equity in losses of unconsolidated affiliates	106	49

Gain on sale of assets, net	(21)	(59)

Other, net	19	12

Change in assets and liabilities, net of effects from acquisitions:

Accounts and notes receivable	(284)	(230)

Subscriber unit and accessory inventory	(75)	(21)

Other assets	(54)	12

Accounts payable, accrued expenses and other	325	31

Net cash provided by (used in) operating activities	589	(36)

Cash flows from investing activities

Capital expenditures	(2,281)	(1,075)

Purchases of short-term investments	(4,644)	(1)

Proceeds from maturities and sales of short-term investments	3,068	—

Payments for investments, purchase of licenses and acquisitions, net of cash acquired	(624)	(95)

Proceeds from sale of assets	297	290

Net cash used in investing activities	(4,184)	(881)

Cash flows from financing activities

Borrowings under long-term credit facilities	1,925	233

Issuance of debt securities	1,791	600

Retirement of debt securities	(1,208)	—

Sale of stock and exercise of stock options, warrants and other	70	1,033

Proceeds from financing obligation	74	575

Revolving line of credit repayments, net	—	(423)

Deferred financing costs	(45)	(33)

Other, net	(56)	(10)

Net cash provided by financing activities	2,551	1,975

Effect of exchange rate changes on cash and cash equivalents	—	(17)

Net (decrease) increase in cash and cash equivalents	(1,044)	1,058

Cash and cash equivalents, beginning of period	4,701	321

Cash and cash equivalents, end of period	$3,657	$1,379

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

      Restricted Cash, Cash Equivalents and Short-term Investments. Nextel International and its subsidiaries held cash, cash equivalents and short-term investments of $602 million at September 30, 2000 and $100 million at December 31, 1999 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements. At December 31, 1999, restricted cash also included $1,265 million held in an irrevocable trust to effect the redemption of our 10.125% senior redeemable discount notes due 2004 in January 2000 and the redemption of our 9.75% senior redeemable discount notes due 2004 in February 2000 (See note 3).

      Supplemental Cash Flow Information.

	Nine Months
	Ended
	September 30,

	2000	1999

	(in millions)

Capital expenditures

Cash paid for capital expenditures	$2,281	$1,075

Change in capital expenditures accrued and unpaid or financed	125	272

	$2,406	$1,347

Interest costs

Interest expense	$912	$627

Interest capitalized	52	29

	$964	$656

Cash paid for interest	$553	$255

      Revenue Recognition. We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      Digital Subscriber Unit and Accessory Sales and Related Costs. We deliver our wireless services through handset devices, which we refer to as digital subscriber units. The loss generated from the sale of the subscriber units used on our digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses and

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

		(in millions)

Subscriber unit and accessory sales	$365	$349	$121	$121

Cost of subscriber unit and accessory sales	756	659	280	236

	$(391)	$(310)	$(159)	$(115)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by FASB Statement No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, with respect to derivative instruments embedded in other contracts, we will apply FASB Statement No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998.

      Currently, we hedge the cash flows on some of our long-term debt using interest rate swaps and collars. These instruments are used to achieve a desired proportion of fixed rate versus floating rate debt. In an interest rate swap, we agree to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. Interest rate collar agreements consist of both an interest rate cap and floor and enable us to lock into a predetermined interest rate range when interest rates are above or below specified levels. Our collar agreements contain provisions that reduce or eliminate the effectiveness of these agreements if interest rates rise above specified levels.

      Under current accounting principles generally accepted in the United States, our interest rate swaps and collars are not recognized on the balance sheet and the net quarterly cash settlements are recognized as either an increase in or reduction to interest expense in our statement of operations. Some of our interest rate swaps and collars will not qualify for hedge accounting under FASB Statement No. 133. Upon adoption of FASB Statement No. 133 on January 1, 2001, we will record our interest rate swaps and collars as assets or liabilities on our balance sheet at their fair value. We will record as a transition adjustment the difference between the previous carrying amounts and the fair values of our interest rate swaps and collars. This transition adjustment will be reflected as the cumulative effect of a change in accounting principle, and recorded as a component of accumulated other comprehensive income in stockholders’ equity. After adoption, FASB Statement No. 133 requires the changes in the fair values of those interest rate swaps and collars that do not qualify for hedge accounting to be recognized in our statement of operations in the period of the change. For our interest rate swaps that qualify for cash flow hedge accounting, the effective portion of the changes in their fair values will be reported as a component of accumulated other comprehensive income in stockholders’ equity and will be reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings. The ineffective portion of the changes in the fair values of these interest rate swaps will be recognized in our statement of operations in the period of the change.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are in the process of quantifying the effects of adopting FASB Statement No. 133 on our financial position and results of operations. As a result of our analysis to date:

•	we do not believe that we have any embedded derivatives in our contracts that would need to be separately accounted for under FASB Statement No. 133;

•	we will record a transition adjustment for our interest rate swaps and collars described above; and

•	based on current market conditions, we do not believe that this transition adjustment will have a material impact on our financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. Based on our current assessment and guidance provided to date by the Securities and Exchange Commission, we do not believe that SAB No. 101 will have a material impact on our financial position or results of operations. However, some items addressed in SAB No. 101, such as multiple-element revenue arrangements, are currently under discussion, and consensus on the accounting guidance treatment or the effective date has not been reached. Accordingly, we will continue to follow the discussions and evaluate the potential impact of the accounting guidance on our financial position and results of operations.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for some issues including:

•	the definition of an employee for purposes of applying APB Opinion No. 25;

•	the criteria for determining whether a plan qualifies as a noncompensatory plan;

•	the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

•	the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions cover specific events that occurred before its effectiveness. The adoption of this guidance on July 1, 2000 did not have a material impact on our financial position or results of operations.

      In May 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

      In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. We are required to and will adopt EITF Issue No. 99-19 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. We are required to and will adopt EITF Issue No. 00-10 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation. During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was additional depreciation expense of about $39 million for the nine months ended September 30, 2000, including $13 million for the three months ended September 30, 2000.

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

      Peru, Brazil and Chile. As a result of the acquisitions described below, Nextel International owns 100% of its operating companies in Latin America. Each of these acquisitions was accounted for under the purchase method. As the purchase price has been allocated on a preliminary basis, adjustments may be required.

      In May 2000, Nextel International purchased another stockholder’s interest in its Peruvian operating company for about $3 million in cash and increased its ownership from about 63% to about 69%.

      In May 2000, Nextel International purchased all of the equity interests of Motorola International Development Corporation in its Peruvian operating company. This purchase increased its ownership from about 69% to 100%. At the same time, Nextel International purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of its Brazilian operating company. This purchase increased Nextel International’s ownership of its Brazilian operations from about 88% to about 92%. In May 2000, Nextel International also purchased three Chilean analog specialized mobile radio companies from Motorola International. Nextel International paid Motorola International an aggregate purchase price of about $78 million in cash for the acquisitions in Peru, Brazil and Chile.

      In July 2000, Nextel International entered into a purchase, release and settlement agreement with the minority stockholders in McCaw International (Brazil). Under that agreement, on August 4, 2000, Nextel International made a cash payment to the minority stockholders totaling $146 million, received all of the equity interests held by the minority stockholders in McCaw International (Brazil) and exchanged mutual releases with the minority stockholders. In addition, all pending court disputes between Nextel International and one of the minority stockholders were permanently dismissed. For a description of these disputes, see our 1999 Annual Report on Form 10-K. As a result, Nextel International increased its ownership interest in both its primary Brazilian operating company and its parent to 100%. Additionally, all rights of the minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to Nextel International beginning in October 2001, were terminated.

      Initial Public Offering. On August 17, 2000, Nextel International announced that it had filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Nextel Partners, Inc. In September 2000, pursuant to binding agreements, we and Nextel Partners completed transactions in which Nextel Partners acquired from us specified additional territories and assets including related Federal Communications Commission licenses. As a result of this transaction, we received additional equity with a fair value of about $31 million for the licenses and about $3 million in cash for the other assets. Accordingly, we recorded a gain of about $15 million in the third quarter of 2000, which is included in other, net in our statement of operations. We continue to account for our investment in Nextel Partners using the equity method. Changes in our proportionate share of the underlying equity of Nextel Partners have been recognized as an increase in paid-in capital in our condensed consolidated statement of changes in stockholders’ equity.

Note 3.  Long-term Debt.

	September 30,	December 31,
	2000	1999

	(in millions)

9.75% senior redeemable discount notes due 2004, net of unamortized discount of $0	$—	$876

10.125% senior redeemable discount notes due 2004, net of unamortized discount of $40	—	254

13.0% senior redeemable discount notes due 2007, issued by Nextel International, net of unamortized discount of $181 and $252	770	699

10.65% senior redeemable discount notes due 2007, net of unamortized discount of $154 and $205	686	635

9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $203 and $267	926	862

4.75% convertible senior notes due 2007	354	600

9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $334 and $425	1,293	1,202

12.125% senior serial redeemable discount notes due 2008, issued by Nextel International, net of unamortized discount of $188 and $234	542	496

12.0% senior serial redeemable notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% senior serial redeemable notes due 2009	2,000	2,000

5.25% convertible senior notes due 2010	1,150	—

12.75% senior serial redeemable notes due 2010, issued by Nextel International, net of unamortized discount of $9	641	—

Bank credit facility	4,500	2,650

Capital lease obligation	267	—

Nextel International vendor credit facilities	366	243

Nextel Argentina credit facilities	127	108

Other	2	4

	13,920	10,925

Less current portion, including $1,130 in 1999 associated with the redemption in 2000 of our 9.75% senior notes due 2004 and our 10.125% senior notes due 2004	(107)	(1,165)

	$13,813	$9,760

      5.25% Convertible Senior Notes due 2010. In the first quarter of 2000, we completed the sale of $1.15 billion aggregate principal amount of our 5.25% convertible senior notes due 2010, generating about

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.13 billion in net cash proceeds. Cash interest is payable semiannually beginning July 15, 2000 at a rate of 5.25% per year. We may choose to redeem some or all of these notes starting January 18, 2003 at an initial redemption price of 103.5% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Incremental Bank Financing. On March 15, 2000, we, along with some of our subsidiaries and some of our lenders, established the $1.0 billion incremental senior secured term loan under our existing domestic bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan on March 15, 2000. The maturity date of this loan is June 30, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under the bank credit facility bear interest, payable quarterly, at variable rates calculated based either on the U.S. prime rate or the London Interbank Offering Rate, or LIBOR.

      Conversion of 4.75% Convertible Senior Notes. In late March 2000, we issued about 10 million shares of class A common stock upon the conversion of about $246 million of our 4.75% convertible senior notes representing a conversion price of $23.654 per share. In order to induce conversion of these notes prior to redemption, we paid the note holders about $26 million in cash, representing $3 million of accrued interest and $23 million of debt conversion expense that was recorded in the first quarter of 2000.

      Debt Extinguishment. During the first quarter of 2000, we utilized a portion of the proceeds from our 9.375% senior notes due 2009 to repurchase and redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and all of our outstanding 9.75% senior notes due 2004. As a result of the early retirement of these senior notes repurchased and redeemed during the first quarter of 2000, we recognized an extraordinary loss of about $104 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs of about $26 million.

      12.75% Senior Serial Redeemable Notes due 2010. In August 2000, Nextel International completed the sale of $650 million aggregate principal amount of its 12.75% senior serial redeemable notes due 2010, generating about $624 million in net cash proceeds. Cash interest will be payable semiannually beginning February 1, 2001 at a rate of 12.75% per year. Nextel International may choose to redeem some or all of these notes starting August 1, 2005 at an initial redemption price of 112.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before August 1, 2003, Nextel International may choose to redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 112.75% of their principal amount, plus accrued interest. Upon a change of control, as defined in the indenture for these notes, Nextel International must make an offer to repurchase all the outstanding notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all Nextel International’s other unsubordinated, unsecured indebtedness. Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. In the event that these notes are not registered with the Securities and Exchange Commission prior to February 1, 2001, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sale Leaseback Transaction. On August 10, 2000, we completed a sale-leaseback transaction involving some of our owned switch equipment that is being accounted for as a capital lease. We received total net proceeds of about $280 million, resulting in a gain of about $19 million. The gain, which has been deferred, is being amortized on a straight-line basis over the seven-year lease term.

Note 4.  Commitments and Contingencies.

      Beginning in the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints have been filed with the Equal Employment Opportunity Commission. We and a law firm claiming to represent the current and former employees of Nextel and its subsidiaries that have asserted these allegations have structured mutually acceptable arrangements for processing such claims, which are being implemented. Based on the specific claim details and our related investigative results to date, we do not believe that the claims that have come to our attention are likely to result in material liability to us.

      See also Part II, Item 1. “Legal Proceedings” for discussion of other legal matters.

      On August 21, 2000, we entered into an asset purchase agreement and plan of reorganization with Chadmoore Wireless Group, Inc., an operator of specialized mobile radio services in secondary and tertiary markets in the United States. Under the agreement, we will purchase substantially all of the assets used in Chadmoore’s specialized mobile radio business, together with some liabilities, in exchange for shares of our common stock valued, for the purposes of the transaction, at $160 million. The purchase price is subject to adjustments for, among other things, the amount of advances we make to Chadmoore prior to closing. The closing of this transaction, which is subject to various conditions, including regulatory approval and the approval of the Chadmoore stockholders, is expected to occur in the first half of 2001.

      In September 2000, the Federal Communications Commission concluded its auctions of 700 MHz and 800 MHz frequencies. We successfully bid about $232 million for licenses in the 800 MHz auction and about $338 million for licenses in the 700 MHz auction. Through October 2000, we have paid a total of about $114 million for these licenses and expect to pay the remaining $456 million in 2001.

Note 5.  Mandatorily Redeemable Preferred Stock.

	September 30,	December 31,
	2000	1999

	(in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 732,382 and 665,376 shares issued; 732,371 and 665,365 shares outstanding; stated at liquidation value	$752	$683

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 987,920 and 909,871 shares issued; 987,906 and 909,857 shares outstanding; stated at liquidation value	1,002	922

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 and 11,523,529 shares of class A common stock; 245,245 and 591,308 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	73	165

	$1,827	$1,770

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

Note 6.  Segment Reporting.

      We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development and that we manage and have financed separately based on the fundamental differences in their operations. We evaluate performance of these segments and allocate resources to them based on earnings (losses) before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment earnings (losses).

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2000			September 30, 1999

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Operating revenues	$3,558	$197	$3,755	$2,277	$69	$2,346

Segment earnings (losses)	$977	$(100)	$877	$447	$(128)	$319

Depreciation and amortization	(795)	(103)	(898)	(651)	(81)	(732)

Interest expense	(735)	(177)	(912)	(499)	(128)	(627)

Interest income	283	15	298	23	5	28

Equity in losses of unconsolidated affiliates	(75)	(31)	(106)	(28)	(21)	(49)

Foreign currency transaction gains (losses), net	—	9	9	—	(61)	(61)

Other (expense) income, net	(3)	7	4	62	16	78

Loss before income tax benefit and extraordinary item	$(348)	$(380)	$(728)	$(646)	$(398)	$(1,044)

Capital expenditures	$2,013	$393	$2,406	$1,224	$123	$1,347

	For the Three Months Ended			For the Three Months Ended
	September 30, 2000			September 30, 1999

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Operating revenues	$1,330	$86	$1,416	$862	$27	$889

Segment earnings (losses)	$392	$(33)	$359	$210	$(35)	$175

Depreciation and amortization	(277)	(38)	(315)	(232)	(29)	(261)

Interest expense	(263)	(70)	(333)	(174)	(46)	(220)

Interest income	101	10	111	14	2	16

Equity in losses of unconsolidated affiliates	(21)	(14)	(35)	(8)	(10)	(18)

Foreign currency transaction gains (losses), net	—	3	3	—	(15)	(15)

Other income, net	15	3	18	—	3	3

Loss before income tax benefit and extraordinary item	$(53)	$(139)	$(192)	$(190)	$(130)	$(320)

Capital expenditures	$666	$140	$806	$453	$31	$484

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2000			As of December 31, 1999

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(in millions)

Property, plant and equipment, net	$6,997	$928	$7,925	$5,613	$539	$6,152

Identifiable assets	$18,871	$2,975	$21,846	$16,728	$1,682	$18,410

Note 7.  Subsequent Events.

      Acquisition of Clearnet Communications, Inc. by BCT.TELUS Communications, Inc. In October 2000, BCT.TELUS acquired Clearnet, a publicly traded Canadian company in which Nextel International owned about a 14% equity interest, for cash and stock. BCT.TELUS is a publicly traded telecommunications company that, prior to its acquisition of Clearnet, provided wireline, wireless data and internet communications services primarily in Western Canada. Under agreements among Nextel International, BCT.TELUS and Clearnet, Nextel International exchanged all of its Clearnet stock for non-voting shares of BCT.TELUS. Nextel International has entered into a lock-up agreement with BCT.TELUS under which it has agreed not to dispose of any of its BCT.TELUS shares until October 2001, subject to specified exceptions. In exchange for its 8.4 million shares of Clearnet, Nextel International received about 13.7 million shares of BCT.TELUS, representing about 4.8% of the ownership interest in BCT.TELUS. In accordance with EITF Issue No. 91-5, “Nonmonetary Exchange of Cost Method Investments,” we will record a pre-tax gain of about $275 million in the fourth quarter of 2000 related to this transaction. In accordance with FASB Statement No. 115, the shares of BCT.TELUS will be recorded at their then current market value in our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

      The following is a discussion of our condensed consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2000 and 1999. This discussion also addresses significant factors that could affect our prospective financial condition and results of operations and should be read in conjunction with our 1999 Annual Report on Form 10-K. Additional information regarding our international operations is available in Nextel International’s 1999 Annual Report on Form 10-K and its subsequent Quarterly Reports on Form 10-Q. Historical results may not indicate future performance. See “Forward Looking Statements.”

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

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	the Internet and new digital two-way mobile data and two-way messaging services, marketed as “Nextel OnlineSM” service;

•	advanced calling features, such as three-way calling, voicemail and call forwarding;

•	international roaming capabilities; and

•	paging.

      As of September 30, 2000:

•	we provided service to about 6,157,000 digital subscriber units in the United States, adding about 540,400 net subscriber units during the quarter; and

•	our digital mobile network or the compatible digital mobile network of our affiliate, Nextel Partners, Inc., was operational in areas in and around 177 of the top 200 metropolitan statistical areas in the United States.

      In the second quarter of 2000, we commercially launched our Nextel Online service offering, which is currently available in all of our domestic markets, for Internet capable subscriber units developed and manufactured by Motorola, the “i1000plus™,” the “i500plus™” and the “i700plus™,” as well as the “i550plus™,” introduced in August 2000. These digital subscriber units incorporate micro-browsers and enable wireless Internet services, by supplying web-based applications and content directly to our subscribers. On June 20, 2000, we commercially launched our Nextel Online Two-Way MessagingSM service that enables Internet capable subscriber units to send, receive and respond to text messages. In addition, in July 2000, Nextel Partners announced the introduction of the Nextel Online service offering in some of its markets and stated that it expects to introduce the service in all of its remaining markets by the end of 2000.

      We expect to further differentiate our unique package of services by adding a new platform of Java™ technology-enabled handsets. These new handsets, developed and manufactured by Motorola, are expected to combine the qualities of our Internet capable i1000plus handset with additional features and functionality, such as the ability to download Java-based applications, wireless synchronization capabilities, and certain voice recognition and recorder features. We plan to deploy and test market these new handsets in the first quarter of 2001 in contemplation of a national launch beginning in the second quarter of 2001.

      In April 2000, we launched our Nextel WorldwideSM service offering with the introduction of the “i2000™” digital subscriber unit. The i2000, being manufactured by Motorola, is a dual-mode subscriber unit that operates on both the iDEN technology used by Nextel and the Global System for Mobile Communications, or GSM, 900 MHz digital wireless technology that has been established as the current digital cellular communications standard in Europe and elsewhere. As of September 30, 2000, a customer using the i2000 could roam in more than 75 countries worldwide with the convenience of one phone, one number and one bill.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International. Nextel International, through its subsidiaries and affiliates, provides wireless communications services in and around various major metropolitan market areas in Latin American, Asia and Canada. As of September 30, 2000, along with Nextel International, we provided services in nine of the world’s 25 largest cities.

      As of September 30, 2000, an estimated 1,418,900 international digital subscriber units were in service on the commercial networks then being operated by Nextel International’s subsidiaries and affiliates in Argentina, Brazil, Canada, Japan, Mexico, Peru and the Philippines. As of September 30, 2000, Nextel International’s proportionate share of international digital subscriber units in service, based on its ownership interests in its subsidiaries and affiliates, was estimated to be about 740,400.

Results of Operations.

      Our consolidated financial statements include the accounts of our wholly owned and majority owned operating companies. We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have control.

      Nextel International owns 100% of its operating companies in Brazil, Mexico, Argentina, Peru and Chile. As a result of its recent additional investment in its Philippine operating company, Nextel International began consolidating the results of this company beginning in the third quarter of 2000. Because Nextel International has significant influence, but not control, over the business and financial affairs of its Japanese operating company, Nextel International accounts for its operations under the equity method. Due to lower equity ownership interest in its Canadian operating company, Nextel International does not exercise significant influence over this company’s operations and business strategy. Accordingly, Nextel International accounts for this investment as a marketable security.

      The accounts of our consolidated non-U.S. subsidiaries and our non-U.S. subsidiary accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      We deliver our wireless services through handset devices, which we refer to as digital subscriber units. Our operating revenues and the variable component of our selling expenses are primarily driven by the number of digital subscriber units in service and not necessarily by the number of customers, as one customer may purchase one or many digital subscriber units.

      Operating revenues primarily include monthly access charges for digital interconnect services and digital two-way radio service, charges for airtime and digital two-way radio usage in excess of plan minutes and long distance charges derived from calls placed by our customers.

      Cost of revenues consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, rent for the network switches and sites and utility costs, including electricity, used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks.

Operating Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Operating revenues	$3,755	100%	$2,346	100%	$1,409	60%

Domestic	3,558	95%	2,277	97%	1,281	56%

International	197	5%	69	3%	128	186%
Three Months Ended

Operating revenues	$1,416	100%	$889	100%	$527	59%

Domestic	1,330	94%	862	97%	468	54%

International	86	6%	27	3%	59	219%

      Domestic operating revenues increased principally as a result of a 52% increase in end-of-period domestic digital subscriber units in service from about 4,050,900 at September 30, 1999 to about 6,157,000 at September 30, 2000, as well as a 73% increase in total system minutes of use. The growth in digital subscriber units in service is the result of a number of factors, principally:

•	expanded network coverage and capacity;

•	differentiated products and services including instant conferencing capabilities;

•	an increased number of indirect distributors;

•	increased consumer awareness and acceptance of wireless communications;

•	pricing plans targeted at particular market segments; and

•	increased sales force and marketing staff.

      Operating revenues for our international operations increased primarily as a result of a 182% increase in end-of-period digital subscriber units in service for our consolidated international subsidiaries in Latin America from about 212,400 at September 30, 1999 to about 600,000 at September 30, 2000.

Cost of Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Cost of revenues	$760	20%	$504	21%	$256	51%

Domestic	708	19%	474	20%	234	49%

International	52	1%	30	1%	22	73%
Three Months Ended

Cost of revenues	$286	20%	$175	20%	$111	63%

Domestic	263	18%	163	18%	100	61%

International	23	2%	12	2%	11	92%

      Domestic cost of revenues increased primarily as a result of variable costs related to interconnect costs on higher minutes of use and increased site ground lease costs and utilities that we incurred due to an increase of about 79% in the number of digital switches in service and an increase of about 47% in transmitter and receiver sites and related equipment placed in service from September 30, 1999 to September 30, 2000.

      The increase in international cost of revenues is attributable primarily to costs associated with about an 86% increase in the number of transmitter and receiver sites placed in service from September 30, 1999 to September 30, 2000, as well as increases in variable interconnect costs to support increased airtime usage resulting from additional subscriber units in service.

Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Selling, general and administrative	$2,118	56%	$1,523	65%	$595	39%

Selling and marketing	1,267	34%	930	40%	337	36%

General and administrative	851	22%	593	25%	258	44%
Three Months Ended

Selling, general and administrative	$771	54%	$539	61%	$232	43%

Selling and marketing	456	32%	329	37%	127	39%

General and administrative	315	22%	210	24%	105	50%

      Selling, general and administrative expenses declined as a percentage of consolidated revenues as a result of an increased revenue base.

      The increase in selling, general and administrative expenses consisted of an increase in domestic expenses of $517 million and an increase in international expenses of $78 million for the nine months ended September 30, 2000, and an increase in domestic expenses of $186 million and an increase in international expenses of $46 million for the three months ended September 30, 2000.

      The increase in selling and marketing expenses in the nine and three months ended September 30, 2000 from comparable 1999 periods consists primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units including:

•	$140 million and $47 million of increased consolidated advertising and marketing expenses, including $48 million and $21 million relating to international operations, due to aggressive marketing campaigns directed at growing the customer base;

•	$116 million and $36 million of increased domestic commissions and residuals earned by indirect dealers and distributors as a result of increased digital subscriber unit sales through, and increased reliance on, indirect dealers and distributors in 2000; and

•	$81 million and $44 million of increased losses due to subsidies generated from increased consolidated sales of digital subscriber units and related accessories, including increased losses of $29 million and $14 million relating to international digital subscriber unit sales.

      The increase in general and administrative expenses during the nine and three months ended September 30, 2000 from the comparable 1999 periods is primarily attributable to the following:

•	$163 million and $66 million of increased domestic expenses related to billing, collection, customer care and customer retention activities to support a larger customer base;

•	$94 million and $28 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base; and

•	$19 million and $15 million of increased international general and administrative expenses to support the growth in our international markets offset by an $18 million and $4 million decrease in bad debt expense.

      The aggregate amount of selling, general and administrative expenses are expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	continuing aggressive advertising and marketing campaigns;

•	increasing costs associated with customer retention;

•	increasing sales and marketing, customer care and back-office support staffing; and

•	increasing aggregate amounts of digital subscriber unit subsidies as we sell additional digital subscriber units and related accessories.

      Depreciation and Amortization.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months ended

Depreciation and amortization	$898	24%	$732	31%	$166	23%

Depreciation	756	20%	575	24%	181	31%

Amortization	142	4%	157	7%	(15)	(10)%
Three Months ended

Depreciation and amortization	$315	22%	$261	29%	$54	21%

Depreciation	268	19%	208	23%	60	29%

Amortization	47	3%	53	6%	(6)	(11)%

      Depreciation and amortization increased primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional transmitter and receiver sites and switches in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the periods. Depreciation begins when system assets are placed into service in the relevant markets. Depreciation is expected to increase as we place additional transmitter and receiver sites switches in service.

      During the first quarter of 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. The effect of this change in estimate was additional depreciation expense of about $39 million for the nine months ended September 30, 2000, including $13 million for the three months ended September 30, 2000. We will continue to evaluate the useful lives of our assets in light of technology advances and the development of new services.

      Segment Earnings (Losses), Interest Expense, Interest Income and Other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months ended

Segment earnings (losses)	$877	23%	$319	14%	$558	175%

Domestic	977	26%	447	19%	530	119%

International	(100)	(3)%	(128)	(5)%	(28)	(22)%

Interest expense	912	24%	627	27%	285	45%

Interest income	298	8%	28	1%	270	NM

Debt conversion expense	23	1%	—	—	23	NM

Equity in losses of unconsolidated affiliates	106	3%	49	2%	57	116%

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Foreign currency transaction gains (losses), net	$9	—	$(61)	(3)%	$70	115%

Other, net	27	1%	78	3%	(51)	(65)%

Income tax benefit	24	1%	25	1%	(1)	(4)%

Extraordinary loss	104	3%	—	—	104	NM

Loss attributable to common stockholders	963	26%	1,161	49%	(198)	(17)%
Three Months ended

Segment earnings (losses)	$359	26%	$175	20%	$184	105%

Domestic	392	28%	210	24%	182	87%

International	(33)	(2)%	(35)	(4)%	(2)	(6)%

Interest expense	333	24%	220	25%	113	51%

Interest income	111	8%	16	2%	95	NM

Equity in losses of unconsolidated affiliates	35	2%	18	(2)%	17	94%

Foreign currency transaction gains (losses), net	3	—	(15)	(2)%	18	120%

Other, net	18	1%	3	—	15	NM

Income tax benefit	8	—	8	1%	—	—

Loss attributable to common stockholders	236	17%	361	41%	(125)	(35)%

NM-Not Meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Domestic segment earnings are expected to grow due to an increasing customer base and decreasing operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage. We expect international segment losses to continue while we are building out our digital mobile networks and expanding our presence in international markets. Based on the current stage of development of each of our reportable segments, most of our operating revenues, identifiable assets and segment earnings pertain to our domestic operations.

      The increase in interest expense for both the nine and three months ended September 30, 2000 compared to the nine and three months ended September 30, 1999 resulted from the issuance of senior notes during November 1999, January 2000 and August 2000, as well as a higher average level of borrowings under our domestic bank credit agreement and Nextel International’s bank and vendor credit facilities. This increase was partially offset by a decrease in the weighted average interest rate on our total outstanding senior notes.

      The increase in interest income for both the nine and three months ended September 30, 2000 compared to the nine and three months ended September 30, 1999 is primarily due to income recognized on the investment of the net proceeds received by us in November 1999 from both the public offering of our class A common stock and the issuance of our 9.375% senior notes due 2009 and proceeds received by us in January 2000 and by Nextel International in August 2000 from the issuance of senior notes as well as the additional borrowings under our domestic bank credit facility.

      The debt conversion expense of $23 million in the nine months ended September 30, 2000 resulted from payments to induce the conversion of $246 million of our 4.75% convertible senior notes due 2007. See note 3 in the accompanying financial statements.

      The increase in equity in losses of unconsolidated affiliates for both the nine and three months ended September 30, 2000 compared to the nine and three months ended September 30, 1999 is due to increased losses attributable to our equity investment in Nextel Partners, Inc. and to our affiliates in Japan and, prior to consolidation, in the Philippines.

      The foreign currency transaction gain for the nine and three months ended September 30, 2000 is due primarily to the strengthening of the Brazilian real relative to the U.S. dollar during 2000. The foreign currency transaction loss for the nine and three months ended September 30, 1999 is primarily due to the weakening of the Brazilian real during the early part of 1999.

      Other, net for both the nine and three months ended September 30, 2000 primarily includes the $15 million gain recognized on the sale of licenses to Nextel Partners in September 2000. For the nine months ended September 30, 1999, other, net consists primarily of a $70 million gain recognized on the sale of our interest in a joint venture.

      During the first quarter of 2000, we utilized a portion of the proceeds from our 9.375% senior notes to repurchase and redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and all of our outstanding 9.75% senior notes due 2004. As a result of the early retirement of these senior notes repurchased and redeemed during the first quarter of 2000, we recognized an extraordinary loss of about $104 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of associated unamortized deferred financing costs.

Liquidity and Capital Resources.

      We had losses attributable to common stockholders of $963 million for the nine months ended September 30, 2000, and losses attributable to common stockholders of $1,161 million for the nine months ended September 30, 1999. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from equity issuances and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows.

      Working capital increased by $1.5 billion to $5.3 billion at September 30, 2000 compared to working capital of $3.8 billion at December 31, 1999 primarily as a result of about $1.9 billion of borrowings in 2000 under our domestic bank credit facility and about $1.8 billion in proceeds from the issuance of debt securities in 2000. This working capital increase was partially offset by the use of about $2.2 billion to fund capital expenditures.

      Net cash provided by operating activities of $589 million for the nine months ended September 30, 2000 improved by $625 million compared to net cash used in operating activities of $36 million for the nine months ended September 30, 1999. The increase in net cash provided by operating activities consisted of a domestic increase of $579 million and an increase in international operations of $46 million. This improvement in the cash provided by operating activities reflects increasing operating revenues and improved domestic financial performance.

      Capital expenditures to fund the continued expansion of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities for the nine-month period ended September 30, 2000 increased $3,303 million compared to the same period in 1999 primarily due to the $1,206 million increase in cash paid for capital expenditures, $1,575 million increase in net purchases of short term investments and $529 million increase in cash paid for investments, purchases of licenses and acquisitions. Cash payments for capital expenditures totaled $2,281 million for the nine months ended September 30, 2000 and $1,075 million for the nine-month period ended September 30, 1999, including $277 million for the nine months ended September 30, 2000 and $110 million for the nine months ended September 30, 1999 in capital expenditures for international operations.

      Net cash provided by financing activities for the nine months ended September 30, 2000 consisted primarily of $1.8 billion in gross proceeds from the issuance of debt securities and $1.9 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.2 billion for the retirement of debt securities.

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

      We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities through the remainder of 2000 and 2001, as we build out, expand and enhance our digital mobile network. See “Forward Looking Statements.”

      As of September 30, 2000, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008, as well as a $1.0 billion incremental term loan borrowed on March 15, 2000, maturing June 30, 2009. As of September 30, 2000, we had borrowed the entire $4.5 billion of term loans available under our bank credit facility. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of September 30, 2000, under the current bank credit agreement, as amended, we are able to access the entire $6.0 billion available in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of our applicable issues of preferred stock.

      As of September 30, 2000, $197 million had been borrowed by Nextel International under its equipment financing with Motorola Credit Corporation, leaving $28 million available for future borrowings under that facility. Additionally, as of September 30, 2000, McCaw International (Brazil), Ltd. had borrowed the full $112 million available under its vendor financing agreement with Motorola Credit. As of September 30, 2000, Nextel Argentina S.R.L. had borrowed the full $100 million under its original bank credit facility and had borrowed $27 million of the $50 million in incremental term loans that are available under that facility, leaving $23 million available for future equipment borrowings. In January 2000, Nextel International borrowed the full $57 million in incremental term loans available under the loan agreement entered into with Motorola Credit, all of which was outstanding at September 30, 2000. In August 2000, Nextel International received about $624 million in net cash proceeds from the issuance of its 12.75% senior serial notes due 2010.

      We are currently in the early stages of developing our detailed business plans and related budgets for calendar year 2001. We are not likely to finalize these processes and the resulting detailed business plans and related budgets until late 2000 or early 2001. Moreover, we may later revise any such plans and budgets in light of competitive factors in the relevant markets, new business opportunities, including additional spectrum acquisitions and other strategic or opportunistic transactions or investments, prevailing conditions in domestic and international debt and equity capital markets and the actual operating results and apparent prospects of our business.

      Currently, we expect to maintain the level of domestic capital expenditures and increase the level of international capital expenditures during the remainder of 2000 and during 2001. Our capital spending is expected to be driven by several factors, including:

•	the contemplated expansion of digital mobile network coverage around most major domestic and selected international markets; and

•	the contemplated construction of additional cell sites to increase system capacity and improve system quality and the installation of related switching equipment in the existing domestic and international core market coverage areas.

      We provided Nextel International with significant financial support during the first half of 2000. Although we have no legal obligation to make any additional equity investments in, or otherwise advance funds to, Nextel International, in the event Nextel International is unable to obtain necessary funding from other sources, we may be called upon to provide additional financing to Nextel International in 2001. Based on available cash resources and the cash needs of our domestic and international operations for capital expenditures and the combined anticipated operating cash flow of the existing and expected wireless businesses, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2001. See “Forward Looking Statements.” In making this assessment, we have considered:

•	the consolidated cash, cash equivalents and short-term investments on hand as of September 30, 2000 of about $6.4 billion;

•	the availability of about $1.5 billion of incremental funding over the amounts outstanding as of September 30, 2000 under our domestic bank credit facility;

•	the availability at September 30, 2000 of about $51 million in aggregate remaining equipment financing under Nextel International’s financing agreements described above;

•	the payment of the $456 million balance due for the licenses won in the 700 MHz and 800 MHz auctions in the third quarter of 2000; and

•	the anticipated level of domestic and international capital expenditures.

      If our or Nextel International’s business plans change, or if economic conditions in any of our combined markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in the next calendar year, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the domestic or international mobile wireless businesses conducted by us or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, our conclusion that we will be able to fully fund both our domestic and international operations through calendar year 2001 does not take into account the impact of our participation in any auctions for the purchase of licenses other than those already concluded or any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us or Nextel International. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us or Nextel International or both to raise additional equity and debt funding to meet those needs.

      The availability of borrowings under our domestic bank credit facility and Nextel International’s financing agreements is subject to conditions and limitations, and we cannot be sure that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios specifically related to leverage, which become more stringent over time. In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that cannot presently be predicted with certainty, for example:

•	the commercial success of our domestic and international digital mobile networks;

•	the amount and timing of our capital expenditures and operating income or losses;

•	the volatility and demand of the equity and debt markets; and

•	the market price of our common stock.

      We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated or are described in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 1999, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between us and Motorola pursuant to which we acquired substantially all of Motorola’s domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under specified circumstances, not to grant superior governance rights to any third-party investor without Motorola’s consent, which may make securing certain strategic equity investments more difficult. Our ability to incur additional indebtedness, including, in certain circumstances, indebtedness incurred under our domestic bank credit agreement, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

Forward Looking Statements.

      A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of technology deployed in connection with our Nextel Online services offering;

•	market acceptance of our new service offerings, including Nextel Online and Nextel Worldwide;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 1999 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, and, with specific reference to risk factors relating to international operations in Nextel International, Inc.’s reports filed with the Securities and Exchange Commission, including Nextel International’s Annual Report on Form 10-K for the year ended December 31, 1999 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000.

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

      As of September 30, 2000, we held about $2.7 billion of debt securities in the form of commercial paper, U.S. government securities and certificates of deposit as short-term investments. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      At September 30, 2000, we had investments in the common stock of two publicly traded companies, which had an aggregate fair value of $631 million at September 30, 2000. In accordance with FASB Statement No. 115, these investments are recorded at their market value in our financial statements. Negative fluctuations in the stock prices of these companies expose us to equity price risk. A 10% decline in their stock price would result in a $63 million decrease in the fair value of our investments in these public companies.

      The information below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2000 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, finance obligation and bank and vendor credit facilities in effect at September 30, 2000 and, in the case of the mandatorily redeemable preferred stock and senior notes, excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs and Resources.” For interest rate swap and collar agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for mandatorily redeemable preferred stock and senior notes;

•	carrying value for the bank and vendor credit facilities at September 30, 2000, as interest rates are reset periodically;

•	estimates for the finance obligation based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap and collar agreements.

      Descriptions of our mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities, and interest rate risk management agreements are contained in notes 8, 9 and 12 to the consolidated financial statements included in our 1999 Annual Report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our mandatorily redeemable preferred stock, long-term debt and finance obligation as compared to December 31, 1999 reflect the January 2000 issuance of convertible notes, the August 2000 issuance of senior notes by Nextel International, additional borrowings under our bank and vendor credit facilities, the retirement of two series of our debt securities, the conversion of some of our 4.75% convertible senior notes due 2007, the conversion of some of our zero coupon convertible preferred stock due 2010 and the changes in the applicable market conditions. The decrease in the notional amount maturing in 2000, 2001 and 2003 for variable to fixed rate interest rate swaps as compared to December 31, 1999 is attributable to the termination of three swaps in the second quarter of 2000 and one swap in third quarter of 2000 in accordance with their original terms. There were no realized gains or losses associated with these terminations.

	Year of Maturity
							Total Due
	2000	2001	2002	2003	2004	Thereafter	At Maturity	Fair Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-Term Debt and Finance Obligation

Fixed Rate	$30	$78	$82	$86	$82	$12,758	$13,116	$11,865

Average Interest Rate	8%	9%	9%	9%	9%	9%	9%

Variable Rate	$25	$159	$162	$313	$404	$3,930	$4,993	$4,993

Average Interest Rate	12%	12%	11%	10%	10%	10%	10%
Interest Rate Swaps

Variable to Fixed	$—	$—	$—	$—	$—	$570	$570	$(41)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	7%	7%

Variable to Variable	$—	$100	$—	$400	$—	$—	$500	$(3)

Average Pay Rate	—	7%	—	7%	—	—	7%

Average Receive Rate	—	7%	—	7%	—	—	7%
Interest Rate Collars

Collars	$—	$—	$—	$200	$—	$—	$200	$1

Average Cap	—	—	—	7%	—	—	7%

Average Floor	—	—	—	4%	—	—	4%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	$—	$1	$1	$—	$—	$2,331	$2,333	$1,840

Average Interest Rate	—	14%	14%	—	—	13%	13%

Variable Rate	$25	$159	$115	$115	$79	$—	$493	$493

Average Interest Rate	12%	12%	11%	11%	12%	—	12%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      Nextel is involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended September 30, 2000, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 1999 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, except as set forth below.

      Beginning in the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints have been filed with the Equal Employment Opportunity Commission. We and a law firm claiming to represent the current and former employees of Nextel and its subsidiaries that have asserted these allegations have structured mutually acceptable arrangements for processing such claims, which are being implemented. Based on the specific claim details and our related investigative results to date, we do not believe that the claims that have come to our attention are likely to result in a material liability to us.

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

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

      (b)  Reports on Form 8-K.

(i)	Current Report on Form 8-K dated and filed on July 18, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of our summary financial results and other data for the quarter ended June 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

Date: November 14, 2000

William G. Arendt

Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to Nextel International’s Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.