Form 10-K
period 2000-12-31
NEXTEL COMMUNICATIONS INC
filed 2001-04-02
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes        No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based on the closing sales price on March 16, 2001, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $8,211,346,429.

      On March 16, 2001, the number of shares outstanding of the registrant’s Class A Common Stock and Class B Non-Voting Common Stock, $0.001 par value, was 728,682,100 and 35,660,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on May 31, 2001 are incorporated in Part III, Items 10, 11, 12 and 13.

Description

PART I

See page 33 for “Executive Officers of the Registrant.”

NEXTEL COMMUNICATIONS, INC.

PART I

Item 1.  Business

A.  Overview

      We provide a wide array of digital wireless communications services throughout the United States. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or iDEN®, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	the Internet, mobile messaging services, e-mail and advanced business applications, which are marketed as “Nextel Wireless Web” services;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

      As of December 31, 2000:

•	we have about 6,678,200 digital handsets in service in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc., our affiliate providing service in small and medium sized markets, was operational in 180 of the top 200 metropolitan statistical areas in the United States.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International, Inc. Nextel International, through its subsidiaries, provides wireless communications services in and around various major metropolitan market areas in Latin America and the Philippines, referred to as their managed markets. As of December 31, 2000, Nextel International’s proportionate share of international digital handsets in service in its managed markets, based on its equity ownership in its subsidiaries, was about 762,800, which includes total international digital handsets on networks in operation in Argentina, Brazil, Mexico, Peru and the Philippines. Additionally, Nextel International has investments in wireless communications providers in Canada and Japan and owns analog specialized mobile radio companies in Chile.

      Our consolidated financial statements include financial information reflecting the financial position and results of operations relating to Nextel International and its consolidated subsidiaries as of the relevant dates and periods indicated in those statements. For selected financial information concerning our domestic operations, the operations of Nextel International and our operations on a consolidated basis, see note 14 to the consolidated financial statements. Additional, more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and related rules. Except as noted above and as otherwise indicated, the description of our business in this document refers to our United States operations.

      Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000.

B.  2000 New Product and Service Offerings and Network Enhancement

      In 2000, we set as our primary goals to:

•	augment our digital mobile network by effectively implementing our Nextel Wireless Web services, providing customers with Internet access and business to business data applications;

•	continue to offer high-capacity, high-quality, advanced communications services on our digital mobile network to our customers in our metropolitan markets throughout the United States and provide more comprehensive coverage within these markets while expanding our coverage in ancillary markets and heavily traveled corridors between our markets;

•	enhance our digital mobile network to assure the quality and performance of new service offerings and to strengthen our competitive position; and

•	further progress toward becoming a major participant in the global wireless communications business.

      Foremost among our new products and services are our Nextel Wireless Web services, which we commercially launched in the second quarter of 2000. These services are currently available in all of our domestic markets for our Internet capable handsets developed and manufactured by Motorola, the “i1000plusTM,” the “i700plusTM,” introduced in January 2000, the “i500plusTM,” and the “i550plusTM,” introduced in August 2000. These digital handsets enable wireless Internet services by allowing web-based applications and content to be supplied directly to our subscribers. Through our website, we also provide customers with access to information about our products and services, permit account inquiries and encourage handset and accessory sales directly over the Internet. We have worked with third party vendors through our “Nextel Developers Program” to encourage them to develop valuable applications for our vertical markets, such as construction, financial, hospitality and transportation, offering our customers additional services. We expect our website to continue to provide heightened product development, promotion and distribution and enhanced real-time customer service while simultaneously reducing our customer acquisition and customer care costs.

      We have also provided our subscribers with an improved and expanded suite of applications to effectively manage their busy lives. Subscribers may now elect to access their corporate information directly from our Internet capable handsets. Our Address Book feature allows customers to create, sort and edit their contacts online, as well as place a call or send a message directly from their contact list. Subscribers may also access and utilize their existing POP3 e-mail accounts with Internet service providers from their handset. POP3, or post office protocol 3, is a widely used standard for receiving e-mail. Our customers may also access their Microsoft ExchangeTM or Lotus DominoTM e-mail, calendar and contacts using our Internet capable handsets. Finally, subscribers can access their corporate information using our Nextel dial-up service. This service allows our Internet capable handsets to act as a wireless modem, enabling customers to connect to a laptop or handheld device to reach their corporate network or an Internet service provider.

      In June 2000, we commercially launched our Nextel Two-Way Messaging service that enables Internet capable handsets to send, receive and respond to text messages. The introduction of this service helped us deliver more than 41 million Internet text messages in the second half of 2000. Additionally, in June 2000, Nextel Partners introduced Nextel Wireless Web services in selected markets.

      In April 2000, we launched our Nextel Worldwide service offering with the introduction of the “i2000TM” digital handset. In February 2001, we introduced the “i2000plusTM” digital handset, our first global handset with Internet capabilities. The i2000 and i2000plus, manufactured by Motorola, are dual-mode handsets that operate on both the iDEN technology we use and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. As of December 31, 2000, a customer using the i2000 could roam in more than 75 countries worldwide with the convenience of one phone, one number and one bill. The i2000plus affords our subscribers all of the flexibility of global roaming with the added benefits of our Nextel Wireless Web services.

      During 2000, we have enhanced our digital mobile network by providing more comprehensive coverage to our subscribers. Our digital mobile network is now accessible over a greater area, and we enhanced our coverage in existing markets to support an increased customer base. We believe our improved network performance, expanded network coverage and increased network capacity contributed to our achievement of doubling our domestic operating cash flow during 2000 to $1.4 billion. Additional benchmarks we achieved for the year ended December 31, 2000, include:

•	a 2,162,500 increase in digital handsets in service from 4,515,700 to 6,678,200;

•	a 75% increase in total system minutes of use from about 18.0 billion during 1999 to about 31.5 billion during 2000;

•	a 44% increase in transmitter and receiver sites in service on our digital mobile network, adding 3,900 sites during 2000 for a total of about 12,700 digital transmitter and receiver sites in service; and

•	a 63% increase in the number of switches in service, adding 29 switches to our digital mobile network during 2000, for a total of 75 switches in service.

      Also to improve the quality and capacity of our digital mobile network, during 2000 we purchased, or agreed to purchase, additional spectrum in the 800 and 900 MHz bands and we continue to pursue the acquisition of additional channels from third parties. Giving effect to pending acquisitions, we now have about 20 MHz of spectrum in the 800 and 900 MHz bands in 52 of the top 100 U.S. markets.

      Nextel International has also made substantial progress during 2000. As a result of acquisitions completed during 2000, Nextel International now owns 100% of its subsidiaries in Brazil, Chile and Peru. In part due to these acquisitions, Nextel International grew proportionate digital subscribers in its managed markets 185% during 2000 to about 762,800 at the end of 2000. During 2000, Nextel International continued to expand coverage and capacity to its network operations, adding about 560 digital transmitter and receiver sites throughout its service territories. Nextel International continues to make progress in building an iDEN packet data service capability and expects to launch digital two-way mobile data services in selected markets by mid-2001.

C.  2001 Goals and Business Strategy

      For 2001, our principal business objectives are to:

•	continue to deliver leading edge product solutions to our customers, focusing on our Nextel Wireless Web features and business applications;

•	consistently provide our customers with superior service, by delivering the best customer care experience and having the highest quality digital mobile network;

•	expand our distribution channels, such as direct retail, telemarketing and web sales, allowing us to reach out to existing and new customer groups in effective and cost-efficient ways; and

•	focus aggressively on increasing efficiencies and reducing costs wherever possible.

      We believe that the following elements of our business strategy and characteristics of our business distinguish our wireless service offerings from those of our competitors in the wireless communications marketplace:

      1.  We provide a differentiated, integrated package of wireless services, including our unique Nextel Direct Connect feature. We offer a bundled product offering accessible through a single handset, currently consisting of:

•	digital mobile telephone service;

•	digital two-way radio dispatch service;

•	access to the Internet, mobile messaging services, e-mail and advanced business applications, all available on either our packetized or circuit switched data network;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities; and

•	text and numeric paging.

      We believe that, for customers who already subscribe to or who would benefit by access to multiple wireless services, the convenience of combining multiple wireless communications options in a single handset and of consolidating all wireless service charges into a single package price and billing statement are important features that distinguish us from many of our competitors.

      Our market research indicates that a sizeable portion of business users’ communications involves contacting others within the same organization. We believe that our Nextel Direct Connect service is especially well suited to address these intracompany wireless communications needs. The Nextel Direct Connect service, which gives customers the ability instantly to set up a conference on either a private (i.e., one-to-one) or group (i.e., one-to-many) basis, is a service that is not included in any integrated service package currently available from competing cellular and personal communications services, or PCS, operators. To further expand the flexibility and convenience offered by our Nextel Direct Connect service to users outside a single organization but within a single industry or interest group in a particular dispatch service area, we pioneered the Nextel Business NetworkSM concept. Nextel Business Networks extend Nextel Direct Connect service beyond a company’s employees to suppliers or other parties involved in the same industry. Over 2.6 million domestic digital handsets in service as of December 31, 2000, representing over one-third of our total domestic digital handsets then in service, were participating in the Nextel Business Networks program throughout the United States. Beginning later in 2001, we expect to further differentiate our products by enhancing Nextel Direct Connect to allow any customer to Direct Connect any other customer in their home calling area. This will allow customers the ability to set up their own talk groups, offering greater customer satisfaction at a lower cost to us.

      In addition to Nextel Direct Connect, we expect our Nextel Wireless Web services to continue to differentiate our service offering from our competitors’. We have provided our subscribers with an improved and expanded suite of applications, enabling them to remotely access critical business information directly from their Internet capable handsets. We believe our Address Book feature described above, our dial-up service and our numerous e-mail and messaging solutions offer our subscribers productive and efficient tools to communicate with their business associates. We expect to offer expanded and improved applications during 2001 resulting from the Nextel Developers Program.

      We expect to further differentiate our unique package of services in 2001 by adding a new platform of handsets with embedded Java™ technology. These new handsets, being developed and manufactured by Motorola, are expected to combine the qualities of our Internet capable handsets with additional features and functionality, such as the ability to download Java-based applications, wireless synchronization capabilities and certain voice recognition and recorder features. We have deployed and test marketed pre-

production versions of these new handsets in contemplation of a national launch beginning in the second quarter of 2001.

      2.  We focus on the business customer. Our corporate marketing strategy has traditionally focused on targeting business users that we believe will be likely to appreciate the potential for our wireless communication service capabilities to increase efficiencies and reduce costs in those users’ business activities. We originally concentrated our sales efforts on a number of distinct occupational groupings of mobile workers, but in the past few years we have broadened our primary targeted customer population to include a much wider group of business users. In 2001, we expect to continue to gradually expand our customer base. We will continue to aggressively market our services to our core business segments including white-collar professionals and will continue to expand our marketing to the high-end consumer. We expect to focus in particular on marketing the benefits of Nextel Wireless Web services to our business users in both their corporate and personal lives.

      We also are committed to provide our customers with superior service, in part by striving to deliver the best customer care experience. Our fifth customer care center in Temple, Texas is now operational, and we expect to open a sixth center near Bremerton, Washington in late 2001. With the addition of these new customer care facilities, we expect to be well positioned to handle the core needs of our growing customer base, as we expand our product and service offerings.

      3.  We offer innovative pricing features. We offer pricing that we believe differentiates our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining unlimited Nextel Direct Connect minutes with the following price features:

•	a flat rate plan marketed as the Nextel National Business PlanSM, which offers a predetermined mix of cellular and long distance minutes for one flat rate;

•	one airtime rate, regardless of the time of day or day of the week a call is made;

•	no roaming charges assessed for mobile telephone services provided to our customers traveling anywhere on our digital mobile network or the compatible digital mobile network of Nextel Partners in the United States;

•	billing based on the actual number of seconds of airtime used after the first minute, in contrast to the common cellular industry practice of rounding all calls up to the next minute;

•	a flat rate plan which offers unlimited domestic calls; and

•	special pricing plans that allow some customers to aggregate the total number of account minutes for all handsets and reallocate the aggregate minutes among those handsets.

      4.  Our marketing program and distribution channels. Our marketing program and related advertising campaigns are designed to:

•	expand our use of lower cost distribution channels, such as sales of our handsets through our website;

•	stimulate additional interest in and demand for our services by stressing their versatility, value, simplicity and quality; and

•	enhance brand name awareness.

      We use both direct and indirect sales forces as part of our strategy to increase the number of handsets placed in service on our digital mobile network. We expect to expand and enhance both direct and indirect distribution channels as we further penetrate existing markets, expand our geographic reach in those markets and, through Nextel Partners, expand our coverage in ancillary markets. We also expect to develop new distribution channels, such as direct retail and telemarketing, allowing us to reach out to existing and new customer groups in effective and cost-efficient ways. To expand our international reach,

Nextel International has developed and is implementing marketing plans tailored to each country in which it does business.

      5.  We have strategic relationships with Craig O. McCaw, Motorola and Microsoft. Through December 31, 2000, Mr. Craig O. McCaw and members of the McCaw family have invested more than $965 million in our stock through purchases of our equity securities from Nextel and Motorola. As of December 31, 2000, Mr. McCaw and his affiliates beneficially owned about 13% of our common equity, assuming the conversion of the preferred stock and the exercise of all presently exercisable options held by Digital Radio, L.L.C. or other controlled affiliates of Mr. McCaw. We also benefit from Mr. McCaw’s more than 25 years experience in the wireless communications business. Mr. McCaw currently serves as a member of our board of directors and also as Chairman of the operations committee of our board of directors, which is responsible for formulating key aspects of our business strategy. See “I. Agreements with Significant Stockholders — 1. McCaw Interests.”

      We have a number of important strategic and commercial relationships with Motorola. Motorola provides the iDEN infrastructure and handset equipment used throughout our domestic markets and in most of the international markets served by Nextel International’s subsidiaries and affiliates. We also work closely with Motorola to improve existing products and develop new technologies such as the iDEN technology that we use in our digital mobile network. As of December 31, 2000, Motorola was the beneficial owner of about 14% of our common equity, assuming the conversion of shares of our class B nonvoting common stock, all of which is owned by Motorola. See “I. Agreements with Significant Stockholders — 2. Motorola.”

      In May 1999, Microsoft Corporation purchased about 33.3 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $18.00. In connection with this transaction, we entered into agreements under which Microsoft provides specified Internet portal services and related assistance in connection with our Nextel Wireless Web services. As of December 31, 2000, Microsoft was the beneficial owner of slightly less than 5% of our outstanding common stock.

D.  Year 2000 Developments

      1.  5.25% convertible senior notes. In February 2000, we completed the sale of $1.15 billion aggregate principal amount of our 5.25% convertible senior notes due 2010, generating $1.13 billion in net cash proceeds. Cash interest is payable semiannually on these notes beginning July 15, 2000 at a rate of 5.25% per year. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      2.  Initial public offerings of SpectraSite and of Nextel Partners. In 2000, SpectraSite Holdings, Inc. and Nextel Partners each consummated an initial public offering of its common stock. After giving effect to these transactions, including the conversion of some shares of nonvoting preferred stock we held into additional shares of voting common stock of Nextel Partners, we, through our subsidiaries, beneficially owned about 10% of SpectraSite and about 32% of Nextel Partners, as of December 31, 2000.

      3.  Incremental bank financing. In March 2000, we, some of our subsidiaries and some of our lenders established the $1.0 billion incremental senior secured term loan under our existing amended and restated secured bank credit facility. As a result, the total amount of borrowings available under our bank credit facility increased from $5.0 billion to $6.0 billion. We borrowed the entire amount of this incremental $1.0 billion term loan in March 2000. The maturity date of this loan is March 31, 2009, although the maturity date can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. Loans under this facility bear interest payable quarterly, at variable rates calculated based on either the U.S. prime rate or the London Interbank Offered Rate, or LIBOR. At December 31, 2000, we had borrowed an aggregate of

$4.5 billion of the $6.0 billion in committed available financing under this credit facility. See also “F. Post Year 2000 Developments — 6. Credit facility amendment.”

      4.  Debt extinguishment. During the first quarter of 2000, we utilized a portion of the proceeds from our 9.375% senior notes due 2009, issued in November 1999, to redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and all of our outstanding 9.75% senior notes due 2004. As a result of the early retirement of these senior notes, we recognized an extraordinary loss of $104 million in the first quarter of 2000, representing the excess of the purchase price over the carrying values of the redeemed notes and the write-off of unamortized debt financing costs.

      5.  Conversion of securities. In March 2000, we issued 10.4 million shares of our class A common stock upon the conversion of $246 million of our 4.75% convertible senior notes, representing a conversion price of $23.654 per share. In order to induce conversion of these notes prior to redemption, we paid the converting note holders $26 million in cash. During the first half of 2000, we also issued 6.7 million shares of our class A common stock upon the conversion of $98 million in total accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate adjusted for the effect of our stock split.

      6.  Stock split. On May 25, 2000, our stockholders approved an increase in the number of authorized shares of our class A common stock from 515,000,000 to 2,060,000,000 and our class B common stock from 35,000,000 to 100,000,000, enabling us to complete a two-for-one common stock split effective June 6, 2000, distributed to stockholders of record as of May 26, 2000. Information presented throughout this annual report on Form 10-K has been adjusted to reflect the two-for-one common stock split.

      7.  Sale-leaseback transaction. In August 2000, we completed a sale-leaseback transaction involving some of our owned switch equipment that is being accounted for as a capital lease. We received total net proceeds of $280 million, resulting in a deferred gain of $19 million.

      8.  Spectrum purchases. In September 2000, the Federal Communications Commission concluded auctions of specified 700 MHz and 800 MHz frequencies. We paid $232 million for licenses in the 800 MHz auction and $338 million for licenses in the 700 MHz auction. We also successfully bid $27 million for licenses in a second 800 MHz auction in December 2000 and an additional $8 million for some 700 MHz licenses that were re-auctioned in February 2001.

      9.  Nextel Partners transaction. In September 2000, pursuant to binding agreements, Nextel Partners exercised its option to acquire from us specified additional territories and assets, including related Federal Communications Commission licenses. In exchange, we received $31 million in equity for the licenses and $3 million in cash for the other assets.

      10.  Officer and director developments. As of March 2000, Steven M. Shindler, formerly our Chief Financial Officer, was appointed to the additional position of Chief Executive Officer of Nextel International. In December 2000, Mr. Shindler stepped down from his senior officer positions at Nextel to devote his attention exclusively to Nextel International. John S. Brittain, Jr. became our Chief Financial Officer in December 2000, replacing Mr. Shindler, and Mr. Brittain also continues to serve in his roles as Vice President and Treasurer of Nextel. In May 2000, William A. Hoglund resigned from our board of directors, reducing the number of sitting directors to nine.

E.  Year 2000 International Developments

      1.  Issuances of preferred stock. In a series of transactions during 2000, Nextel International received $693 million in proceeds from the issuance of shares of its series A exchangeable redeemable preferred stock to one of our wholly owned subsidiaries.

      2.  Management change. In March 2000, Steven M. Shindler was appointed Chief Executive Officer of Nextel International. Mr. Shindler has been a director on Nextel International’s board of directors since May 1997. Until December 2000, Mr. Shindler also served as an Executive Vice President and the Chief Financial Officer of Nextel.

      3.  Motorola incremental facility. In December 1999, Nextel International entered into a secured loan agreement with Motorola Credit Corporation under which Motorola Credit provided $57 million in incremental term loans to Nextel International to acquire digital mobile network equipment and related services from Motorola. The loan, fully drawn in January 2000, will mature June 30, 2003 and bears interest at variable rates based upon either the U.S. prime rate or LIBOR. Borrowings under this facility are secured by a pledge of all the shares of stock of TELUS Corporation held by Nextel International.

      4.  Latin American acquisitions. As a result of the acquisitions described below, Nextel International owns 100% of its operating companies in Latin America as of December 31, 2000.

      Peru. In May 2000, Nextel International purchased all of the equity interests of Motorola International Development Corporation and the other minority stockholder in its Peruvian operating company, increasing Nextel International’s ownership from about 64% to 100%.

      Chile. In May 2000, Nextel International also purchased three Chilean analog specialized mobile radio companies from Motorola International.

      Brazil. In May 2000, Nextel International purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of Nextel International’s Brazilian operating company. This purchase increased Nextel International’s ownership of its Brazilian operations from about 88% to about 92%. Nextel International paid Motorola International an aggregate purchase price of about $78 million in cash for the acquisitions in Peru, Chile and Brazil.

      In July 2000, Nextel International entered into a purchase, release and settlement agreement with the minority stockholders in McCaw International (Brazil). Under that agreement, in August 2000, Nextel International made a cash payment to the minority stockholders totaling $146 million, received all of the equity interests held by the minority stockholders in McCaw International (Brazil) and exchanged mutual releases with the minority stockholders. In addition, all pending court disputes between Nextel International and one of the minority stockholders were permanently dismissed. As a result, Nextel International increased its ownership interest in both its primary Brazilian operating company and its parent, McCaw International (Brazil), to 100%. Additionally, all rights of the minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to Nextel International beginning in October 2001, were terminated.

      5.  Nextel International 12.75% senior serial redeemable notes due 2010. In August 2000, Nextel International completed the sale of $650 million in aggregate principal amount of its 12.75% senior serial redeemable notes due 2010, generating $624 million in net cash proceeds. Cash interest is payable semiannually on these notes beginning February 1, 2001 at a rate of 12.75% per year. The notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all of Nextel International’s other unsubordinated, unsecured indebtedness.

      6.  People’s Republic of China. As a result of changes to the regulatory environment in China, a joint venture in which Nextel International owned a 30% interest terminated its agreement with China United Telecommunications Corporation in early 2000. In consideration for entering into this termination agreement, the joint venture received $61 million in cash, and the joint venture participants received warrants to purchase shares of China United Telecommunications stock. In September 2000, the joint venture was formally dissolved.

      7.  Japan. As a result of an inability to effect timely regulatory changes, and a determination that a network build-out under existing specialized mobile radio technology would be costly and inefficient, Nextel International reached the conclusion that the value of its existing investment in its Japanese affiliate is not recoverable. In light of this conclusion, Nextel International recorded a one-time non-cash charge of $21 million in the fourth quarter of 2000 that represents a write-off of the entire carrying amount of this investment.

      8.  Philippines. In July 2000, Nextel International increased its direct and indirect ownership interests in its Philippine operating company to about 51% by purchasing some of the minority owners’

equity interests. In January 2001, Nextel International purchased further interests in this operating company, increasing its interest to about 59%.

      9.  Acquisition of Clearnet Communications by TELUS Corporation. In October 2000, TELUS Corporation acquired Clearnet Communications, Inc., a publicly traded Canadian company in which Nextel International owned a 14% equity interest, for cash and stock. TELUS is a publicly traded telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and Internet communications services primarily in Western Canada. Under agreements among Nextel International, TELUS and Clearnet, Nextel International exchanged all of its Clearnet stock for nonvoting shares of TELUS. Nextel International also entered into a lock-up agreement with TELUS under which it has agreed not to dispose of any of its TELUS shares prior to October 2001, subject to specified exceptions. In exchange for 8.4 million shares of Clearnet stock, Nextel International received 13.7 million shares of TELUS stock, representing slightly less than 5% of the ownership interest in TELUS. We recorded a pre-tax gain of $275 million in the fourth quarter of 2000 related to this transaction.

      For additional information concerning transactions and developments relating to Nextel International during 2000, including those summarized above, see Nextel International’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

F.  Post Year 2000 Developments

      1.  Arch Wireless spectrum purchase. In January 2001, we agreed to purchase specified 900 MHz specialized mobile radio licenses from Arch Wireless, Inc. for an aggregate purchase price of $175 million and an investment of $75 million in a new Arch Wireless equity issue of redeemable cumulative preferred stock. In February 2001, we advanced Arch Wireless the $175 million purchase price and the $75 million investment in the form of two loans which accrue interest until the necessary regulatory approvals to permit transfer of the 900 MHz licenses to us are obtained. Upon transfer of the licenses to us, Arch Wireless’ obligation to repay the $175 million loan obligation will be satisfied, and the $75 million of loans will be converted into shares of the new series of preferred stock of Arch Wireless. Arch Wireless will pay accrued interest on these two loans by issuing to us at closing shares of common stock of Arch Wireless. The closing of this purchase is also subject to other customary conditions.

      2.  9.5% senior serial redeemable notes due 2011. In January 2001, we completed the sale in a private placement of $1.25 billion in aggregate principal amount of our 9.5% senior serial redeemable notes due 2011, generating about $1.245 billion in net cash proceeds. Cash interest is payable semiannually on these notes beginning August 1, 2001 at a rate of 9.5% per year. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. In the event that these notes are not registered with the Securities and Exchange Commission prior to August 1, 2001, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

      3.  Let’s Talk Cellular & Wireless. In January 2001, we entered into an asset purchase agreement with Let’s Talk Cellular & Wireless, Inc., a specialty cellular and wireless retailer. Under the agreement, we will purchase a substantial portion of Let’s Talk Cellular’s nationwide distribution network to provide additional points of contact for existing and new Nextel customers. Under the terms of the asset purchase agreement, we will pay a cash purchase price of $32 million for the operations, assets and rights associated with about 200 Let’s Talk Cellular stores. We have placed $32 million into an escrow which is refundable under specified circumstances. The purchase price is subject to adjustments. Let’s Talk Cellular is currently involved in Chapter 11 bankruptcy proceedings, and this agreement is contingent upon the approval of the United States Bankruptcy Court. The closing of this transaction, which is tentatively scheduled to occur in the second quarter of 2001, is also subject to other customary conditions.

      4.  Officer and Director developments. In February 2001, William E. Conway, Jr. was appointed Chairman of our board of directors, replacing Daniel F. Akerson, who remains on our board. Mr. Conway has served as one of our directors since February 1997. Also in February 2001, Mr. Akerson was appointed non-executive chairman of Nextel International, replacing Timothy M. Donahue, our Chief Executive Officer, in that position. Mr. Donahue remains a member of Nextel International’s board of directors.

      5.  Nextel International initial public offering. In August 2000, Nextel International filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common stock. In March 2001, Nextel International announced that due to market conditions, it decided to discontinue its initial public offering at that time.

      6.  Credit facility amendment. In March 2001, we amended our $6.0 billion domestic bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of December 31, 2000, $4.5 billion was outstanding under this facility leaving $1.5 billion of additional borrowing availability, and we were in full compliance with all financial covenants under this facility as in effect on that date.

G.  Wireless Industry Overview

      1.  Development of the wireless communications industry. Today’s wireless communications industry began in 1970 when the FCC reallocated 115 MHz of radio spectrum in the 800 and 900 MHz bands from the federal government and UHF television to land mobile service use to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. The FCC allocated 50 MHz for cellular service, which were allocated in equal blocks to two cellular operators in each metropolitan statistical area or rural statistical area, and 46 MHz for private radio services, including specialized mobile radio, otherwise known as SMR. The remaining 19 MHz were divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with about 97 million wireless phone units (consisting of analog cellular, digital cellular and PCS units) in service at June 30, 2000, as reported by the Cellular Telecommunications and Internet Association.

      2.  SMR and cellular/PCS telephony. The cellular telephone industry was created by the FCC as a regulated duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given metropolitan statistical area or rural statistical area. Subsequently, the FCC allocated 120 MHz of spectrum in the 1.8-2.2 GHz band for the provision of licensed PCS, which include mobile wireless communications services similar to those provided over our digital mobile network. The FCC has awarded three 30 MHz and three 10 MHz PCS licenses for this PCS spectrum through a competitive bidding process. Since August 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators, although a more limited amount of spectrum is assigned to a single SMR licensee as compared to cellular and PCS licensees. See “J. Regulation” for additional information. Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including the bundled products we already offer.

H.  Our Digital Mobile Network and Services

      1.  Digital mobile network services. We are designing and constructing our digital mobile network to support the full complement of digital wireless services described above. See “A. Overview.” Additionally, we anticipate offering our subscribers even more tools and applications to access time-sensitive information and content, providing them with effective and innovative ways to communicate with their business associates.

      Our digital mobile network provides customers desiring mobile telephone service with access to features competitive with those offered by other current wireless communications services, such as the “hand-off” of calls from one site to another and “in-building” signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way radio dispatch functions, our digital mobile network has been designed to include a messaging or paging capability, which also has been built into each handset, to enable a customer to receive alphanumeric short-text messages.

Our digital mobile network offers customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding, three way calling and additional line service.

      Working together with Motorola and others, we have adapted our iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Wireless Web services. We completed our nationwide roll-out of packet data services in September 2000. Subscribers may now elect to access a broad array of content directly from their Internet capable handset such as news, weather, travel, sports and leisure information and shopping. Also available are Nextel Industry Solutions, which are industry specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers’ businesses functioning smoothly through their ever-mobile workforce.

      Nextel International, through its subsidiaries, is constructing and operating digital networks employing iDEN technology on 800 MHz spectrum holdings in major metropolitan market areas located in Latin American and the Philippines. Nextel International also has investments in wireless communications providers in Canada and Japan and owns analog specialized mobile radio companies in Chile. We have entered into interoperability agreements with TELUS Corporation and Nextel International’s Mexican affiliate, to provide for coordination of customer identification and validation necessary to facilitate cross-border roaming service in North America.

      We have roaming agreements currently in effect with Nextel Partners covering all of the U. S. market areas in which Nextel Partners currently, or will in the future, provide iDEN-based digital mobile services. We also have a roaming agreement in effect with TELUS in Canadian market areas where TELUS offers iDEN-based digital mobile services. Our i2000 handset is a dual mode handset that operates on both the iDEN 800 MHz technology used by Nextel and the GSM 900 MHz standard and allows digital roaming in over 75 countries. Our i2000plus handset, which offers all the features of our i2000, also has the ability to access Nextel Wireless Web services.

      2.  Digital mobile network technology. Our digital mobile network combines the advanced iDEN technology developed and designed by Motorola, with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and with a variation of that GSM technology being deployed by certain PCS operators in the United States. The design of our existing and proposed digital mobile network currently is premised on dividing a service area into multiple sites having a typical coverage area of from less than one mile to up to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter/receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a handset and connects wireless calls to the public switched telephone network.

      In the case of two-way radio dispatch, a piece of equipment called a dispatch application processor provides a call setup, identifies the target radio and connects the subscriber initiating the call to the other subscribers. Although to date Nortel Networks Corporation has supplied the mobile telephone switches for our digital mobile network, we recently agreed to purchase a number of switches from Lucent Technologies, Inc.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services in the United States:

•	time division multiple access, or TDMA, digital transmission technology;

•	code division multiple access, or CDMA, digital transmission technology; and

•	GSM-PCS, a variation of the TDMA-based GSM digital technology format.

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies that share certain basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the TDMA technology format, it differs in a number of significant respects from the versions of this technology used by cellular and personal communications services providers in the United States.

      The implementation of a digital mobile network using iDEN technology significantly increases the capacity of our existing SMR channels and permits us to utilize our current holdings of SMR spectrum more efficiently. This increase in capacity is accomplished in two ways.

•	First, each channel on our digital mobile network is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, we achieve about six times improvement over analog specialized mobile radio in channel utilization capacity for channels used for two-way radio dispatch service. We also achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile network reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because many of our 800 MHz channel holdings are composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is at a comparatively early stage of development in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.

      We are considering implementing over the next several years advanced digital technology which will allow high capacity wireless voice and high speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless telephony services is sometimes referred to as “3G” or “third generation.” We are presently evaluating standards and assessing the potential demand for these third generation wireless services. We are focusing these activities on maximizing our ability to deliver 3G capabilities while continuing to fully utilize our existing digital mobile network. See “L. Risk Factors — 6. J. We are considering implementing some “third generation” services in the future, however, if we are unable to do so, or to do so in an economical and competitively effective fashion, our operations and growth could be adversely affected.”

      3.  Technology commitments. Pursuant to our equipment purchase agreements with Motorola first entered into in 1991, as subsequently amended, Motorola provides the iDEN infrastructure and handset equipment throughout our markets. These agreements set forth the prices we must pay to purchase and license this equipment as well as a structure to develop new features and make long-term improvements to our network. Motorola is recognized as the overall integrator of our digital mobile network elements and has committed to make some components of our network available to us. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We expect to rely principally on Motorola for the manufacture of substantially all of our handset equipment and a substantial portion of the equipment necessary to construct our digital mobile network for the next several years. See “L. Risk Factors — 7. Since we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could hurt our operations.”

      We continuously review alternate technologies as they are developed. To date, however, it has not been regarded as necessary or as a commercially feasible strategy to adapt currently available alternative technologies to operate on our present spectrum position. However, in connection with our potential future deployment of 3G capabilities, we currently are conducting tests to assess the operational and commercial feasibility of constructing and launching an overlay network, using the 3G CDMA 2000 technology, on up to an average of 10 MHz of contiguous spectrum in nearly every major market in the United States. After we have successfully completed the mandatory relocation of incumbent operators out of this spectrum, we would have access to contiguous channel blocks, similar to our cellular and PCS competitors. Additionally, we continue to pursue regulatory initiatives that would provide SMR operators, including us, with rights to create and use other contiguous blocks of spectrum. See “J. Regulation.” The availability of a significant block of contiguous spectrum would permit the introduction of a broader range of technology options not available on non-contiguous spectrum blocks.

      Our consideration of alternative technologies, independent of technological feasibility, would likely be materially affected by our contractual obligations to Motorola. For example, if we were to determine that the iDEN technology we use is no longer suited to our needs, we have agreed to notify Motorola six months prior to any public announcement or formal contract to purchase equipment utilizing alternate technology. If Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. See “L. Risk Factors — 7. Since we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could hurt our operations” and “— 8. Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.”

      We have also recently committed to purchase additional spectrum in the 700, 800 and 900 MHz bands and we continue to pursue acquisitions of additional channels from third parties. Giving effect to pending acquisitions, Nextel now has about 20 MHz of spectrum in the 800 and 900 MHz bands in 52 of the top 100 U.S. markets and about 4 MHz of spectrum in the 700 MHz band in most major metropolitan markets in the U.S.

      4.  System construction. The first step required to achieve the build-out of our digital mobile network in a market is the completion of the radio design plan, which typically takes about four months. This stage involves the selection of specific areas in the market for the placement of base station sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of:

•	their proximity to targeted customers;

•	the ability to acquire and build the site; and

•	frequency propagation characteristics.

      Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for a system’s initial construction in a market, depending on the number of sites, typically takes from two to eighteen months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally take an additional six weeks prior to commencing system operation. Following commencement of system operations in a selected market, we expect to continually add new sites to this system as necessary to improve coverage and capacity.

      In an effort to improve our digital mobile network and expedite network deployment in existing markets, in new markets and in heavily traveled corridors between markets, beginning in 1999 we transferred many of our communications towers and related assets to SpectraSite Holdings, Inc., which we then leased back. SpectraSite also has constructed additional towers to support expansion of our digital mobile network. In addition, we have signed a master lease agreement for the co-location of sites on Crown Castle International Corporation’s domestic communications towers.

      5.  Marketing. Our marketing strategy focuses principally on targeting business users that we believe will be likely to perceive and appreciate the potential for our wireless services to increase efficiencies and reduce costs in their business activities. We continue to believe that our ability to deliver a full line of integrated mobile communications services using a single multi-function handset on our digital mobile network significantly differentiates us from other providers of wireless communications services. The progress of our marketing efforts is and will continue to depend upon numerous factors, including:

•	system performance;

•	handset and accessory performance; and

•	the ability to deliver services that satisfy customer needs and expectations, including Nextel Wireless Web services.

      Recently, we have focused our marketing on offering subscribers enhanced wireless solutions to manage their busy lives, increasing the number of distribution channels we employ to reach our customer base and broadening our targeted customer groups to include attractive subscriber segments, such as white-collar professionals and other high-end consumers.

      We review our business and marketing plans in light of:

•	perceived opportunities;

•	actual experiences in the marketplace;

•	availability of financial and other resources; and

•	overall economic and/or competitive considerations.

      As a result of these reviews, we may from time to time determine to change, refine or redirect our plans. See “L. Risk Factors — 18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      6.  Competition. We compete with the two established cellular licensees and with many other PCS licensees in each of the markets where our digital mobile network operates. Additional licensees may enter these markets by operating systems utilizing frequencies obtained in contemplated FCC auction proceedings, including those involving 700 MHz frequency allocations which are currently scheduled to occur later in 2001. A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, some of which have financial resources, subscriber bases and name recognition greater than we do. PCS operators currently compete and likely will continue to compete with us in providing some or all of the services available through our digital mobile network. Additionally, we expect that existing PCS and cellular service providers will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our digital mobile network. Moreover, cellular companies have been granted authority to participate in dispatch services and wireline companies have been granted authority to participate in SMR services. Recently, several of our competitors have introduced pricing plans which offer features such as unlimited mobile to mobile calling, reduced rates for calls placed between pre-arranged groups of callers or shared minutes between groups of callers. We cannot predict the effect of these competitor plans on our business.

      We also expect our digital mobile network business to face competition from other technologies and services developed and introduced in the future. See “L. Risk Factors — 6. If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer” and “— 18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” The FCC has reallocated spectrum for use by “emerging telecommunications technologies,” such as PCS and satellite systems and has authorized a consortium of communications companies to provide telecommunications services from geo-stationary and low-earth-orbit satellites. Further, companies outside of traditional telecommunications companies have expressed interest in providing communications services. We cannot predict how any new participants or future technologies will impact our ability to compete for wireless customers.

I.  Agreements with Significant Stockholders

      1.  McCaw Interests. In 1995, under the terms of a securities purchase agreement, as amended, among Nextel, Digital Radio, L.L.C. and Mr. McCaw and certain other related agreements:

•	Digital Radio purchased about 2.4 million shares of our class A common stock for an aggregate purchase price of $15 million; and

•	Digital Radio purchased, for an aggregate purchase price of $300 million, an aggregate of 8.2 million units consisting of a total of:

•	about 8.2 million shares of our class A convertible redeemable preferred stock, par value $0.01 per share, about 0.5 million of which have been converted to about 2.8 million shares of our class A common stock and distributed to related parties of Mr. McCaw;

•	82 shares of our class B convertible preferred stock, par value $0.01 per share; and

•	options to acquire an aggregate of up to 70.0 million shares of our class A common stock at exercise prices ranging from $7.75 to $10.75 per share as follows:

•	30.0 million at $7.75 per share, which were purchased in July 1997 for an aggregate cash purchase price of $233 million;

•	30.0 million at $9.25 per share, including 6.8 million transferred to a related party of Mr. McCaw in November 1997, which were purchased in July 1999 for an aggregate cash purchase price of $278 million; and

•	10.0 million at $10.75 per share, including about 3.0 million transferred to a related party of Mr. McCaw in November 1997, which are exercisable through July 2001.

      In addition, in connection with the agreements relating to the exercise of the options exercised in July 1997, an affiliate of Mr. McCaw, Option Acquisition, L.L.C., purchased options to acquire up to 50.0 million shares of our class A common stock at exercise prices of either $8.00 per share or $9.00 per share, in either case at any time through July 1998. At that time, Option Acquisition acquired about 19.9 million shares of our class A common stock in a cashless exercise transaction, as permitted by the terms of those options.

      Additionally, in connection with these equity investments, we reached an agreement with Digital Radio and Mr. McCaw on a number of matters relating to the ownership, acquisition and disposition of our class A convertible redeemable preferred stock and our class B convertible preferred stock, including without limitation, the granting of registration and antidilutive rights to Digital Radio and specified affiliates and limitations on investments by Digital Radio and its affiliates in excess of about 45% of our voting securities. In November 1996, upon the issuance of shares in connection with an acquisition, Digital Radio exercised its antidilutive rights and received 0.7 million shares of our class A common stock for $7 million. Also in July 1995, pursuant to agreements between Digital Radio and Motorola entered into in connection with the original securities purchase agreement, Digital Radio purchased 8.0 million shares of our class A common stock from Motorola and Motorola granted to Digital Radio the option to purchase up to an additional 18.0 million shares of our class A common stock held by Motorola, of which

8.0 million, including 0.9 million transferred to a related party of Mr. McCaw in November 1997, have been exercised. See “— 2. Motorola” for subsequent related events.

      Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., an affiliate of Digital Radio, pursuant to which Eagle River provides management and consulting services to us, the board of directors and the operations committee from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million shares of our class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable in full.

      As a result of some distributions, transfers and the option exercises described above, at December 31, 2000, Mr. McCaw and his affiliates beneficially owned about 44.7 million shares of class A common stock, about 7.7 million shares of our class A preferred stock convertible into about 46.2 million shares of our class A common stock, 82 shares of our class B preferred stock and options to purchase up to an aggregate of about 9.0 million shares of our class A common stock from us at prices ranging from $6.13 to $10.75 per share.

      Pursuant to the original securities purchase agreement, our certificate of incorporation and our by-laws, we, Digital Radio and Mr. McCaw have established certain arrangements relating to our corporate governance associated with those investments, including, without limitation, matters relating to Digital Radio’s right to elect a minimum of three representatives to our board of directors, or that number of directors representing not less than 25% of all of the members of the board of directors, if greater. We also agreed to create a five-member operations committee of the board of directors and Digital Radio is entitled to have a majority of the members of this committee selected from among its representatives on the board of directors.

      The operations committee has the authority to formulate key aspects of our business strategy, including decisions relating to the technology we use, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the board of directors and its committees, as well as nomination and oversight of certain executive officers. Currently, the two Digital Radio designees on the board of directors also serve as members of the operations committee, of which Mr. McCaw is the Chairman. Digital Radio currently is eligible to nominate a third member to our board of directors, but presently has not done so. The board of directors, by a majority vote, may override actions taken or proposed by the operations committee, although doing so would give rise to a $25 million liquidated damages payment to Digital Radio and the commencement of the accrual of a 12% dividend payable on the stated value of all outstanding shares of class A preferred stock. The shares of our class A preferred stock outstanding at December 31, 2000 had an aggregate stated value of about $283 million. However, the board of directors, by a defined super-majority vote, retains the power to override actions taken or proposed by the operations committee without triggering these obligations. In addition, the board of directors also may act to terminate the operations committee, although this action by the board of directors would, in certain circumstances, result in the obligation to make the liquidated damages payment and result in the commencement of the dividend accrual.

      The securities purchase agreement with Mr. McCaw, our certificate of incorporation and our by-laws also delineate a number of circumstances, chiefly involving or resulting from some events with respect to Digital Radio or Mr. McCaw, in which the operations committee could be terminated but the liquidated damages payment and dividend accrual would not be required.

      The shares of class A preferred stock are redeemable at our option, and the shares of class B preferred stock are mandatorily convertible, in the event of a change of control of our company, as defined in the terms of that stock. Further, Digital Radio has agreed that, subject to limited exceptions, including existing securities holdings and relationships, until one year after the termination of the operations committee, neither Digital Radio nor its controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America, unless those opportunities first have been presented to and waived or rejected by us in accordance with the provisions of the securities purchase agreement.

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

      2.  Motorola. In July 1995, we acquired all of Motorola’s 800 MHz SMR licenses in the continental United States in exchange for 83.3 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. As a result of the agreement relating to that acquisition, Motorola has the right to nominate two persons for election as members of our board of directors. Motorola has exercised this right only with respect to one director. We are also party to agreements with Motorola pursuant to which we purchase Motorola infrastructure equipment and digital handsets and other services. See “H. Our Digital Mobile Network and Services — 3. Technology commitments.” The agreements relating to the acquisition of Motorola’s SMR licenses also provided for the purchase by us of a portion of Motorola’s equity interest in Clearnet Communications. This equity interest was purchased by us in exchange for 5.0 million shares of our class A common stock, and we subsequently transferred this equity interest to Nextel International. These shares since have been exchanged by Nextel International for shares of TELUS Corporation . See “E. Year 2000 International Developments — 9. Acquisition of Clearnet Communications by TELUS Corporation.”

      In July 1995, Motorola sold to Digital Radio 8.0 million shares of our class A common stock at $6.13 per share and granted Digital Radio the option to purchase up to an additional 18.0 million shares of our class A common stock, 4.0 million over two two-year periods and 10.0 million over the final two-year period. Digital Radio exercised the first tranche of this option in September 1997, acquiring 4.0 million shares of our class A common stock at $7.75 per share. The second tranche of this option was fully exercised in August 1999 at $9.25 per share, including options for 0.9 million shares transferred to a related party in November 1997. The third tranche of options for 10.0 million shares, including options for 2.2 million shares transferred to a related party of Mr. McCaw in November 1997, becomes exercisable at $10.75 per share during the 30-day period commencing July 28, 2001. In addition, Motorola has granted Digital Radio a right of first offer or a right of first refusal to purchase shares of common stock that are owned by Motorola.

J.  Regulation

      1.  Licensing. The FCC regulates our SMR business under the Communications Act of 1934, as amended. The regulatory framework for SMR services has undergone significant changes and continues to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993, referred to as OBRA ’93, and the Telecommunications Act of 1996, referred to as TCA ’96. The OBRA ’93 and the TCA ’96 both amended portions of the Communications Act. As described below, rule changes have been intended to provide SMR operators with a regulatory framework similar to that imposed on cellular and PCS licensees and impose various mandates on wireless carriers.

      With regard to the licensing of our digital mobile network, our FCC license-holding subsidiaries hold three kinds of licenses to deploy SMR radio channels in digital mode in each of their markets. The first type of SMR license is known as an economic area license, which, like the spectrum licenses assigned to cellular and PCS providers, has been granted on a geographic-area basis. The second type of SMR license, known as a “wide-area” SMR license, was originally granted on a site-by-site basis. We hold thousands of these licenses. In December 1999, the FCC adopted new construction rules for these wide area licenses similar to those imposed on PCS and cellular carriers. This was in response to a federal court decision requiring the FCC to impose comparable construction requirements on both economic area licensees and wide-area licensees. We also hold thousands of licenses granted on a site-by-site basis, all of which have met FCC construction requirements.

      FCC rules generally permit both economic area and wide area licensees to meet their construction requirements using a common system of benchmark dates tied to their initial license grant dates. Within three years of the license grant date, the licensee must provide coverage to one third of the population in its licensed area, and within five years of the grant date, it must cover two thirds of the population in its licensed area. On August 4, 2000, these build-out requirements also were applied to wide-area SMR licensees operating on non-SMR channels. This act of regulatory parity eliminated our need to build out areas covered by numerous wide-area SMR licenses on a site-by-site basis. On January 9, 2001, we filed a request with the FCC for extension of the build-out requirements applicable to some of our 900 MHz licenses. The FCC has sought public comment on our request and the matter remains pending.

      In late 1999, we were granted a waiver of the FCC’s rules to permit us to integrate a limited number of business and industrial/ land transportation channels into our digital mobile network. These channels, obtained via assignments from existing licensees as part of the relocation process described below, provide us additional capacity in some urban markets. On November 9, 2000, the FCC adopted rules effective March 2, 2001, to allow existing non-SMR licensees to transfer or assign their non-SMR channels to commercial providers like us for use in a commercial system. This rule change creates new opportunities for us to acquire additional spectrum in the 800 MHz band. The FCC is considering whether to permit similar assignments from 900 MHz non-SMR licenses to commercial operators.

      2.  Spectrum auctions. The FCC began assigning 800 MHz SMR geographic area licenses in 1997, when it auctioned the upper 200 channels in three blocks (20 channels, 60 channels and 120 channels) per economic area, or “EA,” throughout the U.S. in an auction referred to as the “upper 200 channel auction.” These licenses permit the licensee to construct and operate base stations on any authorized channel throughout the licensed geographic area and to make system modifications within the service area without prior FCC approval, thus providing the same operational flexibility provided to cellular and PCS licensees. We were the high bidder on 475 of the 525 EA licenses auctioned at the upper channel auction, covering areas in all 50 states. As described above, our system must cover one-third of the population of each licensed EA within three years and two-thirds of the population of the economic area within five years, and we must construct 50% of our licensed channels in at least one location within each EA within three years. Given our existing constructed analog and digital footprint, these build-out requirements already have been achieved in a substantial number of the EAs, and we anticipate meeting all required benchmarks (which are scheduled to occur in 2001 and 2003).

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

      In December 2000, the FCC concluded its auctions of 800 MHz SMR spectrum band licenses, relating to the so-called “lower 150” and “lower 80” channels. In these two 800 MHz auctions we paid about $259 million for about 3,300 licenses. Although auctioned on an economic area basis, which provides less regulatory burden, these licenses are for relatively small channel blocks of only five or 25 channels. Additionally, incumbents on those channels will not be subject to relocation and we must provide co-channel protection to incumbents. The build-out requirements on these 800 MHz licenses are one-third of the covered population within three years of license grant, and two-thirds of the covered population within five years. Alternatively, a licensee may show “substantial service” to the licensed geographic area within five years.

      In February 2001, the FCC concluded its auctions of 6 MHz of spectrum in the 700 MHz band, also referred to as the guard band. In two 700 MHz guard band auctions, we paid nearly $346 million for 40 licenses. Each license is for 4 MHz of spectrum. These FCC licenses are issued for a period of 15 years, and are subject to unique operational requirements, including eligibility and use restrictions, as well as interference protection requirements that generally will preclude their use for commercial mobile radio services, commonly known as CMRS, which includes SMR, cellular and PCS services. We plan to meet all requirements necessary to secure the retention and renewal of these FCC licenses. Other spectrum located in the 700 MHz spectrum band, which can be used for a broad variety of commercial applications, is presently scheduled for auction by the FCC beginning September 12, 2001. However, three previously scheduled auctions for this spectrum have already been postponed. Currently, incumbent television licensees are operating on both blocks of this 700 MHz band spectrum. Under current FCC rules, these licensees are not required to relinquish these channels until 2006 at the earliest, limiting the usefulness of this spectrum for other purposes, including wireless mobile communications, until that time or later.

      In January 2001, the FCC completed its auction of additional spectrum that can be used for providing commercial mobile radio services. The FCC auctioned reclaimed C and F block PCS licenses, including those initially awarded to NextWave Communications, Inc. and some of its affiliates which were cancelled by the FCC after NextWave failed to make timely payments of its government installment payment loans as required by the terms of the licenses awarded. We participated, but did not obtain any licenses, in that auction. Although the Second Circuit Court of Appeals upheld the FCC’s right to cancel and re-auction the licenses, NextWave continues to pursue legal challenges to the license cancellation before the U. S. Court of Appeals for the District of Columbia.

      Beginning late last year, the FCC and other federal agencies began to attempt to identify spectrum that could be allocated for “third generation” or “3G” advanced wireless services. In January 2001, the FCC issued a notice of proposed rulemaking requesting comment on the potential for reallocation of several spectrum bands to 3G services and noting the FCC’s intention to auction 3G spectrum by September 2002. Generally, the bands identified are encumbered by existing governmental or commercial users and there are substantial unresolved transitional issues related to the relocation of these incumbents. The FCC is also seeking comment on whether 3G services could be provided over frequency bands currently allocated to cellular, PCS and specialized mobile radio services. We cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum to the wireless industry in the future.

      3.  Spectrum caps and secondary spectrum markets. As a CMRS provider, our use and aggregation of radio spectrum, our technical operation and, in some cases, our relationships with third parties, are regulated by the FCC. Since the establishment of the CMRS regulatory framework, the FCC has permitted cellular licensees and wireline companies to provide radio dispatch services. The FCC has imposed on us and other CMRS operators a 45 MHz CMRS spectrum cap in non-rural areas and a 55 MHz CMRS spectrum cap in rural areas, thus limiting the amount of CMRS spectrum (e.g., cellular, PCS and SMR) any single provider can hold in any particular geographic area. However, no more than 10 MHz of SMR spectrum in the 800 and 900 MHz SMR service area can be attributed to one entity under existing rules. Moreover, under existing rules, no 700 MHz licenses count toward the spectrum cap. Accordingly, only 10 MHz of SMR spectrum is attributed to us in any one geographic area for purposes of the cap. On January 23, 2001, the FCC released a notice of proposed rulemaking querying:

•	whether this 10 MHz SMR attribution limitation should be re-evaluated and replaced with the actual amount of spectrum an SMR provider holds in a particular geographic area;

•	whether the spectrum cap is still necessary in today’s competitive CMRS market; and

•	if so, whether it should be increased to allow CMRS carriers to hold more than the above amounts in a single market.

      In November 2000, the FCC adopted a policy statement and notice of proposed rulemaking suggesting ways to promote the development of secondary markets in radio spectrum. In the notice of proposed rulemaking, the FCC tentatively concludes that spectrum licensees should be permitted to enter into leasing agreements with third parties to encourage greater use of underutilized spectrum.

      4.  911 services. The FCC requires that CMRS providers be capable of transmitting calls for 911 assistance from individuals using teletext devices, primarily people with speech or hearing disabilities. The obligation was scheduled to take effect October 1, 1998. However, several industry trade associations petitioned the FCC to extend the deadline citing unresolved technical and implementation problems. By two separate actions, the FCC suspended enforcement of the requirement. However, the FCC recently concluded that all CMRS carriers must be capable of transmitting 911 calls from teletext devices by August 2002. We believe we will have the technical capability to meet this requirement in a timely fashion.

      We and other CMRS providers are also required to make enhanced 911, or “E911,” service available to customers in cooperation with local rescue authorities. In the current phase, Phase I of the E911 mandate, wireless carriers must improve upon the traditional 911 emergency calling system by providing local authorities not only the content of each emergency call but also the caller’s wireless phone number and approximate location. In Phase II, which is scheduled to start on October 1, 2001, wireless carriers must improve substantially upon the accuracy of the location data. FCC rules specify that the cost to the carrier of implementing E-911 Phase I and Phase II are not costs recoverable from the government. The FCC required all wireless carriers to report the method by which this improved location information would be implemented.

      On November 9, 2000, we submitted a report to the FCC, along with a waiver request asking to begin implementation of our Phase II capabilities in October 2002, one year after the FCC’s deadline. If granted, the waiver would permit Nextel’s deployment of a location technology in future handsets beginning October 2002. Thereafter, we would sell location-capable handsets, ultimately resulting in 95% of our customers having Phase II E-911 capable handsets by December 31, 2005, in compliance with the FCC’s rules. Additionally, in our waiver request, we proposed granting $25 million to public safety organizations to use in readying their systems for Phase I and Phase II E-911 deployment. If the public safety organizations have not achieved the necessary equipment upgrades to accept and process wireless callers’ location information, our Phase II E-911 equipment upgrades will provide little incremental public safety benefit. We anticipate that grant of our waiver request will speed deployment of public safety Phase II capable hardware and software.

      5.  Numbering. The FCC and state communications commissions have been increasingly aggressive in their efforts to conserve numbering resources. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to numbering resources. On March 31, 2000, the FCC released a Report and Order establishing rules intended to promote the efficient use of numbering resources while attempting to ensure access to the numbering resources carriers need to compete effectively. In particular, the FCC adopted mandatory implementation of assigning numbers in blocks of a thousand, as opposed to the previous policy of a ten-thousand block number assignment. Allocating numbers to carriers in these smaller blocks will require most carriers to share NXX codes assigned to them, once carriers become capable of local number portability, which is mandated for wireless carriers by November 24, 2002. NXX codes are the first three digits of a seven-digit telephone number. The FCC also issued a further notice of proposed rulemaking seeking additional comments on a variety of issues, including cost recovery, charging for telephone numbers and the utilization threshold carriers must meet before obtaining new codes.

      On December 29, 2000, the FCC released its Second Report and Order on numbering issues. The FCC adopted a 60% utilization threshold for carriers to meet in any applications for new numbering resources. This threshold will increase by 5% on June 30, 2002, and annually thereafter until the utilization threshold reaches 75%. The FCC also requested further comment on adoption of a number of issues, including government auctions of numbers, and implementing specified area codes for specific applications such as wireless services. Adoption of any of these proposals may affect the ability of all carriers, including us, to access telephone numbers to assign to their customers.

      6.  Motor vehicle restrictions. A number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. To date, no state has banned or limited wireless phone usage but several county or local jurisdictions have mandated that drivers use hands-free accessories when using their wireless phones while driving or have prohibited the use of wireless phones while driving. States continue to consider restrictions on wireless phone use while driving, and some states also are beginning to collect data on whether wireless phone use contributes to traffic accidents.

      7.  Health concerns. Numerous studies in the U.S. and abroad have examined whether the radio frequency (RF) energy emitted from wireless antennas or handsets can cause cancer or other health concerns. Although certain respected authorities have recently published studies revealing no link between cellular phones and cancer, some nevertheless suggested that further research is needed. For example, a study sponsored by the National Cancer Institute and published in The Journal of the American Medical Association in December of 2000 found no significant correlation between wireless handsets and brain tumors but added that further study is needed to determine whether tumors might appear over a longer period of time. Similarly, a study published in February 2001 in the Journal of the National Cancer Institute, which tracked over 400,000 cellular phone users in Denmark over a thirteen-year period, found no link between wireless phones and cancer but did not address the potential for other diseases. In June 2000, the U.S. Food and Drug Administration signed an agreement with the Cellular Telecommunications and Internet Association (CTIA) to start their own joint RF study.

      The FCC’s rules governing RF safety set forth certain maximum permissible exposure (MPE) limits for wireless antennas and wireless handsets. The rules were upheld by the U.S. Court of Appeals for the District of Columbia in February 2000. We have implemented an RF safety program governing our antennas, and our wireless handset vendor, Motorola, has complied with the maximum permissible RF exposure limits governing our handsets. In addition, Motorola has participated in a CTIA program which publicly discloses how our handsets comply with these limits.

      8.  CALEA. In 1994, Congress enacted the Communications Assistance for Law Enforcement Act, known as CALEA. CALEA essentially requires telecommunications carriers, including us, to upgrade their networks so the Federal Bureau of Investigation and other law enforcement agencies can continue performing lawful wiretaps of telecommunications users as the carriers transition from analog to digital technology. The statute spawned legal disputes over a host of issues, most centrally the issue of what technical capabilities CALEA requires. By an order released in mid-1999, the FCC determined which technical capabilities are required. For example, it required carriers to give law enforcement the capability of determining a wireless caller’s geographic location at the beginning and end of a wireless call. The FCC also announced extended compliance deadlines for carriers to deploy the mandated capabilities. On August 15, 2000, the United States Court of Appeals for the District of Columbia vacated and remanded portions of the FCC order. In the wake of the Court decision, the FCC initiated two proceedings: one to resolve the issues remanded by the Court; and the other to determine whether to extend further the related compliance deadlines. Both proceedings remain pending. More recently the FCC granted another industry-wide extension of the deadline governing the core phase of CALEA compliance.

      We recently have signed two cooperative agreements with the Federal Bureau of Investigation to bring our network into compliance with CALEA. The agreements essentially confirm the validity of our CALEA software solutions, arrange for the deployment of the solutions in our networks, and provide cost recovery for most of our CALEA upgrade costs. We have already deployed the required core CALEA capabilities in our network.

      9.  Miscellaneous regulations. The FCC requires us to permit our services to be resold until November 2002. In 2000, the FCC concluded an investigation into our resale policies, determining that we do not violate the FCC’s current resale policies. The FCC also requires wireless carriers like us to:

•	permit manual roaming, where technically capable, by users with technically compatible equipment;

•	contribute to federal and state universal service funds based upon our telecommunications revenue;

•	comply with rules regarding billing of customers and requiring specific disclosures on customer bills;

•	average, to some extent, any separately billed interstate long-distance rates charged to customers; and

•	comply with customer proprietary network information use restrictions.

      Each of these existing and potential regulatory obligations could increase the costs of our, and our competitors’, operations.

      The FCC also is considering the imposition of an automatic roaming obligation on all CMRS providers. On January 5, 2001, comments were filed with the FCC on this issue, the majority of which opposed a mandatory automatic roaming obligation. We oppose any new roaming regulation, although the second largest iDEN provider in the U.S., Southern Communications Services, supports a mandate that would apply only to iDEN providers. We filed reply comments on February 5, 2001 opposing the adoption of such a narrow roaming regulation.

      The issue of wireless subscriber privacy, and in particular, location tracking, has been implicated in some of the FCC’s wireless proceedings, including those relating to its E911 and CALEA mandates. In an effort to obtain clarification of the privacy regulations governing the use and sharing of location information, the Cellular Telecommunications and Internet Association, known as CTIA, has filed a petition proposing “safe-harbor” wireless business practices to safeguard wireless subscriber privacy. The FCC is seeking comment on CTIA’s petition. In particular, CTIA’s petition requests clarification of certain consumer privacy issues, including appropriate consumer notice and consent as well as the proper internal use or disclosure by carriers of a wireless subscriber’s location information.

      As is true for cellular and PCS operators, the interconnection of subscriber calls from our network with the public switched telephone network requires us to obtain certain exchange and interexchange services from telephone companies. In 1996, the FCC established, and the U.S. Supreme Court generally upheld, a national regulatory framework that sets pricing standards and negotiation and arbitration guidelines for interconnection agreements with incumbent local exchange carriers, known as ILECs. Most significantly, the agreements entitle interconnecting carriers such as us to “reciprocal compensation” for local calls originated on an ILEC network and terminated on our network. Previously, we were forced to compensate the ILECs for their termination services but ILECs refused to pay us for terminations of their local traffic. We have renegotiated our interconnection agreements with all major ILECs to take advantage of these reciprocal compensation rights. The FCC and Congress are both considering initiatives that would eliminate reciprocal compensation requirements and would mandate that carriers reciprocally terminate one another’s local traffic at no charge.

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

      We also are subject to limitations on foreign government investment as set forth in the Communications Act, which currently restricts foreign ownership or control over CMRS licenses, including SMR licenses. In February 1997, the United States entered into a World Trade Organization agreement with respect to telecommunications services. The agreement requires the United States, among other things, to afford “national” treatment to foreign investors of World Trade Organization countries seeking indirect ownership of CMRS licenses in the United States. The FCC’s rules implementing the agreement, which became effective on February 9, 1998, permit additional foreign investment and participation in the United States’ wireless marketplace through ownership of FCC licenses.

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

      New FCC rules implementing a provision of TCA ’96 that requires telecommunications carriers to make their services accessible to individuals with disabilities became effective January 28, 2000. The rules will require modifications to wireless phones prospectively to make them accessible to persons with disabilities as long as these measures may be accomplished without undue burden or expense. At this time, the extent to which we and our vendor Motorola will be required to make modifications to our system and handsets is uncertain, but we are working with Motorola to further compliance with all aspects of these rules.

      Future changes in regulation or legislation affecting digital mobile network service and any allocation of additional spectrum by Congress and the FCC could materially adversely affect our business.

      10.  Foreign regulation. The licensing, construction, ownership and operation of wireless communications systems and radio frequency allocations are regulated by governmental entities in the countries in which Nextel International’s subsidiaries and affiliates conduct business. In addition, these matters and other aspects of wireless communication system operations may be subject to public utility regulation in the jurisdiction where service is provided. Changes in the current regulatory environments in such countries or future judicial or legislative intervention could have a material adverse affect on Nextel International and its business and results of operations.

K.  Employees

      At December 31, 2000, we had about 19,500 full-time employees, including about 3,600 full-time employees of Nextel International and its subsidiaries. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

L.  Risk Factors

1.	We have a history of net losses and negative cash flow and may not be able to satisfy our cash needs from operations.

      Since we began operations in 1987, we have never generated sufficient cash flow from operations to fund our business and its expansion. If we cannot achieve profitability, we may not be able to meet our debt service, working capital or other cash needs. We expect that losses will continue for the next several years as we build, expand and enhance our digital mobile network. We do not know when, if ever, our cash flows from our internal business operations will support our growth and continued operations. We had losses attributable to common stockholders of $1.02 billion during 2000. Our accumulated deficit was $6.55 billion at December 31, 2000.

2.	If we cannot obtain additional funds when needed, we may not be able to implement our business plan.

      Our long-term cash needs may be much greater than our cash on hand and availability under our existing financing agreements. We may not be able to raise additional financing when needed, on acceptable terms or at all. As a result, we cannot be sure that we will have adequate capital to:

•	implement future expansion and enhancement of our digital mobile network, including offering contemplated “third generation” or “3G” mobile wireless services;

•	maintain our current levels of operation;

•	meet our debt service requirements; or

•	pursue strategic acquisitions or other opportunities to increase our spectrum holdings, including those necessary to support or provide “3G” mobile wireless services.

      Our failure to timely achieve each of these goals could result in the delay or abandonment of some or all of our development, expansion and acquisition plans and expenditures, which could have an adverse effect on us.

      Our bank credit facility as in effect on December 31, 2000 provided for total secured financing capacity of up to $6.0 billion provided we satisfy financial and other conditions. As of December 31, 2000, we had borrowed $4.5 billion of this secured financing. We recently amended this facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. The availability of additional financing under our bank credit facility is also subject to the satisfaction of covenants under indentures relating to our public notes. Our access to additional funds may be limited by:

•	the terms of our existing financing agreements, including restrictive covenants;

•	existing debt service requirements;

•	market conditions affecting the telecommunications industry in general; and

•	specific factors affecting our attractiveness as a borrower or investment vehicle, including:

•	the terms of options and warrants issued to others, that may make equity financings more difficult;

•	the ability to relocate current spectrum licensees from some frequencies in order to remove them from spectrum as to which we were the highest bidder at an auction;

•	the potential commercial opportunities and risks associated with implementation of our business plan;

•	the market’s perception of our performance and assets; and

•	the actual amount of cash we need to pursue our business strategy.

      Other than our existing financing agreements, we currently have no legally binding commitments or agreements with any third parties to obtain any material amount of additional debt or equity financing.

3.	Funding requirements for our international operations and growth may cause even greater cash needs, which may result in less funding available for our domestic growth and operations.

      We expect to fund a very substantial portion of the cash needs of Nextel International, Inc., our substantially wholly owned subsidiary, during 2001. This may increase our overall cash needs and will result in a lesser amount of cash availability to us for domestic use. Based on the funding we expect to make available to Nextel International during 2001 and on Nextel International’s current assessment of the likely business activity and related cash needs of its subsidiaries and affiliates that are controlled by or that rely substantially on Nextel International for further funding, Nextel International believes that it will have adequate funding to implement its current business plan during 2001, but that it will need to rely on external sources of funding to supply the cash needed to implement its business plans and continue operations after 2001.

4.	Our existing financing agreements contain covenants that limit how we conduct business, which may affect our ability to grow as planned.

      As a result of restrictions contained in our financing agreements, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. The indentures governing our public notes and our existing financing agreements contain covenants that limit how we conduct business by restricting our ability to:

•	incur or guarantee additional indebtedness, including additional borrowings under existing financing arrangements;

•	pay dividends and make other distributions;

•	prepay subordinated indebtedness;

•	make investments and other restricted payments;

•	create liens;

•	sell assets; and

•	engage in transactions with affiliates.

      Any future financing arrangements are expected to contain covenants similar to or more restrictive than those contained in our existing debt financing arrangements. These future agreements may also contain other covenants, including covenants requiring us to maintain specified financial ratios and satisfy financial tests.

5.	We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

      We may seek to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those associated with the potential provision of “third generation” or “3G” wireless services. This additional capital may not be available.

      We cannot be sure that any spectrum auctions will occur or, if so, on their currently announced schedules. For example, the Federal Communications Commission already has postponed on three separate occasions the auction for the majority of the 700 MHz spectrum now being used by broadcast television stations, and that auction is now scheduled to take place in September 2001, but may be subject to further postponement. We also cannot be sure:

•	in which auctions we will participate, alone or as a member of a bidding group;

•	whether we or any bidding group in which we are a participant will be a successful bidder and will be awarded spectrum licenses in any auction; and

•	what amounts would be required to be bid to prevail in any auction.

6.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

      Our ability to compete effectively with other established and prospective wireless communications service providers depends on the following factors, among others.

A.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on our digital mobile network. We may have difficulty attracting and retaining customers if we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise or if those issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	were to place us at a competitive disadvantage to other wireless service providers in our markets.

B.	Our coverage is not as extensive as that of other wireless service providers, which may limit our ability to attract and retain customers.

      Since our digital mobile network does not provide roaming coverage on a nationwide basis as is available through some cellular and personal communication services providers, we may not be able to compete effectively against those providers. The coverage areas of these other providers include areas where our network, or that of our affiliate Nextel Partners, has not been built or will not be built. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel Partners, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

C.	We do not have the extensive direct and indirect channels of distribution for our digital mobile network products and services that some of our competitors have, which may limit our ability to compete effectively.

      Many of our competitors have established extensive networks of retail locations, including locations dedicated solely to the competitor’s products, and multiple distribution channels and therefore have access to more potential customers than we do. We have increased our reliance on our indirect distributor network over time and have increased the proportion of customers we obtain through these channels. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels, as price competition in the wireless industry intensifies and as our product and service offerings begin to attract increasing numbers of individual and non-business users, our average revenue per digital handset may decrease and our customer retention may be adversely affected. We anticipate utilizing a new direct retail distribution channel to address more effectively and economically certain existing and new customer segments that we are targeting. We have entered into a definitive agreement to acquire a significant portion of the assets of Let’s Talk Cellular & Wireless, Inc., although that transaction remains subject to a number of closing conditions, including the receipt of bankruptcy court approval. We have not previously operated large-scale direct retail distribution outlets of this type, and we may not achieve the anticipated benefits of this new distribution channel to the degree or on the schedule that we hope to achieve them.

D.	Our ability to grow may be limited by our ability to expand system capacity and improve the adequacy and efficiency of our information systems and business processes.

      Our inability to timely and efficiently meet the demands for our services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our growth and performance. To increase the number of subscribers on our digital mobile network, we must be able to, among other things, successfully plan for additional system capacity at levels needed to meet anticipated new subscribers, as well as the related increases in system usage, and obtain additional spectrum when and where required. Furthermore, we must secure sufficient transmitter and receiver sites at appropriate locations in our markets to meet planned system coverage and capacity targets and obtain adequate quantities of base radios and other system infrastructure equipment, as well as adequate volumes and mix of handsets and related accessories, to meet subscriber demand and system loading rates. Since we have contractual arrangements with Nextel International and Nextel Partners that contemplate the proportionate allocation of this equipment among us and those entities if there is an equipment shortage, these supplies may not be available in sufficient quantities for our use.

      Our ability to improve the efficiency and speed of the processes for our customer service and accounts receivable collection functions will affect our ability to add customers. For example, the length of time between customer order to activation of service on the digital mobile network is currently longer than that of some of our competitors. Additionally, customer reliance on our customer service functions will increase as we add digital mobile network customers, especially for those customers added through channels not involving direct face-to-face contact with a sales representative, such as phone order sales or sales through our website.

E.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. As a result, if we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

F.	We may face continuing pressure to reduce prices, which could adversely affect operating results.

      Over the past several years, as the intensity of competition among wireless communications providers in our market areas has increased, our competitors’ prices in these markets have generally decreased. This may make it difficult for us to remain competitive if wireless service providers generally continue to reduce prices. We may encounter further market pressures to:

•	further restructure our digital service offering packages to offer more value;

•	reduce our digital service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or packages that may be offered by providers launching their service, or particular new product or service offerings, in a particular market.

G.	Our digital handsets are more expensive than those of some competitors, which may affect our growth and operating income.

      We currently market multi-function digital handsets. The higher cost of these handsets, as compared to analog handsets and digital handsets that do not incorporate a similar multi-function capability, may make it more difficult or less profitable for us to attract customers. This may reduce our growth opportunities or profitability.

H.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

•	segment the user markets, which could reduce demand for specific technologies, including our technology;

•	reduce the resources devoted by third party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and

•	adversely affect market acceptance of our services.

      The digital technology that we use may not successfully compete with the other forms of communication technologies. Further, new digital or non-digital communication transmission technology may be developed that could cause our existing technology to become obsolete or otherwise impair market acceptance of our services.

I.	We have recently launched new wireless data and Internet connectivity services, and if these new services do not prove to be successful, our operations and growth could be adversely affected.

      In 2000, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity, that we currently market under the brand name Nextel Wireless Web. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions.

      We expect that this wireless data capability and Internet connectivity will allow us to perform fulfillment and other customer support services more economically, to differentiate ourselves from our competitors and to realize a source of future incremental revenue to counter the impact of increasing competition in our markets on the pricing of our basic wireless voice services packages. We may not successfully realize these goals if:

•	we are unable to offer these new services profitably;

•	these new service offerings adversely impact the performance or reliability of our digital mobile network;

•	we or third party developers fail to develop new applications for our customers; or

•	we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

Any resulting customer dissatisfaction, or failure to realize cost reductions or incremental revenue, could have an adverse impact on our results of operations, future growth prospects and perceived value.

J.	We are considering implementing some “third generation” services in the future, however, if we are unable to do so, or to do so in an economical and competitively effective fashion, our operations and growth could be adversely affected.

      We are considering implementing over the next several years advanced digital technology which will allow high capacity wireless voice and high speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless telephony services is sometimes referred to as “3G” or “third generation.” We are presently evaluating standards and assessing the potential demand for these third generation wireless services. We are focusing these activities on maximizing our ability to deliver 3G capabilities while continuing to fully utilize our existing digital mobile network.

      It is likely that significant capital requirements would be involved in implementing this third generation technology. Even if we determine that our testing and assessment activities, and our need to meet competition from other wireless service providers who may be moving to deploy similar 3G services, should lead us to implement such third generation technology, there can be no guarantee that this technology will provide the advantages that we expect. The actual amount of the funds required to finance and implement this technology may significantly exceed management’s current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. Finally, as there are several types of third generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we choose to deploy does not gain widespread acceptance or perform as expected, our business may be adversely affected.

K.	If competitors provide two-way radio dispatch services, we will lose a competitive advantage.

      We differentiate ourselves by providing two-way radio dispatch services that are currently not available through traditional cellular or personal communication services providers. If either personal communication services or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage may be impaired. Further, some of our competitors have attempted to compete with our Nextel Direct Connect service by offering unlimited mobile to mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

7.	Since we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could hurt our operations.

      Motorola is currently our sole source for most of the digital mobile network and all of the handset equipment we use throughout our markets. If Motorola fails to deliver system infrastructure and handsets, as well as necessary technology improvements and enhancements, on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. We expect to rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network and handset equipment for the next several years.

8.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      We have entered into agreements with Motorola that impose limitations and conditions on our ability to use other technologies that would displace our existing digital mobile communications network. These agreements may operate to delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreement with Motorola requires us to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology.

      In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. This may limit our ability to negotiate with an alternate equipment supplier. Finally, if after a switch to an alternate technology we do not maintain operational Motorola infrastructure equipment at the majority of our transmitter and receiver sites that are deployed at the date the switch to an alternate technology is first publicly announced, Motorola may require that all financing Motorola has provided to us must then be repaid.

9.	Regulatory and other factors could delay or prevent us from offering services in new market areas, which could limit our access to new customers and affect our growth.

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

10.	Government regulations determine how we operate, which could limit our growth and strategy plans.

      The Federal Communications Commission regulates the licensing, operation, acquisition and sale of our specialized mobile radio businesses. We must meet build-out requirements within specified time limitations to retain our licenses. Future changes in regulation or legislation and Congress’ and the Federal Communications Commission’s continued allocation of additional spectrum for commercial mobile radio services, which include specialized mobile radio, cellular or personal communication services, could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. These regulations also can have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. If any new regulations prohibit us from providing planned services, it could be more difficult for us to compete.

      Further, some local jurisdictions have adopted legislation restricting or prohibiting the use of portable communications devices while driving motor vehicles. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services which could have a material adverse effect on our results of operations.

      Nextel International’s operations are subject to similar effects caused by operating in a regulated industry, since its operations are regulated by governmental and regulatory bodies in the foreign countries in which its business is conducted.

      11. We are susceptible to control by significant stockholders and their interests may differ from yours.

      Motorola and entities controlled by Mr. Craig O. McCaw hold significant blocks of our outstanding stock and have the ability to exert significant influence over our affairs. In addition, this concentration of ownership may have the effect of delaying or preventing an attempt to acquire us, even if that would be in our stockholders best interests. An affiliate of Mr. McCaw may designate at least one fourth of our board of directors and may select, from these McCaw representatives on the board of directors, a majority of the operations committee of our board, which has significant authority relating to our business strategy, budgets, financing arrangements and in the nomination and oversight of specified executive officers. Presently, two of the nine members of our board of directors are designees of Mr. McCaw’s affiliates. In addition, Daniel F. Akerson, formerly one of our executive officers, currently holds positions with XO Communications, Inc., which is controlled by Mr. McCaw. Mr. Akerson currently serves as a member of our board of directors and as a member of the operations committee of our board, but he is not a designee of Mr. McCaw’s affiliates. Under its agreements with us, Motorola may nominate two directors to our board of directors. In addition, Motorola has agreed to support the decisions and recommendations of the operations committee and to vote its shares of common stock accordingly, subject to specified limitations.

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

      Mr. McCaw and his affiliates have and, subject to the terms of applicable agreements, may acquire an investment or other interest in entities that provide wireless telecommunications services that could potentially compete with us. Under the relevant agreements, Mr. McCaw and his controlled affiliates may not, until one year after the termination of the operations committee, participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America unless these opportunities have first been presented to and waived or rejected by us.

12.	Our interests may conflict with those of Motorola.

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, which do or may compete with some or all of the services we offer. Motorola’s right to nominate two people for election to our board of directors could give them additional leverage if any conflict of interest were to arise. In addition, Motorola is one of our significant stockholders, which creates potential conflicts of interest, particularly with regard to significant transactions.

13.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry. Further research and studies are ongoing and we cannot be sure that these studies will not demonstrate a link between radio frequency emissions and health concerns.

14.	Our investments in joint ventures may affect our growth and operating results because we are not in sole control of the enterprise.

      We have entered into a contractual joint venture regarding our ownership interests in and arrangements with Nextel Partners, and may enter into other joint ventures or similar arrangements in the future. Outside the United States, Nextel International has entered into joint venture agreements with third-parties in some of their operating countries, and may do so in the future. These arrangements are subject to uncertainties, including risks that:

•	we do not have the ability to control the joint enterprises;

•	the other participants at any time may have economic, business or legal interests or goals that are inconsistent with our goals or those of the joint enterprise;

•	a participant may be unable to meet its economic or other obligations to the joint enterprise, and we may be required to fulfill some or all of those obligations or restrict the business of the affected enterprise; and

•	we also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in these joint enterprises.

15.	We have foreign operations which are subject to foreign regulation and international economic forces, which presents risks to our operating and financing plans.

      We currently own interests in and operate international wireless companies through Nextel International. These international operations are subject to foreign regulation and depend upon foreign economies, which presents additional risks relating to:

•	political, economic and social conditions in the foreign countries where Nextel International conducts operations;

•	currency risks and exchange controls;

•	potential inflation in the applicable foreign economies;

•	the impact of import duties on the cost or prices of infrastructure equipment and handsets;

•	foreign taxation of earnings and payments received by Nextel International from its subsidiaries and affiliates; and

•	regulatory changes affecting the telecommunications industry and wireless communications.

      We cannot be sure that the risks associated with our foreign operations will not adversely affect our operating results or prospects, particularly as these operations expand in scope, scale and significance.

16.	Our commitments to issue additional common stock may impair our ability to raise capital.

      We currently have outstanding commitments in various forms, including warrants, options and convertible securities, to issue a substantial number of new shares of our common stock. An increase in the number of shares of our common stock that will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity securities or convertible securities. Some of the shares subject to issuance commitments are or may be registered with the Securities and Exchange Commission and thus are or may become freely tradable, without regard to the volume limitations of Rule 144 under the Securities Act of 1933.

17.	We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the Federal Communications Commission. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of $3.95 billion as of December 31, 2000.

18.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of statements made in, or incorporated by reference into, this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the above “Risk Factors” section and elsewhere in this annual report on Form 10-K, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of the technology deployed in connection with our Nextel Wireless Web services;

•	market acceptance of our new service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the successful implementation of new technologies deployed in connection with any future third generation or “3G” services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in Nextel International’s reports, filed with the Securities and Exchange Commission.

Item 2.  Properties

      We currently lease our principal executive and administrative offices, which are located at 2001 and 2003 Edmund Halley Drive, in Reston, Virginia. This facility is about 330,000 square feet, and the lease has an initial lease term of 10 years, expiring July 10, 2009, with four five-year renewal options. A summary of our major leased facilities is as follows:

Location	Square feet	Year of Expiration

Reston, Virginia	330,000	2009

Denver, Colorado	248,000	2004 and 2008

Hampton Roads, Virginia	160,000	2009 and 2010

Herndon, Virginia	132,000	2013

McLean, Virginia	129,000	2006

Irvine, California	117,000	2005

Rutherford, New Jersey	116,000	2008

Temple, Texas	109,000	2015

Farmington, Michigan	108,000	2008

      None of the expiration dates for these leases include extensions related to the exercise of renewal options. We also lease smaller office facilities for sales, maintenance and administrative operations in our markets. We have about 240 of these leases in effect at December 31, 2000, generally with terms ranging from 1 to 15 years, not including extensions related to the exercise of renewal options.

      We lease transmitter and receiver sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 2000, we had about 12,700 constructed sites at leased locations in the United States for our digital mobile network. We also own properties and a limited number of transmission towers where management considers it in our best interest.

Item 3.  Legal Proceedings

      Beginning in the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints subsequently were filed with the Equal Employment Opportunity Commission. Those complaints have since been withdrawn. Together with the law firm that represents our current and former employees who have asserted these allegations, we have structured mutually acceptable arrangements for processing and resolving these claims. Substantially all of the claimants have agreed to have their claims addressed exclusively under these arrangements. Based on the specific claim details and our related investigative results to date, we do not believe that the claims that have come to our attention are likely to result in a material liability to us.

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

      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

      The following is information regarding those persons serving as our executive officers as of April 2, 2001. These executive officers were elected to their present positions by action of our board of directors to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

      Timothy M. Donahue. Mr. Donahue is 52 years old and has served as our Chief Executive Officer since July 1999. Mr. Donahue also has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc. including Regional President for the Northeast. Mr. Donahue serves as a of director of Nextel International, Nextel Partners and SpectraSite.

      Morgan E. O’Brien. Mr. O’Brien is 56 years old and has served as Vice Chairman of our board of directors since March 1996. Mr. O’Brien also has been one of our directors since co-founding Nextel in 1987. From 1987 to March 1996, Mr. O’Brien served as Chairman of our board of directors and from 1987 to October 1994, Mr. O’Brien also served as our General Counsel.

      Steven P. Dussek. Mr. Dussek is 44 years old and in March 2000 was appointed as our Executive Vice President and Chief Operating Officer. From July 1999 until March 2000, Mr. Dussek served as our Executive Vice President, Operations and from September 1999 until March 2000 served as Chief Executive Officer of Nextel International. From March until September 1999, Mr. Dussek was President and Chief Operating Officer of Nextel International. From May 1996 to March 1999, Mr. Dussek served in various senior management positions for Nextel. From May 1995 to May 1996, he was Vice President and General Manager of the Northeast Region for the PCS division of AT&T Wireless. Mr. Dussek serves as a director of Nextel International.

      Thomas N. Kelly, Jr. Mr. Kelly is 53 years old, joined us in April 1996 and serves as Executive Vice President, Marketing & Strategic Planning. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for 12 years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

      Barry J. West. Mr. West is 55 years old, joined us in March 1996 and serves as Executive Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom. Mr. West serves as a director of U.S. Wireless Corp.

      John S. Brittain, Jr. Mr. Brittain is 42 years old and since December 2000 has served as our Chief Financial Officer. Since joining us in March 1999, he also has served as Vice President and Treasurer. From 1994 to March 1999, Mr. Brittain was Senior Vice President and Treasurer of Sotheby’s Holdings, Inc., an international art auction and related services firm. Prior to joining Sotheby’s, Mr. Brittain was the Assistant Corporate Treasurer of the Great Atlantic & Pacific Tea Company and was an officer of The Chase Manhattan Bank.

      Leonard J. Kennedy. Mr. Kennedy is 49 years old, joined us in January 2001 and serves as Senior Vice President and General Counsel. From 1995 until joining us, Mr. Kennedy was a member of the law firm Dow, Lohnes & Albertson, specializing in telecommunications law and regulatory policy.

      William G. Arendt. Mr. Arendt is 43 years old and has served as our Vice President and Controller since joining us in May 1997. From June 1996 until joining us, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a personal communications services company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation.

      Steven M. Shindler. Mr. Shindler is 38 years old, and since March 2000 has served as the Chief Executive Officer of Nextel International. From May 1996 until December 2000, Mr. Shindler served as our Executive Vice President and Chief Financial Officer. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group. Mr. Shindler also serves as a director of Nextel International and SpectraSite.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

A.  Market for Common Stock

      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated, as adjusted to reflect our two-for-one common stock split effective June 6, 2000:

	Quarterly Common Stock Price Ranges
	Year Ended December 31,

	2000		1999

Quarter Ended	High	Low	High	Low

March 31	$79.81	$46.28	$19.22	$12.94

June 30	71.31	38.03	25.09	17.31

September 30	72.50	44.19	37.59	23.00

December 31	43.81	23.00	57.53	35.13

B.  Number of Stockholders of Record

      As of March 16, 2001, there were about 3,400 holders of record of our class A common stock. We have the authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of March 16, 2001, there was a single stockholder of record holding all of the 35,660,000 outstanding shares of nonvoting common stock.

C.  Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The indentures governing our public notes and our bank credit agreement and other financing documents prohibit, and are expected to continue to prohibit, us from paying dividends, except in compliance with specified financial covenants. In addition, some of the collateral security mechanisms and related provisions associated with our bank credit agreement limit the amount of cash available to make dividends, loans and cash distributions to us from our subsidiaries that operate our digital mobile network. Provisions in the indentures and loan agreements to which Nextel International is a party also place significant restrictions on our ability to receive cash from Nextel International or any of its subsidiaries. Accordingly, while these restrictions are in place, any profits generated by these subsidiaries will not be available to us for, among other things, payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors that our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future. Under specific limited circumstances, we may be obligated to pay dividends on our class A preferred stock and, after specified dates, will be obligated to pay cash dividends on our series D preferred stock and series E preferred stock. See Part I, “Item 1. Business — I. Agreements with Significant Stockholders — 1. McCaw Interests.”

D.  Recent Sales of Unregistered Securities

      We sold securities that were not registered under the Securities Act of 1933 in the following transaction during the early portion of 2001. On January 26, 2001, we completed the issuance and sale in a private placement of $1.25 billion aggregate principal amount of our 9.5% senior serial redeemable notes due 2011. Goldman, Sachs & Co., Banc of America Securities LLC, Credit Suisse First Boston, Deutsche

Banc Alex. Brown, J.P. Morgan and Morgan Stanley Dean Witter acted as principal placement agents and received about $4 million in fees in connection with the sale of these notes. This transaction was effected pursuant to the exemption from registration provided pursuant to Section 4(2) of the Securities Act and Rule 144A and Regulation S under that act, in reliance upon the representations of the placement agents in the offering described above.

Item 6.  Selected Financial Data

      The table below sets forth selected consolidated financial data for the periods or dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information in this annual report on Form 10-K.

      Change in accounting principle. We adopted the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which became effective in the fourth quarter of 2000. Based upon the new guidance, we changed our revenue recognition method. We now recognize handset sales as operating revenues on a straight-line basis over periods of up to four years, the estimated customer relationship periods. Costs of handset sales are recognized over the same periods in amounts equivalent to the revenues recognized from the handset sales. The direct and incremental handset costs in excess of the revenues generated from handset sales are expensed immediately as these amounts exceed our minimum contractual revenues. Under the prior method of accounting, we recognized revenues from sales and related costs of handsets sold when title passed to the customer.

      We have accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the financial statements of prior years. Additional information regarding this accounting change can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      For all periods presented, we have reclassified revenues from digital handset and accessory sales to operating revenues and the related costs of digital handset and accessory sales to cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

      Other income (expense), net. As more fully discussed in note 4 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, other income (expense), net in 2000 includes a $275 million gain realized from the exchange of our stock in Clearnet Communications, Inc. for stock in TELUS Corporation as a result of the acquisition of Clearnet by TELUS.

      Income tax provision. In 1997, due to operating losses and the change in useful lives of some intangible assets, we increased our valuation allowance for deferred tax assets resulting in a tax provision of $259 million.

      Stock split. The financial information below and elsewhere in this annual report on Form 10-K reflects the effect of a 2-for-1 stock split in the form of a stock dividend paid on June 6, 2000 to stockholders of record as of May 26, 2000.

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in millions, except per share amounts)

STATEMENT OF OPERATIONS DATA:

Operating revenues	$5,714	$3,786	$2,295	$985	$462

Cost of revenues	2,172	1,579	1,218	686	402

Selling, general and administrative	2,278	1,672	1,297	711	305

Depreciation and amortization	1,265	1,004	832	526	401

Operating loss	(1)	(469)	(1,052)	(938)	(646)

Interest expense, net	(849)	(782)	(622)	(378)	(206)

Other income (expense), net	106	(47)	(37)	7	(11)

Income tax benefit (provision)	33	28	192	(259)	307

Loss before extraordinary item	(711)	(1,270)	(1,519)	(1,568)	(556)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	(68)	(133)	(46)	—

Mandatorily redeemable preferred stock dividends	(209)	(192)	(149)	(29)	—

Loss attributable to common stockholders	$(1,024)	$(1,530)	$(1,801)	$(1,643)	$(556)

Loss per share attributable to common stockholders, basic and diluted:

Loss before extraordinary item attributable to common stockholders	$(1.21)	$(2.29)	$(2.99)	$(3.21)	$(1.25)

Extraordinary item	(0.14)	(0.10)	(0.24)	(0.09)	—

	$(1.35)	$(2.39)	$(3.23)	$(3.30)	$(1.25)

Weighted average number of common shares outstanding	756	639	557	498	446

	December 31,

	2000	1999	1998	1997	1996

	(in millions)

BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments, including restricted portion	$4,674	$5,808	$321	$433	$145

Property, plant and equipment, net	8,791	6,152	4,915	3,226	1,804

Intangible assets, net	5,982	4,889	5,183	4,875	4,143

Total assets	22,686	18,410	11,573	9,228	6,472

Long-term debt, capital lease and finance obligations including current portion	14,731	11,503	7,719	5,046	2,785

Mandatorily redeemable preferred stock	1,881	1,770	1,578	529	—

Stockholders’ equity	2,028	2,574	230	1,913	2,809

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See Part I, “Item 1. Business — L. Risk Factors — 18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      Our consolidated financial statements include the accounts of Nextel International and its consolidated subsidiaries. However, additional more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission pursuant to the rules under the Securities Exchange Act of 1934.

      Operating revenues primarily consist of service revenues and revenues generated from the sales of digital handsets and accessories. Service revenues primarily include monthly access charges for digital mobile telephone service and digital two-way radio service, charges for airtime and digital two-way radio usage in excess of plan minutes and long distance charges derived from calls placed by our customers. See “Item 6. Selected Financial Data” for a description of a change in our revenue recognition method related to digital handsets.

      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing wireless service consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the digital handset and accessories, order fulfillment and installation related expenses and write-downs of digital handset and related accessory inventory for shrinkage and obsolescence. We sell digital handsets and accessories at prices below our cost as an incentive for new customers to subscribe to our services and as a retention inducement for existing customers.

      Our operating revenues and the variable component of the cost of digital handset and accessory sales are driven primarily by the number of digital handsets sold or in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

B.  Results of Operations

1.	Year ended December 31, 2000 vs. year ended December 31, 1999

        a.  Operating revenues.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$5,385	94%	$3,662	97%	$1,723	47%

International	330	6%	124	3%	206	166%

Intercompany eliminations	(1)	—	—	—	(1)	NM

Operating revenues	$5,714	100%	$3,786	100%	$1,928	51%

Digital handsets in service at year end for consolidated subsidiaries (in thousands)

Domestic	6,678	—	4,516	—	2,162	48%

International	783	—	279	—	504	181%

NM —  Not Meaningful

     The increase in domestic operating revenues in 2000 consists primarily of a 55% increase in wireless service and other revenues of $1.76 billion to $4.98 billion offset by a net decrease in revenues from digital handset and accessory sales of $35 million to $405 million. As a result of the adoption of SAB No. 101, we changed our revenue recognition method for digital handset sales effective January 1, 2000. The adoption of SAB No. 101 resulted in a $40 million reduction to revenues from digital handset and accessory sales in 2000. Had we adopted SAB No. 101 effective January 1, 1999, revenues from domestic digital handset and accessory sales in 2000 would have increased by $87 million or 27%. We continue to sell digital handsets at prices below our cost to attract new customers and as a retention inducement for existing customers. Additionally, as competition has intensified, the prices at which we sell digital handsets to our new and existing customers have declined. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in number of digital handsets sold. We expect this trend to continue during the early part of 2001. However, for the remainder of 2001, this effect may be mitigated as we introduce more feature rich and higher priced handsets, which may allow us to limit the level of subsidy required to attract and retain customers in our targeted segments.

      Domestic service revenues increased in 2000 principally as a result of a 48% increase in domestic digital handsets in service. Average monthly revenue per domestic digital handset grew slightly from about $73 during 1999 to about $74 during 2000. Total system minutes of use grew 75% in 2000, principally due to the larger number of handsets in service during 2000 as compared to 1999. Additionally, average monthly minutes of use per subscriber increased 13% in 2000 to about 470 minutes, which we attribute to increased phone usage primarily driven by the introduction of pricing plans designed to provide additional value to our customers. These new pricing plans, developed in part to meet competitive demands, generally provide lower per-minute rates made available in conjunction with fixed-rate service plans. These plans typically include a fixed amount of interconnect minutes combined with unlimited digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price. The growth in digital handsets in service is the result of a number of factors, principally:

•	declining digital handset prices, reflecting both reductions in our costs of acquiring handsets and increases in our subsidization of the resale prices of our handsets, including through two-for-one promotions;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	expanded network coverage and capacity;

•	differentiated products and services, including Nextel Direct Connect;

•	the increased number of indirect distributors;

•	increased advertising and marketing campaigns; and

•	increased sales force and marketing staff.

      Our average monthly revenue per digital handset may decrease in the future if our customers migrate to lower priced service offering packages or if competitive pressures require us to:

•	further restructure our digital service offering packages to offer more value;

•	reduce our digital service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or packages that may be offered by providers launching their service, or particular new product or service offerings, in a particular market.

      Operating revenues for our international operations increased in 2000 primarily as a result of a 165% increase in the number of digital handsets in service in Nextel International’s Latin American markets. The implementation of calling party pay programs and the launch of new services, such as international roaming and digital mobile telephone service, in some Latin American markets in 2000 also contributed to the increase. Had we adopted SAB No. 101 effective January 1, 1999, international operating revenues in 2000 would have increased by $213 million or 182% as compared to 1999.

       b.  Cost of revenues.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$1,991	35%	$1,483	39%	$508	34%

International	182	3%	96	3%	86	90%

Intercompany eliminations	(1)	—	—	—	(1)	NM

Cost of revenues	$2,172	38%	$1,579	42%	$593	38%

NM — Not Meaningful

     The increase in cost of revenues for our domestic operations in 2000 consists of a 46% increase in cost of providing wireless services of $300 million to $956 million and an increase in cost of digital handset and accessory sales of $208 million to $1.03 billion. Cost of digital handset and accessory sales increased due to the increase in the number of digital handsets sold to new and existing customers, offset, in part, by a decrease in the average cost we paid for the digital handsets sold and by the deferral of $40 million of digital handset costs attributable to the adoption of SAB No. 101 in 2000. Had SAB No. 101 been implemented effective January 1, 1999, the domestic cost of digital handset and accessory sales would have increased by $330 million or 47%.

      Domestic cost of service revenues increased in 2000 primarily as a result of variable costs related to interconnect fees on higher minutes of use and increased site ground lease and utility costs that we incurred. These costs increased due to an increase of about 44% in transmitter and receiver sites and related equipment and an increase of about 63% in the number of switches we placed in service during 2000.

      The increase in international cost of revenues in 2000 consists of an increase in cost of providing wireless services of $40 million or 96% and an increase in cost of digital handset and accessory sales of $46 million or 84%. Had SAB No. 101 been implemented effective January 1, 1999, the cost of digital handset and accessory sales in our international operations would have increased by $53 million or 112%. The increase in the cost of providing international wireless service is primarily attributable to:

•	an increase in variable costs related to interconnect fees on higher minutes of use; and

•	an increase in site ground lease and utility expenses incurred due to an increase of about 92% in the number of transmitter and receiver sites placed in service in Nextel International’s markets during 2000.

      The increase in international cost of digital handset and accessory sales in 2000 is primarily due to the increase in the number of digital handsets sold partially offset by the deferral of $21 million of digital handset costs attributable to the adoption of SAB No. 101 in 2000.

      We expect the amount of cost of revenues to increase as we place more switches and sites into service, as customer usage of the digital mobile network increases and as we sell more digital handsets and accessories to new customers and provide retention inducements to existing customers.

       c.  Selling, general and administrative expenses.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Selling, general and administrative	$2,278	40%	$1,672	44%	$606	36%

Domestic	$1,003	18%	$756	20%	$247	33%

International	143	2%	77	2%	66	86%

Selling and marketing	$1,146	20%	$833	22%	$313	38%

Domestic	$996	18%	$725	19%	$271	37%

International	138	2%	114	3%	24	21%

Intercompany eliminations	(2)	—	—	—	(2)	NM

General and administrative	$1,132	20%	$839	22%	$293	35%

NM — Not Meaningful

     The increase in domestic selling and marketing expenses in 2000 primarily reflects increased costs incurred in connection with higher consolidated sales of digital handsets including:

•	$125 million, or a 38% increase in commissions and residuals earned by indirect dealers and distributors as a result of increased digital handset sales through, and increased reliance on, indirect dealers and distributors in 2000;

•	$57 million, or a 23% increase in sales and marketing payroll and related expenses including increased commissions for our direct sales force;

•	$41 million, or a 28% increase in advertising expenses, due to aggressive marketing campaigns directed at growing our customer base; and

•	a $24 million increase in other general marketing expenses.

      The increase in international selling and marketing expenses in 2000 is primarily attributable to increased direct sales labor costs attributable to a larger direct sales force, increased commissions attributable to higher levels of digital handset sales and increased advertising costs throughout all Latin American markets.

      Domestic general and administrative expenses increased in 2000 primarily as a result of activities to support a larger customer base, specifically:

•	$132 million, or a 58% increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fourth customer care center which became fully operational in 2000;

•	$95 million, or a 25% increase in personnel, facilities and general corporate expenses primarily reflecting increased staffing for information technology and other administrative activities; and

•	$44 million, or a 37% increase in bad debt expense.

      International general and administrative expenses increased in 2000 primarily due to a $41 million increase in general corporate expenses including payroll and related expenses for collection and customer care activities to support a growing customer base, and facilities and information technology related costs to support the growth of operations. This increase was offset by a $17 million reduction in bad debt expense due to Nextel International’s increased focus on credit and collection activities.

      The aggregate amount of selling, general and administrative expenses is expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	increasing commission and residual payments owed to indirect dealers and distributors as we sell more digital handsets through these channels;

•	increasing costs as a result of opening and operating additional customer care centers;

•	increasing sales, marketing and administrative support staffing, including costs associated with employee turnover;

•	increasing costs associated with the implementation of our new billing system for domestic operations;

•	continuing aggressive marketing and advertising campaigns in response to increasing competition for wireless subscribers; and

•	increasing costs associated with customer retention activities.

       d.  Segment earnings (losses).

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Domestic earnings	$1,395	24%	$698	18%	$697	100%

International losses	(133)	(2)%	(163)	(4)%	30	18%

Intercompany eliminations	2	—	—	—	2	NM

Segment earnings (losses)	$1,264	22%	$535	14%	$729	136%

NM — Not Meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets, and all of our segment earnings, pertain to our domestic operations. In 2000, domestic segment earnings improved significantly and increased as a percentage of consolidated operating revenues. This improvement is primarily due to a 47% increase in domestic operating revenues, which has exceeded the 35% increase in domestic operating expenses. In 2000, our increasing customer base generated higher operating revenues resulting in lower operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage.

      International segment losses improved slightly in 2000, primarily due to the decrease in bad debt expense and increasing revenues from growth in digital handset sales. We expect international segment losses to continue while we are building out our digital mobile networks and expanding our presence in international markets.

       e.  Depreciation and amortization.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation	$1,063	19%	$791	21%	$272	34%

Amortization	202	3%	213	6%	(11)	(5)%

Depreciation and amortization	$1,265	22%	$1,004	27%	$261	26%

      Depreciation and amortization increased in 2000 primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional transmitter and receiver sites and switches in both existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. During 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. These changes in estimates resulted in additional depreciation expense of $69 million during 2000. We will continue to evaluate the useful lives of our assets in light of technology advances and the development of new services. We expect the amount of depreciation to continue to increase as we place additional transmitter and receiver sites and switches into service.

      Amortization decreased $27 million in 2000 as some of our domestic intangible assets were fully amortized in 1999. This decrease was offset by a $16 million increase in amortization attributable to international acquisition activities during 2000. We expect the amount of amortization to increase as we acquire, place into service and continue to amortize intangible assets, such as licenses and customer lists.

       f.  Interest expense, interest income and other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)

Interest expense	$1,245	22%	$878	23%	$367	42%

Interest income	396	7%	96	3%	300	313%

Realized gain on exchange of investment	275	5%	—	—	275	NM

Equity in losses of unconsolidated affiliates	152	3%	73	2%	79	108%

Foreign currency transaction losses	25	—	61	2%	(36)	(59)%

Other income, net	8	—	87	2%	(79)	(91)%

Income tax benefit	33	1%	28	1%	5	18%

Extraordinary loss	104	2%	68	2%	36	53%

Loss attributable to common stockholders	1,024	18%	1,530	40%	(506)	(33)%

NM — Not Meaningful

     The increase in interest expense in 2000 resulted from the issuance of our senior notes in November 1999 and in 2000, as well as a higher average level of outstanding borrowings and higher weighted average interest rates under our bank and vendor credit facilities. This increase was partially offset by a decrease in the weighted average interest rate on our senior notes outstanding during 2000.

      The increase in interest income in 2000 is primarily due to income recognized on the investment of:

•	the net proceeds we received in November 1999 from the public offering of our class A common stock and the issuance of our 9.375% senior serial redeemable notes due 2009;

•	the net proceeds we received in January 2000 and by Nextel International in August 2000 from the issuance of senior notes; and

•	the additional borrowings under our domestic bank credit facility in the first half of 2000 and the related investment of these borrowed amounts pending our use of them.

      The realized gain on exchange of investment resulted from the exchange of our stock in Clearnet for stock in TELUS as a result of the acquisition of Clearnet by TELUS in October 2000.

      The increase in 2000 in equity in losses of unconsolidated affiliates is due primarily to increased losses attributable to our equity method investment in Nextel Partners, Inc.

      The foreign currency transaction loss in 2000 is due primarily to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar during the fourth quarter of 2000, which has continued in early 2001 with respect to the Brazilian real. The 1999 foreign currency transaction loss is primarily due to the devaluation of the Brazilian real relative to the U.S. dollar during the early part of 1999.

      The decrease in 2000 in other income, net primarily relates to the $70 million gain recognized in 1999 on the sale of our interest in a joint venture.

      The extraordinary loss in 2000 and 1999 relates to the early retirement of some of our senior notes during the first quarter of 2000 and the fourth quarter of 1999. The increase in the loss is due to the increase in the amount of debt we retired in 2000 over 1999.

2.	Year ended December 31, 1999 vs. year ended December 31, 1998

        a.  Operating revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$3,662	97%	$2,228	97%	$1,434	64%

International	124	3%	67	3%	57	85%

Operating revenues	$3,786	100%	$2,295	100%	$1,491	65%

Digital handsets in service at year end for consolidated subsidiaries (in thousands)

Domestic	4,516	—	2,790	—	1,726	62%

International	279	—	101	—	178	176%

      The increase in domestic operating revenues in 1999 consisted of a 79% increase in wireless service and other revenues of $1.42 billion to $3.22 billion and a 4% increase in revenues from digital handset and accessory sales of $17 million to $440 million. Domestic service revenues increased in 1999 principally as a result of a 62% increase in domestic digital handsets in service. We experienced a 94% increase in system minutes of use in 1999, along with an increase in the average monthly revenue per digital handset from about $69 during 1998 to about $73 during 1999. These factors contributed to domestic wireless service revenues growing at a faster pace than digital handset growth during 1999.

      We continued selling digital handsets at prices below our cost to attract customers. As competition has intensified, our digital handset prices have declined. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in number of digital handsets sold. The growth in digital handsets in service was the result of a number of factors, principally:

•	expanded network coverage and capacity;

•	differentiated products and services including Nextel Direct Connect;

•	the increased number of indirect distribution channels;

•	increased consumer awareness and acceptance of wireless communications;

•	pricing plans targeted at particular market segments; and

•	increased sales force and marketing staff.

      International operating revenues increased in 1999 primarily as a result of a 174% increase in digital handsets in service for international consolidated entities, offset by the effect of the Brazilian real devaluation in 1999. The increase in digital handsets in service reflected the launch of digital wireless communications services in major markets in Brazil, Argentina and Mexico in the second half of 1998 and Peru in the second quarter of 1999.

        b.  Cost of revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$1,483	39%	$1,161	51%	$322	28%

International	96	3%	57	2%	39	68%

Cost of revenues	$1,579	42%	$1,218	53%	$361	30%

      The increase in cost of revenues in 1999 for our domestic operations consisted of an increase in cost of providing wireless services of $160 million or 32% and an increase in cost of digital handset and accessory sales of $162 million or 24%. Domestic cost of service revenues increased in 1999 primarily as a result of a 53% increase in the number of switches and a 44% increase in transmitter and receiver sites and related equipment we placed in service during 1999, as well as increases in airtime usage. Increased airtime usage resulted primarily from increased digital handsets in service and increased average system minutes of use per customer. Cost of digital handset and accessory sales increased in 1999 due to the increase in the number of digital handsets sold, offset, in part, by a decrease in the average cost we paid for the digital handsets sold.

      The increase in the international cost of revenues in 1999 was attributable primarily to the increase in the number of transmitter and receiver sites and switches placed in service during 1999, as well as increases in international expenses associated with increased airtime usage resulting from additional digital handsets sold and in service.

        c.  Selling, general and administrative expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Selling and marketing	$833	22%	$700	31%	$133	19%

General and administrative	839	22%	597	26%	242	41%

Selling, general and administrative	$1,672	44%	$1,297	57%	$375	29%

      The increase in selling, general and administrative expenses in 1999 consisted of an increase in domestic expenses of $316 million and an increase in international expenses of $59 million.

      The increase in selling and marketing expenses in 1999 primarily reflected increased costs incurred in connection with higher consolidated sales of digital handsets including:

•	$111 million of increased domestic commission and residual payments owed to indirect dealers and distributors as a result of increased digital handset sales through indirect distribution channels; and

•	$22 million of increased advertising and marketing expenses from international operations due to aggressive marketing campaigns directed at growing the customer base and increasing customer awareness of digital services primarily in major markets launched in 1998, as well as an increase in the size of the international sales force to support this growth.

      The increase in general and administrative expenses in 1999 was primarily attributable to the following:

•	$76 million of increased domestic expenses related to billing, collection and customer care activities as a result of a larger customer base;

•	$85 million of increased domestic personnel, facilities and general corporate expenses primarily reflecting increased staffing for back-office activities required to serve the larger customer base;

•	$44 million of increased domestic bad debt expense due to the larger customer base; and

•	$37 million of increased international general and administrative expenses incurred to support the growth in our international markets, including a $26 million increase in bad debt expense resulting from a concerted program initiated in the first quarter of 1999 to enhance credit policies and aggressively review and take action on past due receivables. Following the institution of these initiatives, bad debt expense decreased $13 million from $23 million for the first half of 1999 to $10 million for the second half of 1999.

        d.  Segment earnings (losses).

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Domestic earnings (losses)	$698	18%	$(99)	(5)%	$797	NM

International losses	(163)	(4)%	(121)	(5)%	(42)	(35)%

Segment earnings (losses)	$535	14%	$(220)	(10)%	$755	NM

NM — Not meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Based on the stage of development of each of our reportable segments, most of our operating revenues and identifiable assets and all of our segment earnings pertain to our domestic operations. Domestic segment earnings improved significantly in 1999 due to an increasing customer base, driving increasing operating revenues, and decreasing operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in system usage.

        e.  Depreciation and amortization.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation	$791	21%	$627	27%	$164	26%

Amortization	213	6%	205	9%	8	4%

Depreciation and amortization	$1,004	27%	$832	36%	$172	21%

      Depreciation and amortization increased in 1999 primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional transmitter and receiver sites and switches in existing domestic and in existing and new international markets launched in the second half of 1998. The transmitter and receiver sites and switches were placed into service primarily to enhance the coverage and capacity of our digital mobile network in our domestic and international markets. System assets relating to the development and expansion of the digital mobile networks, both domestically and internationally, represent the largest portion of capital expenditures during the periods. Depreciation begins when system assets are placed into service in the relevant markets.

        f.  Interest expense, interest income and other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in millions)

Interest expense	$878	23%	$656	29%	$222	34%

Interest income	96	3%	34	1%	62	182%

Equity in losses of unconsolidated affiliates	73	2%	12	1%	61	NM

Foreign currency transaction (losses) gains	(61)	(2)%	10	—	(71)	NM

Realized gain on sale of investment	70	2%	—	—	70	NM

Other income (expense), net	17	—	(35)	(2)%	52	149%

Income tax benefit	28	1%	192	8%	(164)	(85)%

Extraordinary loss	68	2%	133	6%	(65)	(49)%

Loss attributable to common stockholders	1,530	40%	1,801	78%	(271)	(15)%

NM — Not Meaningful

     The increase in interest expense in 1999 resulted from the issuance of our senior notes during November 1998, June 1999 and November 1999, as well as a higher average level of outstanding borrowings under our domestic bank credit facility and Nextel International’s bank and vendor credit facilities.

      The increase in interest income in 1999 is primarily due to income recognized on the investment of the net proceeds received in November 1999 from the public offering of our class A common stock and the issuance of our 9.375% senior serial redeemable notes due 2009.

      The increase in equity in losses of unconsolidated affiliates in 1999 is primarily due to our equity method investment in Nextel Partners and increased losses in our Philippine and Japanese affiliates. The increase in the foreign currency transaction losses is due primarily to the devaluation of the Brazilian real relative to the U.S. dollar during 1999. A $70 million gain was recognized in 1999 on the sale of our 50% ownership interest in a joint venture.

      We recorded an income tax benefit of $28 million in 1999, reflecting an effective tax rate of about 2%, compared to $192 million in 1998, reflecting an effective tax rate of about 11%. The change in the effective tax rate primarily resulted from a change in the tax law in 1998 which extended the net operating loss carryforward period from 15 to 20 years for losses generated in or after 1998. Therefore, in 1998, more income tax benefit was recorded reflecting the increase in the net operating loss carryforward period. In certain circumstances, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” limits the recognition of income tax benefits for net operating losses to the amount of deferred tax liabilities that are expected to reverse within the statutory carryforward period. We increased the valuation allowance related to net operating losses by $448 million in 1999 and $487 million in 1998 since a significant portion of our deferred tax liabilities will reverse after existing net operating losses expire. The financial statement limitation on the recognition of income tax benefits for net operating losses will not have an impact on our ability to use our net operating losses for income tax purposes.

      The extraordinary loss in 1999 and 1998 relates to the early retirement of some of our senior notes during the fourth quarter of 1999 and the second quarter of 1998. The decrease in the loss is due to the decrease in the amount of debt we retired in 1999 as compared to 1998.

C.  Liquidity and Capital Resources

      We had losses attributable to common stockholders of $1.02 billion for 2000 and $1.53 billion for 1999. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. Net cash provided by operating activities of $800 million during 2000 improved by $476 million compared to net cash provided by operating activities of $324 million during 1999. This improvement in net cash provided by operating activities is primarily attributable to domestic operations and reflects increasing operating revenues and improved domestic financial performance resulting from the growth in our customer base.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities of $5.69 billion during 2000 increased $2.8 billion as compared to $2.89 billion in 1999 primarily due to the $1.57 billion increase in cash paid for capital expenditures and $1.22 billion increase in cash paid for acquisitions and purchases of licenses. Cash payments for capital expenditures totaled $3.52 billion during 2000 and $1.95 billion during 1999, including $369 million during 2000 and $145 million during 1999 for international operations. Cash paid for capital expenditures in 2000 increased by 81% as compared to 1999. This increase was primarily driven by a 63% increase in the number of switches placed in service and a 44% increase in the number of transmitter and receiver sites and related equipment placed in service. The increase in our customer base has placed increasing demands on our digital mobile network. As a result, we incurred additional capital expenditures in 2000 to enhance our existing infrastructure to improve the capacity and quality of our digital mobile network. We also increased our build activities in 2000 to accommodate anticipated future increases in our customer base and in system usage. Cash payments for acquisitions and license purchases during 2000 consisted primarily of $556 million for licenses purchased in FCC auctions, $386 million for international acquisitions and investments, $263 million in other license purchases and $116 million for escrow deposits for future domestic acquisitions and license purchases.

      Net cash provided by financing activities of $2.8 billion during 2000 consisted primarily of $1.79 billion in gross proceeds from the issuance of debt securities and $1.85 billion in proceeds from borrowings under our domestic bank credit facility, partially offset by $1.21 billion used for the retirement of debt securities.

      In January 2001, we raised $1.245 billion in net proceeds from the private placement of our 9.5% senior serial redeemable notes due 2011.

D.  Future Capital Needs and Resources

      We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized both domestically and internationally for:

•	capital expenditures for the expansion and enhancement of the digital mobile networks;

•	operating expenses relating to our digital mobile networks;

•	potential acquisitions, including any negotiated acquisitions, of spectrum from third parties and any future governmental auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

      We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 2001, as we build out, expand and enhance our digital mobile networks. See Part I, “Item 1. Business — L. Risk Factors —

18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      During the first quarter of 2001, our domestic operations have begun to feel the impact of a slowing economy, resulting in reduced sales to our business customers, and we are incurring higher operating costs in our business. As a result, we expect decreased operating cash flow from our domestic business in the first quarter of 2001 as compared to the fourth quarter of 2000. To offset these factors, we are taking various actions to reduce costs and increase profitability. However, we cannot be sure that our actions will be successful in controlling costs to the degree required to achieve our desired level of operating cash flow in 2001.

      As of December 31, 2000, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $3.5 billion in term loans that mature over a period from December 31, 2007 to December 31, 2008, as well as a $1.0 billion term loan borrowed in March 2000, maturing March 31, 2009. At December 31, 2000, we had borrowed the entire $4.5 billion of term loans available under our bank credit facility. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or the London Interbank Offered Rate, or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of December 31, 2000, under our bank credit agreement, as then in effect, we were able to access the entire $6.0 billion available in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of applicable issues of preferred stock.

      Currently, we expect to maintain a level of domestic capital expenditures during 2001 comparable to our domestic capital expenditures for 2000. Our capital spending is expected to be driven by several factors, including:

•	the contemplated expansion and enhancement of digital mobile network coverage around most major domestic market areas;

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic core market coverage areas; and

•	the potential enhancement of our digital mobile network employing contemplated “third generation” or “3G” technology.

      In March 2001, due to market conditions, Nextel International announced its decision to discontinue its initial public offering at that time and withdrew its registration statement. As a result, Nextel International is currently in the process of reviewing its 2001 business plans. Nextel International will require a significant amount of capital to fund its operations and any planned network build-out for at least the next several years. We provided Nextel International with significant financial support during 2000. In addition, we have committed to provide Nextel International with an aggregate of $750 million in additional funding, comprised of $500 million of additional equity in the form of an investment in additional shares of its series A exchangeable redeemable preferred stock and a $250 million loan secured by certain of their assets. Nextel International is also reviewing various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets. However, Nextel International may not be able to obtain any such funds from those other sources on satisfactory terms, if at all.

      If Nextel International is unable to raise additional funds or obtain funds from other sources on acceptable terms and in a timely manner, Nextel International may be required to conserve its available cash for use in funding its existing business activities, by slowing enhancement and expansion of its digital mobile networks and minimizing or eliminating certain expenditures. Although we have no legal obligation to make any equity investments in, or otherwise advance funds to, Nextel International, to the extent Nextel International is unable to obtain necessary funding from other sources, we may supply Nextel International with additional funds, including the commitments outlined above. Any funding that we elect to provide to Nextel International will reduce the amount of funding available for our domestic operations.

      Based on available cash resources and the anticipated cash needs of our domestic and international operations for capital expenditures and acquisitions and the combined anticipated operating cash flow of our domestic and international wireless businesses, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2001. See Part I, “Item 1. Business — L. Risk Factors — 18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” In making this assessment, we have considered:

•	consolidated cash, cash equivalents and short-term investments on hand as of December 31, 2000 of $4.67 billion;

•	the availability of $1.5 billion of incremental funding over the amounts outstanding as of December 31, 2000 under our domestic bank credit facility;

•	the net proceeds of $1.245 billion from the January 2001 private placement of our 9.5% senior serial notes due 2011;

•	the anticipated level of domestic capital expenditures;

•	domestic and international debt service requirements; and

•	our participation in supplying a substantial portion of the funding expected to be required for Nextel International’s operations during 2001.

      If our or Nextel International’s business plans change, or if economic conditions in any of our combined markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated in 2001, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the domestic or international mobile wireless businesses conducted by us or Nextel International, the anticipated cash needs of those businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, our conclusion that we will be able to fully fund both our domestic and international operations through 2001 does not take into account the impact of our participation in any auctions for the purchase of licenses other than those already concluded or any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us or Nextel International. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us or Nextel International to raise additional equity and debt funding to meet those needs.

      The availability of borrowings under our domestic bank credit facility is subject to certain conditions and limitations, and we cannot be sure that those conditions will continue to be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to leverage, which become more stringent over time. In March 2001, we amended our $6.0 billion domestic bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during

2001. As of December 31, 2000, $4.5 billion was outstanding under this facility leaving $1.5 billion of additional availability, and we were in full compliance with all financial covenants under this facility as in effect on that date.

      In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that we cannot presently predict with certainty, for example:

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

E.  Effect of Inflation and Foreign Currency Exchange

      Inflation is not a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

      The net assets of the subsidiaries of Nextel International are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, the long-term debt of Nextel International and its subsidiaries is almost entirely in U.S. dollar denominated form, which also exposes such entities to foreign currency exchange risks. Certain subsidiaries conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Nextel International will seek to protect its earnings from inflation and possible currency devaluation by trying to periodically adjust the local currency prices charged by the relevant subsidiary for sales of handsets and services to its customers. However, Nextel International may not be able to offset the devaluation of a foreign currency against the U.S. dollar by a corresponding price increase. While it routinely assesses its foreign currency exposure, Nextel International has not entered into any hedging transactions.

F.  Effect of New Accounting Standards

      1.  Statement of Financial Accounting Standard No. 133

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we applied SFAS No. 133 to all derivative instruments, and with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998.

      Currently, we hedge the cash flows on some of our long-term debt using interest rate swaps. These instruments are used to achieve a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      As of December 31, 2000 and 1999, under accounting principles generally accepted in the United States, our interest rate swaps were not recorded on the balance sheet at fair value and the net quarterly cash settlements were recognized as either an increase in or reduction to interest expense. Some of our interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Upon adoption of SFAS No. 133 on January 1, 2001, we recorded a transition adjustment of $20 million to increase the liabilities related to our interest rate swaps to their fair value of $65 million. This transition adjustment is reflected in other comprehensive loss as the cumulative effect of a change in accounting principle in 2001, and will be reclassified into earnings over the lives of the respective interest rate swaps. After adoption, SFAS No. 133 requires the changes in the fair values of those interest rate swaps that do not qualify for hedge accounting to be recognized in our statement of operations in the period of the change. For our interest rate swap that does qualify for cash flow hedge accounting, the effective portion of the change in its fair value will be reported as other comprehensive income (loss) and will be reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of the change in the fair value of this interest rate swap will be recognized in our statement of operations in the period of the change.

      2.  Emerging Issues Task Force Issue No. 00-14

      In May 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the second quarter of 2001. Based on our analysis to date, we do not believe that the implementation of this consensus will have a material impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      We primarily use mandatorily redeemable preferred stock, senior notes and bank and vendor credit facilities to finance our obligations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR, the U.S. prime rate, Eurodollar Rate and Adjusted Base Rate, or ABR, which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use off-balance sheet derivative financial instruments, including interest rate swap agreements, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet instruments and thus do not constitute speculative or leveraged positions independent of these exposures.

      Nextel International’s revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real, Mexican peso and Philippine peso, expose us to foreign currency exchange risks.

      As of December 31, 2000, we held $2.06 billion of debt securities in the form of commercial paper and corporate bonds as short-term investments. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      At December 31, 2000, we had investments in the common stock of publicly traded companies, which had an aggregate fair value of $542 million as of December 31, 2000. These investments are reported at their market value in our financial statements. Negative fluctuations in the stock prices of these companies expose us to equity price risks. A 10% decline in their stock price would result in a $54 million decrease in the fair value of our investments in these public companies.

      The information below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2000 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our mandatorily redeemable preferred stock, senior notes, bank and vendor credit facilities and capital lease and finance obligations in effect at December 31, 2000. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “D. Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for mandatorily redeemable preferred stock and senior notes;

•	carrying value for the bank and vendor credit facilities at December 31, 2000 as interest rates are reset periodically;

•	estimates for the capital lease and finance obligations based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap agreements.

      Notes 4, 6, 7 and 10 to the consolidated financial statements contain descriptions of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate risk management agreements and mandatorily redeemable preferred stock and should be read in conjunction with the following table. A description of significant changes in outstanding amounts of senior notes, available bank borrowings, capital lease and finance obligations and interest rate swaps that occurred in 2000 is included in notes 4, 6 and 7 to the consolidated financial statements.

	Year of Maturity
								Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations

Fixed Rate	$69	$76	$84	$84	$72	$12,774	$13,159	$10,039

Average Interest Rate	9%	9%	9%	9%	9%	9%	9%

Variable Rate	$33	$121	$417	$419	$507	$3,526	$5,023	$5,023

Average Interest Rate	12%	11%	11%	10%	10%	10%	10%
Interest Rate Swaps

Variable to Fixed(1)	$—	$—	$—	$—	$—	$570	$570	$(60)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	7%	7%

Variable to Variable	$100	$—	$400	$—	$—	$—	$500	$(5)

Average Pay Rate	6%	—	7%	—	—	—	7%

Average Receive Rate	7%	—	7%	—	—	—	7%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	$1	$—	$—	$—	$—	$2,332	$2,333	$1,521

Average Interest Rate	14%	—	—	—	—	13%	13%

Variable Rate	$33	$74	$219	$94	$75	$28	$523	$523

Average Interest Rate	12%	12%	12%	12%	12%	12%	12%

(1)	This interest rate swap requires a cash settlement in October 2003.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the information set forth under the caption “Election of Directors” in our proxy statement relating to our 2001 annual meeting of stockholders, which is scheduled to be filed with the Securities and Exchange Commission in definitive form on or before April 18, 2001. Information regarding our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2001 annual meeting of stockholders.

Item 11.  Executive Compensation

      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” in our proxy statement relating to our 2001 annual meeting of stockholders, which is scheduled to be filed with the Securities and Exchange Commission in definitive form on or before April 18, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is incorporated by reference to the caption “Securities Ownership of Certain Beneficial Owners and Management” in our proxy statement relating to our 2001 annual meeting of stockholders, which is scheduled to be filed with the Securities and Exchange Commission in definitive form on or before April 18, 2001.

Item 13.  Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference to the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2001 annual meeting of stockholders, which is scheduled to be filed with the Securities and Exchange Commission in definitive form on or before April 18, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	The following Financial Statements are included beginning on page F-1 of this annual report on Form 10-K:

(2)	The following Financial Statement Schedules are submitted with this annual report on Form 10-K and are included in Item 14(d) below. Schedules other than those listed below are omitted because they are either not required or not applicable.

Schedule I	F-41

Schedule II	F-45

(3)	List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

      (b)  Reports on Form 8-K:

(1)	Current Report on Form 8-K dated and filed with the Commission on October 5, 2000, reporting under Item 5 specified preliminary third quarter results and other data.

(2)	Current Report on Form 8-K dated and filed with the Commission on October 26, 2000, reporting under Item 5 our third quarter results and other data.

      (c)  Exhibits listed above in Item 14(a)(3) are included herein.

(d)	Financial Statement Schedules listed above in Item 14(a)(2) are included in this item.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ JOHN S. BRITTAIN, JR.

April 2, 2001

John S. Brittain, Jr.
Chief Financial Officer, Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board of Directors	April 2, 2001
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	April 2, 2001
/s/ JOHN S. BRITTAIN, JR. John S. Brittain, Jr.	Chief Financial Officer, Vice President and Treasurer (principal financial officer)	April 2, 2001
/s/ WILLIAM G. ARENDT William G. Arendt	Vice President and Controller (principal accounting officer)	April 2, 2001
/s/ MORGAN E. O’BRIEN Morgan E. O’Brien	Vice Chairman of the Board	April 2, 2001
/s/ DANIEL F. AKERSON Daniel F. Akerson	Director	April 2, 2001
/s/ KEITH J. BANE Keith J. Bane	Director	April 2, 2001
/s/ CRAIG O. MCCAW Craig O. McCaw	Director	April 2, 2001
/s/ JANET HILL Janet Hill	Director	April 2, 2001
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	April 2, 2001
/s/ FRANK M. DRENDEL Frank M. Drendel	Director	April 2, 2001

Exhibit Index

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by Nextel Communications, Inc., file no. 0-19656, unless otherwise indicated.

Exhibit
Number

3.1.1	Restated Certificate of Incorporation of Nextel (filed June 1, 2000 as Exhibit 3.1 to Nextel’s post-effective amendment no. 2 to registration statement no. 33-1290 on Form S-4 and incorporated herein by reference).
3.1.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Series D Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed July 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K dated July 21, 1997 and incorporated herein by reference).
3.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed February 12, 1998 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
3.1.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed February 10, 1999 as Exhibit 4.16 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Nextel (filed July 31, 1995 as Exhibit 4.2 to Nextel’s post-effective amendment no. 1 on Form S-8 to registration statement no. 33-91716 on Form S-4 and incorporated herein by reference).
4.1	Indenture dated March 6, 1997 between Nextel International and The Bank of New York, as Trustee, relating to Nextel International’s 13.0% Senior Discount Notes due 2007 (filed March 31, 1997 as Exhibit 4.24 to Nextel’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).
4.2	Warrant Agreement dated March 6, 1997, between Nextel International and The Bank of New York (filed March 31, 1997 as Exhibit 4.26 to the 1996 Form 10-K and incorporated herein by reference).
4.3	Indenture dated September 17, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 10.65% Senior Redeemable Discount Notes due 2007 (filed September 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.4	Indenture dated October 22, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.75% Senior Serial Redeemable Discount Notes due 2007 (filed October 23, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.5	Indenture dated February 11, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.95% Senior Serial Redeemable Discount Notes due 2008 (filed February 12, 1998 as Exhibit 4.2 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.6	Indenture dated November 4, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 12.0% Senior Serial Redeemable Notes due 2008 (filed February 10, 1999 as Exhibit 4.13.1 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).

Exhibit
Number

4.7	Indenture dated March 12, 1998 between Nextel International and The Bank of New York, as Trustee, relating to Nextel International’s 12.125% Senior Serial Redeemable Discount Notes due 2008 (filed May 14, 1998 as Exhibit 4.1 to Nextel International’s quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
4.8	Indenture dated June 16, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 4.75% Convertible Senior Redeemable Notes due 2007 (filed June 23, 1999 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9	Indenture dated November 12, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.375% Senior Serial Redeemable Notes due 2009 (filed November 15, 1999 as Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the “1999 Third Quarter 10-Q”) and incorporated herein by reference).
4.10	Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed January 26, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.11	Indenture dated August 1, 2000 between Nextel International and The Bank of New York, as Trustee, relating to Nextel International’s 12.75% Senior Serial Redeemable Notes due 2010 (filed August 2, 2000 as Exhibit 4.1 to Nextel International’s current report on Form 8-K dated August 1, 2000 and incorporated herein by reference).
4.12.1	Indenture dated January 26, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K incorporated herein by reference)
4.12.2	Registration Rights Agreement dated January 26, 2001 between Nextel and Goldman Sachs & Co. relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.2 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.13.1	Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed November 15, 1999 as Exhibit 4.3 to the 1999 Third Quarter 10-Q and incorporated herein by reference).
4.13.2	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed March 15, 2000 as Exhibit 4.1 to the current report on Form 8-K and incorporated herein by reference).
4.13.3	Amendment no. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed May 5, 2000 as Exhibit 4.1 to the current report on Form 8-K and incorporated herein by reference).
4.13.4	Amendment no. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent.

Exhibit
Number

10.1.1*	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to the registration statement no. 33-43415 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by reference).
10.1.2*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.48 to the S-1 Registration Statement and incorporated herein by reference).
10.1.3*	Amendment dated August 4, 1994 to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement between Nextel and Motorola dated November 1, 1991, as amended, and to the Letter Agreement between Nextel and Motorola dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed April 28, 1995 as Exhibit 10.02 to registration statement no. 33-91716 on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).
10.1.4*	Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed April 28, 1995 as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.1.5*	Amendment 004 to the Enhanced Specialized Mobile Radio System Purchase Agreement dated April 28, 1996 between Nextel and Motorola (filed July 5, 1996 as Exhibit 99.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.1.6*	Nextel/ Motorola Agreement dated March 27, 1997 (filed May 15, 1997 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10.1.7*	iDEN Infrastructure [*] Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed August 16, 1999 as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.1.8*	Amendment dated December 29, 1999 to the iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.7 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.9*	Amendment 001 dated December 29, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.10*	Amendment 002 dated December 30, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.1.11*	Amendment dated December 28, 2000 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola.
10.1.12*	Amendment dated December 28, 2000 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola.
10.2	Agreement and Plan of Contribution and Merger dated August 4, 1994, as amended, among Nextel, Motorola, ESMR, Inc., ESMR Sub, Inc. and others (filed April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.3	Registration Rights Agreement dated July 28, 1995 between Nextel and Motorola (filed November 14, 1995 as Exhibit 10.8 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

Exhibit
Number

10.4.1	Securities Purchase Agreement between Nextel, Digital Radio, L.L.C and Craig O. McCaw, dated April 4, 1995 (filed April 11, 1995 as Exhibit 2.1 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.2	Management Support Agreement dated April 4, 1995 between Nextel and Eagle River, Inc. (filed on April 11, 1995 as Exhibit 99.2 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.3	Forms of Option Agreements dated April 6, 1995 between Nextel, Digital Radio and Craig O. McCaw (filed March 31, 1997 as Exhibit 10.26 to the 1996 Form 10-K and incorporated herein by reference).
10.4.4	Form of Registration Rights Agreement dated July 28, 1995 among Nextel and Digital Radio (filed March 31, 1997 as Exhibit 10.38 to the 1996 Form 10-K and incorporated herein by reference).
10.4.5	First Amendment to the Registration Rights Amendment (dated July 28, 1995) among Nextel, Digital Radio and Option Acquisition, L.L.C., dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.7 to the current report on Form 8-K and incorporated herein by reference).
10.4.6	Option Exercise and Lending Commitment Agreement between Nextel and Digital Radio dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.1 to the current report on Form 8-K and incorporated herein by reference).
10.4.7	Incentive Option Agreement between Nextel and Eagle River dated April 4, 1995 (filed April 11, 1995 as Exhibit 99.3 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.5.1	Option Purchase Agreement among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.3 to the current report on Form 8-K and incorporated herein by reference).
10.5.2	Registration Rights Agreement between Nextel and Option Acquisition dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.6 to the current report on Form 8-K and incorporated herein by reference).
10.6**	Form of Indemnification Agreement and exhibits thereto between Nextel and each of its directors (filed June 24, 1992 as Exhibit 10.56 to Nextel’s annual report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.7**	Employment Agreement dated March 26, 1992 between Nextel and Robert Foosaner (filed May 27, 1993 as Exhibit 10.41 to Nextel’s annual report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).
10.8**	Nextel Amended and Restated Incentive Equity Plan.
10.9**	Nextel Severance Benefits Plan.
10.10**	Nextel Associate Stock Purchase Plan (filed June 21, 1996 as Exhibit 4.3 to Nextel’s registration statement no. 333-06523 on Form S-8 and incorporated herein by reference).
10.11**	Nextel Cash Compensation Deferral Plan (filed December 17, 1997 as Exhibit 4.1 to Nextel’s registration statement No. 333-42537 on Form S-8 and incorporated herein by reference).
10.12**	Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999.
10.13.1* *	Employment Agreement dated February 1, 1996 between Tim Donahue and Nextel (filed March 31, 1997 as Exhibit 10.36 to the 1996 Form 10-K and incorporated herein by reference).

Exhibit
Number

10.13.2* *	Addendum to Employment Agreement between Tim Donahue and Nextel dated March 24, 1997 (filed March 31, 1997 as Exhibit 10.37 to the 1996 Form 10-K and incorporated herein by reference).
10.14.1	Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.1 to the current report on Form 8-K and incorporated herein by reference).
10.14.2	Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (filed by Nextel Partners February 22, 2000 as Exhibit 10.2 to amendment no. 2 to the registration statement on Form S-1 and incorporated herein by reference).
10.14.3	Amendment no. 1 dated February 22, 2000 to the Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (filed by Nextel Partners on October 23, 2000 as Exhibit 10.2 to the registration statement on Form S-4 and incorporated herein by reference).
10.14.4	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.3 to the current report on Form 8-K and incorporated herein by reference).
10.15	Investment Agreement between Nextel and Microsoft Corporation dated May 7, 1999 (including the form of Registration Rights Agreement attached as Exhibit A thereto) (filed on May 13, 1999 as Exhibits 10.1 and 10.2, respectively, to the current report on Form 8-K dated May 12, 1999 and incorporated herein by reference).
10.16	Master Site Lease Agreement among Nextel of New York, Inc. Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc. Nextel West Corp., and Nextel of California, Inc. and Tower Asset Sub Inc. and the Landlord Parties as defined therein (filed April 29, 1999 as Exhibit 10.33 to SpectraSite Holdings, Inc.’s registration statement no. 333-67043 on Form S-4 (the “SpectraSite Holdings S-4 Registration Statement”) and incorporated herein by reference)
10.17	Master Site Commitment Agreement among Nextel, Nextel of New York, Nextel Communications of the Mid-Atlantic, Nextel South Corp., Nextel of Texas, Nextel West Corp., Nextel of California, Tower Parent Corp., SpectraSite Holdings and Tower Asset Sub (filed April 29, 1999 as Exhibit 10.34 to the SpectraSite Holdings S-4 Registration Statement and incorporated herein by reference).
10.18	NEXTBAND Interests Purchase Agreement dated March 3, 1999 between Nextel Spectrum Acquisition Corp. and XO Communications Inc. (formerly NEXTLINK Communications, Inc.) (including the Form of Registration Rights Agreement attached as Exhibit A thereto) (filed April 11, 1999 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.19	Second Amended and Restated Right of First Opportunity Agreement dated August 1, 2000 between Nextel and Nextel International (filed August 14, 2000 as Exhibit 10.4 to Nextel International’s quarterly report on Form 10-Q and incorporated herein by reference).

Exhibit
Number

21	Subsidiaries of Nextel.
23	Consent of Deloitte & Touche LLP.
99.1	Memorandum Opinion and Order of the FCC dated February 13, 1991 (filed December 5, 1992 as Exhibit 28.1 to the S-1 Registration Statement and incorporated herein by reference).

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or arrangement

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and

Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Nextel Communications, Inc.

      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, Nextel Communications, Inc. and subsidiaries adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in 2000.

DELOITTE & TOUCHE LLP

McLean, Virginia

February 15, 2001
(March 29, 2001 as to note 6)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 1999
(in millions)

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $474 and $1,365 is restricted	$2,609	$4,701

Short-term investments	2,065	1,107

Accounts and notes receivable, net	864	619

Handset and accessory inventory	183	113

Prepaid expenses and other current assets	737	80

Total current assets	6,458	6,620

Investments	756	591

Property, plant and equipment, net	8,791	6,152

Intangible assets, net	5,982	4,889

Other assets	699	158

	$22,686	$18,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$953	$559

Accrued expenses and other	1,244	643

Due to related parties	423	438

Current portion of long-term debt, capital lease and finance obligations	102	1,191

Total current liabilities	2,722	2,831

Long-term debt	13,763	9,760

Capital lease and finance obligations	866	552

Deferred income taxes	912	799

Deferred revenues and other (note 1)	514	124

Total liabilities	18,777	14,066

Commitments and contingencies (notes 2, 6, 9 and 13)

Mandatorily redeemable preferred stock	1,881	1,770

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	283	291

Common stock, class A, 727 and 702 shares issued and outstanding	1	1

Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,370	8,046

Accumulated deficit	(6,554)	(5,739)

Treasury stock, at cost	(2)	(6)

Deferred compensation, net	(28)	(23)

Accumulated other comprehensive (loss) income	(42)	4

Total stockholders’ equity	2,028	2,574

	$22,686	$18,410

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 1999 and 1998
(in millions, except per share amounts)

	2000	1999	1998

Operating revenues	$5,714	$3,786	$2,295

Operating expenses

Cost of revenues	2,172	1,579	1,218

Selling, general and administrative	2,278	1,672	1,297

Depreciation and amortization	1,265	1,004	832

	5,715	4,255	3,347

Operating loss	(1)	(469)	(1,052)

Other income (expense)

Interest expense	(1,245)	(878)	(656)

Interest income	396	96	34

Realized gain on exchange of investment (note 4)	275	—	—

Equity in losses of unconsolidated affiliates	(152)	(73)	(12)

Other, net	(17)	26	(25)

	(743)	(829)	(659)

Loss before income tax benefit and extraordinary item	(744)	(1,298)	(1,711)

Income tax benefit	33	28	192

Loss before extraordinary item	(711)	(1,270)	(1,519)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	(68)	(133)

Net loss	(815)	(1,338)	(1,652)

Mandatorily redeemable preferred stock dividends	(209)	(192)	(149)

Loss attributable to common stockholders	$(1,024)	$(1,530)	$(1,801)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(1.21)	$(2.29)	$(2.99)

Extraordinary item	(0.14)	(0.10)	(0.24)

	$(1.35)	$(2.39)	$(3.23)

Weighted average number of common shares outstanding	756	639	557

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 1999 and 1998
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, December 31, 1997	8	$291	506	$1	36	$—	$4,378

Net loss

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment

Unrealized loss on available-for-sale securities

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			8	—			28

Employee stock purchase plan							—

Acquisitions			10	—			121

Option Acquisition exercise			20	—			—

Deferred compensation							—

Mandatorily redeemable preferred stock dividends							(149)

Balance, December 31, 1998	8	291	544	1	36	—	4,378

Net loss

Other comprehensive income, net of income tax:

Foreign currency translation adjustment

Unrealized gain on available-for-sale securities

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			56	—			467

Employee stock purchase plan							3

Public offering, net of issuance costs			68	—			2,752

Issuance of restricted stock			34	—			600

Deferred compensation and other							38

Mandatorily redeemable preferred stock dividends							(192)

Balance, December 31, 1999	8	291	702	1	36	—	8,046

Net loss

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment

Net unrealized gains on available-for-sale securities:

Unrealized holding gains arising during the period

Reclassification adjustment for gain included in net loss

Total comprehensive loss

Issuance of common stock:

Exercise of options and warrants			7	—			74

Employee stock purchase plan							15

Conversion of debt securities and preferred stock	—	(8)	18	—			344

Gain on issuance of equity by affiliate, net of income tax							87

Deferred compensation							13

Mandatorily redeemable preferred stock dividends							(209)

Balance, December 31, 2000	8	$283	727	$1	36	$—	$8,370

The accompanying notes are an integral part of these consolidated financial statements

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 1999 and 1998
(in millions)

					Accumulated Other
					Comprehensive Income (Loss)
		Treasury Stock
					Unrealized	Cumulative
	Accumulated			Deferred	Gain (Loss)	Translation
	Deficit	Shares	Amount	Compensation	on Investments	Adjustment	Total

Balance, December 31, 1997	$(2,749)	2	$(23)	$(8)	$23	$—	$1,913

Net loss	(1,652)						(1,652)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment						(24)	(24)

Unrealized loss on available-for-sale securities					(23)		(23)

Total comprehensive loss							(1,699)

Issuance of common stock:

Exercise of options and warrants		—	2				30

Employee stock purchase plan		—	8				8

Acquisitions							121

Option Acquisition exercise							—

Deferred compensation				6			6

Mandatorily redeemable preferred stock dividends							(149)

Balance, December 31, 1998	(4,401)	2	(13)	(2)	—	(24)	230

Net loss	(1,338)						(1,338)

Other comprehensive income, net of income tax:

Foreign currency translation adjustment						(114)	(114)

Unrealized gain on available-for-sale securities					142		142

Total comprehensive loss							(1,310)

Issuance of common stock:

Exercise of options and warrants		—	—				467

Employee stock purchase plan		(2)	9				12

Public offering, net of issuance costs							2,752

Issuance of restricted stock							600

Deferred compensation and other		—	(2)	(21)			15

Mandatorily redeemable preferred stock dividends							(192)

Balance, December 31, 1999	(5,739)	—	(6)	(23)	142	(138)	2,574

Net loss	(815)						(815)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment						4	4

Net unrealized gains on available-for-sale securities:

Unrealized holding gains arising during the period					225		225

Reclassification adjustment for gain included in net loss					(275)		(275)

Total comprehensive loss							(861)

Issuance of common stock:

Exercise of options and warrants							74

Employee stock purchase plan		—	4				19

Conversion of debt securities and preferred stock							336

Gain on issuance of equity by affiliate, net of income tax							87

Deferred compensation				(5)			8

Mandatorily redeemable preferred stock dividends							(209)

Balance, December 31, 2000	$(6,554)	—	$(2)	$(28)	$92	$(134)	$2,028

The accompanying notes are an integral part of these consolidated financial statements

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 1999 and 1998
(in millions)

	2000	1999	1998

Cash flows from operating activities

Net loss	$(815)	$(1,338)	$(1,652)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes, net of accreted interest capitalized	389	409	491

Provision for losses on accounts receivable	179	152	82

Stock-based compensation	10	16	5

Depreciation and amortization	1,265	1,004	832

Realized gain on exchange of investment	(275)	—	—

Equity in losses of unconsolidated affiliates	152	73	12

Net foreign currency transaction losses (gains)	25	61	(10)

Loss on interest rate protection agreement	—	—	47

Gain on exchange and sale of assets, net	(19)	(68)	—

Income tax benefit	(33)	(28)	(192)

Extraordinary loss on retirement of debt	104	68	133

Other, net	(73)	1	15

Change in assets and liabilities, net of effects from acquisitions:

Accounts and notes receivable	(406)	(337)	(298)

Handset and accessory inventory	(78)	(65)	20

Other assets	(288)	5	(15)

Accounts payable, accrued expenses and other	663	371	195

Net cash provided by (used in) operating activities	800	324	(335)

Cash flows from investing activities

Capital expenditures	(3,518)	(1,947)	(2,060)

Purchases of short-term investments	(5,801)	(1,100)	(95)

Proceeds from maturities and sales of short-term investments	4,950	—	224

Payments for purchase of licenses and other	(935)	(97)	(215)

Payments for acquisitions, net of cash acquired	(386)	—	(125)

Other investments and advances to affiliates	(20)	(44)	(256)

Proceeds from sale of assets	17	294	—

Net cash used in investing activities	(5,693)	(2,894)	(2,527)

Cash flows from financing activities

Borrowings under long-term credit facilities	1,907	1,077	1,019

Issuance of debt securities	1,791	2,600	1,697

Retirement of debt securities	(1,208)	(546)	(741)

Proceeds from sale-leaseback transactions	376	587	—

Repayments under long-term credit facilities	(79)	—	(152)

Sale of common stock and exercise of stock options, warrants and other	74	3,819	30

Revolving line of credit (repayments) borrowings, net	—	(423)	222

Issuance of redeemable preferred stock	—	—	900

Debt financing costs and other	(63)	(148)	(93)

Net cash provided by financing activities	2,798	6,966	2,882

Effect of exchange rate changes on cash and cash equivalents	3	(16)	(1)

Net (decrease) increase in cash and cash equivalents	(2,092)	4,380	19

Cash and cash equivalents, beginning of period	4,701	321	302

Cash and cash equivalents, end of period	$2,609	$4,701	$321

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Operations and Significant Accounting Policies

      Operations. We provide a wide array of digital wireless communications services throughout the United States. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or iDEN®, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	the Internet, mobile messaging services, e-mail and advanced business applications, which are marketed as “Nextel Wireless Web” services;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International, Inc. Nextel International, through its subsidiaries, provides wireless communications services in and around various major metropolitan market areas in Latin America and the Philippines and has investments in wireless communications providers in Canada and Japan and owns analog specialized mobile radio companies in Chile.

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

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel Communications, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have control. We recognize changes in our proportionate share of the capital transactions of our equity method investment in Nextel Partners, Inc. in paid-in capital in our statement of changes in stockholders’ equity. See note 4. We use the cost method to account for equity investments in unconsolidated companies in which we do not exercise significant influence over operating or financial policies and do not have a controlling interest.

      The accounts of our consolidated non-U.S. subsidiaries and our non-U.S. affiliates accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries on a fiscal year ending November 30 to ensure timely reporting of consolidated results.

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). The financial statements of the following non-U.S. subsidiaries were prepared using the U.S. dollar as the functional currency due to the economic environments in which they operated: our Mexican operating company during 1998 and our Peruvian operating company during 2000, 1999 and 1998. As a result, during the specified years, the transactions of these operations that are denominated in foreign currencies have been remeasured into U.S. dollars, and any resulting gains or losses are included in other income (expense).

      During 1999, there was a devaluation and significant fluctuations in the value of the Brazilian currency relative to the U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge of $57 million as other expense in 1999, related to foreign currency transaction losses associated with our Brazilian operations. In addition, we recorded a negative foreign currency translation adjustment in other comprehensive loss of $127 million based on the exchange rate for the reporting period ending December 31, 1999.

      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with maturities of three months or less at the time of purchase.

      Nextel International and its subsidiaries held cash and cash equivalents of $474 million at December 31, 2000 and $100 million at December 31, 1999 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements. At December 31, 1999, restricted cash also included $1.27 billion held in an irrevocable trust to effect the redemption in January 2000 of our 10.125% senior redeemable discount notes due 2004 and the redemption in February 2000 of our 9.75% senior redeemable discount notes due 2004. See note 6.

  Supplemental Cash Flow Information.

	Year ended December 31,

	2000	1999	1998

	(in millions)

Capital expenditures

Cash paid for capital expenditures	$3,518	$1,947	$2,060

Change in capital expenditures accrued and unpaid or financed	25	134	221

	$3,543	$2,081	$2,281

Interest costs

Interest expense	$1,245	$878	$656

Interest capitalized	88	46	55

	$1,333	$924	$711

Cash paid for interest	$816	$358	$151

Cash paid for income taxes	$4	$7	$2

      Investments. Marketable debt securities with maturities greater than three months and less than one year at the time of purchase are classified as short-term investments. As of December 31, 2000 and 1999, our short-term investments consist of commercial paper, corporate bonds and U.S. government securities.

      Marketable equity securities intended to be held more than one year are classified within investments. All of our investments in debt and marketable equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of income tax, are

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded as other comprehensive income (loss). We report realized gains or losses, as determined on a specific identification basis, and other than temporary declines in value, if any, on available-for-sale securities in other income (expense). Because they do not have readily determinable fair values, we record restricted investments in publicly traded companies and investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any.

      Handset and Accessory Inventory. Handsets are valued at the lower of cost or market. We determine cost of handsets by the first-in, first-out, or FIFO, method for domestic operations and by the weighted average method for international operations. We determine cost for the related accessories by the weighted average method.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for the digital mobile network equipment and 3 to 7 years for office equipment, furniture and fixtures and other. We amortize leasehold improvements and assets under capital leases over the shorter of the lease terms or the estimated useful lives of the assets. The gross amount of assets recorded under capital lease and finance obligations included in property, plant and equipment is $688 million as of December 31, 2000 and $343 million as of December 31, 1999.

      During 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets which resulted in additional depreciation expense of $69 million and an increase in loss per share attributable to common stockholders of $0.09 for the year ended December 31, 2000.

      Construction in progress includes costs of labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.

      Intangible Assets. We amortize our intangible assets using the straight-line method. We amortize all of our domestic Federal Communications Commission, or FCC, licenses and the excess of purchase price over the fair value of net assets acquired (goodwill) related to all domestic acquisitions over 40 years. The FCC licenses are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, FCC licenses are issued for a period of ten years, and are subject to construction and operational requirements. The FCC has routinely granted license renewals providing the licensees have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses.

      We amortize our international licenses over 15 to 20 years and amortize the excess of purchase price over the fair value of net assets acquired related to our international acquisitions over 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We intend to comply and believe we have complied with these standards in all material respects.

      We amortize our debt financing costs as interest expense over the terms of the underlying obligation. We amortize customer lists over their expected useful lives, which is generally 2 to 3 years. Other intangible assets include non-compete agreements which are amortized over the lives of the related agreements, generally 2 to 5 years, and trademarks which are amortized over 20 years.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

      Revenue Recognition and Change in Accounting Principle. We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. We recognize revenues from accessory sales when title passes, generally upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Based upon the new guidance, we changed our revenue recognition method in the fourth quarter of 2000. We now recognize handset sales as operating revenues on a straight-line basis over periods of up to four years, the estimated customer relationship periods. Costs of handset sales are recognized over the same periods in amounts equivalent to the revenues recognized from the handset sales. The direct and incremental handset costs in excess of the revenues generated from handset sales are expensed immediately as these amounts exceed our minimum contractual revenues. Under the prior method of accounting, we recognized revenues from sales and related costs of handsets sold when title passed to the customer.

      We have accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or 1998 financial statements for the change in accounting policies related to our revenues from handset sales and cost of handset sales. This accounting change has no impact on loss before extraordinary item, loss attributable to common stockholders or related per share amounts for any period. In addition, for all prior periods presented, we have reclassified revenues from digital handset and accessory sales to operating revenues and the related costs of digital handset and accessory sales to cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

      As of December 31, 2000, we have recorded $782 million of deferred handset revenues as a liability and an equal amount of deferred cost of handset sales as an asset. During the year ended December 31, 2000, we recognized $316 million of operating revenues and an equal amount of cost of revenues attributable to handset sales previously reported in periods prior to 2000. Unaudited quarterly results for 2000 are presented below to show the effect of the change in accounting principle.

	For the Three Months Ended

	March 31, 2000		June 30, 2000		September 30, 2000

	As reported	As restated	As reported	As restated	As reported	As restated

	(in millions)

Operating revenues	$1,079	$1,175	$1,260	$1,365	$1,416	$1,528

Operating expenses

Cost of revenues	214	436	260	526	286	587

Selling, general and administrative	637	511	710	549	771	582

Depreciation and amortization	280	280	303	303	315	315

Operating (loss) income	$(52)	$(52)	$(13)	$(13)	$44	$44

      Had we adopted SAB No. 101 effective January 1, 1998, operating revenues would have been $3.66 billion for the year ended December 31, 1999 and $2.01 billion for the year ended December 31, 1998. Cost of revenues would have been $1.45 billion for the year ended December 31, 1999 and $935 million for the year ended December 31, 1998.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Some items addressed in SAB No. 101, such as multiple element revenue arrangements, are currently under discussion and consensus on the accounting guidance has not been reached. Accordingly, we will continue to follow the discussions and evaluate the potential impact of the accounting guidance on our financial position and results of operations.

      In July 2000, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. In September 2000, the EITF reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. The adoption of EITF Issues No. 99-19 and 00-10 in the fourth quarter of 2000 did not have a material impact on our financial position or results of operations.

      Stock-based Compensation. We account for stock-based compensation for employees in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees in accordance with the provisions of SFAS No. 123 and other applicable accounting principles.

      In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for some issues including:

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

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $221 million during 2000, $173 million during 1999 and $156 million during 1998.

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

      Loss per Share Attributable to Common Stockholders, Basic and Diluted. Basic loss per share includes no dilution and is computed by dividing the loss attributable to common stockholders by the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in our earnings. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive due to our losses. Our weighted average number of common shares outstanding reflects the effect of the June 2000 2-for-1 common stock split described in note 11.

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

      Motorola is currently our sole source for most of the digital mobile network equipment and all of the handsets used throughout our markets. If Motorola fails to deliver system infrastructure and handsets, as well as necessary technology improvements and enhancements, on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. We expect to rely principally on Motorola or its licensees for the manufacture of our handset equipment and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network for the next several years.

      New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we applied SFAS No. 133 to all derivative instruments, and with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998.

      Currently, we hedge the cash flows on some of our long-term debt using interest rate swaps. These instruments are used to achieve a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      As of December 31, 2000 and 1999, our interest rate swaps were not recorded on the balance sheet at fair value and the net quarterly cash settlements were recognized as either an increase in or reduction to interest expense. Some of our interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Upon adoption of SFAS No. 133 on January 1, 2001, we recorded a transition adjustment of $20 million to increase the liabilities related to our interest rate swaps to their fair value of $65 million. This transition adjustment is reflected in other comprehensive loss as the cumulative effect of a change in accounting principle in 2001, and will be reclassified into earnings over the lives of the respective interest rate swaps. After adoption, SFAS No. 133 requires the changes in the fair values of those interest rate swaps that do not qualify for hedge accounting to be recognized in our statement of operations in the period of the change. For our interest rate swap that does qualify for cash flow hedge accounting, the effective portion of the change in its fair value will be reported as other comprehensive income (loss) and will be reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of the change in the fair value of this interest rate swap will be recognized in our statement of operations in the period of the change.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In May 2000, the EITF reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the second quarter of 2001. Based on our analysis to date, we do not believe that the implementation of this consensus will have a material impact on our financial position or results of operations.

2.  Significant Business Combinations

      Domestic. During 1998, we acquired several businesses for a total purchase price of $204 million, consisting primarily of $81 million in cash and 10.2 million shares of our class A common stock, having an aggregate value of $119 million on the applicable contract date.

      International. In 1998, Nextel International acquired a 70% interest in its Peruvian operating company for a purchase price of $28 million. Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, held a 20% interest at that time. In October 1998, Nextel International sold 10% of the outstanding shares of its Peruvian operating company to Motorola International for $6 million. Following the closing of that transaction and giving effect to the dilution of the equity interest of the other minority stockholder, Nextel International held 64% of the outstanding shares of its Peruvian operating company as of December 31, 1999.

      In May 2000, Nextel International purchased the remaining equity interests of its Peruvian operating company from Motorola International and the other minority stockholder, increasing Nextel International’s ownership interest in its Peruvian operating company to 100%. At the same time, Nextel International purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of Nextel International’s primary Brazilian operating company. In May 2000, Nextel International also purchased three Chilean specialized mobile radio companies from Motorola International. Nextel International paid Motorola International an aggregate purchase price of $78 million in cash for the acquisitions in Peru, Brazil and Chile.

      In 1997, Nextel International purchased 81% of the capital stock of McCaw International (Brazil) Ltd., which entitled it to 90% of the voting rights. A group represented by Telcom Ventures, L.L.C. owned 19% of the capital stock at that time, which entitled it to 10% of the voting rights. Pursuant to a stockholders agreement, that group had the right so long as it maintained at least a 10% ownership interest in McCaw International (Brazil) to designate candidates representing at least 10% of the directors of McCaw International (Brazil). The group also was entitled to veto rights with respect to specified significant corporate actions such as mergers or sales of substantially all of the assets.

      Under the stockholders agreement, the group had the right to defer making its pro rata share of any capital calls that may have arisen until Apri1 1999 without suffering any dilution of its right to receive dividends and other cash or non-cash distributions. The group ultimately did not make these capital contributions by April 1999 in accordance with the relevant terms of the stockholders agreement, which resulted in the proportionate dilution of its equity interest in McCaw International (Brazil). Since their share of McCaw International (Brazil)’s capital stock dropped below 10%, the group was no longer entitled to designate a member of the McCaw International (Brazil) board of directors. Nextel International called upon the group’s designated director to resign, but he refused. Nextel International and Telcom Ventures subsequently filed actions regarding the matter.

      In July 2000, Nextel International entered into a purchase, release and settlement agreement with the group. Under that agreement, in August 2000, Nextel International made a cash payment to members of the group totaling $146 million, received all of the equity interests held by the group in McCaw International (Brazil) and exchanged mutual releases with all of the group’s members. In addition, all

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pending court disputes between Nextel International and Telcom Ventures, a member of the group, were permanently dismissed. As a result, Nextel International increased its ownership interest in both its primary Brazilian operating company and McCaw International (Brazil) to 100%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including its rights to put its equity interests to Nextel International beginning in October 2001, were terminated.

      During 2000, Nextel International acquired several additional Latin American businesses for a total cash purchase price of $163 million. Nextel International also increased its direct and indirect ownership interests in its Philippine operating company in 2000 to about 51% by purchasing some of the minority owners’ equity interests for $10 million.

      Purchase Price Allocation. The total purchase price and net assets acquired for domestic and international acquisitions completed during 2000 and 1998 are presented below. There were no significant acquisitions completed during 1999. As the purchase price for some of the acquisitions in 2000 has been allocated on a preliminary basis, further adjustments may be necessary. The direct cost of acquisitions and net assets acquired during 2000 include the effect of the consolidation of our Philippine operating company previously accounted for under the equity method.

	Year ended
	December 31,

	2000	1998

	(in millions)

Direct cost of acquisitions

Cash paid, net of cash acquired	$386	$125

Common stock, warrants and options	—	119

Investments — carrying value prior to consolidation	91	—

Accrued acquisition and transaction costs and other	27	3

	$504	$247

Net assets acquired

Working capital — net	$3	$(7)

Property, plant and equipment	68	46

Intangible assets	503	233

Other assets	5	6

Other liabilities	25	—

Deferred income taxes	(100)	(31)

	$504	$247

      Pro Forma Results. Since results of operations for the years ended December 31, 2000 and 1998 were not materially affected by the acquisitions consummated in 2000 and 1998, pro forma results are not presented. All of the acquisitions described above were accounted for by the purchase method. As a result, assets and liabilities have been reflected at fair value at the date of acquisition. We include the operating results of the acquired companies in our consolidated statements of operations from their acquisition dates.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Balance Sheet Details

	December 31,

	2000	1999

	(in millions)

Accounts and notes receivable

Trade	$915	$626

Notes receivable and other	34	56

Due from Motorola	19	12

Less allowance for doubtful accounts	(104)	(75)

	$864	$619

Prepaid expenses and other current assets

Deferred costs of handset sales	$380	$—

Refundable FCC auction deposits	239	—

Prepaid expenses	118	80

	$737	$80

Property, plant and equipment

Land	$4	$4

Buildings and improvements	146	99

Digital mobile network equipment	8,555	5,825

Office equipment, furniture and fixtures and other	1,017	653

Less accumulated depreciation and amortization	(2,482)	(1,687)

	7,240	4,894

Construction in progress	1,551	1,258

	$8,791	$6,152

Intangible assets

Licenses	$5,282	$4,139

Excess of purchase price over fair value of net assets acquired	1,360	1,262

Debt financing costs, net	311	338

Customer lists	116	146

Other	14	11

	7,083	5,896

Less accumulated amortization	(1,101)	(1,007)

	$5,982	$4,889

Accrued expenses and other

Deferred revenues	$515	$91

Accrued interest	171	131

Wages, commissions and other payroll related items	145	130

Other	413	291

	$1,244	$643

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Investments

	December 31,

	2000	1999

	(in millions)

Investments in affiliates — equity method, at cost less equity in net losses of $176 and $80	$177	$249

Investment in affiliate — mandatorily redeemable preferred stock, at accreted liquidation preference value	28	—

Marketable equity securities and warrant available-for-sale	542	288

Nonmarketable equity securities, at cost	9	54

	$756	$591

      Our percentage ownership for each of our material investments is as follows. For equity method investments, the percentage ownership below represents the percentage of the investee’s earnings or losses recognized.

	Percentage
	Ownership
	December 31,

	2000	1999

Equity Method Investments

Nextel Partners, Inc.	32%	38%

Nextel Communications Philippines, Inc.	—	38%

Nexnet Co., Ltd. (Japan)	32%	21%

Marketable Equity Securities

SpectraSite Holdings, Inc.	10%	—

Clearnet Communications, Inc. (Canada)	—	14%

TELUS Corporation (Canada)	5%	—

Nonmarketable Equity Securities

SpectraSite Holdings, Inc.	—	15%

Shanghai CCT-McCaw Telecommunications Systems Co., Ltd.	—	12%

      Nextel Partners. In January 1999, we entered into agreements with Nextel Partners, Inc. and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw, one of our principal stockholders, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital mobile network utilizing the iDEN technology used in our digital mobile network. In connection with this transaction, we sold assets and transferred specified FCC licenses to Nextel Partners. In exchange, at the date of transfer, Nextel Partners issued to us equity having an agreed value of $131 million and paid us $132 million in cash related to the assets sold and the reimbursement of costs and net operating expenses. In addition, these agreements establish circumstances in which we will have the right or the obligation to purchase the remaining equity interests in Nextel Partners at specified prices. In September 1999, as permitted by the agreements, Nextel Partners exercised its option to acquire from us specified additional territories, assets and related FCC licenses, and we received an aggregate consideration of $19 million, consisting of $10 million in cash and $9 million in equity. Additionally, we made a $13 million cash equity investment in Nextel Partners to avoid dilution of our voting interest.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      As a result of Nextel Partners’ initial public offering in 2000, our total ownership interest was diluted. Our investment in Nextel Partners preferred stock converted to a combination of voting class B common stock and nonvoting preferred stock that is subject to mandatory cash redemption by February 2010.

      In September 2000, pursuant to binding agreements, Nextel Partners exercised its option to acquire from us specified additional territories and assets, including related FCC licenses. In exchange, we received $31 million in equity for the licenses and $3 million in cash for the other assets. This transaction resulted in a gain of $22 million, of which we recorded $15 million in other income. We deferred $7 million of the gain which we will recognize over the life of the FCC licenses.

      Under a roaming agreement between one of our wholly owned subsidiaries and a wholly owned subsidiary of Nextel Partners, we were charged $19 million during 2000 and $8 million during 1999 for our customers roaming on Nextel Partners’ digital mobile network, net of roaming revenues earned. Our wholly owned subsidiary provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $15 million in 2000 and $2 million in 1999, which we recorded as a reduction to cost of revenues. We charged Nextel Partners $4 million in 2000 and $3 million in 1999 for administrative services provided under a transition services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We have a net receivable due from Nextel Partners of $2 million as of December 31, 2000 and a net payable due to Nextel Partners of $2 million as of December 31, 1999.

      Summarized financial information reported by Nextel Partners is presented below.

	December 31,

	2000	1999

	(in millions)

Current assets	$984	$587

Noncurrent assets	809	428

Current liabilities	120	59

Noncurrent liabilities	1,075	786

Mandatorily redeemable preferred stock	28	—

	Year ended December 31,

	2000	1999	1998

	(in millions)

Operating revenues	$136	$33	$5

Cost of revenues	112	30	9

Loss before extraordinary item	242	112	22

Loss attributable to common stockholders	271	112	22

      SpectraSite. In April 1999, we and some of our subsidiaries transferred specified telecommunications towers and related assets to SpectraSite Holdings, Inc. and some of its subsidiaries, which we then leased back. In this transaction, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet, and we received an ownership interest in SpectraSite. We also entered into a commitment agreement with SpectraSite to lease 1,700 additional towers in the United States by April 2004 to support the expansion of our digital mobile network and the compatible digital mobile network of Nextel Partners. We will be subject to penalty payments if we do not lease the agreed upon number of towers as of particular dates within the 5-year period. Based on the number of towers leased through December 31, 2000, we believe we will meet our obligation under this commitment. We received $27 million during the second half of 1999 and an additional $92 million during 2000 for the transfer of additional towers, which we then leased back, resulting in a corresponding increase in the finance

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligation. Due to our continuing involvement related to our ownership interest in SpectraSite, these sale-leaseback transactions are accounted for by the financing method.

      Acquisition of Clearnet Communications, Inc. by TELUS Corporation. In October 2000, TELUS Corporation acquired Clearnet Communications, Inc., a publicly traded Canadian company in which Nextel International owned an equity interest, for cash and stock. TELUS is a telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and Internet communications services primarily in Western Canada. Under agreements among Nextel International, TELUS and Clearnet, Nextel International exchanged all of its Clearnet stock for nonvoting shares of TELUS. Nextel International also entered into a lock-up agreement with TELUS under which it has agreed not to dispose of any TELUS shares prior to October 2001, subject to specified exceptions. In exchange for 8.4 million shares of Clearnet stock, Nextel International received 13.7 million shares of TELUS stock, representing slightly less than 5% of the ownership interest in TELUS. We recorded a pre-tax gain of $275 million in the fourth quarter of 2000 related to this transaction. In accordance with SFAS No. 115, the shares of TELUS stock were recorded at their then current market value in our financial statements.

      Japan. As a result of an inability to effect timely regulatory changes, and a determination that a network build-out under existing specialized mobile radio technology would be costly and inefficient, Nextel International reached the conclusion that the value of its existing investment in its Japanese affiliate was not recoverable. In light of this conclusion, Nextel International recorded a one-time non-cash charge to equity in losses of unconsolidated affiliates of $21 million in the fourth quarter of 2000 that represents a write-off of the entire carrying amount of this investment.

5.  Fair Value of Financial Instruments

      The estimated fair values of financial instruments have been determined by us, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions as well as estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	2000		1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)

Marketable equity securities and warrant	$542	$542	$288	$288

Nonmarketable mandatorily redeemable preferred stock of Nextel Partners	28	17	—	—

Long-term debt, including current portion	13,797	12,654	10,925	11,469

Interest rate risk management agreements	(45)	(65)	(55)	(35)

Mandatorily redeemable preferred stock	1,881	1,639	1,770	3,275

Finance obligation	674	510	578	488

      Cash and Cash Equivalents, Short-term Investments, Accounts and Notes Receivable, Escrow Deposits, Accounts Payable, Accrued Expenses and Due to Related Parties. The carrying amounts of these items are a reasonable estimate of their fair value.

      Marketable Equity Securities and Warrant. We estimate the fair value of these securities based on quoted market prices. The fair value of Nextel International’s warrant to purchase shares of stock of China

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

United Telecommunications Corporation that we received in connection with the termination of our Chinese joint venture is estimated using the Black-Scholes option-pricing model. At December 31, 2000 and 1999, marketable equity securities and warrant included within investments consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(in millions)

2000

Available-for-sale equity securities and warrant	$392	$152	$2	$542

1999

Available-for-sale equity securities	69	219	—	288

      Nonmarketable Equity Securities. It is not practicable to value our restricted investments in publicly traded companies and our investments in privately held companies because quoted market prices were not available or were not relevant. As of December 31, 1999, if our investment in SpectraSite had not contained effective restrictions on our ability to sell, the value based on quoted market prices would have been $152 million with a carrying value of $38 million.

      Nonmarketable Mandatorily Redeemable Preferred Stock of Nextel Partners. We estimate the fair value of this investment based on the present value of future cash flows, using a discount rate available for similar investments, adjusted for this investment’s non-marketability and credit rating.

      Long-term Debt. We estimate the fair value of these securities based on quoted market prices of our senior notes. Carrying value approximates fair value for our bank and vendor credit facilities, as interest rates are reset periodically. See note 6.

      Interest Rate Risk Management Agreements. The fair value of these agreements is based on estimates obtained from dealers to settle the interest rate swap agreements.

      Mandatorily Redeemable Preferred Stock. We estimate the fair value of these securities based on quoted market prices.

      Finance Obligation. We estimate the fair value of our finance obligation based on interest rates available for similar term loan borrowings.

      Letters of Credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $31 million at December 31, 2000 and $32 million at December 31, 1999. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Long-term Debt, Capital Lease and Finance Obligations

	December 31,

	2000	1999

	(dollars in millions)

9.75% senior redeemable discount notes due 2004	$—	$876

10.125% senior redeemable discount notes due 2004, net of unamortized discount of $40	—	254

13% senior redeemable discount notes due 2007, issued by Nextel International, net of unamortized discount of $156 and $252	795	699

10.65% senior redeemable discount notes due 2007, net of unamortized discount of $136 and $205	704	635

9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $180 and $267	949	862

4.75% convertible senior notes due 2007	354	600

9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $303 and $425	1,324	1,202

12.125% senior serial redeemable discount notes due 2008, issued by Nextel International, net of unamortized discount of $172 and $234	558	496

12% senior serial redeemable notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% senior serial redeemable notes due 2009	2,000	2,000

5.25% convertible senior notes due 2010	1,150	—

12.75% senior serial redeemable notes due 2010, issued by Nextel International, net of unamortized discount of $9	641	—

Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or London Interbank Offered Rate, or LIBOR, (8.63% to 10.44% — 2000; 8.63% to 9.75% — 1999)	4,500	2,650

Nextel International vendor credit facilities, interest payable quarterly or semiannually at an adjusted rate calculated based either on the U.S. prime rate or LIBOR (10.8% to 12% — 2000; 10.28% to 11% — 1999)	382	243

Nextel Argentina credit facilities, interest payable quarterly at an adjusted rate calculated based either on the Adjusted Base Rate or the Eurodollar rate (11.69% — 2000; 8.13% to 12.25% — 1999)	142	108

Capital lease obligation	260	—

Finance obligation	674	578

Other long-term debt	2	4

	14,731	11,503

Less current portion, including $1,130 in 1999 associated with the 9.75% senior notes due 2004 and the 10.125% senior notes due 2004 called for redemption	(102)	(1,191)

	$14,629	$10,312

Senior Redeemable Notes Issued Before 1997

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The 10.125% senior redeemable discount notes due 2004 were callable beginning January 15, 1999. Accrual of cash interest on these notes commenced on January 15, 1999 and was payable semiannually beginning July 15, 1999. As described below, all of these outstanding notes were redeemed on January 15, 2000 and are classified in the current portion of long-term debt as of December 31, 1999.

      Debt Extinguishment. In April 1998, we utilized $741 million, representing both the purchase price of the tendered notes and related consent fees, of the proceeds from the issuance of the 9.95% senior notes to conclude a cash tender offer and consent solicitation with respect to some senior notes which are no longer outstanding. As a result of the early retirement of the tendered notes, we recognized an extraordinary loss of $133 million, representing the excess of the purchase price over the carrying values of the tendered notes and the write-off of $19 million of unamortized debt financing costs.

      During the fourth quarter of 1999, we utilized a portion of the proceeds from the 9.375% senior notes to repurchase and redeem prior to final maturity $546 million of our outstanding notes issued prior to 1997. As a result of the early retirement of these senior notes, we recognized an extraordinary loss of $68 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of $11 million of unamortized debt financing costs.

      In December 1999, we issued notices to redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and all of our outstanding 9.75% senior notes due 2004, and were released as primary obligor on January 15, 2000 for the 10.125% senior notes and on February 15, 2000 for the 9.75% senior notes. On December 30, 1999, utilizing a portion of the proceeds from our 9.375% senior notes due 2009, we placed funds in an irrevocable trust to effect these redemptions. During the first quarter of 2000, we utilized $1.21 billion of cash to redeem prior to final maturity all of these outstanding notes. As a result of these transactions, we recognized an extraordinary loss of $104 million in the first quarter of 2000, representing the excess of the purchase price over the carrying values of the redeemed notes and the write-off of $26 million of unamortized debt financing costs.

Senior Redeemable Notes

      13% Senior Redeemable Discount Notes. Cash interest on the 13% senior redeemable discount notes due 2007 issued by Nextel International does not accrue prior to April 15, 2002 and is payable semiannually beginning October 15, 2002 at a rate of 13% per year. Nextel International may choose to redeem some or all of these notes starting April 15, 2002 at an initial redemption price of 106.5% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

      10.65% Senior Redeemable Discount Notes. Cash interest on the 10.65% senior redeemable discount notes due 2007 does not accrue prior to September 15, 2002 and is payable semiannually beginning March 15, 2003 at a rate of 10.65% per year. We may choose to redeem some or all of these notes starting September 15, 2002 at an initial redemption price of 105.325% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.75% Senior Serial Redeemable Discount Notes. Cash interest on the 9.75% senior serial redeemable discount notes due 2007 does not accrue prior to October 31, 2002 and is payable semiannually beginning April 30, 2003, at a rate of 9.75% per year. We may choose to redeem some of all of these notes starting October 31, 2002 at an initial redemption price of 104.875% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      9.95% Senior Serial Redeemable Discount Notes. In 1998, we completed the sale of $1.63 billion in principal amount at maturity of 9.95% senior serial redeemable discount notes due 2008, generating $976 million in net cash proceeds. Cash interest does not accrue prior to February 15, 2003, and is payable semiannually beginning August 15, 2003 at a rate of 9.95% per year. We may choose to redeem some or all of these notes starting February 15, 2003 at an initial redemption price of 105.5625% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.125% Senior Serial Redeemable Discount Notes. In 1998, Nextel International completed the sale of $730 million in principal amount at maturity of 12.125% senior serial redeemable discount notes due 2008, generating $387 million in net cash proceeds. Cash interest does not accrue prior to April 15, 2003, and is payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. Nextel International may choose to redeem some or all of these notes starting April 15, 2003 at an initial redemption price of 106.063% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before April 15, 2001, Nextel International may choose to redeem up to 35% of the aggregate accreted value of the notes using the proceeds of one or more sales of qualified Nextel International equity securities at 112.125% of their accreted value on the date of redemption. These notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

      12% Senior Serial Redeemable Notes. In 1998, we completed the sale of $300 million in principal amount of 12% senior serial redeemable notes due 2008, generating $289 million in net cash proceeds. Cash interest is payable semiannually beginning May 1, 1999 at a rate of 12% per year. We may choose to redeem some or all of these notes starting November 1, 2003 at an initial redemption price of 106% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before November 1, 2001, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 112% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.375% Senior Serial Redeemable Notes. In November 1999, we completed the sale of $2.0 billion in principal amount of 9.375% senior serial redeemable notes due 2009, generating $1.96 billion in net cash proceeds. Cash interest is payable semiannually beginning May 15, 2000 at a rate of 9.375% per year. We may choose to redeem some or all of these notes starting November 15, 2004 at an initial redemption price of 104.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before November 15, 2002, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.375% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.75% Senior Serial Redeemable Notes. In August 2000, Nextel International completed the sale of $650 million in principal amount of 12.75% senior serial redeemable notes due 2010, generating $624 million in net cash proceeds. Cash interest is payable semiannually beginning February 1, 2001 at a rate of 12.75% per year. Nextel International may choose to redeem some or all of these notes starting August 1, 2005 at an initial redemption price of 106.375% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before August 1, 2003, Nextel International may choose to redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 112.75% of their principal amount, plus accrued and unpaid interest to the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

date of redemption. These notes are senior unsecured indebtedness of Nextel International and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of Nextel International.

Convertible Senior Notes

      4.75% Convertible Senior Notes. In June 1999, we completed the issuance and sale in a private placement of $600 million in principal amount of 4.75% convertible senior notes due 2007, generating $588 million in net cash proceeds. Cash interest is payable semiannually beginning January 1, 2000 at a rate of 4.75% per year. We may choose to redeem some or all of these notes starting July 6, 2002 at an initial redemption price of 102.714% plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $23.654 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      In March 2000, we issued 10.4 million shares of our class A common stock upon the conversion of $246 million of our 4.75% convertible senior notes, representing a conversion price of $23.654 per share. In order to induce conversion of these notes prior to redemption, we paid the converting note holders $26 million in cash, representing $3 million of accrued interest and $23 million of debt conversion expense which is included in other expense.

      5.25% Convertible Senior Notes. In the first quarter of 2000, we completed the sale of $1.15 billion in principal amount of 5.25% convertible senior notes due 2010, generating $1.13 billion in net cash proceeds. Cash interest is payable semiannually beginning July 15, 2000 at a rate of 5.25% per year. We may choose to redeem some or all of these notes starting January 18, 2003 at an initial redemption price of 103.5% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

Bank and Vendor Credit Facilities

      Domestic Bank Credit Facility. Our amended and restated bank credit facility provides for up to $6.0 billion of secured financing, consisting of a $1.5 billion revolving loan and $4.5 billion in term loans. The maturity date of the $1.5 billion revolving loan and a $1.7 billion portion of the term loans is December 31, 2007. Of the remaining $2.8 billion in term loans, $1.8 billion matures in equal $900 million portions on June 30, 2008 and December 31, 2008, and the remaining $1.0 billion term loan matures March 31, 2009. Commitment fees of 0.375% to 1% per year, depending on the ratio of our total indebtedness outstanding to annualized cash flow, are charged on the average unused balance and recorded in interest expense as incurred. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and the aggregate amount of specified debt obligations that mature before June 30, 2009, and the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specific amounts. Borrowings under the amended and restated bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. All of our outstanding notes contain provisions that may limit the amount of borrowings available under the amended and restated bank credit facility in specified circumstances. The availability of borrowings under this facility is subject to the satisfaction or waiver of specified applicable borrowing conditions. At December 31, 2000, we were able to access the entire $6.0 billion available under the bank credit facility.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The bank credit facility contains covenants which limit our ability and some of our subsidiaries’ ability to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Except for distributions for specified limited purposes, these covenants impose limitations which restrict the distribution of substantially all of our subsidiaries’ net assets. Additionally, the agreements require compliance with financial ratio tests. In March 2001, we amended this bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of December 31, 2000, we were in full compliance with all financial covenants under this facility as in effect on that date.

      International Facilities. McCaw International (Brazil), Ltd. has an equipment financing agreement with Motorola Credit Corporation, a subsidiary of Motorola, which provided $125 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire digital mobile network equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit entered into an amendment to this agreement in February 2001, which permits installments due after that date to be repaid beginning December 31, 2002, with final payment due June 30, 2005. The loans made under this agreement are secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries and Nextel International’s guarantee of the obligations. This facility also requires McCaw International (Brazil) to meet and maintain specified financial and operating covenants.

      Nextel International has an equipment financing facility with Motorola Credit which provided for $225 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services and to repay all of the previously outstanding long-term debt of our Philippine operating company. Amounts borrowed under this facility were originally repayable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. Nextel International and Motorola Credit entered into an amendment to this facility in February 2001 which defers the first installment payment to December 31, 2002 and extends the maturity to June 30, 2006. This facility is secured by, among other things, a pledge of Nextel International’s equity interests in its Mexican, Peruvian and Philippine operating companies and its Japanese affiliate, as well as a pledge by some of the minority stockholders of their equity interests in Nextel International’s Philippine operating company and Japanese affiliate.

      Nextel International has an agreement with Motorola Credit under which Motorola Credit provided $57 million in incremental term loans to Nextel International. In January 2000, Nextel International borrowed the full $57 million available under this facility to acquire digital mobile network equipment and related services from Motorola. Nextel International and Motorola Credit entered into an amendment to this facility in February 2001 under which amounts borrowed under this facility now mature June 30, 2003. Before this amendment, loans under this facility were to mature December 31, 2001. Loans under this facility are secured by a pledge of all of Nextel International’s shares of TELUS stock.

      Nextel International’s Argentine operating company has credit facilities with Chase Manhattan Bank and Motorola Credit which provided $100 million in term loans for general corporate purposes and $50 million in incremental term loans for purchasing qualifying digital mobile network equipment and related services from Motorola. Loans under this facility are repayable in quarterly installments beginning September 30, 2000 through March 31, 2003. Each of the first nine installments is equal to 1/18 of the outstanding balance at September 30, 2000, and the final installment is an amount equal to the remaining

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

balance. Borrowings under this facility are secured by a pledge of stock of, and a first priority lien on the assets of Nextel International’s Argentine operating company. This facility also requires Nextel International’s Argentine operating company to meet financial and operating ratios. In June 2000, in conformity with its business plan, Nextel International’s Argentine operating company and the lenders under the credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, Nextel International amended the capital subscription agreement under which it must contribute minimum amounts of equity to its Argentine operating company.

      As of December 31, 2000, there were no amounts available for borrowing under our international credit facilities.

Capital Lease Obligation

      In August 2000, we completed a sale-leaseback transaction involving some of our owned switch equipment that is being accounted for as a capital lease. We received total net proceeds of $280 million, resulting in a gain of $19 million. The gain, which has been deferred, is being amortized into depreciation expense on a straight-line basis over the seven-year lease term.

Future Maturities of Long-term Debt, Capital Lease and Finance Obligations

      For the years subsequent to December 31, 2000, scheduled annual maturities of long-term debt, capital lease and finance obligations outstanding as of December 31, 2000 under existing long-term debt, capital lease and finance obligation agreements are as follows:

		Capital Lease
	Long-term	and Finance
	Debt	Obligations	Total

	(in millions)

2001	$34	$108	$142

2002	122	110	232

2003	417	112	529

2004	419	104	523

2005	507	86	593

Thereafter	13,258	560	13,818

	14,757	1,080	15,837

Less unamortized discount	(960)	—	(960)

Less imputed interest	—	(146)	(146)

	$13,797	$934	$14,731

7.  Interest Rate Risk Management Agreements

      We use derivative financial instruments consisting of interest rate swap and collar agreements to manage our exposure to adverse movements in interest rates. We currently do not hedge foreign currency translation of assets or liabilities or foreign currency transactions. We do not use financial instruments for trading or other speculative purposes. While these instruments are subject to fluctuations in value, these fluctuations are generally offset by fluctuations in value of the underlying hedged instrument or anticipated transaction. The use of derivative financial instruments is monitored through regular communication with senior management. The counterparty exposes us to credit loss in the event of nonperformance; however, this credit risk is minimized by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s. Therefore, we do not anticipate nonperformance by the counterparty.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      We attempt to achieve a desired proportion of fixed rate versus variable rate debt by using interest rate swap and collar agreements to change the interest rate characteristics of some of our debt obligations. Interest rate swap agreements have the effect of converting some of our variable rate obligations to fixed or other variable rate obligations. In an interest rate swap, we agree to exchange, at specified intervals, the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. Interest rate collar agreements consist of both an interest rate cap and floor and enable us to lock in a predetermined interest rate range. Through December 31, 2000, the resulting amount to be paid or received is accrued as interest rates change and is reflected as an adjustment to interest expense over the life of the interest rate swap or collar. The incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not material. Some of our interest rate swaps and all of our collar agreements were terminated during 2000. The notional amounts of our agreements total $1.07 billion at December 31, 2000 and $1.57 billion at December 31, 1999. At December 31, 2000, based on estimates obtained from the counterparty, we would be obligated to pay an aggregate of $65 million to settle these contracts, which is an estimate of fair value. However, we do not currently intend to terminate any of these agreements prior to their maturity or settlement date.

      In 1997, we entered into an interest rate protection agreement to hedge interest rates on 10-year U.S. Treasury notes in anticipation of a future debt issuance with terms identical to the 10.65% senior notes due 2007 and 9.75% senior notes due 2007. The interest rate protection agreement was terminated in 1998 since management determined that this anticipated transaction was not likely to occur before the interest rate protection agreement expired. As a result, we recognized a loss of $47 million that was included in other expense. The obligation resulting from the termination of this agreement was incorporated into a new $570 million interest rate swap agreement. This swap, with a fair value based on its maturity in April 2006, requires a cash settlement in October 2003. We have accrued $45 million as of December 31, 2000 and $55 million as of December 31, 1999 in liabilities, including accrued interest, related to this interest rate swap.

      The following table summarizes our interest rate swap agreements at December 31, 2000:

			Weighted Average

	Notional	Fair		Pay	Receive
	Amount	Value	Maturity	Rate	Rate

	(in millions)

Pay fixed rate, receive variable rate	$570	$(60)	5.3 years	8.1%	6.8%

Pay variable rate, receive variable rate	500	(5)	1.8 years	6.8%	6.7%

8.  Income Taxes

      The components of the income tax benefit were as follows:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Current

Foreign	$(2)	$(3)	$—

Deferred

Federal	30	28	170

State	—	—	—

Foreign	5	3	22

	35	31	192

Income tax benefit	$33	$28	$192

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Our income tax benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before extraordinary item as follows:

	Year Ended December 31,

	2000	1999	1998

	(in millions)

Income tax benefit at statutory rate	$261	$454	$599

State tax benefit, net	57	49	50

Amortization of goodwill	(10)	(10)	(10)

Increase in valuation allowance	(131)	(423)	(439)

Equity in losses of unconsolidated affiliates	(53)	(28)	(3)

Other	(91)	(14)	(5)

	$33	$28	$192

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2000	1999

	(in millions)

Deferred tax assets

Net operating loss carryforwards	$2,256	$2,126

Deferred interest	153	98

Foreign affiliates	11	29

Other	104	57

	2,524	2,310

Valuation allowance	(1,933)	(1,766)

	591	544

Deferred tax liabilities

Property, plant and equipment	125	83

Intangibles	1,257	1,127

Other	121	133

	1,503	1,343

Net deferred tax liability	$912	$799

      At December 31, 2000, we had $5.48 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2020, and $368 million of separate return net operating loss carryforwards which expire through 2017. The utilization of tax net operating losses may be subject to specified limitations.

      At December 31, 2000, our foreign subsidiaries had net operating loss carryforwards for income tax purposes in the following countries which expire through 2010: $128 million for Mexico, $192 million for Argentina, $45 million for Peru and $35 million for the Philippines. Additionally, our foreign subsidiaries had $249 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      A significant portion of our deferred tax liabilities will reverse after current net operating losses expire. After considering this and other factors, including recent operating results, we increased our valuation allowance by $167 million in 2000, $448 million in 1999 and $486 million in 1998.

9.  Commitments and Contingencies

      Operating Lease Commitments. We lease various equipment and office facilities under capital and operating leases. Leases for transmitter and receiver sites generally range from month-to-month to 20 years or are cancelable after a short notice period. Office facilities and equipment are leased under agreements with terms ranging from 1 to 15 years. The leases normally provide for the payment of minimum annual rentals and some leases include provisions for renewal options of up to 10 years.

      During December 1998, we completed a sale-leaseback transaction involving some switch equipment, which is accounted for as an operating lease. We received net proceeds of $110 million, resulting in a gain of $5 million. The gain, which has been deferred, is being amortized into rent expense on a straight-line basis over the initial seven-year lease term.

      For years subsequent to December 31, 2000, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in millions):

2001	$336

2002	318

2003	278

2004	227

2005	144

Thereafter	233

$1,536

      Total rental expense, net of rental income, was $302 million during 2000, $231 million during 1999 and $182 million during 1998.

      Other Commitments. In September 2000, we entered into a purchase agreement with Mobex Communications, Inc. to purchase 800 MHz and 900 MHz specialized mobile radio licenses and related assets located throughout the United States for a purchase price of $105 million in cash. The purchase price is subject to adjustments depending on the number of channels delivered at closing. We made refundable deposits in 2000 totaling $16 million of the purchase price, with the remaining $89 million payable at closing. The closing of this transaction is contingent upon various conditions including regulatory approval and the release of preexisting liens.

      Contingencies. Beginning in the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press, and some related complaints subsequently were filed with the Equal Employment Opportunity Commission. Those complaints have since been withdrawn. Together with the law firm that represents our current and former employees who have asserted these allegations, we have structured mutually acceptable arrangements for processing and resolving these claims. Substantially all of the claimants have agreed to have their claims addressed exclusively under these arrangements. Based on the specific claim details and our related investigative results to date, we do not believe that the claims that have come to our attention are likely to result in a material liability to us.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Mandatorily Redeemable Preferred Stock

	December 31,

	2000	1999

	(dollars in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009,

13% cumulative annual dividend; 756,185 and 665,376 shares issued; 756,174 and 665,365 shares outstanding, stated at liquidation value	$777	$683

Series E exchangeable preferred stock mandatorily redeemable 2010,

11.125% cumulative annual dividend; 1,015,397 and 909,871 shares issued; 1,015,383 and 909,857 shares outstanding; stated at liquidation value	1,029	922

Zero coupon convertible preferred stock mandatorily redeemable 2013,

no dividend; convertible into 4,779,386 and 11,523,529 shares of class A common stock; 245,245 and 591,308 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	75	165

	$1,881	$1,770

      Series D Preferred Stock. In 1997, we issued 0.5 million shares of our series D exchangeable preferred stock due 2009, liquidation preference of $1,000 per share, generating $482 million in net cash proceeds. Dividends on the series D preferred stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at our option in additional shares of series D preferred stock. Accrued but unpaid dividends were $21 million at December 31, 2000 and $18 million at December 31, 1999. The series D preferred stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock after July 15, 2002 at specified redemption prices. We may also choose to exchange the series D preferred stock, in whole but not in part, after July 15, 2002 into our subordinated debentures.

      Series E Preferred Stock. In 1998, we issued 0.8 million shares of our series E exchangeable preferred stock due 2010, liquidation preference of $1,000 per share, generating $728 million in net cash proceeds. Dividends on the series E preferred stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at our option, in additional shares of series E preferred stock. Accrued but unpaid dividends were $14 million at December 31, 2000 and $12 million at December 31, 1999. The series E preferred stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock after February 15, 2003 at specified redemption prices. We may also choose to exchange the series E preferred stock, in whole but not in part, after February 15, 2003 into our subordinated debentures.

      Zero Coupon Preferred Stock. In 1998, we issued 0.6 million shares of our zero coupon convertible preferred stock due 2013, liquidation preference of $1,000 per share at maturity, generating $145 million in net cash proceeds. The zero coupon preferred stock had an initial liquidation preference of $253.675 per share. No dividends will be payable with respect to the zero coupon preferred stock; however, the liquidation preference will accrete from the issuance date at an annual rate of 9.25% compounded quarterly. The zero coupon preferred stock is convertible at the option of the holders prior to redemption or maturity into our class A common stock at a conversion rate of 19.4882 shares of our class A common stock for each share of zero coupon preferred stock, subject to adjustment upon the occurrence of specified events. We may choose to redeem some or all of the preferred stock starting December 23, 2005, and the preferred stock may be tendered by the holders for acquisition by us on December 23, 2005 and 2008. The zero coupon preferred stock is mandatorily redeemable on December 23, 2013 at the fully accreted

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

liquidation preference of $1,000 per share. We may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with our class A common stock. During the first half of 2000, we issued 6.7 million shares of our class A common stock upon the conversion of $98 million in total accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate adjusted for the effect of the stock split.

11.  Capital Stock and Stock Rights

      Under our certificate of incorporation, we have the authority to issue 2,233,883,948 shares of capital stock as follows:

•	2,060,000,000 shares of class A voting common stock, par value $0.001 per share;

•	100,000,000 shares of class B nonvoting common stock, par value $0.001 per share;

•	26,941,933 shares of class A convertible redeemable preferred stock, stated value $36.75 per share;

•	82 shares of class B convertible preferred stock, stated value $1.00 per share;

•	26,941,933 shares of class C convertible redeemable preferred stock, stated value $36.75 per share;

•	1,600,000 shares of series D preferred stock, described in note 10;

•	2,200,000 shares of series E preferred stock described in note 10;

•	800,000 shares of zero coupon preferred stock described in note 10; and

•	15,400,000 shares of undesignated preferred stock, par value $0.01 per share.

      The following is a summary description of our capital stock.

Common Stock

      Holders of common stock are entitled to share equally, share for share, if dividends are declared on the common stock, whether payable in cash, property or securities. There is no provision for cumulative voting with respect to the election of directors.

      Class A Common Stock. The holders of our class A common stock are entitled to one vote per share on all matters submitted for action by the stockholders.

      Class B Common Stock. The holders of our nonvoting class B common stock have no right to vote on any matters submitted for action by the stockholders. However, the holders of the nonvoting class B common stock do have the right to vote as a separate class, with each share having one vote, on:

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

      Microsoft Transaction. In May 1999, Microsoft Corporation purchased 33.3 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $18.00. The agreements related to the transaction establish transfer restrictions that apply to the shares purchased by Microsoft and include an investor standstill provision. Additionally, we agreed to provide specified registration rights that apply to those shares. In connection with this transaction, we entered into agreements under which Microsoft provides specified Internet portal services and related assistance in connection with our Nextel Wireless Web service offering.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Equity Offering. In November 1999, we completed the public offering and sale of 67.6 million shares of our class A common stock at a price of $41.9063 per share. All of the shares sold were offered by us, and we received net proceeds of $2.75 billion from this offering.

      Stock Split. The financial information throughout these financial statements and related footnotes reflects the effect of a 2-for-1 stock split in the form of a stock dividend paid on June 6, 2000 to stockholders of record as of May 26, 2000.

Preferred Stock

      All outstanding shares of preferred stock described below are held by Digital Radio, L.L.C., an affiliate of Mr. Craig O. McCaw. As of December 31, 2000. Mr. McCaw and his affiliates beneficially owned 13% of our common equity, assuming the conversion of the preferred stock described below and the exercise of all presently exercisable options held by Mr. McCaw’s affiliates. See note 13.

      Class A Convertible Redeemable Preferred Stock. Each share of class A preferred stock is convertible at the election of the holder into six shares of class A common stock. Upon the occurrence of specified events, the shares of class A preferred stock automatically convert into shares of class A common stock on a six-for-one basis or into shares of class C preferred stock on a one-for-one basis. We may choose to redeem shares of class A preferred stock at a redemption price equal to the stated value of class A preferred stock plus the amount of any accrued or declared but unpaid dividends, upon the occurrence of specified events. The class A preferred stock only pays dividends under limited circumstances. Holders of class A preferred stock are entitled to six votes per share on all matters submitted for action by the stockholders except for the election of directors. The holders of class A preferred stock, voting separately as a class, are entitled to elect three class A directors or 25% of the members of our board of directors. Such directors will comprise the majority of the members of the operations committee.

      In December 2000, Digital Radio exercised its right to convert 0.2 million shares of class A preferred stock into 1.2 million shares of class A common stock.

      Class B Convertible Preferred Stock. Each share of nonvoting class B preferred stock is automatically converted on a one-for-one basis into shares of class A common stock if Digital Radio’s equity interest in us falls below specified levels or if specified transfers of class B preferred stock occur.

      Class C Convertible Redeemable Preferred Stock. Shares of class C preferred stock are issuable upon conversion of class A preferred stock upon specified events, on a share for share basis. The terms of the class C preferred stock are substantially the same as the terms of the class A preferred stock except that holders of class C preferred stock have no special voting rights in the election of directors, including the appointment of directors to the operations committee.

Ranking

      In the event of any liquidation, dissolution or winding up of our company or upon the distribution of our assets, all assets and funds remaining after payment in full of our debts and liabilities, and after the payment to the holders of the then outstanding preferred stock of the full preferential amounts to which they were entitled, would be divided and distributed among the holders of the class A common stock and nonvoting class B common stock ratably.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common Stock Reserved for Issuance

      As of December 31, 2000, we had reserved class A common stock for future issuance as detailed below (in millions).

4.75% convertible debt conversion rights	15.0

5.25% convertible debt conversion rights	15.5

Zero coupon preferred stock conversion rights	4.8

Class A preferred stock conversion rights	46.2

Class B common stock conversion rights	35.7

Incentive equity plan	155.7

Options held by affiliates and warrants outstanding	12.0

Employee stock purchase plan	7.2

Acquisitions	12.6

304.7

12.  Stock and Employee Benefit Plans

      Employee Stock Option Plan. Our Incentive Equity Plan provides for the issuance of up to 180.0 million shares of class A common stock to officers and employees. Generally, nonqualified stock options outstanding under our stock option plan:

•	are granted at prices equal to the market value of the stock on the grant date;

•	vest ratably over a four year service period; and

•	expire ten years subsequent to award.

If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel, then that holder’s unvested options will immediately vest or otherwise become exercisable, subject to some limits.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      A summary of the Incentive Equity Plan stock option activity is as follows (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1997	30.4	$8.66

Granted	16.6	13.15

Exercised	(3.1)	5.90

Canceled	(3.3)	10.73

Outstanding, December 31, 1998	40.6	10.32

Granted	18.2	17.20

Exercised	(12.0)	9.18

Canceled	(5.1)	13.17

Outstanding, December 31, 1999	41.7	13.19

Granted	24.1	61.19

Exercised	(7.0)	10.58

Canceled	(4.4)	34.88

Outstanding, December 31, 2000	54.4	32.89

Exercisable, December 31, 1998	11.0	9.07

Exercisable, December 31, 1999	9.2	9.98

Exercisable, December 31, 2000	13.2	12.05

      Following is a summary of the status of stock options outstanding and exercisable at December 31, 2000 (shares in millions):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Life	Exercise		Exercise
Price Range	Shares	Remaining	Price	Shares	Price

$ 2.08 – $13.16	9.9	5.25 years	$8.11	6.6	$7.98

13.28 – 15.14	8.7	7.12 years	13.32	3.4	13.30

15.28	10.8	8.13 years	15.28	1.9	15.28

15.38 – 39.94	2.9	7.54 years	25.53	1.1	22.28

41.00 – 61.19	2.0	9.31 years	53.99	0.1	45.32

61.94 – 79.59	20.1	9.13 years	61.97	0.1	61.94

	54.4			13.2

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a two to four year service period. An accelerated vesting schedule may be triggered in the event of a change in control of our company. During the year ended December 31, 2000, we granted 0.2 million deferred shares having a weighted average fair value at grant date of $52.59. During the year ended December 31, 1999, we granted 1.0 million deferred shares having a weighted average fair value at grant date of $25.49. We did not grant any deferred shares in 1998.

      Employee Stock Purchase Plan. Under the 1996 Employee Stock Purchase Plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value on the first or last day of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 10.0 million shares are authorized for purchase under the plan. The Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2000 – 0.5 million shares at $35.32; 1999 – 0.9 million shares at $12.70; and 1998 – 0.8 million shares at $10.19.

      Options Held by Affiliates and Warrants Outstanding. The following is a summary of outstanding options held by affiliates (see note 13) and warrants for the purchase of class A common stock (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1997	111.6	$8.53

Exercised	(55.0)	8.13

Expired	(0.4)	21.58

Outstanding, December 31, 1998	56.2	8.85

Exercised	(44.0)	8.51

Outstanding, December 31, 1999	12.2	10.04

Exercised	(0.2)	11.81

Outstanding, December 31, 2000	12.0	10.02

Exercisable, December 31, 1998	55.5	8.89

Exercisable, December 31, 1999	11.8	10.18

Exercisable, December 31, 2000	12.0	10.02

      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2000	1999	1998

Expected stock price volatility	51% – 59%	51%	51%

Risk-free interest rates	4.9% – 6.9%	4.7% – 6.5%	4.6% – 6.7%

Expected life of option and deferred share grants in years	3 – 5	2 – 5	8

Expected life of stock purchase plan grants in years	0.25	0.25	0.25

Expected dividend yield	0%	0%	0%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. The weighted average estimated fair value of our stock options granted during 2000 was $32.39, during 1999 was $8.69 and during 1998 was $8.30.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our loss and loss per common share attributable to common stockholders would have been as follows:

	Year Ended December 31,

	2000	1999	1998

Loss attributable to common stockholders (in millions)

As reported	$(1,024)	$(1,530)	$(1,801)

Pro forma	$(1,290)	$(1,631)	$(1,883)

Loss per share attributable to common stockholders, basic and diluted

As reported	$(1.35)	$(2.39)	$(3.23)

Pro forma	$(1.71)	$(2.55)	$(3.38)

      Our stock options are nontransferable, except to family members or by will, as provided for in the Incentive Equity Plan, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

      Nextel International Stock Option Plans. Generally, options outstanding under the Nextel International 1997 Employee Stock Option Plan:

•	are granted at fair value, based on periodic valuations of Nextel International in accordance with the terms of the plan;

•	vest ratably over a four-year service period; and

•	expire ten years subsequent to the award date.

      In June 2000, Nextel International’s board of directors ratified the Nextel International Incentive Equity Plan that was adopted by the plan administration committee in May 2000. The plan provides for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to Nextel International’s nonaffiliate directors, its officers, including officers who are members of its board of directors, and other key employees, consultants and advisors. Options to purchase shares of Nextel International’s common stock may be at prices equal to or greater than market price on the date of grant. Generally, options outstanding under this plan vest over a four year service period and expire ten years subsequent to the award date. If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel International, then that holder’s unvested options and other equity awards will immediately vest or otherwise become exercisable, subject to some limitations.

      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 15% of their compensation and be fully vested over five years of employment. Through December 31, 2000, we provided a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were $6 million during 2000, $5 million during 1999 and $4 million during 1998.

      Under our Cash Compensation Deferral Plan, we provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus. We may, but are not obligated to, make discretionary contributions. Distribution payments are made at retirement, death, disability or termination of employment. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. Deferred revenue and other liabilities include $7 million as of December 31, 2000 and $4 million as of December 31, 1999, representing

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferrals made by participating employees and investment earnings based on hypothetical investment elections.

13.  Related Party Transactions

      One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid $14 million during both 2000 and 1999 and $8 million during 1998 to CommScope for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of $1 million at both December 31, 2000 and at December 31, 1999.

      A member of our board of directors is the chairman of the board and chief executive officer of XO Communications, Inc. Two other members of our board of directors also serve on the board of directors of XO Communications. Additionally, Mr. McCaw holds rights to shares representing a majority of the voting interest of XO Communications. In February 1998, the FCC commenced an auction of Local Multipoint Distribution Service spectrum. In connection with this auction, we entered into a joint venture through NEXTBAND Communications, L.L.C. with XO Communications. We had a 50% interest in NEXTBAND. At the conclusion of the spectrum auction, NEXTBAND had submitted $135 million in winning bids. Under the terms of the joint venture, we made $68 million in payments to the FCC representing our share of the bid amount. In June 1999, we sold our 50% interest in NEXTBAND to XO Communications for $138 million in cash and recognized a gain of $70 million, which is included in other income.

      Motorola. As of December 31, 2000, Motorola beneficially owned 14% of our common equity, assuming the conversion of its investment in shares of our class B common stock. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to penalties based on a percentage of the commitment shortfall. As described in note 6, we have various equipment financing agreements with Motorola. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training and are reimbursed for costs we incur under various marketing and promotional arrangements. We paid $2.65 billion during 2000, $1.72 billion during 1999 and $1.54 billion during 1998 for these goods and services. Net amounts payable to Motorola were $401 million at December 31, 2000 and $426 million at December 31, 1999.

      In December 2000, we entered into a purchase agreement with Motorola under which we will purchase substantially all of the assets used in Motorola’s 900 MHz specialized mobile radio business for a purchase price of $58 million in cash. We made a deposit in December 2000 for $5 million, with the remaining purchase price payable at closing. The purchase price is subject to adjustments depending on the number of channels and customers delivered at closing. The closing of the transaction is contingent upon various conditions including regulatory approval.

      McCaw Affiliates. In July 1999, Digital Radio exercised in full the outstanding option that was scheduled to expire on that date to purchase 30.0 million shares of class A common stock for an aggregate purchase price of $278 million. As of December 31, 2000, Digital Radio holds an outstanding exercisable option, expiring in July 2001, to purchase 10.0 million shares of class A common stock at an exercise price of $10.75 per share.

      Under the terms of a management support agreement, Eagle River, Inc., an affiliate of Mr. Craig O. McCaw, provides management and consulting services from time to time as requested for about $0.2 million per year. Also in consideration for these services, we entered into an incentive option

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreement in 1995 granting Eagle River an option to purchase an aggregate of up to 2.0 million shares of class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable with respect to all 2.0 million shares. We recorded compensation expense in connection with these agreements of $7 million in 1999 and $1 million in 1998.

      In July 1998, Option Acquisition, L.L.C., an affiliate of Mr. Craig O. McCaw, exercised its options to purchase 30.0 million shares of class A common stock at $8.00 per share and a second option to purchase 20.0 million shares of class A common stock at $9.00 per share in a cashless transaction, resulting in the issuance of 19.9 million shares of class A common stock.

      In 1998, an affiliate of Digital Radio sold an aircraft to a subsidiary of ours for $8 million in cash and 0.1 million shares of our class A common stock.

14.  Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We evaluate performance based on earnings (losses) before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment earnings (losses).

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Intercompany
	Domestic	International	Eliminations	Consolidated

	(in millions)

2000

Operating revenues	$5,385	$330	$(1)	$5,714

Segment earnings (losses)	1,395	(133)	2	1,264

Depreciation and amortization	(1,104)	(161)	—	(1,265)

Interest expense	(996)	(249)	—	(1,245)

Interest income	374	22	—	396

Realized gain on exchange of investment	35	240	—	275

Equity in losses of unconsolidated affiliates	(98)	(54)	—	(152)

Other expense, net	(3)	(14)	—	(17)

Loss before income tax benefit and extraordinary item	$(397)	$(349)	$2	$(744)

Property, plant and equipment, net	$7,721	$1,070	$—	$8,791

Identifiable assets	$19,687	$3,193	$(194)	$22,686

Capital expenditures	$2,976	$567	$—	$3,543

1999

Operating revenues	$3,662	$124	$—	$3,786

Segment earnings (losses)	698	(163)	—	535

Depreciation and amortization	(896)	(108)	—	(1,004)

Interest expense	(698)	(180)	—	(878)

Interest income	87	9	—	96

Equity in losses of unconsolidated affiliates	(42)	(31)	—	(73)

Other income (expense), net	73	(47)	—	26

Loss before income tax benefit and extraordinary item	$(778)	$(520)	$—	$(1,298)

Property, plant and equipment, net	$5,613	$539	$—	$6,152

Identifiable assets	$16,695	$1,682	$33	$18,410

Capital expenditures	$1,908	$173	$—	$2,081

1998

Operating revenues	$2,228	$67	$—	$2,295

Segment losses	(99)	(121)	—	(220)

Depreciation and amortization	(776)	(56)	—	(832)

Interest expense	(549)	(107)	—	(656)

Interest income	17	17	—	34

Equity in losses of unconsolidated affiliates	—	(12)	—	(12)

Other (expense) income, net	(44)	19	—	(25)

Loss before income tax benefit and extraordinary item	$(1,451)	$(260)	$—	$(1,711)

Property, plant and equipment, net	$4,384	$531	$—	$4,915

Identifiable assets	$10,099	$1,601	$(127)	$11,573

Capital expenditures	$1,905	$376	$—	$2,281

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in millions, except per share amounts)

2000

Operating revenues (note 1)	$1,175	$1,365	$1,528	$1,646

Operating (loss) income	(52)	(13)	44	20

Income tax benefit	8	8	8	9

Loss before extraordinary item	(279)	(241)	(184)	(7)

Loss attributable to common stockholders	(435)	(292)	(236)	(61)

Loss per share before extraordinary item attributable to common stockholders	$(0.45)	$(0.38)	$(0.31)	$(0.08)

Extraordinary item (note 6)	(0.14)	—	—	—

Basic and diluted loss per share attributable to common stockholders	$(0.59)	$(0.38)	$(0.31)	$(0.08)

1999

Operating revenues	$774	$911	$1,010	$1,091

Operating loss	(193)	(134)	(86)	(56)

Income tax benefit	10	7	8	3

Loss before extraordinary item	(439)	(268)	(312)	(251)

Loss attributable to common stockholders	(485)	(315)	(361)	(369)

Loss per share before extraordinary item attributable to common stockholders	$(0.83)	$(0.52)	$(0.55)	$(0.42)

Extraordinary item (note 6)	—	—	—	(0.10)

Basic and diluted loss per share attributable to common stockholders	$(0.83)	$(0.52)	$(0.55)	$(0.52)

     Operating income for the fourth quarter of 2000 includes adjustments related to changes in accounting estimates which resulted in additional depreciation expense of $17 million and a decrease in cost of revenues of $13 million. The net effect of these adjustments had no impact on loss per share attributable to common stockholders for the quarter ended December 31, 2000. As described in note 4, we recorded a $275 million realized gain on the exchange of an investment in the fourth quarter of 2000.

     The sum of the quarterly loss per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

16.  Subsequent Events

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the issuance and sale in a private placement of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable semiannually beginning August 1, 2001 at a rate of 9.5% per year. We may choose to redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If these notes are not registered with the Securities and Exchange Commission by August 1, 2001, the interest rate on the notes will increase by 0.5% per year until the notes are registered or until other specific conditions are satisfied.

      Arch Wireless. In January 2001, we agreed to purchase specified 900 MHz specialized mobile radio licenses from Arch Wireless, Inc. for an aggregate purchase price of $175 million and an investment of $75 million in a new Arch Wireless equity issue of redeemable cumulative preferred stock. In February 2001, we advanced to Arch Wireless the $175 million purchase price and the $75 million investment in the form of two loans which accrue interest until the necessary regulatory approvals to permit transfer of the 900 MHz licenses to us are obtained. Upon transfer of the licenses to us, Arch Wireless’ obligation to repay the $175 million loan obligation will be satisfied, and the $75 million of loans will be converted into the new series of preferred stock of Arch Wireless. Arch Wireless will pay accrued interest on the two loans by issuing us shares of its common stock at closing. The closing of this purchase is subject to customary conditions.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
As of December 31, 2000 and 1999
(in millions)

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $1,265 in 1999 is restricted	$1,824	$3,964

Short-term investments	2,015	1,067

Prepaids expenses and other	8	27

Total current assets	3,847	5,058

Investments in subsidiaries	8,468	8,598

Property, plant and equipment, net	221	92

Intangible assets, net	151	181

Deferred income taxes	70	122

	$12,757	$14,051

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$202	$225

Current portion of long-term debt	—	1,130

Total current liabilities	202	1,355

Due to subsidiaries	1,869	2,757

Long-term debt	6,777	5,595

Mandatorily redeemable preferred stock	1,881	1,770

Stockholders’ equity	2,028	2,574

	$12,757	$14,051

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2000, 1999 and 1998
(in millions)

	2000	1999	1998

Operating expenses

Selling, general and administrative	$91	$71	$183

Depreciation and amortization	63	25	7

	154	96	190

Other income (expense)

Interest expense	(608)	(512)	(411)

Interest income	302	62	10

Intercompany income (expense)	608	(124)	—

Intercompany management fee (note 3)	91	71	183

Equity in net losses of subsidiaries	(961)	(675)	(1,168)

Other, net	11	(7)	(1)

	(557)	(1,185)	(1,387)

Loss before income tax benefit and extraordinary item	(711)	(1,281)	(1,577)

Income tax benefit	—	11	58

Loss before extraordinary item	(711)	(1,270)	(1,519)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	(104)	(68)	(133)

Net loss	(815)	(1,338)	(1,652)

Mandatorily redeemable preferred stock dividends	(209)	(192)	(149)

Loss attributable to common stockholders	$(1,024)	$(1,530)	$(1,801)

Comprehensive loss, net of income tax

Net loss	$(815)	$(1,338)	$(1,652)

Net unrealized gain (loss) on available-for-sale securities:

Unrealized holding gains (losses) arising during the period	225	142	(23)

Reclassification adjustment for gain included in net loss	(275)	—	—

Foreign currency translation adjustment	4	(114)	(24)

Comprehensive loss	$(861)	$(1,310)	$(1,699)

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT  (continued)

Condensed Statement of Cash Flows
For the Years ended December 31, 2000, 1999 and 1998
(in millions)

	2000	1999	1998

Cash flows from operating activities

Net loss	$(815)	$(1,338)	$(1,652)

Adjustment to reconcile net loss to net cash used in operating activities	366	508	530

Net cash used in operating activities	(449)	(830)	(1,122)

Cash flows from investing activities

Purchases of short-term investments	(5,123)	(1,059)	—

Proceeds from maturities and sales of short-term investments	4,272	—	—

Other investments and advances (to) from affiliates	(634)	55	(190)

Capital expenditures	(176)	(24)	(75)

Payments for acquisitions, net of cash acquired	—	—	(42)

Net cash used in investing activities	(1,661)	(1,028)	(307)

Cash flows from financing activities

Issuance of debt securities	1,150	2,600	1,296

Retirement of debt securities	(1,208)	(546)	(741)

Sale of common stock and exercise of stock options, warrants and other	74	3,819	30

Issuance of redeemable preferred stock	—	—	900

Debt financing costs and other	(46)	(52)	(59)

Net cash (used in) provided by financing activities	(30)	5,821	1,426

Net (decrease) increase in cash and cash equivalents	(2,140)	3,963	(3)

Cash and cash equivalents, beginning of period	3,964	1	4

Cash and cash equivalents, end of period	$1,824	$3,964	$1

NEXTEL COMMUNICATIONS, INC.

(Parent only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT  (continued)

Notes to Condensed Financial Statements

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3.	The parent company has an agreement with each of its wholly owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services.

4.	In 2000, the parent company allocated its interest expense to its domestic subsidiaries in the amount of $608 million.

5.	We have reclassified some prior period amounts to conform to our current year presentation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

			(1)
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2000

Allowance for doubtful accounts	$75	$179	$6	$(156)	$104

Reserve for inventory obsolescence	$19	$11	$—	$(8)	$22

Valuation allowance for deferred tax assets	$1,766	$167	$—	$—	$1,933

Year Ended December 31, 1999

Allowance for doubtful accounts	$63	$152	$—	$(140)	$75

Reserve for inventory obsolescence	$13	$12	$—	$(6)	$19

Valuation allowance for deferred tax assets	$1,318	$448	$—	$—	$1,766

Year Ended December 31, 1998

Allowance for doubtful accounts	$57	$82	$1	$(77)	$63

Reserve for inventory obsolescence	$11	$22	$—	$(20)	$13

Valuation allowance for deferred tax assets	$832	$486	$—	$—	$1,318

(1)	Primarily allowances of acquired companies.