Form 10-Q
period 2001-03-31
NEXTEL COMMUNICATIONS INC
filed 2001-05-15
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2001

Class A Common Stock, $0.001 par value	729,376,929
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.
		Condensed Consolidated Balance Sheets

		As of March 31, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three Months Ended March 31, 2001 and 2000	4

		Condensed Consolidated Statement of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2001	5

		Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Part II	Other Information.

	Item 1.	Legal Proceedings	24

	Item 6.	Exhibits and Reports on Form 8-K	24

PART I – FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2001 and December 31, 2000
(in millions)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents, of which $215 and $474 is restricted	$3,382	$2,609

Short-term investments	1,437	2,065

Accounts and notes receivable, less allowance for doubtful accounts of $122 and $104	864	864

Handset and accessory inventory	200	183

Prepaid expenses and other current assets	527	737

Total current assets	6,410	6,458

Property, plant and equipment, net of accumulated depreciation of $2,814 and $2,482	9,303	8,791

Intangible assets, net of accumulated amortization of $1,156 and $1,101	6,024	5,982

Investments and other assets	1,525	1,455

	$23,262	$22,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$2,131	$2,197

Due to related parties	350	423

Current portion of long-term debt, capital lease and finance obligations	106	102

Total current liabilities	2,587	2,722

Long-term debt	15,121	13,763

Capital lease and finance obligations	860	866

Deferred income taxes and other	1,376	1,426

Total liabilities	19,944	18,777

Contingencies (note 3)

Mandatorily redeemable preferred stock	1,937	1,881

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	283	283

Common stock, class A, 729 and 727 shares issued and outstanding	1	1

Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,333	8,370

Accumulated deficit	(6,926)	(6,554)

Treasury stock, at cost	(2)	(2)

Deferred compensation, net	(28)	(28)

Accumulated other comprehensive loss	(280)	(42)

Total stockholders’ equity	1,381	2,028

	$23,262	$22,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2001 and 2000
(in millions, except per share amounts)
Unaudited

	2001	2000

Operating revenues	$1,742	$1,175

Operating expenses

Cost of revenues	698	436

Selling, general and administrative	726	511

Depreciation and amortization	394	280

	1,818	1,227

Operating loss	(76)	(52)

Other income (expense)

Interest expense	(358)	(278)

Interest income	79	83

Other, net	(31)	(40)

	(310)	(235)

Loss before income tax benefit and extraordinary item	(386)	(287)

Income tax benefit	14	8

Loss before extraordinary item	(372)	(279)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	—	(104)

Net loss	(372)	(383)

Mandatorily redeemable preferred stock dividends	(56)	(52)

Loss attributable to common stockholders	$(428)	$(435)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(0.56)	$(0.45)

Extraordinary item	—	(0.14)

	$(0.56)	$(0.59)

Weighted average number of common shares outstanding	764	742

Comprehensive loss, net of income tax

Unrealized (loss) gain on available-for-sale securities, net	$(162)	$37

Foreign currency translation adjustment	(46)	19

Cash flow hedge:

Cumulative effect of accounting change	(20)	—

Reclassification of transition adjustment included in net loss	2	—

Unrealized loss on cash flow hedge	(12)	—

Other comprehensive (loss) income	(238)	56

Net loss	(372)	(383)

	$(610)	$(327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2001
(in millions)
Unaudited

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock				Treasury Stock
							Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount

Balance, January 1, 2001	8	$283	727	$1	36	$—	$8,370	$(6,554)	—	$(2)

Net loss								(372)

Other comprehensive loss

Issuance of common stock:

Exercise of options			2	—			10

Employee stock purchase plan							6		—	—

Deferred compensation							3

Mandatorily redeemable preferred stock dividends							(56)

Balance, March 31, 2001	8	$283	729	$1	36	$—	$8,333	$(6,926)	—	$(2)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Deferred	Comprehensive
	Compensation	Loss	Total

Balance, January 1, 2001	$(28)	$(42)	$2,028

Net loss			(372)

Other comprehensive loss		(238)	(238)

Issuance of common stock:

Exercise of options			10

Employee stock purchase plan			6

Deferred compensation	—		3

Mandatorily redeemable preferred stock dividends			(56)

Balance, March 31, 2001	$(28)	$(280)	$1,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000
(in millions)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(372)	$(383)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes, net of accreted interest capitalized	126	100

Provision for losses on accounts receivable	63	27

Stock-based compensation	4	2

Depreciation and amortization	394	280

Equity in losses of unconsolidated affiliates	21	35

Foreign currency transaction losses (gains), net	10	(12)

Income tax benefit	(14)	(8)

Extraordinary loss on early retirement of debt	—	104

Other, net	(10)	16

Change in assets and liabilities:

Accounts and notes receivable	(60)	(66)

Handset and accessory inventory	(20)	2

Other assets	182	(16)

Accounts payable, accrued expenses and other	(15)	169

Net cash provided by operating activities	309	250

Cash flows from investing activities

Capital expenditures	(1,005)	(697)

Proceeds from maturities and sales of short-term investments	1,815	894

Purchases of short-term investments	(1,163)	(919)

Payments for other investments and licenses	(426)	(56)

Net cash used in investing activities	(779)	(778)

Cash flows from financing activities

Issuance of debt securities	1,250	1,150

Retirement of debt securities	—	(1,208)

Borrowings under long-term credit facilities	—	1,060

Repayments under long-term credit facilities	(25)	(3)

Proceeds from exercise of stock options	10	46

Proceeds from finance obligation	17	32

Debt financing costs and other	(10)	(51)

Net cash provided by financing activities	1,242	1,026

Effect of exchange rate changes on cash and cash equivalents	1	1

Net increase in cash and cash equivalents	773	499

Cash and cash equivalents, beginning of period	2,609	4,701

Cash and cash equivalents, end of period	$3,382	$5,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1.  Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000. You should also read Nextel International, Inc.’s annual report on Form 10-K for the year ended December 31, 2000 for matters related to the operations of Nextel International, our indirect, substantially wholly owned subsidiary. You should not expect the results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. Nextel International and its subsidiaries held cash and cash equivalents of $215 million at March 31, 2001 and $474 million at December 31, 2000 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements.

     Accumulated Other Comprehensive Loss.

	March 31,	December 31,
	2001	2000

	(in millions)

Unrealized (loss) gain on available-for-sale securities, net	$(70)	$92

Cumulative foreign currency translation adjustment	(180)	(134)

Cumulative effect of accounting change	(18)	—

Unrealized loss on cash flow hedge	(12)	—

	$(280)	$(42)

  Supplemental Cash Flow Information.

	Three Months
	Ended
	March 31,

	2001	2000

	(in millions)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$1,005	$697

Noncash items, including accreted interest capitalized	(125)	95

	$880	$792

Cash paid for interest, net of amounts capitalized	$189	$152

      Accounting Change and New Accounting Pronouncements. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, we recorded a $20 million transition adjustment in other comprehensive loss as a cumulative effect of a change in accounting principle. We will reclassify this

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

amount into interest expense over the lives of the respective interest rate swaps, including $8 million during the twelve months ending December 31, 2001.

      We hedge the cash flows on some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      As of March 31, 2001, we have recognized all derivatives at their fair values of $84 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $12 million, representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense in the same period during which the hedged item affects interest expense. We will reclassify $10 million of this amount into interest expense during the twelve months ending March 31, 2002. The ineffective portion of the change in fair value of our cash flow hedge and changes in the fair values of our derivative instruments not qualifying for hedge accounting are recognized in our statement of operations in the period of the change. For the three months ended March 31, 2001, interest expense includes an unrealized loss of $4 million representing changes in the fair values of our derivative instruments not qualifying as hedges and $0 relating to the ineffective portion of the change in fair value of our cash flow hedge.

      In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. The adoption of EITF Issue No. 00-14 on April 1, 2001 did not have a material impact on our financial position or results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales of $73 million during the first quarter of 2001 and $81 million during the first quarter of 2000 and equal amounts of cost of revenues for both periods, attributable to handset sales previously reported in periods prior to 2000.

Note 2.  Long-Term Debt, Capital Lease and Finance Obligations

	March 31,	December 31,
	2001	2000

	(dollars in millions)

13% senior redeemable discount notes due 2007, issued by Nextel International, net of unamortized discount of $129 and $156	$822	$795

10.65% senior redeemable discount notes due 2007, net of unamortized discount of $118 and $136	722	704

9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $157 and $180	972	949

4.75% convertible senior notes due 2007	354	354

9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $270 and $303	1,357	1,324

12.125% senior serial redeemable discount notes due 2008, issued by Nextel International, net of unamortized discount of $156 and $172	574	558

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	March 31,	December 31,
	2001	2000

	(dollars in millions)

12% senior serial redeemable notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% senior serial redeemable notes due 2009	2,000	2,000

5.25% convertible senior notes due 2010	1,150	1,150

12.75% senior serial redeemable notes due 2010, issued by Nextel International, net of unamortized discount of $9 and $9	641	641

9.5% senior serial redeemable notes due 2011	1,250	—

Bank credit facility	4,500	4,500

Nextel International credit facilities	515	524

Other long-term debt	2	2

Total long-term debt	15,155	13,797

Less current portion	(34)	(34)

	$15,121	$13,763

Capital lease obligation	$253	$260

Finance obligation	679	674

Total capital lease and finance obligations	932	934

Less current portion	(72)	(68)

	$860	$866

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the issuance and sale in a private placement of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable semiannually beginning August 1, 2001 at a rate of 9.5% per year. We may choose to redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If an exchange offer of new notes, without restrictive transfer legends, for these notes is not consummated by August 1, 2001, the interest rate on the notes will increase by 0.5% per year until this exchange offer is completed or until other specified conditions are met.

Note 3.  Contingencies

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

      See “Part II, Item 1. Legal Proceedings” for a discussion of other legal matters.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4.  Mandatorily Redeemable Preferred Stock

	March 31,	December 31,
	2001	2000

	(dollars in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 780,772 and 756,185 shares issued; 780,761 and 756,174 shares outstanding; stated at liquidation value	$802	$777

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 1,043,652 and 1,015,397 shares issued; 1,043,638 and 1,015,383 shares outstanding; stated at liquidation value	1,058	1,029

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	77	75

	$1,937	$1,881

Note 5.  Segment Reporting

      We operate in two business segments, domestic and international. These reportable segments are strategic business units in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We evaluate performance based on earnings (losses) before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment earnings (losses).

	For the Three Months Ended March 31, 2001

			Intercompany
	Domestic	International	Eliminations	Consolidated

	(in millions)

Operating revenues	$1,603	$139	$—	$1,742

Segment earnings (losses)	$353	$(34)	$(1)	$318

Depreciation and amortization	(338)	(56)	—	(394)

Interest expense	(286)	(72)	—	(358)

Interest income	74	5	—	79

Other (expense) income, net	(21)	(10)	—	(31)

Loss before income tax benefit and extraordinary item	$(218)	$(167)	$(1)	$(386)

Capital expenditures	$660	$220	$—	$880

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Three Months Ended March 31, 2000

			Intercompany
	Domestic	International	Eliminations	Consolidated

	(in millions)

Operating revenues	$1,123	$52	$—	$1,175

Segment earnings (losses)	$262	$(34)	$—	$228

Depreciation and amortization	(247)	(33)	—	(280)

Interest expense	(226)	(52)	—	(278)

Interest income	83	—	—	83

Other (expense) income, net	(48)	8	—	(40)

Loss before income tax benefit and extraordinary item	$(176)	$(111)	$—	$(287)

Capital expenditures	$675	$117	$—	$792

	As of March 31, 2001

					As of December 31, 2000

Property, plant and equipment, net	$8,080	$1,223	$—	$9,303	$7,721	$1,070	$—

Identifiable assets	$20,258	$2,993	$11	$23,262	$19,687	$3,193	$(194)

[Additional columns below]

[Continued from above table, first column(s) repeated]

As of
December
31, 2000

Property, plant and equipment, net	$8,791

Identifiable assets	$22,686

Note 6.  Subsequent Event

      In early May 2001, we purchased 800 MHz and 900 MHz specialized mobile radio licenses and related assets from Mobex Communications, Inc. for a cash purchase price of $102 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2000 annual report on Form 10-K. Historical results may not indicate future performance. See “Forward Looking Statements.”

      Our consolidated financial statements include the accounts of Nextel International, Inc. and its consolidated subsidiaries. However, additional more detailed and focused information relating to Nextel International may be found in the periodic and other reports filed by Nextel International with the Securities and Exchange Commission pursuant to the rules under the Securities Exchange Act of 1934.

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

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, Nextel International. Nextel International, through its subsidiaries, provides wireless communications services in and around various major metropolitan market areas in Latin America and the Philippines, referred to as its managed markets. Additionally, Nextel International has investments in wireless communications providers in Canada and Japan and owns analog specialized mobile radio companies in Chile.

      As of March 31, 2001:

•	we provided service to about 7,198,500 digital handsets in the United States;

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc., our affiliate providing service in small and medium sized markets, was operational in 184 of the top 200 metropolitan statistical areas in the United States; and

•	Nextel International provided service to about 934,800 digital handsets in its managed markets.

      In January 2001, we opened our fifth customer care center in Temple, Texas and expect to open a sixth center near Bremerton, Washington in the second half of 2001. With the addition of these new customer care centers, we expect to be well positioned to handle the core needs of our growing customer base as we expand our product and service offerings.

      In January 2001, we agreed to purchase specified 900 MHz specialized mobile radio licenses from Arch Wireless, Inc. for an aggregate cash purchase price of $175 million and an investment of $75 million in a new Arch Wireless equity issue of redeemable cumulative preferred stock. In February 2001, we advanced to Arch Wireless the $175 million purchase price and the $75 million investment in the form of two loans which accrue interest until the necessary regulatory approvals to permit transfer of the 900 MHz licenses to us are obtained. Upon transfer of the licenses to us, Arch Wireless’ obligation to repay the $175 million loan will be satisfied, and the $75 million loan will be converted into the new series of preferred stock of Arch Wireless. Arch Wireless will pay accrued interest on the two loans by issuing us shares of its common stock at closing. The closing of this purchase is subject to customary conditions.

      In February 2001, William E. Conway, Jr. was appointed Chairman of our board of directors, replacing Daniel F. Akerson, who remains on our board. Mr. Conway has served as one of our directors since February 1997. In April 2001, we announced that James F. Mooney had been named our Executive Vice President and Chief Operating Officer, replacing Steven P. Dussek.

      In February 2001, we introduced the “i2000plus™” handset, our first global handset with Internet capabilities. The i2000plus, like the “i2000™,” is a dual-mode handset manufactured by Motorola that operates on both iDEN technology and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. As of March 31, 2001, a customer using the i2000 or i2000plus could roam in more than 80 countries worldwide with the convenience of one phone, one number and one bill.

      In April 2001, we introduced the “i85s™” and the “i50sx™” handsets, which are part of a new platform of handsets with embedded Java™ technology. These new handsets, developed and manufactured by Motorola, combine the qualities of our Internet capable handsets with additional features and functionality such as the ability to download Java-based applications, wireless synchronization capabilities and voice activated dialing and recorder features. As more Java-based applications are developed, we expect our customers to be able to download the associated new software onto their handsets from our website.

      In May 2001, we purchased a substantial portion of the operations, assets and rights associated with about 200 retail stores from Let’s Talk Cellular & Wireless, Inc., a specialty cellular and wireless retailer, for a cash purchase price of about $32 million subject to adjustments. The stores are being rebranded as Nextel stores and will serve as additional points of contact for existing and new customers.

      In May 2001, we announced a domestic restructuring, including a 5% workforce reduction, designed to reduce operating costs and improve operating efficiencies. We will record a restructuring charge related to these actions in the second quarter of 2001.

Results of Operations

Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$1,603	92%	$1,123	96%	$480	43%

International	139	8%	52	4%	87	167%

Operating revenues	$1,742	100%	$1,175	100%	$567	48%

Digital handsets in service at end of period
for consolidated subsidiaries (in
thousands)
					Handsets	Percent

Domestic	7,199	—	5,056	—	2,143	42%

International	935	—	359	—	576	160%

      The increase in domestic operating revenues from the first quarter of 2000 to the first quarter of 2001 consists of a 45% increase in wireless service and other revenues of $463 million to $1.5 billion and a 19% increase in revenues from digital handset and accessory sales of $17 million to $108 million. We continue to sell handsets at prices below our cost to attract new customers and as handset upgrade and retention inducements for existing customers. Additionally, as competition has intensified, the prices at which we sell handsets to our new and existing customers have declined. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in number of handsets sold. However, for the remainder of 2001, this effect may be mitigated as we raise prices on existing handsets and introduce more feature rich and higher priced handsets, which we believe may allow us to limit the level of subsidy required to attract and retain customers in our targeted segments.

      Domestic service and other revenues increased principally as a result of a 42% increase in domestic handsets in service. Average monthly revenue per domestic handset decreased slightly from about $72 during the first quarter of 2000 to about $71 during the first quarter of 2001. Additionally, as compared to the first quarter of 2000, average monthly minutes of use per subscriber increased 16% in the first quarter of 2001 to about 510 minutes, which we attribute to increased phone usage primarily driven by the introduction of pricing plans designed to provide additional value to our customers. These new pricing plans, developed in part to meet competitive demands, generally provide lower per-minute rates made available in conjunction with fixed-rate service plans. These plans typically include a fixed amount of interconnect minutes combined with unlimited digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price. The growth in handsets in service is the result of a number of factors, principally:

•	lower priced handsets reflecting more aggressive promotions during the fourth quarter of 2000 and the first quarter of 2001;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	differentiated products and services, including Nextel Direct Connect;

•	increased brand name recognition through our indirect distribution channels;

•	increased advertising and marketing campaigns;

•	increased sales force and marketing staff; and

•	improved quality of service.

      Our average monthly revenue per domestic handset may decrease in the future if our customers migrate to lower priced service offering packages or if competitive pressures require us to:

•	further restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or packages that may be offered by providers launching their service, or particular new product or service offerings, in a particular market.

      Operating revenues for our international operations increased from the first quarter of 2000 to the first quarter of 2001 primarily as a result of a 160% increase in the number of digital handsets in service in Nextel International’s managed markets, particularly in its Brazilian and Mexican markets. Additionally, the introduction of higher priced service plans primarily in Brazil and Mexico and the launch of new services, such as calling party pays in Peru, also contributed to the increase.

Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Domestic	$627	36%	$405	34%	$222	55%

International	71	4%	31	3%	40	129%

Cost of revenues	$698	40%	$436	37%	$262	60%

      The increase in cost of revenues from the first quarter of 2000 to the first quarter of 2001 for our domestic operations consists of a 49% increase in cost of providing wireless services of $97 million to $297 million and a 61% increase in cost of digital handset and accessory sales of $125 million to $330 million. Cost of digital handset and accessory sales increased due to the increase in the number of handsets sold to new and existing customers, partially offset by a decrease in the average cost we paid for the handsets sold.

      Domestic cost of service revenues increased primarily as a result of variable costs related to interconnect fees on higher minutes of use and increased fixed costs related to direct switch and transmitter and receiver site costs including rent, utility and interconnection fees that we incurred. Total system minutes of use grew 68% from the first quarter of 2000 to the first quarter of 2001, principally due to the larger number of handsets in service as well as the 16% increase in average monthly minutes of use per subscriber in the first quarter of 2001 compared to the same period in 2000. The fixed transmitter and receiver site and switch costs increased due to a 42% increase in transmitter and receiver sites and related equipment and a 42% increase in the number of switches we placed in service from March 31, 2000 to March 31, 2001.

      The increase in international cost of revenues consists of an increase in cost of providing wireless services of $21 million or 150%, and an increase in cost of digital handset and accessory sales of $19 million or 110%. The increase in the cost of providing international wireless services is primarily attributable to:

•	an increase in variable costs related to interconnect fees on significantly higher minutes of use; and

•	an increase in site ground lease and utility expenses incurred due to an 85% increase in the number of transmitter and receiver sites placed in service by Nextel International’s consolidated subsidiaries from March 31, 2000 to March 31, 2001.

      The increase in international cost of digital handset and accessory sales is primarily due to the increase in the number of digital handsets sold, partially offset by a decrease in the average cost Nextel International paid for the handsets sold.

      We expect the amount of cost of revenues to increase as we place more sites and switches into service to add capacity and coverage to our networks, as customer usage of the digital mobile networks increases and as we sell more handsets and accessories to new customers and provide handset upgrade and retention inducements to existing customers.

Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Selling, general and administrative	$726	42%	$511	43%	$215	42%

Domestic	$327	19%	$249	21%	$78	31%

International	47	3%	28	2%	19	68%

Selling and marketing	$374	22%	$277	23%	$97	35%

Domestic	$296	17%	$207	18%	$89	43%

International	55	3%	27	2%	28	104%

Intercompany eliminations	1	—	—	—	1	NM

General and administrative	$352	20%	$234	20%	$118	50%

NM—Not Meaningful

     The increase in domestic selling and marketing expenses from the first quarter of 2000 to the first quarter of 2001 primarily reflects increased costs incurred in connection with higher sales of handsets including:

•	$39 million, or a 36% increase in commissions and residuals earned by indirect dealers and distributors as a result of increased handset sales through these channels;

•	$21 million, or a 39% increase in advertising expenses, due to aggressive marketing campaigns directed at growing our customer base and promoting our services, such as Nextel Wireless Web;

•	$11 million, or a 15% increase in sales and marketing payroll and related expenses including increased commissions attributable to a larger direct sales force; and

•	$7 million, or a 54% increase in other general marketing expenses.

      The increase in international selling and marketing expenses is primarily due to increased direct sales labor costs attributable to a larger direct sales force and increased commissions from higher levels of digital handset sales.

      Domestic general and administrative expenses increased from the first quarter of 2000 to the first quarter of 2001 primarily as a result of activities to support a larger customer base, specifically:

•	$32 million, or a 139% increase in bad debt expense, which continued to represent about 3% of domestic operating revenues, consistent with the level of bad debt expense for the years ended December 31, 2000 and 1999, but a percentage increase as compared to the first quarter of 2000;

•	$31 million, or a 40% increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fifth customer care center which commenced operations in January 2001; and

•	$26 million, or a 24% increase in personnel, facilities costs and general corporate expenses.

      International general and administrative expenses increased due to a $28 million increase in general corporate expenses, including payroll, related expenses for collection and customer care activities and facilities and information technology related costs to support a growing customer base.

      The aggregate amount of selling, general and administrative expenses is expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	increasing commission and residual payments owed to indirect dealers and distributors as we sell more handsets through these channels, partially offset by efforts to lower domestic commissions and to generate more domestic handset sales through our lower cost distribution channels;

•	increasing costs as a result of opening and operating additional customer care centers, including our sixth domestic customer care center expected to open in the second half of 2001;

•	costs associated with operating recently acquired domestic retail stores;

•	increasing costs associated with the implementation of our new billing system for domestic operations;

•	continuing aggressive marketing and advertising campaigns in response to increasing competition for wireless subscribers; and

•	increasing costs associated with customer retention and handset upgrade activities.

Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Domestic earnings	$353	20%	$262	22%	$91	35%

International losses	(34)	(2)%	(34)	(3)%	—	—

Intercompany eliminations	(1)	—	—	—	(1)	NM

Segment earnings	$318	18%	$228	19%	$90	39%

NM—Not Meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets, as well as all of our segment earnings pertain to our domestic operations. In 2001, domestic segment earnings improved but decreased slightly as a percentage of consolidated operating revenues as we began to feel the impact of a slowing economy. Domestic operating revenues increased 43% from the first quarter of 2000 to the first quarter of 2001 as our customer base increased while domestic operating expenses increased 45% primarily due to customer acquisition, retention and handset upgrade activities. As described in “Future Capital Needs and Resources,” beginning in the second quarter of 2001, we began taking various actions designed to reduce costs and increase domestic segment earnings. However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or increasing domestic segment earnings. See “Forward Looking Statements.”

      International segment losses were unchanged due to increasing operating revenues from growth in digital handset sales offset by increased costs attributable to:

•	the build-out of our digital mobile networks and higher customer usage;

•	increased aggregate amounts of digital handset costs and related commissions resulting from increased handset sales; and

•	general corporate expenses to support the larger customer base.

We expect international segment losses to continue while we are building out our digital mobile networks and expanding our presence in international markets.

Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Depreciation	$335	19%	$233	20%	$102	44%

Amortization	59	3%	47	4%	12	26%

Depreciation and amortization	$394	22%	$280	24%	$114	41%

      Depreciation increased from the first quarter of 2000 to the first quarter of 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional switches and transmitter and receiver sites into service.

      The increase in amortization is primarily attributable to international acquisition activities completed during the second half of 2000. We expect the amount of amortization to increase as we acquire, place into service and continue to amortize intangible assets such as licenses and customer lists.

Interest expense, interest income and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)

Interest expense	$(358)	(21)%	$(278)	(24)%	$(80)	(29)%

Interest income	79	5%	83	7%	(4)	(5)%

Other, net:

Equity in losses of unconsolidated affiliates	(21)	(1)%	(35)	(3)%	14	40%

Foreign currency transaction (losses) gains, net	(10)	(1)%	12	1%	(22)	(183)%

Other expense, net	—	—	(17)	(1)%	17	100%

Income tax benefit	14	1%	8	1%	6	75%

Extraordinary loss	—	—	(104)	(9)%	104	100%

Loss attributable to common stockholders	(428)	(25)%	(435)	(37)%	7	2%

      The increase in interest expense from the first quarter of 2000 to the first quarter of 2001 resulted primarily from the issuance of our senior notes in January 2001 and Nextel International’s senior notes in August 2000, as well as a higher average level of outstanding borrowings under our credit facilities.

      The decrease in equity in losses of unconsolidated affiliates from the first quarter of 2000 to the first quarter of 2001 is due to $7 million of decreased losses attributable to our equity method investment in Nextel Partners, Inc. The remaining decrease is attributable to our Philippine affiliate, which we began consolidating in the third quarter of 2000, and to our Japanese investment, which was written off in the fourth quarter of 2000.

      The foreign currency transaction loss in 2001 is due primarily to the weakening of the Brazilian real as a result of the current economic environment in both Brazil and Argentina. The foreign currency transaction gain in 2000 is primarily attributable to the strengthening of the Brazilian real.

      The extraordinary loss in 2000 relates to the early retirement of some of our senior notes during the first quarter of 2000.

Liquidity and Capital Resources

      We had losses attributable to common stockholders of $428 million for the three months ended March 31, 2001 and $435 million for the three months ended March 31, 2000. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. Net cash provided by operating activities of $309 million during the three months ended March 31, 2001 improved by $59 million compared to net cash provided by operating activities of $250 million during the three months ended March 31, 2000. This improvement in net cash provided by operating activities is primarily attributable to domestic operations, reflecting improved domestic performance resulting from the growth in our customer base, offset slightly by increasing interest payments on outstanding debt.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities of $779 million during the three months ended March 31, 2001 remained virtually the same as compared to $778 million during the three months ended March 31, 2000 primarily due to a $677 million increase in net proceeds from short-term investing activities, offset by a $370 million increase in cash paid for other investments and licenses and a $308 million increase in cash paid for capital expenditures. Cash payments for capital expenditures totaled $1,005 million during the three months ended March 31, 2001 and $697 million during the three months ended March 31, 2000, including $157 million during 2001 and $71 million during 2000 for international operations. Cash paid for capital expenditures during the three months ended March 31, 2001 increased primarily due to an increase in the number of switches and transmitter and receiver sites and related equipment placed in service during the fourth quarter of 2000 and the first quarter of 2001. The increase in cash paid for other investments and licenses is primarily due to $250 million advanced to Arch Wireless for the acquisition of 900 MHz licenses and preferred stock, which is expected to close during 2001, and $32 million applied towards the purchase of retail stores from Let’s Talk Cellular and Wireless. We also purchased more domestic licenses in the first quarter of 2001 than in the first quarter of 2000.

      Net cash provided by financing activities of $1.24 billion during 2001 consisted primarily of $1.245 billion in net proceeds from the private placement of our 9.5% senior serial redeemable notes due 2011. Net cash provided by financing activities of $1.03 billion during the first quarter of 2000 was primarily attributable to $1.13 billion in net proceeds from the sale of debt securities and $1.0 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.21 billion used for the retirement of debt securities.

Future Capital Needs and Resources

      We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized both domestically and internationally for:

•	capital expenditures for the expansion and enhancement of our digital mobile networks;

•	operating expenses relating to our digital mobile networks;

•	potential acquisitions, including any negotiated acquisitions, of spectrum from third parties and any future governmental auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 2001, as we build out, expand and enhance our digital mobile networks. See “Forward Looking Statements.”

      During the first quarter of 2001, our domestic operations began to feel the impact of a slowing economy. We incurred higher operating costs in our business primarily attributable to customer acquisition, handset upgrade and retention activities. As a result, we experienced lower segment earnings from our domestic business in the first quarter of 2001 as compared to the fourth quarter of 2000. To offset this trend during the remainder of 2001, we are taking various actions designed to reduce costs and increase domestic segment earnings, including:

•	reducing the average subsidy on handsets sold by increasing the selling prices of existing handsets and introducing new feature rich and higher priced handsets;

•	implementing strategies designed to lower commission costs on domestic handset sales;

•	focusing our customer acquisition activities on lower cost distribution channels such as company owned retail stores, acquired in May 2001, Internet sales through our website and telemarketing sales; and

•	reducing payroll and other operating costs by restructuring and streamlining our domestic organization to improve operating efficiencies by implementing a 5% workforce reduction in the second quarter of 2001, while continuing to invest in our customer care centers and direct sales force.

However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or increasing domestic segment earnings. See “Forward Looking Statements.”

      As of March 31, 2001, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $4.5 billion in term loans that mature over a period from December 31, 2007 to March 31, 2009. At March 31, 2001, the entire $4.5 billion of term loans available under our bank credit facility was outstanding. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or the London Interbank Offered Rate, or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of March 31, 2001, under our bank credit agreement, as then in effect, we were able to access substantially all of the $6.0 billion available in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of applicable issues of preferred stock.

      As part of our cost containment initiatives, we expect to reduce our level of domestic capital expenditures during the remainder of 2001 as compared to our domestic capital expenditures for 2000. Our capital spending for the remainder of 2001 is expected to be driven by several factors, including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic core market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas; and

•	to a lesser extent, the potential enhancement of our digital mobile network by employing contemplated “third generation” or “3G” technology.

      Nextel International will require a significant amount of capital to fund its operations and any planned network build-out for at least the next several years. In March 2001, due to adverse market conditions, Nextel International announced its decision to discontinue its initial public offering at that time and withdrew its registration statement on file with the Securities and Exchange Commission. We have historically provided Nextel International with significant financial support. In April 2001, through a wholly owned subsidiary, we contributed $250 million to Nextel International in exchange for 2,500 shares of its series A exchangeable redeemable preferred stock. In addition, we have committed to provide Nextel International with an aggregate of $500 million in additional funding, comprised of $250 million of additional equity and a $250 million loan secured by some of its assets. Nextel International is also reviewing various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets. However, Nextel International may not be able to obtain any such funds from those other sources on satisfactory terms, if at all.

      If Nextel International is unable to raise additional funds or obtain funds from other sources on acceptable terms and in a timely manner, Nextel International may be required to conserve its available cash for use in funding its existing business activities, by slowing enhancement and expansion of its digital mobile networks and minimizing or eliminating certain expenditures. Although we have no legal obligation to make any investments in, or otherwise advance funds to, Nextel International, to the extent Nextel International is unable to obtain necessary funding from other sources, we may supply Nextel International with additional funds, including the commitments outlined above. Any funding that we elect to provide to Nextel International will reduce the amount of funding available for our domestic operations.

      Based on available cash resources and the anticipated cash needs of our domestic and international operations for capital expenditures and acquisitions and the combined anticipated operating cash flow of our domestic and international wireless businesses, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2001. See “Forward Looking Statements.” In making this assessment, we have considered:

•	consolidated cash, cash equivalents and short-term investments on hand as of March 31, 2001 of $4.82 billion;

•	the expected availability of $1.5 billion of incremental funding over the amounts outstanding under our domestic bank credit facility;

•	the anticipated level of domestic capital expenditures during 2001;

•	presently scheduled domestic and international debt service requirements during 2001; and

•	our participation in supplying a substantial portion of the funding expected to be required for Nextel International’s operations during 2001, as outlined above.

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

      The availability of borrowings under our domestic bank credit facility is subject to certain conditions and limitations, and we cannot be sure that those conditions will be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our subsidiaries at specified times to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to leverage, which become more stringent over time. In March 2001, we amended our $6.0 billion domestic bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of March 31, 2001, we were in full compliance with all financial covenants under this facility as in effect on that date.

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

      We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated or are described in this quarterly report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing. Under the terms of the agreements between us and Motorola pursuant to which we acquired substantially all of Motorola’s domestic 800 MHz specialized mobile radio licenses in 1995, we have agreed, under specified circumstances, not to grant superior governance rights to any third-party investor without Motorola’s consent, which may make securing certain strategic equity investments more difficult. Our ability to incur additional indebtedness, including, in certain circumstances, indebtedness incurred under our domestic bank credit agreement, is and will be limited by the terms of our financing agreements and the terms of some series of our outstanding preferred stock.

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of the technology deployed in connection with our Nextel Wireless Web services;

•	market acceptance of our new service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the successful implementation of new technologies deployed in connection with any future “third generation” or “3G” services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in Nextel International’s reports, filed with the Securities and Exchange Commission, including our annual reports on Form 10-K for the year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank and vendor credit facilities and mandatorily redeemable preferred stock to finance our obligations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. Our primary interest rate risk exposure results from changes in LIBOR, the U.S. prime rate, Eurodollar Rate and Adjusted Base Rate, which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use interest rate swap agreements to partially hedge interest rate exposure associated with our long-term debt. All of our derivative financial instrument transactions are entered into for non-trading purposes.

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

      As of March 31, 2001, we held $1.44 billion of debt securities in the form of commercial paper and corporate bonds as short-term investments. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of March 31, 2001, we had investments in the common stock of publicly traded companies, which had an aggregate fair value of $327 million. These investments are reported at their market value in our financial statements. Negative fluctuations in the stock prices of these companies expose us to equity price risks. A 10% decline in their stock price would result in a $33 million decrease in the fair value of our investments in these public companies.

      The information below summarizes our market risks associated with fluctuations in interest rates as of March 31, 2001 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risk, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at March 31, 2001. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	carrying value for the bank and vendor credit facilities at March 31, 2001 as interest rates are reset periodically;

•	estimates for the capital lease and finance obligations based on interest rates for current term loans with similar terms; and

•	estimates obtained from dealers to settle interest rate swap agreements.

      Descriptions of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate risk management agreements and mandatorily redeemable preferred stock are contained in notes 4, 6, 7 and 10 to the consolidated financial statements included in our 2000 annual report on Form 10-K and should be read in conjunction with the following table.

	Year of Maturity

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

Fixed Rate	$54	$79	$87	$87	$76	$14,023	$14,406	$10,379

Average Interest Rate	9%	9%	9%	9%	9%	9%	9%

Variable Rate	$25	$121	$417	$419	$507	$3,526	$5,015	$5,015

Average Interest Rate	10%	9%	9%	9%	8%	9%	9%
Interest Rate Swaps

Variable to Fixed (1)	$—	$—	$—	$—	$—	$570	$570	$(74)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	6%	6%

Variable to Variable	$100	$—	$400	$—	$—	$—	$500	$(10)

Average Pay Rate	6%	—	6%	—	—	—	6%

Average Receive Rate	5%	—	5%	—	—	—	5%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	$1	$—	$—	$—	$—	$2,332	$2,333	$1,387

Average Interest Rate	14%	—	—	—	—	13%	13%

Variable Rate	$25	$74	$219	$94	$75	$28	$515	$515

Average Interest Rate	10%	11%	11%	11%	11%	11%	11%

(1)	This interest rate swap requires a cash settlement in October 2003.

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      Nextel is involved in certain legal proceedings that are described in our 2000 annual report on Form 10-K. During the three months ended March 31, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2000 annual report on Form 10-K.

      On April 19, 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania and New York, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated January 26, 2001, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed as Exhibit 4.1 to our current report on Form 8-K dated and filed as of January 29, 2001 and incorporated herein by reference)
4.2	Registration Rights Agreement, dated January 26, 2001, between Nextel Communications, Inc. and Goldman Sachs & Co. relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated and filed as of January 29, 2001 and incorporated herein by reference)
4.3	Amendment no. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed April 2, 2001 as exhibit 4.13.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.1*	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

      (b)  Reports on Form 8-K filed with the Securities and Exchange Commission.

(i)	Current report on Form 8-K dated and filed on January 22, 2001 reporting under Item 5 the announcement of a private placement of $1.25 billion of our 9.5% senior serial redeemable notes due 2011.

(ii)	Current report on Form 8-K dated and filed on January 29, 2001 reporting under Item 5 the completion of a private placement of $1.25 billion of our 9.5% senior serial redeemable notes due 2011.

(iii)	Current report on Form 8-K dated and filed on February 16, 2001 reporting under Item 5 the announcement of our financial results and other data for the quarter and year ended December 31, 2000.

(iv)	Current report on Form 8-K dated and filed on March 14, 2001 reporting under Item 5 the announcement of certain preliminary financial information for the first quarter of 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

Date: May 15, 2001

William G. Arendt Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture, dated January 26, 2001, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed as Exhibit 4.1 to our current report on Form 8-K dated and filed as of January 29, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated January 26, 2001, between Nextel Communications, Inc. and Goldman Sachs & Co. relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated and filed as of January 29, 2001 and incorporated herein by reference).
4.3	Amendment no. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed April 2, 2001 as exhibit 4.13.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1 *	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola.

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.