Form 10-Q
period 2001-06-30
NEXTEL COMMUNICATIONS INC
filed 2001-08-10
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2001

Class A Common Stock, $0.001 par value	740,261,908
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000
(in millions)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents, of which $224 and $474 is restricted	$3,456	$2,609

Short-term investments	1,280	2,065

Accounts and notes receivable, less allowance for doubtful accounts of $149 and $104	986	864

Handset and accessory inventory	256	183

Prepaid expenses and other current assets	537	737

Total current assets	6,515	6,458

Investments	563	756

Property, plant and equipment, net of accumulated depreciation of $3,171 and $2,482	9,792	8,791

Intangible assets, net of accumulated amortization of $1,176 and $1,101	6,501	5,982

Other assets	781	699

	$24,152	$22,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$2,136	$2,197

Due to related parties	324	423

Current portion of long-term debt, capital lease and finance obligations	131	102

Total current liabilities	2,591	2,722

Long-term debt	16,232	13,763

Capital lease and finance obligations	919	866

Deferred income taxes and other	1,392	1,426

Total liabilities	21,134	18,777

Contingencies (note 4)

Mandatorily redeemable preferred stock	1,994	1,881

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	283	283

Common stock, class A, 730 and 727 shares issued and outstanding	1	1

Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,288	8,370

Accumulated deficit	(7,295)	(6,554)

Treasury stock, at cost	—	(2)

Deferred compensation, net	(23)	(28)

Accumulated other comprehensive loss	(230)	(42)

Total stockholders’ equity	1,024	2,028

	$24,152	$22,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Six and Three Months Ended June 30, 2001 and 2000
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues	$3,623	$2,540	$1,881	$1,365

Operating expenses

Cost of revenues	1,382	962	684	526

Selling, general and administrative	1,473	1,060	747	549

Restructuring charge	22	—	22	—

Depreciation and amortization	821	583	427	303

	3,698	2,605	1,880	1,378

Operating (loss) income	(75)	(65)	1	(13)

Other income (expense)

Interest expense	(717)	(579)	(359)	(301)

Interest income	135	187	56	104

Equity in losses of unconsolidated affiliates	(45)	(71)	(24)	(36)

Foreign currency transaction (losses) gains, net	(55)	6	(45)	(6)

Other, net	(11)	(14)	(11)	3

	(693)	(471)	(383)	(236)

Loss before income tax benefit and extraordinary item	(768)	(536)	(382)	(249)

Income tax benefit	27	16	13	8

Loss before extraordinary item	(741)	(520)	(369)	(241)

Extraordinary item — loss on early retirement of debt, net of income tax of $0	—	(104)	—	—

Net loss	(741)	(624)	(369)	(241)

Mandatorily redeemable preferred stock dividends	(113)	(103)	(57)	(51)

Loss attributable to common stockholders	$(854)	$(727)	$(426)	$(292)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(1.12)	$(0.83)	$(0.56)	$(0.38)

Extraordinary item	—	(0.14)	—	—

	$(1.12)	$(0.97)	$(0.56)	$(0.38)

Weighted average number of common shares outstanding	765	751	765	760

Comprehensive loss, net of income tax

Unrealized (loss) gain on available-for-sale securities, net	$(110)	$(35)	$52	$(72)

Foreign currency translation adjustment	(59)	8	(13)	(11)

Cash flow hedge:

Cumulative effect of accounting change	(20)	—	—	—

Reclassification of transition adjustment included in net loss	4	—	2	—

Unrealized (loss) gain on cash flow hedge	(3)	—	9	—

Other comprehensive (loss) income	(188)	(27)	50	(83)

Net loss	(741)	(624)	(369)	(241)

	$(929)	$(651)	$(319)	$(324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2001
(in millions)
Unaudited

	Convertible		Class A		Class B							Accumulated
	Preferred Stock		Common Stock		Common Stock				Treasury Stock			Other
							Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Loss	Total

Balance, January 1, 2001	8	$283	727	$1	36	$—	$8,370	$(6,554)	—	$(2)	$(28)	$(42)	$2,028

Net loss								(741)					(741)

Other comprehensive loss												(188)	(188)

Issuance of common stock:

Exercise of options			2	—			15						15

Employee stock purchase plan			1	—			9		—	2			11

Deferred compensation and other							7				5		12

Mandatorily redeemable preferred stock dividends							(113)						(113)

Balance, June 30, 2001	8	$283	730	$1	36	$—	$8,288	$(7,295)	—	$—	$(23)	$(230)	$1,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000
(in millions)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(741)	$(624)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes, net of accreted interest capitalized	258	199

Provision for losses on accounts receivable	157	69

Stock-based compensation and other	17	(5)

Depreciation and amortization	821	583

Equity in losses of unconsolidated affiliates	45	71

Foreign currency transaction losses (gains), net	55	(6)

Income tax benefit	(27)	(16)

Extraordinary loss on early retirement of debt	—	104

Change in assets and liabilities, net of effects from acquisitions:

Accounts and notes receivable	(277)	(180)

Handset and accessory inventory	(86)	(57)

Prepaid and other assets	175	(54)

Accounts payable, accrued expenses and other	61	130

Net cash provided by operating activities	458	214

Cash flows from investing activities

Capital expenditures	(1,912)	(1,403)

Proceeds from maturities and sales of short-term investments	2,979	1,800

Purchases of short-term investments	(2,154)	(2,278)

Payments for licenses, acquisitions and other investments, net of cash acquired	(739)	(206)

Net cash used in investing activities	(1,826)	(2,087)

Cash flows from financing activities

Issuance of debt securities	2,250	1,150

Retirement of debt securities	—	(1,208)

Borrowings under long-term credit facilities	—	1,938

Repayments under long-term credit facilities	(53)	(27)

Proceeds from exercise of stock options	15	63

Proceeds from finance obligation	33	50

Debt financing costs and other	(30)	(45)

Net cash provided by financing activities	2,215	1,921

Net increase in cash and cash equivalents	847	48

Cash and cash equivalents, beginning of period	2,609	4,701

Cash and cash equivalents, end of period	$3,456	$4,749

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2001. You should also read Nextel International, Inc.’s annual report on Form 10-K for the year ended December 31, 2000 and its subsequent quarterly reports on Form 10-Q for matters related to the operations of Nextel International, our indirect, substantially wholly owned subsidiary. You should not expect the results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. Nextel International and its subsidiaries held cash and cash equivalents of $224 million at June 30, 2001 and $474 million at December 31, 2000 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements.

Accumulated Other Comprehensive Loss.

	June 30,	December 31,
	2001	2000

	(in millions)

Unrealized (loss) gain on available-for-sale securities, net	$(18)	$92

Cumulative foreign currency translation adjustment	(193)	(134)

Cumulative effect of accounting change	(16)	—

Unrealized loss on cash flow hedge	(3)	—

	$(230)	$(42)

Supplemental Cash Flow Information.

	Six Months
	Ended
	June 30,

	2001	2000

	(in millions)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$1,912	$1,403

Changes in noncash capital expenditures, including accreted interest capitalized	(220)	230

	$1,692	$1,633

Cash paid for interest, net of amounts capitalized	$404	$391

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

      As of June 30, 2001, we have recognized all derivatives at their fair values of $78 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $3 million, representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense in the same period during which the hedged item affects interest expense. The ineffective portion of the change in fair value of our cash flow hedge and changes in the fair values of our derivative instruments not qualifying for hedge accounting are recognized in our statement of operations in the period of the change. For the six months ended June 30, 2001, interest expense includes a loss of $6 million representing changes in the fair values of our derivative instruments not qualifying as hedges and $0 relating to the ineffective portion of the change in fair value of our cash flow hedge.

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

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141 which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. We are in the process of evaluating the impact of applying these provisions on our financial position and results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales of $135 million during the six months ended June 30, 2001, $160 million during the six months ended June 30, 2000, $62 million during the three months ended June 30, 2001 and $79 million during the three months ended June 30, 2000 and equal amounts of cost of revenues for these periods, attributable to handset sales previously reported in periods prior to 2000.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 2.  Significant Transactions

      Acquisitions. In May 2001, we purchased from Mobex Communications, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets and an equity interest in a subsidiary of Mobex for a total cash purchase price of $117 million. Also in May 2001, we purchased from Arch Wireless, Inc. 900 MHz specialized mobile radio licenses and Arch Wireless redeemable cumulative preferred stock for an aggregate cash purchase price of $250 million. In June 2001, we purchased from Motorola, Inc. 900 MHz specialized mobile radio licenses and related assets for a cash purchase price of $58 million. Each of these acquisitions was accounted for under the purchase method. As the purchase prices for some of these acquisitions were allocated on a preliminary basis, further adjustments may be necessary.

      Restructuring Charge. In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount. As of June 30, 2001, liabilities related to the workforce reduction had been substantially paid.

Note 3.  Long-Term Debt, Capital Lease and Finance Obligations

	June 30,	December 31,
	2001	2000

	(dollars in millions)

13% senior redeemable discount notes due 2007, issued by Nextel International, net of unamortized discount of $102 and $156	$849	$795

10.65% senior redeemable discount notes due 2007, net of unamortized discount of $99 and $136	741	704

9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $134 and $180	995	949

4.75% convertible senior notes due 2007	354	354

9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $237 and $303	1,390	1,324

12.125% senior serial redeemable discount notes due 2008, issued by Nextel International, net of unamortized discount of $138 and $172	592	558

12% senior serial redeemable notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% senior serial redeemable notes due 2009	2,000	2,000

5.25% convertible senior notes due 2010	1,150	1,150

12.75% senior serial redeemable notes due 2010, issued by Nextel International, net of unamortized discount of $9 and $9	641	641

9.5% senior serial redeemable notes due 2011	1,250	—

6% convertible senior notes due 2011	1,000	—

Bank credit facility	4,500	4,500

Nextel International credit facilities	507	524

Other long-term debt	1	2

Total long-term debt	16,266	13,797

Less current portion	(34)	(34)

	$16,232	$13,763

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	June 30,	December 31,
	2001	2000

	(dollars in millions)

Capital lease obligations	$331	$260

Finance obligation	685	674

Total capital lease and finance obligations	1,016	934

Less current portion	(97)	(68)

	$919	$866

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the sale of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable semiannually on these notes beginning August 1, 2001 at a rate of 9.5% per year. We may redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      6% Convertible Notes. In May 2001, we completed the issuance and sale in a private placement of $1.0 billion in principal amount of 6% convertible notes due 2011, generating $980 million in net cash proceeds. Cash interest is payable semiannually on these notes beginning December 1, 2001 at a rate of 6% per year. We may redeem some or all of these notes starting June 4, 2004 at an initial redemption price of 104% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If these notes are not registered with the Securities and Exchange Commission by December 1, 2001, the interest rate on the notes will increase by 0.5% per year until the notes are registered or until other specified conditions are met.

      Lease Transaction. Effective April 1, 2001, a sale-leaseback transaction, previously accounted for as an operating lease, has been accounted for as a capital lease due to a modification to the lease provisions. As of June 30, 2001, the gross amount of assets recorded under capital lease included in property, plant and equipment resulting from this transaction is $84 million.

Note 4.  Contingencies

      Beginning in the second quarter of 2000, allegations of employment discrimination and harassment were leveled against us in the press and some related complaints subsequently were filed with the Equal Employment Opportunity Commission. Those complaints have since been withdrawn. Together with the law firm that represents our current and former employees who have asserted these allegations, we have structured mutually acceptable arrangements for processing and resolving these claims. Substantially all of the claimants have agreed to have their claims addressed exclusively under these arrangements. We have commenced the resolution process and have resolved a portion of these claims. Based on the specific claim details and our related investigative results to date, we do not believe that the claims that have come to our attention are likely to result in a material liability to us.

      See “Part II, Item 1. Legal Proceedings” for a discussion of other legal matters.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5.  Mandatorily Redeemable Preferred Stock

	June 30,	December 31,
	2001	2000

	(dollars in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 806,136 and 756,185 shares issued; 806,125 and 756,174 shares outstanding; stated at liquidation value	$828	$777

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 1,072,664 and 1,015,397 shares issued; 1,072,650 and 1,015,383 shares outstanding; stated at liquidation value	1,088	1,029

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	78	75

	$1,994	$1,881

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6.  Segment Reporting

      We operate in two business segments, domestic and international. These reportable segments are strategic business units in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We evaluate performance based on earnings (losses) before restructuring charge, interest, income tax benefit, depreciation, amortization and other nonoperating charges, referred to as segment earnings (losses).

	Six Months Ended June 30, 2001				Six Months Ended June 30, 2000

			Intercompany				Intercompany
	Domestic	International	Eliminations	Consolidated	Domestic	International	Eliminations	Consolidated

	(in millions)

Operating revenues	$3,325	$300	$(2)	$3,623	$2,419	$121	$—	$2,540

Segment earnings (losses)	$836	$(67)	$(1)	$768	$585	$(67)	$—	$518

Restructuring charge	(22)	—	—	(22)	—	—	—	—

Depreciation and amortization	(707)	(114)	—	(821)	(518)	(65)	—	(583)

Interest expense	(570)	(147)	—	(717)	(472)	(107)	—	(579)

Interest income	127	8	—	135	182	5	—	187

Other expense, net	(50)	(61)	—	(111)	(72)	(7)	—	(79)

Loss before income tax benefit and extraordinary item	$(386)	$(381)	$(1)	$(768)	$(295)	$(241)	$—	$(536)

Capital expenditures	$1,298	$394	$—	$1,692	$1,373	$260	$—	$1,633

	Three Months Ended June 30, 2001				Three Months Ended June 30, 2000

Operating revenues	$1,722	$161	$(2)	$1,881	$1,296	$69	$—	$1,365

Segment earnings (losses)	$483	$(33)	$—	$450	$323	$(33)	$—	$290

Restructuring charge	(22)	—	—	(22)	—	—	—	—

Depreciation and amortization	(369)	(58)	—	(427)	(271)	(32)	—	(303)

Interest expense	(284)	(75)	—	(359)	(246)	(55)	—	(301)

Interest income	53	3	—	56	99	5	—	104

Other expense, net	(29)	(51)	—	(80)	(24)	(15)	—	(39)

Loss before income tax benefit and extraordinary item	$(168)	$(214)	$—	$(382)	$(119)	$(130)	$—	$(249)

Capital expenditures	$638	$174	$—	$812	$698	$143	$—	$841

	June 30, 2001				December 31, 2000

Property, plant and equipment, net	$8,489	$1,303	$—	$9,792	$7,721	$1,070	$—	$8,791

Identifiable assets	$21,067	$3,101	$(16)	$24,152	$19,687	$3,193	$(194)	$22,686

Note 7.  Subsequent Events

      In July 2001, various members of the McCaw family (and entities affiliated with them) who previously were members of Digital Radio, L.L.C., an affiliate of Craig O. McCaw, exercised in full options to purchase an aggregate of 10 million shares of our class A common stock for an aggregate purchase price of about $108 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2000 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2001. Historical results may not indicate future performance. See “Forward Looking Statements.”

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

      As of June 30, 2001:

•	we provided service to about 7,684,400 digital handsets in the United States;

•	our digital mobile network and the compatible digital mobile network of Nextel Partners, Inc., our affiliate providing service in small and medium sized markets, was operational in 188 of the top 200 metropolitan statistical areas in the United States; and

•	Nextel International provided service to about 1,044,400 digital handsets in its managed markets.

      In April 2001, we announced that James F. Mooney had been named our Executive Vice President and Chief Operating Officer, replacing Steven P. Dussek. In May 2001, William E. Kennard, former chairman of the Federal Communications Commission, joined our board of directors.

      In April 2001, we introduced the “i85s™” and the “i50sx™” handsets, which are part of a new platform of digital handsets with embedded Java™ technology. These new handsets, developed and manufactured by Motorola, combine the qualities of our Internet capable handsets with additional features and functionality such as the ability to download Java-based applications, wireless synchronization capabilities and voice activated dialing and recorder features. As more Java-based applications are developed, we expect our customers to be able to download the associated new software onto their handsets from our website.

      In May 2001, we purchased a substantial portion of the operations, assets and rights associated with about 200 retail stores from Let’s Talk Cellular & Wireless, Inc., a specialty cellular and wireless retailer, for a cash purchase price of about $32 million, subject to adjustments. The stores are being rebranded as Nextel stores and will serve as additional points of contact for existing and new customers.

      In July 2001, we initiated operations in our sixth customer care center near Bremerton, Washington and expect it to be fully operational by the end of 2001.

Results of Operations

Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Domestic	$3,325	92%	$2,419	95%	$906	37%

International	300	8%	121	5%	179	148%

Intercompany eliminations	(2)	—	—	—	(2)	—

Operating revenues	$3,623	100%	$2,540	100%	$1,083	43%

Three Months Ended

Domestic	$1,722	91%	$1,296	95%	$426	33%

International	161	9%	69	5%	92	133%

Intercompany eliminations	(2)	—	—	—	(2)	—

Operating revenues	$1,881	100%	$1,365	100%	$516	38%

					Handsets	Percent

Digital handsets in service at end of period for consolidated subsidiaries (handsets in thousands)

Domestic	7,684	—	5,617	—	2,067	37%

International	1,044	—	469	—	575	123%

      The increase in domestic operating revenues from the six months ended June 30, 2000 to the six months ended June 30, 2001 consists of a 40% increase in wireless service and other revenues of $883 million to $3.11 billion and a 12% increase in revenues from digital handset and accessory sales of $23 million to $214 million. The increase in domestic operating revenues from the three months ended June 30, 2000 to the three months ended June 30, 2001 consists of a 35% increase in wireless service and other revenues of $420 million to $1.62 billion and a 6% increase in revenues from digital handset and accessory sales of $6 million to $106 million. We continue to sell handsets at prices below our cost to attract new customers and as handset upgrade and retention inducements for existing customers. Additionally, as competition has intensified, the prices at which we sell handsets to our new and existing customers have declined from the first half of 2000. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in the number of handsets sold. To mitigate this effect, during the second quarter of 2001, we began to raise prices on existing handsets and introduce more feature rich and higher priced handsets, in an effort to limit the level of subsidy offered to attract and retain customers in our targeted segments.

      Domestic service and other revenues increased principally as a result of a 37% increase in domestic handsets in service. Average monthly revenue per domestic handset decreased slightly from about $74 during the second quarter of 2000 to about $72 during the second quarter of 2001. Additionally, as compared to the second quarter of 2000, average monthly minutes of use per subscriber increased 21% in the second quarter of 2001 to about 580 minutes, which we attribute to increased phone usage primarily driven by the introduction of pricing plans designed to provide additional value to our customers. These new pricing plans, developed in part to meet competitive demands, generally provide lower per-minute rates made available in conjunction with fixed-rate service plans. These plans typically include a fixed amount of interconnect minutes combined with an unlimited or fixed amount of digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price. The growth in handsets in service is the result of a number of factors, principally:

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	our differentiated products and services, including Nextel Direct Connect;

•	increased brand name recognition through our indirect distribution channels;

•	aggressive handset pricing promotions during the fourth quarter of 2000 and the first quarter of 2001;

•	increased advertising and marketing campaigns;

•	increased sales force and marketing staff; and

•	improved quality of service.

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

      The increase in international operating revenues from the six months ended June 30, 2000 to the six months ended June 30, 2001 consists of a 157% increase in wireless service and other revenues of $174 million to $285 million and a 50% increase in revenues from digital handset and accessory sales of $5 million to $15 million. The increase in international operating revenues from the three months ended June 30, 2000 to the three months ended June 30, 2001 consists of a 139% increase in wireless service and other revenues of $89 million to $153 million and a 60% increase in revenues from digital handset and accessory sales of $3 million to $8 million. Operating revenues for our international operations increased from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 primarily as a result of a 123% increase in the number of digital handsets in service in Nextel International’s managed markets, particularly in its Brazilian and Mexican markets. Additionally, the introduction of higher priced service plans, primarily in Mexico, also contributed to the increase.

Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Domestic	$1,229	34%	$894	35%	$335	37%

International	155	4%	68	3%	87	128%

Intercompany eliminations	(2)	—	—	—	(2)	—

Cost of revenues	$1,382	38%	$962	38%	$420	44%

Three Months Ended

Domestic	$602	32%	$489	36%	$113	23%

International	84	4%	37	3%	47	127%

Intercompany eliminations	(2)	—	—	—	(2)	—

Cost of revenues	$684	36%	$526	39%	$158	30%

      The increase in cost of revenues from the six months ended June 30, 2000 to the six months ended June 30, 2001 for our domestic operations consists of a 38% increase in cost of providing wireless services of $170 million to $614 million and a 37% increase in cost of digital handset and accessory sales of $165 million to $615 million. The increase in cost of revenues from the three months ended June 30, 2000 to the three months ended June 30, 2001 for our domestic operations consists of a 30% increase in cost of providing wireless services of $73 million to $317 million and a 16% increase in cost of digital handset and accessory sales of $40 million to $285 million. Cost of digital handset and accessory sales increased due to:

•	the increase in the number of handsets sold to new and existing customers; and

•	an increase in the provision for slow-moving handset inventory of $11 million,

partially offset by a decrease in the weighted average cost we paid for the handsets sold.

      Domestic cost of service revenues increased primarily as a result of variable costs related to interconnect fees on higher minutes of use and increased fixed costs related to direct switch and transmitter and receiver site costs including rent, utility and interconnection fees that we incurred. Total system minutes of use grew 69% from the first half of 2000 to the first half of 2001, principally due to the larger number of handsets in service as well as the 21% increase in average monthly minutes of use per subscriber in the second quarter of 2001 compared to the same period in 2000. The fixed transmitter and receiver site and switch costs increased due to a 36% increase in transmitter and receiver sites and related equipment and a 24% increase in the number of switches we placed in service from June 30, 2000 to June 30, 2001.

      The increase in international cost of revenues from the six months ended June 30, 2000 to the six months ended June 30, 2001 consists of an increase in cost of providing wireless services of $52 million or 173%, and an increase in cost of digital handset and accessory sales of $35 million or 92%. The increase in international cost of revenues from the three months ended June 30, 2000 to the three months ended June 30, 2001 consists of an increase in cost of providing wireless services of $31 million or 194%, and an increase in cost of digital handset and accessory sales of $16 million or 76%. The increase in the cost of providing international wireless services is primarily attributable to:

•	an increase in variable costs related to interconnect fees on significantly increased minutes of use, as well as higher fixed interconnect costs per minute, primarily in Brazil; and

•	an increase in site ground lease and utility expenses incurred due to an 83% increase in the number of transmitter and receiver sites placed in service by Nextel International’s consolidated subsidiaries from June 30, 2000 to June 30, 2001.

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

Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Selling, general and administrative	$1,473	40%	$1,060	42%	$413	39%

Domestic	$628	17%	$496	20%	$132	27%

International	104	3%	63	2%	41	65%

Selling and marketing	$732	20%	$559	22%	$173	31%

Domestic	$632	17%	$444	18%	$188	42%

International	108	3%	57	2%	51	89%

Intercompany eliminations	1	—	—	—	1	—

General and administrative	$741	20%	$501	20%	$240	48%

Three Months Ended

Selling, general and administrative	$747	40%	$549	40%	$198	36%

Domestic	$301	16%	$247	18%	$54	22%

International	57	3%	35	3%	22	63%

Selling and marketing	$358	19%	$282	21%	$76	27%

Domestic	$336	18%	$237	17%	$99	42%

International	53	3%	30	2%	23	77%

General and administrative	$389	21%	$267	19%	$122	46%

      The increase in domestic selling and marketing expenses from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 primarily reflects increased costs incurred in connection with higher sales of handsets including:

•	$50 million and $10 million, or a 23% and a 9%, increase in commissions and residuals earned by indirect dealers and distributors as a result of increased handset sales through these channels;

•	$44 million and $23 million, or a 45% and a 53%, increase in advertising expenses, due to aggressive marketing campaigns directed at growing our customer base and promoting our services, such as Nextel Wireless Web;

•	$29 million and $16 million, or a 17% and a 20%, increase in sales and marketing payroll and related expenses including increased commissions attributable to a larger direct sales force; and

•	$9 million and $5 million, or an 83% and a 90%, increase in other general marketing expenses.

      The increase in international selling and marketing expenses from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 is primarily due to increased direct sales labor costs attributable to a larger direct sales force and increased commissions from higher levels of digital handset sales.

      Domestic general and administrative expenses increased from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 primarily as a result of activities to support a larger customer base, specifically:

•	$90 million and $54 million, or a 57% and a 67%, increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fifth customer care center which commenced operations in January 2001;

•	$80 million and $48 million, or a 133% and a 130%, increase in bad debt expense, which has increased as a percentage of domestic operating revenues primarily due to the impact of a slowing economy and aggressive promotions in the fourth quarter of 2000 and the first quarter of 2001, resulting in an ongoing increased focus on our credit policies; and

•	$18 million and $(3) million, or an 8% and a (3)%, change in personnel, facilities costs and general corporate expenses.

      International general and administrative expenses increased from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 primarily due to an increase in billing and customer care, information technology, facilities and other general corporate expenses to support a growing customer base.

      The aggregate amount of selling, general and administrative expenses is expected to increase both domestically and internationally as a result of a number of factors, including but not limited to:

•	increasing commission and residual payments owed to indirect dealers and distributors as we sell more handsets through these channels, partially offset by efforts initiated in the second quarter 2001 to lower domestic commissions and to generate more domestic handset sales through our lower cost distribution channels;

•	increasing customer care costs as a result of our sixth domestic customer care center, which opened in July 2001 and is expected to become fully operational by the end of 2001;

•	costs associated with operating recently acquired domestic retail stores;

•	increasing costs associated with the implementation of our new billing system for domestic operations;

•	continuing aggressive marketing and advertising campaigns in response to increasing competition for wireless subscribers; and

•	increasing costs associated with customer retention and handset upgrade activities.

Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Domestic earnings	$836	23%	$585	23%	$251	43%

International losses	(67)	(2)%	(67)	(3)%	—	—

Intercompany eliminations	(1)	—	—	—	(1)	—

Segment earnings	$768	21%	$518	20%	$250	48%

Three Months Ended

Domestic earnings	$483	26%	$323	23%	$160	50%

International losses	(33)	(2)%	(33)	(2)%	—	—

Segment earnings	$450	24%	$290	21%	$160	55%

      We define segment earnings as earnings before restructuring charge, interest, income tax benefit, depreciation, amortization and other nonoperating charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets, as well as all of our segment earnings pertain to our domestic operations. Domestic segment earnings continued to represent 23% of consolidated operating revenues for the six months ended June 30, 2001 and 2000. In the first quarter of 2001, our domestic segment earnings decreased as a percentage of consolidated operating revenues as compared to the same period in 2000 primarily due to customer acquisition, retention and handset upgrade activities. As described in “Future Capital Needs and Resources,” beginning in the second quarter of 2001, we initiated various actions designed to reduce costs and increase domestic segment earnings. As a result of those actions, domestic segment earnings as a percentage of consolidated revenues for the three months ended June 30, 2001 improved to 26% as compared to 20% for the three months ended March 31, 2001 and as compared to 23% for the three months ended June 30, 2000. However, we cannot be sure that our actions will continue to be successful in further decreasing our overall operating costs or increasing domestic segment earnings. Additionally, if general economic conditions worsen or if our new handset offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our domestic segment earnings. See “Forward Looking Statements.”

      International segment losses were unchanged due to increasing operating revenues from growth in digital handset sales offset by increased costs attributable to:

•	the build-out of our international digital mobile networks, higher customer usage as well as higher fixed interconnect costs per minute, primarily in Brazil;

•	increased aggregate amounts of digital handset costs and related commissions resulting from increased handset sales; and

•	increased general corporate expenses to support the larger customer base.

We expect international segment losses to continue while we are building out our digital mobile networks and expanding our presence in international markets.

Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Depreciation	$700	19%	$488	19%	$212	43%

Amortization	121	3%	95	4%	26	27%

Depreciation and amortization	$821	22%	$583	23%	$238	41%

Three Months Ended

Depreciation	$365	20%	$255	19%	$110	43%

Amortization	62	3%	48	3%	14	29%

Depreciation and amortization	$427	23%	$303	22%	$124	41%

      Depreciation increased from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional switches and transmitter and receiver sites into service.

      The increase in amortization is primarily attributable to international acquisition activities completed during the second half of 2000. We expect the amount of amortization to increase as we acquire, place into service and continue to amortize intangible assets such as licenses and customer lists, offset by the impact of the nonamortization provisions of SFAS No. 142.

Restructuring charge, interest and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended

Restructuring charge	$(22)	(1)%	$—	—	$(22)	—

Interest expense	(717)	(20)%	(579)	(23)%	(138)	(24)%

Interest income	135	4%	187	7%	(52)	(28)%

Equity in losses of unconsolidated affiliates	(45)	(1)%	(71)	(3)%	26	37%

Foreign currency transaction (losses) gains, net	(55)	(2)%	6	—	(61)	NM

Other expense, net	(11)	—	(14)	(1)%	3	21%

Income tax benefit	27	1%	16	1%	11	69%

Extraordinary loss	—	—	(104)	(4)%	104	NM

Loss attributable to common stockholders	(854)	(24)%	(727)	(29)%	(127)	(17)%

Three Months Ended

Restructuring charge	$(22)	(1)%	$—	—	$(22)	—

Interest expense	(359)	(19)%	(301)	(22)%	(58)	(19)%

Interest income	56	3%	104	8%	(48)	(46)%

Equity in losses of unconsolidated affiliates	(24)	(1)%	(36)	(3)%	12	33%

Foreign currency transaction losses, net	(45)	(2)%	(6)	—	(39)	NM

Other (expense) income, net	(11)	(1)%	3	—	(14)	NM

Income tax benefit	13	1%	8	1%	5	63%

Loss attributable to common stockholders	(426)	(23)%	(292)	(21)%	(134)	(46)%

NM—Not Meaningful

     In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount. As of June 30, 2001, liabilities related to the workforce reduction have been substantially paid. We expect any savings in operating expenses as a result of the workforce reduction will be offset by operating expenses attributable to headcount increases in our direct sales force and customer care, as well as costs associated with our recently acquired retail stores and new customer care centers.

      The increase in interest expense from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 resulted primarily from the issuance of our senior notes in January 2001 and our convertible notes in May 2001 and Nextel International’s senior notes in August 2000, as well as a higher average level of outstanding borrowings under our credit facilities, offset by a reduction in the weighted average interest rate for our domestic bank credit facility.

      The decrease in interest income from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 is primarily due to a decrease in interest rates during 2001 as well as a lower average cash balance in 2001.

      The decrease in equity in losses of unconsolidated affiliates from the six and three months ended June 30, 2000 to the six and three months ended June 30, 2001 is due to $9 million and $2 million of decreased losses attributable to our equity method investment in Nextel Partners, Inc. The remaining decrease is attributable to our Philippine affiliate, which we began consolidating in the third quarter of 2000, and to our Japanese investment, which was written off in the fourth quarter of 2000.

      The foreign currency transaction loss in 2001 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar as a result of the current economic environment in both Brazil and Argentina. The foreign currency transaction gain in 2000 is primarily attributable to the strengthening of the Brazilian real. We expect the weakening of the Brazilian real relative to the U.S. dollar to continue into the third quarter of 2001.

      The extraordinary loss in 2000 relates to the early retirement of some of our senior notes during the first quarter of 2000.

Liquidity and Capital Resources

      We had losses attributable to common stockholders of $854 million for the six months ended June 30, 2001 and $727 million for the six months ended June 30, 2000. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. Net cash provided by operating activities of $458 million during the six months ended June 30, 2001 improved by $244 million compared to net cash provided by operating activities of $214 million during the six months ended June 30, 2000. This improvement in net cash provided by operating activities is primarily attributable to domestic operations, reflecting improved domestic performance resulting from the economies of scale achieved from the growth in our customer base, offset in part by increasing interest payments on outstanding debt.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile network continue to represent the largest use of our funds for investing activities. Net cash used in investing activities of $1.83 billion during the six months ended June 30, 2001 decreased as compared to $2.09 billion during the six months ended June 30, 2000 primarily due to a $1.3 billion increase in net proceeds from short-term investing activities, offset by a $533 million increase in cash paid for licenses, acquisitions and other investments and a $509 million increase in cash paid for capital expenditures. Cash payments for capital expenditures totaled $1.91 billion during the six months ended June 30, 2001 and $1.4 billion during the six months ended June 30, 2000, including $365 million during 2001 and $141 million during 2000 for international capital expenditures. Cash paid for capital expenditures during the six months ended June 30, 2001 increased primarily due to an increase in the number of switches and transmitter and receiver sites and related equipment placed in service during the fourth quarter of 2000 and the first half of 2001. The increase in cash paid for licenses, acquisitions and other investments is primarily due to $405 million paid in 2001 to Arch Wireless, Mobex and Motorola for the acquisition of 800 MHz and 900 MHz licenses and related assets, as well as $32 million to Let’s Talk Cellular and Wireless for the purchase of retail stores. We also purchased significantly more Federal Communications Commission, or FCC, licenses from small operators of specialized mobile radio licenses in the first half of 2001 than in the first half of 2000.

      Net cash provided by financing activities of $2.22 billion during 2001 consisted primarily of $2.22 billion in net proceeds from the private placement of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011. Net cash provided by financing activities of $1.92 billion during 2000 was primarily attributable to $1.13 billion in net proceeds from the sale of debt securities and $1.85 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.21 billion for the retirement of debt securities.

Future Capital Needs and Resources

      We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized both domestically and internationally for:

•	expenditures for the expansion and enhancement of our digital mobile networks, including potential payments in connection with any implementation of advanced digital technology, sometimes referred to as “third generation” or “3G” technology;

•	operating expenses relating to our digital mobile networks;

•	potential acquisitions, including any negotiated acquisitions, of spectrum from third parties and any future governmental auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities throughout 2001, as we build out, expand and enhance our digital mobile networks. See “Forward Looking Statements.”

      During the first quarter of 2001, our domestic operations began to feel the impact of a slowing economy. We incurred higher operating costs in our business primarily attributable to customer acquisition and retention and handset upgrade activities. As a result, we experienced lower segment earnings from our domestic business in the first quarter of 2001 as compared to the fourth quarter of 2000. To respond to and counter these developments, we initiated various actions in the second quarter of 2001, including:

•	reducing the average subsidy on our handsets by increasing the selling prices of some of our existing handsets and introducing new feature rich and higher priced handsets;

•	implementing strategies designed to lower commission costs on domestic handset sales;

•	focusing more of our customer acquisition activities on lower cost distribution channels such as company owned retail stores, acquired in May 2001, Internet sales through our website and telemarketing sales; and

•	reducing payroll and other operating costs by restructuring and streamlining our domestic organization to improve operating efficiencies by implementing a 5% workforce reduction, while continuing to invest in our customer care centers and direct sales force.

As a result of these actions, domestic operating costs decreased and segment earnings improved in the second quarter of 2001. However, we cannot be sure that our actions will continue to be successful in further decreasing our overall operating costs or increasing domestic segment earnings during the remainder of 2001. See “Forward Looking Statements.”

      As of June 30, 2001, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $4.5 billion in term loans that mature over a period from December 31, 2007 to March 31, 2009. At June 30, 2001, the entire $4.5 billion of term loans available under our bank credit facility was outstanding. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or the U.S. London Interbank Offered Rate, or LIBOR. The maturity dates of the loans can accelerate if our credit ratings are below specified levels and if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of June 30, 2001, we were able to access the entire $6.0 billion available under our bank credit agreement in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of applicable issues of preferred stock.

      Our capital spending is expected to be driven by several factors, including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic core market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas; and

•	to a lesser extent, the potential enhancement of our digital mobile network by employing contemplated “3G” technology.

      Nextel International will require a significant amount of capital to fund its operations and any planned network build-out for at least the next several years. We have historically provided Nextel International with significant financial support. In April and July 2001, through a wholly owned subsidiary, we contributed an aggregate of $500 million to Nextel International in exchange for 5,000 shares of its series A exchangeable redeemable preferred stock. In addition, we have committed to provide Nextel International with $250 million in additional funding in the form of a loan secured by some of its assets. Nextel International is also reviewing various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets. However, Nextel International may not be able to obtain any such funds from those other sources on satisfactory terms, if at all.

      If Nextel International is unable to raise additional funds or obtain funds from other sources on acceptable terms and in a timely manner, Nextel International may be required to conserve its available cash for use in funding its existing business activities, by slowing enhancement and expansion of its digital mobile networks and minimizing or eliminating certain expenditures. Although we have no legal obligation to make any investments in, or otherwise advance funds to, Nextel International, to the extent Nextel International is unable to obtain necessary funding from other sources, we may supply Nextel International with additional funds, including amounts already contributed and expected to be advanced this year, as outlined above. Any funding that we elect to provide to Nextel International may reduce the amount of funding available for our domestic operations.

      Based on available cash resources and the anticipated cash needs of our domestic and international operations for capital expenditures and acquisitions and the combined anticipated operating cash flow of our domestic and international wireless businesses, we believe that we will be able to fully fund both our domestic and international operations through calendar year 2001. See “Forward Looking Statements.” In making this assessment, we have considered:

•	consolidated cash, cash equivalents and short-term investments on hand as of June 30, 2001 of $4.74 billion;

•	the availability of $1.5 billion of incremental funding over the amounts outstanding under our domestic bank credit facility;

•	our receipt of about $108 million from option exercises that occurred in July 2001;

•	the anticipated level of domestic capital expenditures during the remainder of 2001;

•	domestic and international debt service requirements during the remainder of 2001; and

•	our participation in supplying the funding expected to be required for Nextel International’s operations during 2001 outlined above.

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

      The availability of borrowings under our domestic bank credit facility is subject to certain conditions and limitations, and we cannot be sure that those conditions will be met. The instruments relating to our financing arrangements and preferred stock contain provisions that operate to limit the amount of borrowings that we may incur. The terms of the domestic bank credit facility and Nextel International’s financing agreements also require us and our relevant subsidiaries, and Nextel International and its relevant subsidiaries, at specified times to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to leverage, which become more stringent over time.

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

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the continued successful performance of the technology being deployed in our various market areas and the success of the technology deployed in connection with our Nextel Wireless Web services;

•	market acceptance of our new handset and service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the successful implementation of new technologies deployed in connection with any future “third generation” or “3G” services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in Nextel International’s reports, filed with the Securities and Exchange Commission, including our annual reports on Form 10-K for the year ended December 31, 2000 and our subsequent quarterly reports on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank and vendor credit facilities and mandatorily redeemable preferred stock, to finance our obligations. To the extent the interest rates on these financial instruments are variable, they expose us to interest rate risk. Our primary interest rate risk exposure results from changes in U.S. LIBOR, the U.S. prime rate, Eurodollar Rate and Adjusted Base Rate, which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use interest rate swap agreements to partially hedge interest rate exposure associated with our long-term debt. All of our derivative financial instrument transactions are entered into for non-trading purposes.

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

      As of June 30, 2001, we held $1.28 billion of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was about four months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of June 30, 2001, we had investments in the common stock of publicly traded companies, which had an aggregate fair value of $389 million. These investments are reported at their market value in our financial statements. Negative fluctuations in the stock prices of these companies expose us to equity price risks. A 10% decline in their stock price would result in a $39 million decrease in the fair value of our investments in these public companies.

      The information below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2001 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risks, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at June 30, 2001. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	carrying value for the bank and vendor credit facilities at June 30, 2001 as interest rates are reset periodically;

•	estimates for the capital lease and finance obligations based on interest rates for current term loans with similar terms; and

•	estimates obtained from bankers to settle interest rate swap agreements.

      Descriptions of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock are contained in notes 4, 6, 7 and 10 to the consolidated financial statements included in our 2000 annual report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our long-term debt and capital lease and finance obligations as compared to December 31, 2000 reflect the January 2001 issuance of senior notes, the May 2001 issuance of convertible notes, repayments under our international vendor credit facilities, the April 2001 lease transaction and the changes in the applicable market conditions. The $100 million decrease in the notional amount maturing in 2001 for variable to variable interest rate swaps is attributable to the termination of a swap in the second quarter of 2001 in accordance with its original terms. There was no realized gain or loss associated with this termination. Additionally, in July 2001, we entered into three interest rate swap agreements totaling $500 million in notional amount to hedge the risk of changes in fair value attributable to changes in U.S. LIBOR associated with $500 million of our 9.5% senior serial redeemable notes due 2011.

	Year of Maturity

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

Fixed Rate	$57	$115	$118	$112	$97	$14,990	$15,489	$10,054

Average Interest Rate	9%	9%	9%	9%	9%	10%	10%

Variable Rate	$17	$121	$417	$419	$507	$3,526	$5,007	$5,007

Average Interest Rate	10%	9%	8%	7%	7%	7%	7%
Interest Rate Swaps

Variable to Fixed(1)	$—	$—	$—	$—	$—	$570	$570	$(67)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	5%	5%

Variable to Variable	$—	$—	$400	$—	$—	$—	$400	$(11)

Average Pay Rate	—	—	6%	—	—	—	6%

Average Receive Rate	—	—	4%	—	—	—	4%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	$—	$1	$—	$—	$—	$2,331	$2,332	$569

Average Interest Rate	—	14%	—	—	—	13%	13%

Variable Rate	$17	$74	$219	$94	$75	$28	$507	$507

Average Interest Rate	10%	11%	10%	11%	11%	11%	11%

(1)	This interest rate swap requires a cash settlement in October 2003.

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      Nextel is involved in certain legal proceedings that are described in our 2000 annual report on Form 10-K. During the three months ended June 30, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2000 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2001.

      On April 19, 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. The defendants have removed the cases to federal court, and the plaintiffs have filed motions to remand back to state court in some of the cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them.

Item 2.  Changes in Securities.

      Convertible Notes Offering. In May 2001, we completed the issuance and sale in a private placement of $1.0 billion in principal amount of 6% convertible senior notes due 2011. These notes are convertible at the option of the holders into class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. Morgan Stanley Dean Witter acted as placement agent and received about $20 million in fees in connection with the sale of these notes. Because these notes were issued in a private placement transaction, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. This transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act and Rule 144A under that act, in reliance upon the representations of the placement agent.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 31, 2001, we held our 2001 annual meeting of stockholders in Reston, Virginia. Only holders of record of our class A common stock and class A convertible redeemable preferred stock on the record date of April 6, 2001 were entitled to vote at the annual meeting. Each holder of record of class A common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. The holder of record of the class A preferred stock was entitled to the number of votes into which its shares of class A preferred stock were convertible on the record date. The holders of class A common stock and the class A preferred stock were entitled to vote as single class on all matters, except for the election of directors. Only the holders of class A common stock were entitled to vote on the election of Keith J. Bane and V. Janet Hill, while only the holder of class A preferred stock was entitled to vote on the election of Craig O. McCaw. As of the record date, there were 728,843,745 shares of class A common stock outstanding and 7,702,483 shares of class A preferred stock outstanding, convertible into 46,214,898 shares of class A common stock.

      The following matters were submitted for a vote at our annual meeting:

Proposal 1	To elect directors to hold office for a three-year term ending on the date of our annual meeting of stockholders in 2004 or until their respective successors have been duly elected and qualified.

      Set forth below is information regarding the 628,454,593 shares of class A common stock voted in the election of the following two directors and regarding all of the shares of class A preferred stock voted in the election of the class A preferred stock director.

Name	For	Withheld

Keith J. Bane	617,311,040	11,143,553

V. Janet Hill	618,361,596	10,092,997

   Class A preferred stock director

Name	For	Withheld

Craig O. McCaw	46,214,898	0

      In addition to William E. Kennard, the following are the names of each of our directors whose term of office continued after the meeting:

Directors Holding Office Until 2002:	Daniel F. Akerson, Timothy M. Donahue, Frank M. Drendel and Dennis M. Weibling

Directors Holding Office Until 2003:	William E. Conway, Jr. and Morgan E. O’Brien

Proposal 2	To ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our consolidated financial statements for fiscal year ending December 31, 2001.

      Set forth below is information regarding the 674,669,491 aggregate common stock equivalents, representing shares of class A common stock and class A preferred stock, voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	663,929,415	8,590,408	0	2,149,668

Item 5.  Other Information.

      McCaw Transactions. In July 2001, various members of the McCaw family (and entities affiliated with them) who previously were members of Digital Radio, L.L.C., an affiliate of Craig O. McCaw, exercised in full options to purchase an aggregate of 10 million shares of our class A common stock for an aggregate purchase price of about $108 million.

      On August 9, 2001, we entered into an agreement with Digital Radio, L.L.C. and Mr. McCaw that amends the securities purchase agreement originally entered into in 1995. In 1995, the parties established certain arrangements relating to our corporate governance including, among other things, our agreement to create a five-member operations committee of the board of directors with Digital Radio entitled to have a majority of the members of this committee selected from among its representatives on the board of directors. The operations committee has the authority to formulate key aspects of our business strategy, including decisions relating to the technology we use, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the board of directors and its committees, as well as nomination and oversight of certain officers. The board of directors, by a majority vote, retained the right to override actions taken or proposed by the operations committee, although doing so would have resulted in a $25 million liquidated damages payment to Digital Radio and the commencement of the accrual of a 12% dividend payable on the stated value of all outstanding shares of class A preferred stock. The shares of our class A preferred stock outstanding at December 31, 2000 had an aggregate stated value of about $283 million.

      We also agreed that, subject to limited exceptions, until one year after the termination of the operations committee, neither Digital Radio nor its controlled affiliates would participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America, unless those opportunities first have been presented to and waived or rejected by us in accordance with the provisions of the securities purchase agreement.

      The securities purchase agreement and our certificate of incorporation also described a number of circumstances in which the operations committee could be terminated but the liquidated damages payment and dividend accrual would not be required. One of these circumstances was the failure of Digital Radio and its affiliates to maintain ownership of a specified interest in our equity securities for a specified time period, referred to as the “maintenance requirement.” As a result of distributions by Digital Radio and its affiliates in July 2001, our board could have terminated the operations committee as early as October 2001 without triggering the liquidated damages payment or the dividend accrual.

      However, on August 9, 2001, we entered into an agreement with Digital Radio and Mr. McCaw pursuant to which we eliminated the maintenance requirement referred to above, although the original provisions that terminate a number of the 1995 arrangements if ownership by Digital Radio and its affiliates falls below 5% remain in effect. Under the new agreement, if a majority of our board of directors who are independent of Mr. McCaw vote to override actions taken or proposed to be taken by the operations committee there are no consequences to us. If our board of directors acts to revoke or terminate the authority of the operations committee, the $25 million in liquidated damages will continue to be payable to Digital Radio but no dividends will accrue on the outstanding shares of class A preferred stock. Further, the board of directors continues to have the right under certain circumstances by a majority vote of the full board of directors or a majority vote of its disinterested directors, to change the powers of or to terminate the operations committee without triggering the liquidated damages payment. Mr. McCaw also has agreed to continue to serve on our board of directors until the operations committee is terminated or until his death or incapacity.

      Regulatory Developments. On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the FCC’s determination that licenses held by NextWave Personal Communications, Inc. had been forfeited when NextWave failed to make installment payments for those licenses. If this decision is not reversed by a subsequent appeal and if the FCC does not determine that NextWave has forfeited the licenses on other grounds, many, but not all, of the licenses awarded in the FCC auction completed in January 2001, could be returned to NextWave rather than awarded to the auction winners, many of whom are significant competitors of Nextel.

      On July 11, 2001, the FCC postponed indefinitely the auction of 700 MHz spectrum that was previously scheduled to begin on September 12, 2001, thus delaying wireless carriers access to spectrum expected to be used for 3G and other advanced services.

      On May 25, 2001, the FCC extended the five-year construction deadline applicable to all Major Trading Area 900 MHz licenses from August 12, 2001, until December 31, 2002, including those held by our subsidiaries.

      We previously described in our annual report on Form 10-K for the year ended December 31, 2000 certain efforts to limit the use of wireless devices by drivers. Since that disclosure, the State of New York has enacted a statute that makes it unlawful to use a handheld mobile telephone while driving. The use of a headset or other hands-free device is not prohibited by this statute. This law and similar laws, if enacted, could decrease the minutes of use on wireless networks, including ours.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture dated May 29, 2001 by and between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 6% convertible senior notes due 2011 (filed as Exhibit 4.1 to our current report on Form 8-K dated and filed May 29, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement dated May 29, 2001 by and between Nextel Communications, Inc. and Morgan Stanley & Co. Incorporated relating to Nextel’s 6% convertible senior notes due 2011 (filed as Exhibit 4.2 to our current report on Form 8-K dated and filed May 29, 2001 and incorporated herein by reference).
10.1	Amendment dated August 9, 2001 to the Securities Purchase Agreement dated April 4, 1995 between Nextel Communications, Inc., Digital Radio, L.L.C. and Mr. Craig O. McCaw.

      (b)  Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on May 1, 2001 reporting under Item 5 the announcement of our financial results and other data for the quarter ended March 31, 2001.

2.	Current report on Form 8-K dated and filed on May 24, 2001 reporting under Item 5 the announcement of a private placement of $1.0 billion of our 6% convertible senior notes due 2011 and other recent developments.

3.	Current report on Form 8-K dated and filed on May 29, 2001 reporting under Item 5 the completion of a private placement of $1.0 billion of our 6% convertible senior notes due 2011.

4.	Current report on Form 8-K dated and filed on May 31, 2001 reporting under Item 5 the announcement of the highlights of our annual shareholders meeting.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date:  August 10, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture dated May 29, 2001 by and between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 6% convertible senior notes due 2011 (filed as Exhibit 4.1 to our current report on Form 8-K dated and filed May 29, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement dated May 29, 2001 by and between Nextel Communications, Inc. and Morgan Stanley & Co. Incorporated relating to Nextel’s 6% convertible senior notes due 2011 (filed as Exhibit 4.2 to our current report on Form 8-K dated and filed May 29, 2001 and incorporated herein by reference).
10.1	Amendment dated August 9, 2001 to the Securities Purchase Agreement dated April 4, 1995 between Nextel Communications, Inc., Digital Radio, L.L.C. and Mr. Craig O. McCaw.