Form 10-Q
period 2001-09-30
NEXTEL COMMUNICATIONS INC
filed 2001-11-14
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 31, 2001

Class A Common Stock, $0.001 par value	762,647,372
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.
		Condensed Consolidated Balance Sheets

		As of September 30, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For the Nine and Three Months Ended September 30, 2001 and 2000	4

		Condensed Consolidated Statement of Changes in Stockholders’ Equity For the Nine Months Ended September 30, 2001	5

		Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Part II	Other Information.

	Item 1.	Legal Proceedings	30

	Item 2.	Changes in Securities and Use of Proceeds	30

	Item 5.	Other Information	30

	Item 6.	Exhibits and Reports on Form 8-K	30

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(in millions)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents, of which $271 and $474 is restricted	$3,040	$2,609

Short-term investments	1,187	2,065

Accounts and notes receivable, less allowance for doubtful accounts of $161 and $104	1,052	864

Handset and accessory inventory	246	183

Prepaid expenses and other current assets	541	737

Total current assets	6,066	6,458

Investments	344	756

Property, plant and equipment, net of accumulated depreciation of $3,548 and $2,482	9,974	8,791

Intangible assets, net of accumulated amortization of $1,218 and $1,101	6,497	5,982

Other assets	779	699

	$23,660	$22,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$669	$953

Accrued expenses and other	1,429	1,244

Due to related parties	347	423

Current portion of long-term debt, capital lease and finance obligations	133	102

Total current liabilities	2,578	2,722

Long-term debt	15,616	13,763

Capital lease and finance obligations	906	866

Deferred income taxes and other	1,325	1,426

Total liabilities	20,425	18,777

Contingencies (note 4)

Mandatorily redeemable preferred stock	2,053	1,881

Stockholders’ equity

Convertible preferred stock, 8 shares issued and outstanding	283	283

Common stock, class A, 762 and 727 shares issued and outstanding	1	1

Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—

Paid-in capital	8,633	8,370

Accumulated deficit	(7,445)	(6,554)

Treasury stock, at cost	—	(2)

Deferred compensation, net	(20)	(28)

Accumulated other comprehensive loss	(270)	(42)

Total stockholders’ equity	1,182	2,028

	$23,660	$22,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Nine and Three Months Ended September 30, 2001 and 2000
(in millions, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues	$5,615	$4,068	$1,992	$1,528

Operating expenses

Cost of revenues	2,114	1,549	732	587

Selling, general and administrative	2,236	1,642	763	582

Restructuring and impairment charges	169	—	147	—

Depreciation and amortization	1,270	898	449	315

	5,789	4,089	2,091	1,484

Operating (loss) income	(174)	(21)	(99)	44

Other income (expense)

Interest expense	(1,071)	(912)	(354)	(333)

Interest income	178	298	43	111

Equity in losses of unconsolidated affiliates	(69)	(106)	(24)	(35)

Foreign currency transaction (losses) gains, net	(71)	9	(16)	3

Reduction in fair value of available-for-sale securities	(188)	—	(188)	—

Other, net	(12)	4	(1)	18

	(1,233)	(707)	(540)	(236)

Loss before income tax benefit and extraordinary item	(1,407)	(728)	(639)	(192)

Income tax benefit	47	24	20	8

Loss before extraordinary item	(1,360)	(704)	(619)	(184)

Extraordinary item — gain (loss) on early retirement of debt, net of income tax of $0	469	(104)	469	—

Net loss	(891)	(808)	(150)	(184)

Mandatorily redeemable preferred stock dividends	(172)	(155)	(59)	(52)

Loss attributable to common stockholders	$(1,063)	$(963)	$(209)	$(236)

Loss per share attributable to common stockholders, basic and diluted

Loss before extraordinary item attributable to common stockholders	$(1.99)	$(1.14)	$(0.87)	$(0.31)

Extraordinary item	0.61	(0.14)	0.60	—

	$(1.38)	$(1.28)	$(0.27)	$(0.31)

Weighted average number of common shares outstanding	771	754	783	761

Comprehensive (loss) income, net of income tax

Net unrealized (loss) gain on available-for-sale securities:

Unrealized holding (losses) gains arising during the period	$(282)	$291	$(172)	$326

Reclassification adjustment for loss included in net loss	188	—	188	—

Foreign currency translation adjustment	(91)	26	(32)	18

Cash flow hedge:

Cumulative effect of accounting change	(20)	—	—	—

Reclassification of transition adjustment included in net loss	6	—	2	—

Unrealized loss on cash flow hedge	(29)	—	(26)	—

Other comprehensive (loss) income	(228)	317	(40)	344

Net loss	(891)	(808)	(150)	(184)

	$(1,119)	$(491)	$(190)	$160

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2001
(in millions)
Unaudited

	Convertible		Class A		Class B							Accumulated
	Preferred Stock		Common Stock		Common Stock				Treasury Stock			Other
							Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Loss	Total

Balance, January 1, 2001	8	$283	727	$1	36	$—	$8,370	$(6,554)	—	$(2)	$(28)	$(42)	$2,028

Net loss								(891)					(891)

Other comprehensive loss												(228)	(228)

Issuance of common stock:

Exercise of options			12	—			124						124

Employee stock purchase plan			1	—			13		—	2			15

Retirement of debt			22	—			292						292

Deferred compensation and other							6				8		14

Mandatorily redeemable preferred stock dividends							(172)						(172)

Balance, September 30, 2001	8	$283	762	$1	36	$—	$8,633	$(7,445)	—	$—	$(20)	$(270)	$1,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000
(in millions)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(891)	$(808)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes, net of accreted interest capitalized	384	301

Provision for losses on accounts receivable	268	111

Stock-based compensation	16	7

Impairment charge	147	—

Depreciation and amortization	1,270	898

Equity in losses of unconsolidated affiliates	69	106

Foreign currency transaction losses (gains), net	71	(9)

Reduction in fair value of available-for-sale securities	188	—

Income tax benefit	(47)	(24)

Extraordinary (gain) loss on early retirement of debt	(469)	104

Other	7	(9)

Change in assets and liabilities, net of effects from acquisitions:

Accounts and notes receivable	(460)	(284)

Handset and accessory inventory	(69)	(75)

Prepaid expenses and other assets	211	(54)

Accounts payable, accrued expenses and other	77	341

Net cash provided by operating activities	772	605

Cash flows from investing activities

Capital expenditures	(2,671)	(2,297)

Proceeds from maturities and sales of short-term investments	4,121	3,068

Purchases of short-term investments	(3,190)	(4,644)

Payments for licenses, acquisitions and other investments, net of cash acquired	(912)	(624)

Proceeds from sale of assets	10	297

Net cash used in investing activities	(2,642)	(4,200)

Cash flows from financing activities

Issuance of debt securities	2,250	1,791

Retirement of debt securities	—	(1,208)

Borrowings under long-term credit facilities	19	1,925

Repayments under long-term credit facilities	(26)	(15)

Proceeds from exercise of stock options	124	70

Repayments under capital lease and finance obligations	(66)	(25)

Proceeds from finance obligation	39	74

Debt financing costs and other	(36)	(61)

Net cash provided by financing activities	2,304	2,551

Effect of exchange rate changes on cash and cash equivalents	(3)	—

Net increase (decrease) in cash and cash equivalents	431	(1,044)

Cash and cash equivalents, beginning of period	2,609	4,701

Cash and cash equivalents, end of period	$3,040	$3,657

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

      Restricted Cash and Cash Equivalents. Nextel International and its subsidiaries held cash and cash equivalents of $271 million at September 30, 2001 and $474 million at December 31, 2000 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements.

      Foreign Currency. The effects of changes in exchange rates associated with Nextel International’s U.S. dollar based loans to its foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

     Accumulated Other Comprehensive Loss.

	September 30,	December 31,
	2001	2000

	(in millions)

Unrealized (loss) gain on available-for-sale securities, net	$(2)	$92

Cumulative foreign currency translation adjustment	(225)	(134)

Cumulative effect of accounting change	(14)	—

Unrealized loss on cash flow hedge	(29)	—

	$(270)	$(42)

     Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2001	2000

	(in millions)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$2,671	$2,297

Changes in noncash capital expenditures, including accreted interest capitalized	(293)	161

	$2,378	$2,458

Cash paid for interest, net of amounts capitalized	$629	$553

      Accounting Change and New Accounting Pronouncements. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, we recorded a $20 million transition adjustment in other comprehensive loss as a cumulative effect of a change in accounting principle. We will reclassify this amount into interest expense over the lives of the respective interest rate swaps, including $8 million during the twelve months ending December 31, 2001.

      We hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      As of September 30, 2001, we have recognized all of our cash flow hedges at their fair values of $111 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $29 million, representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense in the same period during which our hedged debt affects interest expense. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting and changes in the fair values of our swaps not qualifying for hedge accounting are recognized in our statement of operations in the period of the change. For the nine months ended September 30, 2001, interest expense includes a loss of $8 million representing changes in the fair values of our swaps not qualifying for hedge accounting and $3 million relating to the ineffective portion of the change in fair value of our swap qualifying for hedge accounting.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt. These fair value hedges qualify for hedge accounting using the short-cut method as the terms of the interest rate swaps match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the three months ended September 30, 2001 relating to these fair value hedges. As of September 30, 2001, we have recognized the interest rate swaps at their fair values of $33 million in other assets, with an offsetting $33 million adjustment to the carrying value of our hedged debt.

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

      In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product,” which clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, and will result in certain cooperative advertising and product placement costs currently classified as selling expenses being reflected as a reduction of revenues earned from that activity. EITF Issue No. 00-25 is effective January 1, 2002. Based on our analysis to date, we do not believe that the implementation of these provisions will have a material impact on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 are applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Goodwill amortization was $29 million and $10 million for the nine and three months ended September 30, 2001. We are evaluating the impact of applying the remaining provisions of SFAS No. 142 on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and some provisions of Accounting Principles Board Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We are evaluating the impact of applying the provisions of SFAS No. 144 on our financial position and results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2001	2000

	(in millions)

Nine months ended September 30	$196	$238

Three months ended September 30	61	78

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

      Restructuring and Impairment Charges. In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount. As of September 30, 2001, liabilities related to the workforce reduction had been substantially paid.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      In connection with Nextel International’s continuing efforts to tailor its operations to more closely align with anticipated sources of financing, and following its most recent review of economic conditions, operating performance and other relevant factors relating to its Philippine operating company, Nextel International decided to discontinue incremental funding to its Philippine operating company during the third quarter of 2001. Accordingly, Nextel International performed an assessment of the carrying values of the long-lived assets to be held and used in the Philippines, including property, plant and equipment, licenses, goodwill and other intangible assets. As a result, during the third quarter of 2001, Nextel International recorded a $147 million pretax impairment charge based on the amount by which the carrying values of these long-lived assets exceeded their estimated fair market values. The fair market values were determined using a market-value based approach as reviewed and determined to be reasonable by an independent appraiser.

      Reduction in Fair Value of Available-For-Sale Securities. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. In connection with Nextel International’s review, Nextel International recognized a $188 million reduction in fair value of its investment in TELUS Corporation based on its stock price at September 30, 2001.

      Other. In July 2001, various members of the McCaw family (and entities affiliated with them) who previously were members of Digital Radio, L.L.C., an affiliate of Craig O. McCaw, exercised in full options to purchase an aggregate of 10 million shares of our class A common stock for an aggregate purchase price of about $108 million.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.  Long-Term Debt, Capital Lease and Finance Obligations

	September 30,	December 31,
	2001	2000

	(dollars in millions)

10.65% senior redeemable discount notes due 2007, net of unamortized discount of $79 and $136	$761	$704

9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $110 and $180	1,019	949

4.75% convertible senior notes due 2007	354	354

9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $203 and $303	1,424	1,324

12% senior serial redeemable notes due 2008, net of unamortized discount of $4 and $4	296	296

9.375% senior serial redeemable notes due 2009	2,000	2,000

5.25% convertible senior notes due 2010	1,150	1,150

9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $33	1,283	—

6% convertible senior notes due 2011	1,000	—

Bank credit facility	4,500	4,500

Other long-term debt	19	1

13% senior redeemable discount notes due 2007, issued by Nextel International, net of unamortized discount of $42 and $156	488	795

12.125% senior serial redeemable discount notes due 2008, issued by Nextel International, net of unamortized discount of $81 and $172	408	558

12.75% senior serial redeemable notes due 2010, issued by Nextel International, net of unamortized discount of $6 and $9	450	641

Nextel International credit facilities	499	525

Total long-term debt	15,651	13,797

Less current portion	(35)	(34)

	$15,616	$13,763

Capital lease obligations	$313	$260

Finance obligation	691	674

Total capital lease and finance obligations	1,004	934

Less current portion	(98)	(68)

	$906	$866

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the sale of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1 at a rate of 9.5% per year. We may redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $500 million of our 9.5% senior serial

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

redeemable notes. As a result of this hedge and in accordance with SFAS No. 133, we have recognized a $33 million increase to the carrying value of these notes as of September 30, 2001. However, this fair value hedge adjustment does not change the amounts due at maturity.

      6% Convertible Senior Notes. In May 2001, we completed the sale in a private placement of $1.0 billion in principal amount of 6% convertible senior notes due 2011, generating $980 million in net cash proceeds. Cash interest is payable semiannually on these notes beginning December 1, 2001 at a rate of 6% per year. We may redeem some or all of these notes starting June 4, 2004 at an initial redemption price of 104% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If these notes are not registered with the Securities and Exchange Commission by December 1, 2001, the interest rate on the notes will increase by 0.5% per year until the notes are registered or until other specified conditions are met.

      Lease Transaction. Effective April 2001, a sale-leaseback transaction, previously accounted for as an operating lease, has been accounted for as a capital lease due to a modification to the lease provisions. As of September 30, 2001, the gross amount of assets recorded under capital lease included in property, plant and equipment resulting from this transaction is $84 million.

      Debt Purchases. In August 2001, Nextel Communications, Inc. purchased in private placement transactions an aggregate of $422 million in principal amount of Nextel International’s 13% senior redeemable discount notes due 2007, $241 million in principal amount of Nextel International’s 12.125% senior serial redeemable discount notes due 2008 and $194 million in principal amount of Nextel International’s 12.75% senior serial redeemable notes due 2010 in exchange for about 21.6 million shares of our class A common stock. Nextel Communications, Inc. continues to hold these notes, and therefore, these notes remain outstanding obligations of Nextel International. However, in accordance with generally accepted accounting principles, these transactions have been recorded as an early retirement of debt in our consolidated financial statements. As a result, we recognized an extraordinary gain of $469 million, representing the excess of the net carrying values of the repurchased notes over the market value of the 21.6 million shares on the dates of the exchange.

Note 4.  Contingencies

      See “Part II, Item 1.  Legal Proceedings” for a discussion of legal matters.

Note 5.  Mandatorily Redeemable Preferred Stock

	September 30,	December 31,
	2001	2000

	(dollars in millions)

Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 832,340 and 756,185 shares issued; 832,329 and 756,174 shares outstanding; stated at liquidation value	$855	$777

Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 1,102,498 and 1,015,397 shares issued; 1,102,484 and 1,015,383 shares outstanding; stated at liquidation value	1,118	1,029

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at fair value when issued plus accretion of liquidation preference at 9.25% compounded quarterly	80	75

	$2,053	$1,881

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6.  Segment Reporting

      We operate in two business segments, domestic and international. These reportable segments are strategic business units in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We evaluate performance based on operating income (loss) before depreciation, amortization, restructuring and impairment charges, referred to as segment earnings (losses).

			Intercompany				Intercompany
	Domestic	International	Eliminations	Consolidated	Domestic	International	Eliminations	Consolidated

	Nine Months Ended September 30, 2001				Nine Months Ended September 30, 2000

	(in millions)

Operating revenues	$5,132	$486	$(3)	$5,615	$3,856	$212	$—	$4,068

Segment earnings (losses)	$1,362	$(96)	$(1)	$1,265	$977	$(100)	$—	$877

Restructuring and impairment charges	(22)	(147)	—	(169)	—	—	—	—

Depreciation and amortization	(1,097)	(173)	—	(1,270)	(795)	(103)	—	(898)

Interest expense	(862)	(220)	11	(1,071)	(735)	(177)	—	(912)

Interest income	178	11	(11)	178	283	15	—	298

Other expense, net	(71)	(269)	—	(340)	(78)	(15)	—	(93)

Loss before income tax benefit and extraordinary item	$(512)	$(894)	$(1)	$(1,407)	$(348)	$(380)	$—	$(728)

Capital expenditures	$1,854	$524	$—	$2,378	$2,054	$404	$—	$2,458

	Three Months Ended September 30, 2001				Three Months Ended September 30, 2000

Operating revenues	$1,807	$186	$(1)	$1,992	$1,437	$91	$—	$1,528

Segment earnings (losses)	$526	$(29)	$—	$497	$392	$(33)	$—	$359

Impairment charge	—	(147)	—	(147)	—	—	—	—

Depreciation and amortization	(390)	(59)	—	(449)	(277)	(38)	—	(315)

Interest expense	(292)	(73)	11	(354)	(263)	(70)	—	(333)

Interest income	51	3	(11)	43	101	10	—	111

Other expense, net	(21)	(208)	—	(229)	(6)	(8)	—	(14)

Loss before income tax benefit and extraordinary item	$(126)	$(513)	$—	$(639)	$(53)	$(139)	$—	$(192)

Capital expenditures	$556	$130	$—	$686	$681	$144	$—	$825

	September 30, 2001				December 31, 2000

Property, plant and equipment, net	$8,692	$1,282	$—	$9,974	$7,721	$1,070	$—	$8,791

Identifiable assets	$20,874	$2,869	$(83)	$23,660	$19,687	$3,193	$(194)	$22,686

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine-and three-month periods ended September 30, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. Historical results may not indicate future performance. See “Forward Looking Statements.”

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

      We provide a wide array of digital wireless communications services throughout the United States. We offer a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or
iDEN(R), technology.

   A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect(R)” service;

•	Internet applications, mobile messaging services, e-mail and advanced business applications, which are marketed as “Nextel Wireless Web” services;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

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

      As of September 30, 2001:

•	we provided service to about 8,165,600 digital handsets in the United States;

•	our digital mobile network and the compatible digital mobile network of Nextel Partners, Inc., our affiliate providing service in small and medium sized markets, was operational in 191 of the top 200 metropolitan statistical areas in the United States; and

•	Nextel International provided service to about 1,189,500 digital handsets in its managed markets.

      In July 2001, we initiated operations in our sixth customer care center near Bremerton, Washington and expect it to be fully operational by the end of 2001.

      In July 2001, we launched an enhanced Nextel Direct Connect service that allows any Nextel subscriber to instantly communicate with any other Nextel subscriber in the same local dispatch calling area in some of our markets. We expect to offer this improved service in all of our markets by the end of 2001. We also have announced plans for our next enhancement to Nextel Direct Connect which will allow any two or more Nextel subscribers traveling to a market outside of their home calling area to continue to use Nextel Direct Connect with each other and with other Nextel subscribers in the visited market. This traveling Nextel Direct Connect feature is expected to be available in 2002 and is the next step in our planned introduction of a nationwide Nextel Direct Connect feature. See “Forward Looking Statements.”

      In September 2001, we announced that Paul N. Saleh had been named our Executive Vice President and Chief Financial Officer. He replaces John S. Brittain, Jr., who remains our Vice President and Treasurer. In September 2001, J. Timothy Bryan, Chief Financial Officer of Eagle River, Inc., an affiliate of Craig O. McCaw, joined our board of directors as a designee of Digital Radio, L.L.C. In October 2001, Daniel F. Akerson resigned from our board of directors and also from his position as chairman of the board of directors of Nextel International.

      In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, which Motorola is developing for our expected deployment in 2003. We expect that this upgrade will effectively double our voice capacity and leverage our existing infrastructure more efficiently. We also announced a compression technology enhancement expected to be rolled out in 2002 to deliver packet data service more efficiently at perceived higher speeds. See “Forward Looking Statements.”

Results of Operations

Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Domestic	$5,132	91%	$3,856	95%	$1,276	33%

International	486	9%	212	5%	274	129%

Intercompany eliminations	(3)	—	—	—	(3)	—

Operating revenues	$5,615	100%	$4,068	100%	$1,547	38%

Three Months Ended

Domestic	$1,807	91%	$1,437	94%	$370	26%

International	186	9%	91	6%	95	104%

Intercompany eliminations	(1)	—	—	—	(1)	—

Operating revenues	$1,992	100%	$1,528	100%	$464	30%

Digital handsets in service at end
of period for consolidated					Handsets	Percent
subsidiaries (handsets in thousands)
Domestic	8,166	—	6,157	—	2,009	33%

International	1,189	—	639	—	550	86%

      The increase in domestic operating revenues from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 consists of a $1.24 billion or 35% increase in wireless service and other revenues to $4.8 billion and a $34 million or 11% increase in revenues from digital handset and accessory sales to $332 million. The increase in domestic operating revenues from the three months ended September 30, 2000 to the three months ended September 30, 2001 consists of a $359 million or 27% increase in wireless service and other revenues to $1.69 billion and an $11 million or 10% increase in revenues from digital handset and accessory sales to $118 million. We continue to sell handsets at prices below our cost to attract new customers and as handset upgrade and retention inducements for existing customers. Additionally, as competition has intensified, the prices at which we sell handsets to our new and existing customers have generally declined from the nine months ended September 30, 2000. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in the number of handsets sold. To mitigate this effect, during the second quarter of 2001, we began to raise prices on existing handsets and introduce more feature rich and higher priced handsets, in an effort to limit the level of subsidy offered to attract and retain customers in our targeted segments. However, in order to stimulate sales of slow-moving handset models, we continue to rely on various customer inducements, including reductions in the sales prices of affected handset models.

      Domestic service and other revenues increased principally as a result of a 33% increase in domestic handsets in service. Average monthly revenue per domestic handset decreased from about $74 during the first nine months of 2000 to about $71 during the first nine months of 2001. Additionally, as compared to the same periods in 2000, average monthly minutes of use per subscriber increased 19% in the nine months ended September 30, 2001 to about 560 minutes. We attribute both the decrease in average monthly revenue per domestic handset and the increase in minutes of use per subscriber to the introduction of pricing plans designed to provide additional value to our customers. These new pricing plans, developed in part to meet competitive demands, generally provide lower per-minute rates made available in conjunction with fixed-rate service plans. These plans typically include a fixed amount of interconnect minutes combined with an unlimited or fixed amount of digital two-way radio service, unlimited Nextel Wireless Web services or free long distance service, all for a stated package price. The growth in handsets in service is the result of a number of factors, principally:

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	our differentiated products and services, including Nextel Direct Connect and Nextel Wireless Web;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	aggressive handset pricing promotions;

•	increased sales force and marketing staff; and

•	improved quality of service.

      We expect our average monthly revenue per domestic handset may continue to decrease in the future:

•	as we continue to migrate existing customers to lower priced service offering packages;

•	if competitive pressures require us to:

•	further restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or packages that may be offered by providers launching their service, or particular new product or service offerings, in a particular market; or

•	if we expand our marketing efforts to attract non-business users as customers.

      The increase in international operating revenues from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 consists of a $266 million or 135% increase in wireless service and other revenues to $463 million and an $8 million or 53% increase in revenues from digital handset and accessory sales to $23 million. The increase in international operating revenues from the three months ended September 30, 2000 to the three months ended September 30, 2001 consists of a $92 million or 107% increase in wireless service and other revenues to $178 million and a $3 million or 60% increase in revenues from digital handset and accessory sales to $8 million. Operating revenues increased primarily as a result of an 86% increase in the number of digital handsets in service in Nextel International’s managed markets from

September 30, 2000 to September 30, 2001, particularly in the Mexican and Brazilian markets. Additionally, the successful introduction of higher priced service plans, primarily in Mexico, contributed to the increase, but was partially offset by more competitive pricing plans in our other international markets offering lower per-minute rates.

Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Domestic	$1,868	33%	$1,432	35%	$436	30%

International	249	5%	117	3%	132	113%

Intercompany eliminations	(3)	—	—	—	(3)	—

Cost of revenues	$2,114	38%	$1,549	38%	$565	36%

Three Months Ended

Domestic	$639	32%	$538	35%	$101	19%

International	94	5%	49	3%	45	92%

Intercompany eliminations	(1)	—	—	—	(1)	—

Cost of revenues	$732	37%	$587	38%	$145	25%

      The increase in cost of revenues from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 for our domestic operations consists of a $247 million or 35% increase in cost of providing wireless services to $955 million and a $189 million or 26% increase in cost of digital handset and accessory sales to $913 million. The increase in cost of revenues from the three months ended September 30, 2000 to the three months ended September 30, 2001 for our domestic operations consists of a $77 million or 29% increase in cost of providing wireless services to $341 million and a $24 million or 9% increase in cost of digital handset and accessory sales to $298 million. Cost of digital handset and accessory sales increased primarily due to the increase in the number of handsets sold to new and existing customers, and to a lesser extent, the increase in the percentage of higher cost handsets sold.

      Domestic cost of service revenues increased primarily as a result of increased costs incurred related to variable interconnect fees on higher minutes of use and increased costs incurred related to direct switch and transmitter and receiver site costs including rent, utility and fixed interconnection fees. Total system minutes of use grew 66% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 principally due to the larger number of handsets in service as well as the 19% increase in average monthly minutes of use per subscriber in the nine months ended September 30, 2001 compared to the same period in 2000. The transmitter and receiver site and switch costs increased due to a 31% increase in transmitter and receiver sites and related equipment and an 11% increase in the number of switches we placed in service from September 30, 2000 to September 30, 2001.

      The increase in international cost of revenues from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 consists of a $79 million or 152% increase in cost of providing wireless services to $131 million, and a $53 million or 82% increase in cost of digital handset and accessory sales to $118 million. The increase in international cost of revenues from the three months ended September 30, 2000 to the three months ended September 30, 2001 consists of a $27 million or 123% increase in cost of providing wireless services to $49 million, and an $18 million or 67% increase in cost of digital handset and accessory sales to $45 million. The increase in the cost of providing international wireless services is primarily attributable to:

•	an increase in costs related to variable interconnect fees on significantly increased minutes of use, as well as higher fixed interconnect costs per minute, primarily in Brazil; and

•	an increase in site ground lease and utility expenses incurred due to a 65% increase in the number of transmitter and receiver sites placed in service by Nextel International’s consolidated subsidiaries from September 30, 2000 to September 30, 2001.

      The increase in international cost of digital handset and accessory sales is primarily due to the increase in the number of digital handsets sold, partially offset by a decrease in the average cost Nextel International paid for the handsets sold.

      We expect the amount of cost of revenues to increase as we place more sites and switches into service to add capacity and coverage to our networks, as customer usage of the digital mobile networks increases and as we sell more handsets and accessories to new customers and provide handset upgrade and retention inducements to existing customers, partially offset by a reduction in the average cost we expect to pay for the handsets sold. See “Forward Looking Statements.”

Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Selling, general and administrative	$2,236	40%	$1,642	40%	$594	36%

Domestic	$924	17%	$745	18%	$179	24%

International	163	3%	104	3%	59	57%

Selling and marketing	$1,087	20%	$849	21%	$238	28%

Domestic	$978	17%	$702	17%	$276	39%

International	170	3%	91	2%	79	87%

Intercompany eliminations	1	—	—	—	1	—

General and administrative	$1,149	20%	$793	19%	$356	45%

Three Months Ended

Selling, general and administrative	$763	38%	$582	38%	$181	31%

Domestic	$296	15%	$249	16%	$47	19%

International	59	3%	41	3%	18	44%

Selling and marketing	$355	18%	$290	19%	$65	22%

Domestic	$346	17%	$258	17%	$88	34%

International	62	3%	34	2%	28	82%

General and administrative	$408	20%	$292	19%	$116	40%

      The increase in domestic selling and marketing expenses from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 primarily reflects increased costs incurred in connection with higher sales of handsets including:

•	$61 million and $11 million, or an 18% and a 10%, increase in commissions and residuals earned by indirect dealers and distributors as a result of increased handset sales through these channels;

•	$58 million and $14 million, or a 40% and a 29%, increase in advertising expenses due to aggressive marketing campaigns, including sports-related sponsorships and television commercials, directed at growing our customer base and increasing brand awareness, as well as promoting our differentiated services, such as Nextel Direct Connect and Nextel Wireless Web;

•	$52 million and $23 million, or a 21% and a 27%, increase in sales and marketing payroll and related expenses including costs associated with our company-owned retail stores acquired in May 2001 and increased commissions attributable to a larger direct sales force and increased reliance on our lower cost distribution channels beginning in the third quarter of 2001; and

•	$8 million increase and $1 million decrease in other general marketing expenses.

      The increase in international selling and marketing expenses from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 is primarily due to increased direct sales labor costs attributable to a larger direct sales force, increased commissions from higher levels of digital handset sales and increased advertising.

      Domestic general and administrative expenses increased from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 primarily as a result of activities to support a larger customer base, specifically:

•	$140 million and $60 million, or a 141% and a 154%, increase in bad debt expense, which has increased as a percentage of domestic operating revenues primarily due to the impact of a slowing economy and aggressive promotions in late 2000 and early 2001, resulting in an ongoing increased focus on and strengthening of our credit policies and procedures, including modifying credit scoring models and requiring more forms of identification and deposits from more classes of customers;

•	$125 million and $35 million, or a 49% and a 35%, increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fifth customer care center which commenced operations in January 2001 and our sixth customer care center which commenced operations in July 2001, as well as costs associated with the implementation of our new billing system, expected to be completed in mid-2002; and

•	$11 million increase and $7 million decrease in personnel, facilities and general corporate expenses.

      International general and administrative expenses increased from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 primarily due to an increase in billing and customer care, information technology, facilities and other general corporate expenses to support a growing customer base. Additionally, international bad debt expense increased $17 million and $9 million, or 142% and 300%, from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 and has been increasing as a percentage of revenues primarily as a result of a weakening Brazilian economy.

      The aggregate amount of domestic selling, general and administrative expenses is expected to increase as a result of a number of factors, including but not limited to:

•	increasing aggressive marketing and advertising campaigns designed to increase brand awareness in our traditional business and government markets, as well as to develop brand awareness in the non-business user market;

•	costs associated with operating recently acquired retail stores and opening additional retail stores in 2002;

•	increasing commission and residual payments as we sell more handsets, partially offset by efforts to generate more handset sales through our lower cost distribution channels, such as company-owned retail stores, Internet sales through our website and telemarketing sales; and

•	increasing customer care costs as a result of our sixth customer care center, which is expected to become fully operational by the end of 2001.

Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Domestic earnings	$1,362	24%	$977	24%	$385	39%

International losses	(96)	(2)%	(100)	(2)%	4	4%

Intercompany eliminations	(1)	—	—	—	(1)	—

Segment earnings	$1,265	22%	$877	22%	$388	44%

Three Months Ended

Domestic earnings	$526	26%	$392	26%	$134	34%

International losses	(29)	(1)%	(33)	(2)%	4	12%

Segment earnings	$497	25%	$359	24%	$138	38%

      We define segment earnings as operating income (loss) before depreciation, amortization, restructuring and impairment charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets as well as all of our segment earnings pertains to our domestic operations. In the first quarter of 2001, our domestic segment earnings decreased as a percentage of consolidated operating revenues as compared to the same period in 2000 primarily due to customer acquisition, retention and handset upgrade activities. As described in “Future Capital Needs and Resources,” beginning in the second quarter of 2001, we initiated various actions resulting in reduced costs and increased domestic segment earnings. As a result of these actions, domestic segment earnings as a percentage of consolidated operating revenues for each of the three months ended September 30, 2001 and June 30, 2001 has improved to 26% as compared to 20% for the three months ended March 31, 2001. However, as the growth rate of our domestic customer base has been declining throughout the year, continued improvement in segment earnings as a percentage of consolidated operating revenues may be dependent in part on our abilities to achieve increased economies of scale, control costs and drive greater sales growth through our lower cost distribution channels. If general economic conditions worsen or if our new handset offerings are not well received, we may continue to see declines in demand for our product and service offerings, which may adversely affect our domestic segment earnings. See “Forward Looking Statements.”

      International segment losses improved due to increased operating revenues from growth in Nextel International’s customer base partially offset by increased costs attributable to:

•	the build-out of our international digital mobile networks, higher customer usage as well as higher fixed interconnect costs per minute, primarily in Brazil;

•	increased aggregate amounts of digital handset costs and related commissions resulting from increased handset sales; and

•	increased general corporate expenses, including bad debt expense primarily in Brazil, to support the larger customer base.

Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Depreciation	$1,089	20%	$756	19%	$333	44%

Amortization	181	3%	142	3%	39	27%

Depreciation and amortization	$1,270	23%	$898	22%	$372	41%

Three Months Ended

Depreciation	$389	20%	$268	18%	$121	45%

Amortization	60	3%	47	3%	13	28%

Depreciation and amortization	$449	23%	$315	21%	$134	43%

      Depreciation increased from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional switches and transmitter and receiver sites into service.

      The increase in amortization is primarily attributable to international acquisition activities completed during the second half of 2000. Domestic licenses acquired in auctions in late 2000 as well as acquisitions occurring in 2001 also contributed to the increase.

Restructuring and impairment charges, interest and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended

Restructuring and impairment charges	$(169)	(3)%	$—	—	$(169)	—

Interest expense	(1,071)	(19)%	(912)	(22)%	(159)	(17)%

Interest income	178	3%	298	7%	(120)	(40)%

Equity in losses of unconsolidated affiliates	(69)	(1)%	(106)	(3)%	37	35%

Foreign currency transaction (losses) gains, net	(71)	(1)%	9	—	(80)	NM

Reduction in fair value of available-for-sale securities	(188)	(3)%	—	—	(188)	—

Other, net	(12)	—	4	—	(16)	NM

Income tax benefit	47	1%	24	1%	23	96%

Extraordinary gain (loss)	469	8%	(104)	(3)%	573	NM

Loss attributable to common stockholders	(1,063)	(19)%	(963)	(24)%	(100)	(10)%

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended

Impairment charge	$(147)	(7)%	$—	—	$(147)	—

Interest expense	(354)	(18)%	(333)	(22)%	(21)	(6)%

Interest income	43	2%	111	7%	(68)	(61)%

Equity in losses of unconsolidated affiliates	(24)	(1)%	(35)	(2)%	11	31%

Foreign currency transaction (losses) gain, net	(16)	(1)%	3	—	(19)	NM

Reduction in fair value of available-for-sale securities	(188)	(9)%	—	—	(188)	—

Other, net	(1)	—	18	1%	(19)	(106)%

Income tax benefit	20	1%	8	1%	12	150%

Extraordinary gain	469	24%	—	—	469	—

Loss attributable to common stockholders	(209)	(10)%	(236)	(15)%	27	11%

NM—Not Meaningful

     In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount. We expect any savings in operating expenses as a result of the workforce reduction will be offset by operating expenses attributable to headcount increases in our direct sales force and existing and new customer care centers, as well as costs associated with our recently acquired retail stores.

      In connection with Nextel International’s continuing efforts to tailor its operations to more closely align with anticipated sources of financing, and following its most recent review of economic conditions, operating performance and other relevant factors relating to its Philippine operating company, Nextel International decided to discontinue incremental funding to its Philippine operating company during the third quarter of 2001. As a result, Nextel International recognized a pretax impairment charge of $147 million in the third quarter of 2001.

      The increase in interest expense from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 resulted primarily from the issuance of our senior notes in January 2001 and our convertible notes in May 2001 and Nextel International’s issuance of its senior notes in August 2000, as well as a higher average level of outstanding borrowings under our credit facilities, offset by a reduction in the weighted average interest rate for our domestic bank credit facility.

      The decrease in interest income from the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 2001 is primarily due to a decrease in interest rates during 2001 as well as a lower average cash balance in 2001.

      The decrease in equity in losses of unconsolidated affiliates from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 is due to $6 million of decreased losses attributable to our equity method investment in Nextel Partners, Inc. The remaining decrease is attributable to our Philippine affiliate, which we began consolidating in the third quarter of 2000, and to our Japanese investment, which was written off in the fourth quarter of 2000. The decrease in equity in losses of unconsolidated affiliates from the three months ended September 30, 2000 to the three months ended September 30, 2001 is due to decreased losses in our Japanese investment of $14 million offset by $3 million of increased losses attributable to our equity method investment in Nextel Partners.

      The foreign currency transaction loss in 2001 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar as a result of the current economic environment in both Brazil and Argentina. During the third quarter of 2001, Nextel International recorded a translation adjustment of $11 million as part of the cumulative translation adjustment related to intercompany loans between a subsidiary of Nextel International and its foreign operating company in Brazil as a result of Nextel International’s determination that these intercompany loans are of a long-term investment nature. Prior to August 2001, the effect of exchange rate changes on these intercompany loans was reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations. The foreign currency transaction gain in 2000 is primarily attributable to the strengthening of the Brazilian real.

      On September 30, 2001, Nextel International recognized a $188 million reduction in fair value of its investment in TELUS Corporation, as Nextel International determined the decline in fair value of this investment to be other-than-temporary.

      The extraordinary gain in 2001 relates to the purchase by Nextel Communications, Inc. of some of Nextel International’s senior notes during the third quarter of 2001. The extraordinary loss in 2000 relates to the early retirement of some of our senior notes during the first quarter of 2000.

Liquidity and Capital Resources

      We had losses attributable to common stockholders of $1.06 billion for the nine months ended September 30, 2001 and $963 million for the nine months ended September 30, 2000. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset operating revenues. Our anticipated capital expenditures, debt service obligations and operating expenses are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. Net cash provided by operating activities of $772 million during the nine months ended September 30, 2001 improved by $167 million compared to net cash provided by operating activities of $605 million during the nine months ended September 30, 2000. This improvement in net cash provided by operating activities is primarily attributable to domestic operations, reflecting improved domestic performance resulting from the economies of scale achieved from the growth in our customer base.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile networks continue to represent the largest use of our funds for investing activities. Net cash used in investing activities of $2.64 billion during the nine months ended September 30, 2001 decreased as compared to $4.2 billion during the nine months ended September 30, 2000 primarily due to:

•	a $2.51 billion increase in net proceeds from short-term investing activities as compared to $1.58 billion in net cash used to purchase short-term investments in 2000; offset by

•	a $374 million increase in cash paid for capital expenditures;

•	a $288 million increase in cash paid for licenses, acquisitions and other investments; and

•	a $287 million decrease in proceeds from sales of assets primarily attributable to the sale-leaseback transaction in 2000 involving some of our owned switch equipment.

Cash payments for capital expenditures totaled $2.67 billion during the nine months ended September 30, 2001 and $2.3 billion during the nine months ended September 30, 2000, including $489 million during 2001 and $277 million during 2000 for international capital expenditures. Cash paid for capital expenditures during the nine months ended September 30, 2001 increased primarily due to an increase in network construction activity resulting in an increase in the number of switches and transmitter and receiver sites and related equipment placed in service in our international operations in 2001 compared to 2000. The increase in cash paid for licenses, acquisitions and other investments is primarily due to $405 million paid in 2001 to Arch Wireless, Mobex and Motorola for the acquisition of 800 MHz and 900 MHz licenses and related assets, as well as $32 million to Let’s Talk Cellular & Wireless, Inc. for the purchase of retail stores. The increase was offset by a decrease in international acquisition activities as a result of $252 million used in 2000 for acquisitions in Brazil, Peru and Chile.

      Net cash provided by financing activities of $2.3 billion during 2001 consisted primarily of $2.22 billion in net proceeds from the private placement of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011. Net cash provided by financing activities of $2.55 billion during 2000 was primarily attributable to $1.75 billion in net proceeds from the sale of debt securities and $1.85 billion in proceeds from borrowings under our domestic bank credit facility, offset by $1.21 billion for the retirement of debt securities.

Future Capital Needs and Resources

      We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

•	the expansion and enhancement of our domestic digital mobile network, including potential payments in connection with any implementation of enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds;

•	operating expenses relating to our domestic digital mobile network;

•	potential acquisitions, including any negotiated acquisitions, of spectrum from third parties and any future governmental auctions of spectrum;

•	debt service requirements; and

•	other general corporate expenditures.

We anticipate that our cash utilization for capital expenditures and other investing activities will continue to exceed our positive cash flows from domestic operating activities through the remainder of 2001 and 2002, as we build out, expand and enhance our digital mobile network. See “Forward Looking Statements.”

      During the first quarter of 2001, our domestic operations began to feel the impact of a slowing economy, and the growth rate of our customer base has been declining throughout the year. In the first quarter, we also incurred higher operating costs in our business primarily attributable to customer acquisition and retention and handset upgrade activities. As a result, we experienced lower segment earnings from our domestic business in the first quarter of 2001 as compared to the fourth quarter of 2000. To respond to and counter these developments, we initiated various actions beginning in the second quarter of 2001, including:

•	reducing the average subsidy on our handsets by increasing the selling prices of some of our existing handsets and introducing new feature rich and higher priced handsets;

•	implementing strategies designed to lower commission costs on domestic handset sales;

•	focusing more of our customer acquisition activities on lower cost distribution channels such as company-owned retail stores that were acquired in May 2001, Internet sales through our website and telemarketing sales; and

•	reducing payroll and other operating costs by restructuring and streamlining our domestic organization to improve operating efficiencies by implementing a 5% workforce reduction, while continuing to invest in our customer care centers and direct sales force.

As a result of these factors, domestic operating costs decreased as a percentage of operating revenues and segment earnings improved in the second and third quarters of 2001 as compared to the first quarter. However, we cannot be sure that our actions will continue to be successful in further improving domestic segment earnings during the fourth quarter of 2001. See “Forward Looking Statements.”

      As of September 30, 2001, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan and $4.5 billion in term loans that mature over a period from December 31, 2007 to March 31, 2009. At September 30, 2001, the entire $4.5 billion of term loans available under our bank credit facility was outstanding. Amounts outstanding under this bank credit facility are secured by liens on assets of substantially all our domestic subsidiaries and bear interest payable quarterly at an adjustable rate calculated based either on the U.S. prime rate or the U.S. London Interbank Offered Rate, or LIBOR. The maturity dates of the loans can accelerate if the aggregate amount of specified debt obligations that mature before June 30, 2009, including the redemption price of redeemable stock that is mandatorily redeemable before June 30, 2009, exceed specified amounts. However, no such acceleration would occur if the long-term debt rating for specified outstanding and unsecured indebtedness of Nextel is at least BBB- by Standard & Poors Ratings Services or Baa3 by Moody’s Investors Service, Inc. The availability of financing under this bank credit facility is subject to requirements under the indentures governing our public notes and the terms applicable to some of our preferred stock. As of September 30, 2001, we were able to access the entire $6.0 billion available under our bank credit agreement in compliance with our financial ratio tests, the debt incurrence covenants contained in our indentures and the relevant terms of applicable issues of preferred stock.

      We are currently in the early stages of developing our detailed business plans and related budgets for calendar year 2002. We are not likely to finalize these processes and the resulting detailed business plans and related budgets until late 2001 or early 2002. Moreover, we may later revise any such plans and budgets in light of competitive factors in the relevant markets, new business opportunities, including additional spectrum acquisitions and other strategic or opportunistic transactions or investments, prevailing conditions in domestic and international debt and equity capital markets and the actual operating results and apparent prospects of our business.

      We anticipate that 2001 domestic capital expenditures will be roughly comparable to 2000 domestic capital expenditures and therefore expect to increase the level of domestic capital expenditures during the fourth quarter of 2001 as compared to the third quarter. In the future, our domestic capital spending is expected to be driven by several factors including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic core market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas;

•	the contemplated enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds; and

•	any future enhancement of our digital mobile network by employing contemplated “3G” technology.

      We have historically provided Nextel International with significant financial support. In April and July 2001, through a wholly owned subsidiary, we contributed an aggregate of $500 million to Nextel International in exchange for 5,000 shares of its series A exchangeable redeemable preferred stock. Nextel International will require a significant amount of capital to fund its operations and any planned network build-out for at least the next several years. However, Nextel International has advised us that, based upon its current capital commitments and anticipated cash needs, Nextel International presently has available cash resources to fund its operations only through the remainder of 2001.

      In view of Nextel International’s currently available cash resources and its lack of funding sources, Nextel International has determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. Nextel International is exploring various potential sources of financing, including public or private debt or equity financing and sales of non-strategic assets, including potential sale-leaseback transac-

tions, to meet its current and future funding requirements. We cannot be sure Nextel International will be successful in achieving its cash conservation targets. Further, we cannot be sure that Nextel International will be successful in raising sufficient additional funds to finance its operations at the time additional funds will be needed or at all. See “Forward Looking Statements.”

      If Nextel International cannot obtain sufficient funds when needed or successfully restructure its indebtedness and other financial obligations, it may be required to sell strategic assets, reorganize under applicable law or take other measures. In addition, in these events, it may be required to write-down the carrying values of its long-lived assets, including property, plant and equipment, licenses, goodwill and other intangible assets, to their estimated fair values, which may have a material adverse impact on our consolidated financial position and results of operations. Although we have no legal obligation to make any investments in, or otherwise advance funds to, Nextel International, to the extent Nextel International is unable to obtain necessary funding from other sources, we may provide Nextel International with funds of up to $250 million, but any such investment will be conditioned on, among other matters, Nextel International’s ability to complete a satisfactory restructuring of its indebtedness and other financial obligations and Nextel International’s obtaining additional funding from other sources, including sales of non-strategic assets. Any funding that we elect to provide to Nextel International may reduce the amount of funding available for our domestic operations.

      Based on available cash resources and the anticipated cash needs of our operations for capital expenditures and acquisitions and the anticipated operating cash flow of our wireless businesses, we believe that we will be able to fully fund our domestic operations through calendar year 2002. See “Forward Looking Statements.” In making this assessment, we have considered:

•	consolidated cash, cash equivalents and short-term investments on hand as of September 30, 2001 of $4.23 billion;

•	the availability of $1.5 billion of incremental funding over the amounts outstanding under our domestic bank credit facility;

•	the anticipated level of domestic capital expenditures during the remainder of 2001 and 2002;

•	our domestic debt service requirements during the remainder of 2001 and 2002; and

•	the potential investment of up to $250 million into Nextel International.

      If our business plans change, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of the mobile wireless businesses conducted by us, the anticipated cash needs of our businesses, and the conclusions as to the adequacy of the available sources, each also could change significantly. Finally, our conclusion that we will be able to fully fund our domestic operations through 2002 does not take into account the impact of our participation in any auctions for the purchase of licenses other than those already concluded or any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional equity and debt funding to meet those needs.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including technologies relating to our Nextel Wireless Web services;

•	market acceptance of our new handset and service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or “third generation” (3G) services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in Nextel International’s reports, filed with the Securities and Exchange Commission, including our annual reports on Form 10-K for the year ended December 31, 2000 and our subsequent quarterly reports on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank and vendor credit facilities and mandatorily redeemable preferred stock to finance our obligations. To the extent the interest rates on these financial instruments are variable, they expose us to interest rate risk. Our primary interest rate risk results from changes in the U.S. LIBOR, U.S. prime, Eurodollar and Adjusted Base rates, which are used to determine the interest rates that are applicable to borrowings under our bank and vendor credit agreements. We use interest rate swap agreements to partially hedge interest rate exposure associated with our long-term debt. All of our derivative transactions are entered into for non-trading purposes.

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

      As of September 30, 2001, we held $1.19 billion of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of September 30, 2001, the fair value of our investments in the common stock of publicly traded companies totaled $189 million. These investments are reported at their fair values in our financial statements. Negative fluctuations in the stock prices of these companies expose us to equity price risks. A 10% decline in their stock price would result in a $19 million decrease in the fair value of our investments in these public companies.

      The information below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2001 in U.S. dollars. To the extent that our financial instruments expose us to interest rate and foreign currency exchange risks, these instruments are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at September 30, 2001. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will repay our senior notes to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For

interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	carrying values for the bank and vendor credit facilities at September 30, 2001 as interest rates are reset periodically;

•	estimates for the capital lease and finance obligations based on interest rates for current term loans with similar terms; and

•	estimates obtained from bankers to settle interest rate swap agreements.

      Descriptions of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock are contained in notes 4, 6, 7 and 10 to the consolidated financial statements included in our 2000 annual report on Form 10-K and should be read in conjunction with the table below. The changes in the total and fair value of our long-term debt and capital lease and finance obligations as compared to December 31, 2000 reflect the January 2001 issuance of senior notes, the May 2001 issuance of convertible notes, repayments under our international vendor credit facilities, the August 2001 purchase of a portion of Nextel International’s senior notes, the April 2001 lease transaction and the changes in the applicable market conditions. The $100 million decrease in the notional amount maturing in 2001 for variable to variable interest rate swaps is attributable to the termination of a swap in the second quarter of 2001 in accordance with its original terms. There was no realized gain or loss associated with this termination. Additionally, in July 2001, we entered into three interest rate swap agreements totaling $500 million in notional amount to hedge the risk of changes in fair value attributable to changes in U.S. LIBOR associated with $500 million of our 9.5% senior serial redeemable notes due 2011.

	Year of Maturity

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

	(U.S. dollars in millions)

I. Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

Fixed Rate	$20	$101	$108	$107	$95	$14,190	$14,621	$7,868

Average Interest Rate	9%	9%	9%	9%	9%	10%	10%

Variable Rate	$9	$122	$418	$421	$508	$3,539	$5,017	$5,017

Average Interest Rate	8%	7%	7%	7%	7%	7%	7%
Interest Rate Swaps

Variable to Fixed (1)	$—	$—	$—	$—	$—	$570	$570	$(97)

Average Pay Rate	—	—	—	—	—	8%	8%

Average Receive Rate	—	—	—	—	—	4%	4%

Variable to Variable	$—	$—	$400	$—	$—	$—	$400	$(14)

Average Pay Rate	—	—	6%	—	—	—	6%

Average Receive Rate	—	—	4%	—	—	—	4%

Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$33

Average Pay Rate	—	—	—	—	—	7%	7%

Average Receive Rate	—	—	—	—	—	10%	10%

II. Foreign Exchange Rate Sensitivity
Long-Term Debt

Fixed Rate	$—	$1	$—	$—	$—	$1,475	$1,476	$275

Average Interest Rate	—	14%	—	—	—	13%	13%

Variable Rate	$8	$74	$219	$94	$75	$28	$498	$498

Average Interest Rate	8%	8%	8%	9%	9%	9%	8%

(1)	This interest rate swap requires a cash settlement in October 2003.

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We are involved in certain legal proceedings that are described in our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. During the three months ended September 30, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q.

Item 2.  Changes in Securities and Use of Proceeds.

      In July 2001, various members of the McCaw family (and entities affiliated with them) who previously were members of Digital Radio, L.L.C., an affiliate of Craig O. McCaw, exercised in full options to purchase an aggregate of 10 million shares of our class A common stock for an aggregate purchase price of about $108 million. These shares were issued pursuant to the exemption of Section 4(2) of the Securities Act in reliance upon representations of the relevant purchasers.

      In August 2001, we issued 21,577,098 shares of our class A common stock in exchange for an aggregate of $422 million principal amount of Nextel International’s 13% senior redeemable discount notes due 2007, $241 million principal amount of Nextel International’s 12.125% senior serial redeemable discount notes due 2008, and $194 million principal amount of Nextel International’s 12.75% senior serial redeemable notes due 2010. These shares were issued in private placements exempt under Section 4(2) of the Securities Act in reliance upon representations of the exchanging note holders.

Item 5.  Other Information.

      On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the cancellation by the Federal Communications Commission, or FCC, of personal communications services licenses formerly belonging to Next Wave Communications, Inc. was improper, and on August 31, 2001, the FCC reinstated the licenses. The FCC has appealed the court’s decision to the United States Supreme Court and has been discussing various settlement alternatives with NextWave. Until the litigation is complete or a settlement is reached, the status of those licenses is uncertain.

      On October 12, 2001, the FCC approved our plan for the provision of wireless enhanced 911 location information. We have been granted additional time for the initial rollout of a handset-based enhanced 911 technology and have until the end of 2005 to complete deployment of enhanced 911 capable handsets.

      On October 15, 2001, the FCC announced that the auction of 700 MHz spectrum will be held on June 19, 2002, thus allowing wireless carriers access to spectrum expected to be used for 3G technology and other advanced services.

      On November 8, 2001, the FCC voted to eliminate the limit on spectrum holdings effective January 1, 2003. In the interim, the FCC also raised the limit to 55 MHz in all markets effective until January 1, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Inapplicable

      (b)  Reports on Form 8-K filed with the Securities and Exchange Commission

1.	Current report on Form 8-K dated and filed on July 24, 2001 reporting under Item 5 the announcement of our financial results and other data for the quarter ended June 30, 2001.

2.	Current report on Form 8-K dated and filed on August 27, 2001 reporting under Item 5 the announcement of our agreement to purchase outstanding senior notes of our subsidiary, Nextel International, Inc.

3.	Current report on Form 8-K dated and filed on September 7, 2001 reporting under Item 5 the announcement of certain financial and other information.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date:  November 14, 2001