Form 10-Q/A
period 2001-09-30
NEXTEL COMMUNICATIONS INC
filed 2001-11-15
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

      The registrant hereby amends Item 2 of its quarterly report on Form 10-Q for the quarter ended September 30, 2001 in its entirety as follows:

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

      We anticipate that 2001 domestic capital expenditures will be approximately $2.5 billion and therefore expect to increase the level of domestic capital expenditures during the fourth quarter of 2001 as compared to the third quarter. In the future, our domestic capital spending is expected to be driven by several factors including:

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

      In view of Nextel International’s currently available cash resources and its lack of funding sources, Nextel International has determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. Nextel International is exploring various potential sources of financing, including public or private debt or equity financing and sales of non-strategic assets, including potential sale-leaseback transactions, to meet its current and future funding requirements. We cannot be sure Nextel International will be successful in achieving its cash conservation targets. Further, we cannot be sure that Nextel International will be successful in raising sufficient additional funds to finance its operations at the time additional funds will be needed or at all. See “Forward Looking Statements.”

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

Date:  November 15, 2001