Form 10-K
period 2001-12-31
NEXTEL COMMUNICATIONS INC
filed 2002-03-29
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Based on the closing sales price on March 15, 2002, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was about $3,870,168,000.

      On March 15, 2002, the number of shares outstanding of the registrant’s class A common stock, $0.001 par value, and class B nonvoting common stock, $0.001 par value, was 763,336,766 and 35,660,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held May 30, 2002 are incorporated in Part III, Items 10, 11, 12 and 13.

PART I

See page 39 for “Executive Officers of the Registrant.”

NEXTEL COMMUNICATIONS, INC.

PART I

FORWARD LOOKING STATEMENTS

      This annual report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include forward looking statements concerning expected technological improvements, new products, and services, operating results, cost savings and liquidity levels that are based on the expectations of our management as of the date of this filing. However, there may be events in the future that we are not able to predict or over which we have no control. We caution investors that actual results may differ materially from those contained in the forward looking statements as a result of uncertainties and risks, including the risk factors identified in this annual report on Form 10-K. More information about potential factors that could affect our business and financial results is set forth under “Item 1. Business — Risk Factors” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.     Business

A.     Overview

      We provide digital mobile communications throughout the United States by offering integrated wireless services under the Nextel® brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or iDEN®, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced JavaTM enabled business applications, which are marketed as “Nextel Wireless Web” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      As of December 31, 2001:

•	we had about 8,666,500 digital handsets in service in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc. was operational in 195 of the top 200 metropolitan statistical areas in the United States.

      We owned about 32% of the common stock of Nextel Partners as of December 31, 2001. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 55 of the top 200 metropolitan statistical areas in the United States ranked by population.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, NII Holdings, Inc. (formerly known as Nextel International, Inc.). NII Holdings through its operating subsidiaries provides wireless communications services targeted at meeting the needs of business customers in selected international markets. Its principal operations are in selected major business centers and related transportation corridors in Brazil, Mexico, Argentina and Peru. As of December 31, 2001, NII Holdings had about 1,162,600 digital handsets in service in its Latin American markets. NII Holdings currently is in discussions with its creditors regarding restructuring its debt obligations, which total about $2.67 billion. If NII Holdings is unable to obtain additional funding and negotiate a successful restructuring, it may be required to further write-down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, including liquidation of its assets. See “E. NII Holdings, Inc.”

      Our consolidated financial statements include financial information reflecting the financial position and results of operations relating to NII Holdings and its consolidated subsidiaries as of the relevant dates and periods indicated in those statements. For selected financial information concerning our domestic operations, the operations of NII Holdings and our operations on a consolidated basis, see note 15 to the consolidated financial statements. More detailed information relating specifically to NII Holdings may be found in the periodic and other reports filed by NII Holdings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and related rules. Except as noted above and as otherwise indicated, the description of our business in this document refers to our United States operations.

      Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000.

B.     2001 Goals Update and 2002 Goals

      In our 2000 annual report, we set as our primary goals for 2001 to:

•	continue to deliver leading edge product and service solutions to our customers, focusing on our Nextel Wireless Web features and business applications;

•	provide our customers with consistently superior service by having the highest quality digital mobile network and delivering the best customer care experience;

•	expand our distribution channels, such as direct retail, tele-sales and web sales, allowing us to reach out to existing and new customer groups in effective and cost-efficient ways; and

•	focus aggressively on increasing efficiencies and reducing costs wherever possible.

          1. New Customer Products and Solutions

      In November 2001, we introduced two new Internet-ready handsets, designed and manufactured by Motorola®, the i90cTM, one of the smallest flip-style handsets with speakerphone in the U.S. market, and the i80sTM, the slimmest and most lightweight handset used on the Nextel National NetworkSM. The i90c features an external screen that lets customers view caller ID and status information, a smart key for closed-flip operation, and an internal display screen with a distinctive blue backlight that supports three font sizes so users can zoom in or enlarge information on the screen. Both the i90c and i80s handsets are part of a new platform of handsets with embedded Java software, which also provide a built-in speakerphone, voice-activated dialing for hands-free operation and a voice recorder for calls and memos. The handsets also include an advanced phonebook that manages up to 250 contacts and datebook tools to manage calendars and alert users of business and personal meetings. Additionally, the i90c comes with musical ring tones to add a more personal touch and help users distinguish their calls from other wireless devices.

      In April 2001, we introduced the i85sTM and the i50sxTM handsets, which are also part of our platform of handsets with embedded Java software. These new handsets, developed and manufactured by Motorola, combine the qualities of our Internet-ready handsets with additional features and functionality such as the ability to download Java-based applications and voice-activated dialing and recorder features.

      In February 2001, we introduced the i2000plusTM handset, our first global handset with Internet capabilities. The i2000plus allows international roaming, which we market as Nextel Worldwide services. Like our other Internet-ready handsets, the i2000plus enables wireless Internet services by allowing web-based applications and content to be supplied directly to our subscribers. The i2000plus is a dual-mode handset manufactured by Motorola that operates on both iDEN technology and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. Our Nextel Worldwide services allow roaming on iDEN 800 MHz and GSM 900 MHz networks in more than 80 countries worldwide with the convenience of one handset, one number and one bill.

      We also introduced several other new products in 2001. For example, we introduced our first portable keyboard designed to work with our advanced handsets to enhance mobile office applications. The portable keyboard, called the Motorola iBoardTM, provides the convenience and utility of a full-size, laptop keyboard for composing e-mail messages, managing address books and calendars and using Java applications, such as a business calculator and expense report pad. In February 2001, we introduced “Mobile E-mail.” Using this service, Nextel Wireless Web customers who have POP3 accessible e-mail accounts at the office or e-mail accounts with Internet Service Providers such as Earthlink, Mindspring or Prodigy will be able to access their existing business and personal e-mail accounts from their Nextel handsets. POP3, or Post Office Protocol 3, is a widely used standard for receiving e-mail.

      We also introduced several new data applications designed to provide our customers the most effective, innovative ways to communicate with, and boost productivity from, their mobile workers. For example, Nextel and At Road, Inc. introduced an application combining voice, data, and location services into one integrated digital mobile wireless solution. With @Road’s LocationSmartTM technology, Nextel customers in the service trades and transportation/ trucking industries can now easily communicate with and manage transportation fleets, enabling the receipt of real-time reports on location, speed and stops. We continue to work with our customers and third-party developers to create data solutions to meet our customers’ growing appetite for wireless solutions. In addition to custom applications, currently our customers have the option of downloading “over the air” applications from our website directly onto their handsets, including business and productivity tools and games.

      We also have expanded the suite of content available using the Nextel Wireless Web. These sites provide a wide range of services relevant to everyday life, enabling customers to check news, weather and traffic, research business information, book flights, shop for gifts and more. Nextel Wireless Web combines the vast resources of the Web with the convenience and immediacy of an Internet-ready handset. For example, our customers are able to access the LA Times, United Airlines, Hoover’s Online, FedEx Corporate Services, Inc. and NFL.com from their digital handsets.

      In July 2001, we launched an enhanced Nextel Direct Connect service that allows any Nextel subscriber to communicate instantly with any other Nextel subscriber in the same local calling area. Previously, customers were only able to use Nextel Direct Connect within their own pre-defined user group. We also have expanded our calling areas. For example, the New York calling area runs from Toms River, New Jersey to Springfield, Massachusetts. Our enhanced Nextel Direct Connect service is available across all our calling areas nationwide.

          2. Enhanced Network and Customer Care

      During 2001, we enhanced our digital mobile network by providing more comprehensive coverage to our subscribers. Our digital mobile network is now accessible over a greater area, and we enhanced our coverage in existing markets, particularly focusing on improved “in-building” coverage to support an increased customer base. Specifically, in 2001 we increased the number of our transmitter and receiver sites in service on our digital mobile network to 15,500 by adding 2,800 sites. We also increased the number of switches in service on our digital mobile network to 81 by adding 6 switches during 2001. To improve the quality and capacity of our digital mobile network during 2001, we also purchased, or agreed to purchase, additional spectrum in the 800 and 900 MHz bands. Giving effect to pending acquisitions, we and Nextel Partners now have about 22 MHz of spectrum in the 800 and 900 MHz bands in virtually all of the top 100 U.S. markets. Additional benchmarks we achieved for the year ended December 31, 2001 include:

•	a 1,988,300 increase in digital handsets in service from 6,678,200 to 8,666,500; and

•	a 65% increase in total system minutes of use from about 31.5 billion during 2000 to about 51.9 billion during 2001.

      We recently began the launch of our new billing and customer care platform called “Ensemble.” Ensemble is a world class activations, customer care and billing system designed to provide increased reliability and functionality for our customer care representatives, system scalability to allow services to be provided to an estimated 25 million subscribers, one common database and integration of all platform software modules included in the system.

          3. Expanded Distribution Channels

      We also made significant strides in 2001 in expanding our distribution channels, particularly in channels that we believe allow us to acquire customers at a lower cost upon achieving economies of scale in those channels. In May 2001, we acquired a substantial portion of the operations, assets and rights associated with about 200 stores from Let’s Talk Cellular & Wireless, Inc., a specialty cellular and wireless retailer, for a cash purchase price of $34 million. We re-branded these stores as Nextel stores which, in addition to generating new customers and brand awareness, serve as additional points of contact for existing and new customers. We also have opened additional Nextel stores and currently expect to continue to expand this distribution channel in 2002.

      Also in 2001, we expanded the number of new subscribers garnered through our web sales and tele-sales. Through our website, we provide customers with access to information about our products and services, permit account inquiries and encourage handset and accessory sales directly over the Internet. Customers also are able to compare the various rate plans and access the full suite of our products and services, including handsets, accessories, and special promotions. We also provide our customers with a toll-free number (1-800-NEXTEL9) to purchase our products and services, which we refer to as tele-sales. As we increase our brand awareness through our expanded marketing efforts, we believe our Nextel stores, web sales and tele-sales will be increasingly useful distribution channels for all of our services.

          4. Increasing Efficiencies and Reducing Costs

      We began several initiatives in 2001 to reduce our future costs and increase our operating efficiency. The conversion from our prior customer service and billing platform to Ensemble, as discussed above, is expected to increase our overall operating efficiency and allow us to respond effectively to competition by maintaining our award winning level of customer satisfaction. We also expect substantial savings to result from this new system in terms of reduced billing costs and reduced information technology maintenance costs.

      The Ensemble platform also will assist us in achieving additional savings in connection with our outsourcing of many aspects of the customer care function to IBM and TeleTech Holdings Inc., a world leader in customer relationship management solutions. In January 2002, we announced an eight-year customer relationship management agreement with IBM and Teletech to manage our customer care centers. Under the terms of the agreement, about 4,000 of our employees were transferred to TeleTech. This agreement is designed to enhance customer care and build ongoing brand loyalty for Nextel as we work with IBM and TeleTech to introduce leading edge technology and process improvements, including a voice response system designed to address customer requests, at a reduced cost to us.

      Also in December 2001, we entered into a five-year information technology outsourcing agreement with Electronic Data Systems Corp. (EDS) under which EDS will manage our corporate data center, database administration, helpdesk, desktop services and other technical functions. We and EDS have chosen Sun Microsystems Inc. as the platform provider of choice for this agreement. Under the terms of this outsourcing agreement, about 290 employees were transferred to EDS and will continue to work in support of our information technology infrastructure.

          5. 2002 Goals

      For 2002, our principal business objectives are to:

•	continue to focus on increasing efficiencies and reducing costs wherever possible;

•	continue to deliver leading edge product and service solutions to our customers, focusing on our business applications and differentiation of our service offerings;

•	maximize the return on our investment in our existing digital mobile network while optimizing its performance; and

•	continue to attract and retain high quality customers.

C.     Business Strategy

      We believe that the following elements of our business strategy and characteristics of our business distinguish our wireless service offerings from those of our competitors in the wireless communications marketplace:

      1. We provide a differentiated, integrated package of wireless services, including our unique Nextel Direct Connect feature. We offer a bundled product offering accessible through a single handset, currently consisting of:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java enabled business applications, which are marketed as Nextel Wireless Web services; and

•	international roaming capabilities, which are marketed as Nextel Worldwide.

      We believe that our unique Nextel Direct Connect service is our primary service that differentiates us from competing communications providers. We are the only company providing national service that offers the benefits of this instantaneous communications solution along with mobile telephone service. We believe that for customers who already subscribe to or who would benefit by access to multiple wireless services, the convenience of combining multiple wireless communications options in a single handset for a single package price with a single billing statement are important features that further distinguish us from many of our competitors.

      A sizeable portion of business users’ communications involves contacting others within the same organization. We believe that our Nextel Direct Connect service is especially well-suited to address these intracompany wireless communications needs. The Nextel Direct Connect service gives customers the ability to instantly set up a conference on either a private (one-to-one) or group (one-to-many) basis. To further expand the flexibility and convenience offered by our Nextel Direct Connect service to users outside a single organization but within a single industry or interest group in a local calling area, we pioneered the Nextel Business NetworksSM concept. Nextel Business Networks extended Nextel Direct Connect service beyond a company’s employees to suppliers or other parties involved in the same industry.

      In 2001, we further enhanced Nextel Direct Connect by allowing any Nextel subscriber to communicate instantly with any other Nextel subscriber in the same local calling area, and allowing customers the ability to set up their own talk groups, offering greater customer satisfaction at a lower cost to us. Another enhancement of Nextel Direct Connect, which we call “traveling Direct Connect” is expected to become available in some markets in 2002. Using this service, any two or more Nextel subscribers traveling to a market outside of their local calling area will be able to use Nextel Direct Connect in the visited market and will be able to communicate instantly with other Nextel subscribers in that market using our Nextel Direct Connect service. For example, if a group of Nextel subscribers were traveling from New York to Las Vegas, they would be able to instantly contact each other while in the Las Vegas area and would be able to use our Nextel Direct Connect service to also contact any other Nextel subscriber who resides in the Las Vegas calling area. Also with the assistance of Motorola, we are targeting expansion of Nextel Direct Connect services nationally beginning in 2003, and we also are exploring extending Nextel Direct Connect to a global community of wireless users. See “Forward Looking Statements.”

      We expect to further expand our differentiated suite of products and services in 2002 by jointly developing and offering, in conjunction with Motorola and Research In Motion Limited, a new Nextel/BlackBerryTM handheld with both voice and data capabilities. This personal data assistant (PDA) style handset will operate on the Nextel National Network. This device is also expected to support Java 2 Micro Edition (J2METM) applications.

      2. We focus on the business customer. Our corporate marketing strategy has traditionally focused on targeting business users that we believe will be likely to appreciate the potential for our wireless communication service capabilities to increase efficiencies and reduce costs in their business activities. We originally concentrated our sales efforts on a number of distinct occupational groupings of mobile workers, but in the past few years we have broadened our primary targeted customer population to include a much wider group of business users. In 2002, we expect to continue to expand our customer base while targeting our marketing efforts in particular on supporting our newer distribution channels: web sales, tele-sales and Nextel stores.

      We also are committed to continuing to provide our customers with superior service, in part by striving to deliver the best customer care experience. We expect our outsourcing agreements with IBM and TeleTech to generate continued superior customer satisfaction, based, in part, on technological advancements from IBM and the expertise of a customer management specialist like TeleTech. We believe the associated benefits under these agreements will add to the progress in enhancing customer satisfaction we expect from our new billing and customer care platform, Ensemble. With the combination of these developments, we believe we are well positioned to handle the core needs of our growing customer base as we expand our product and service offerings.

      3. Our technology plans. In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, which Motorola is developing for our expected deployment in 2003. We expect that this upgrade will effectively double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure. We also announced a compression technology enhancement expected to be available for launch in 2002 to deliver packet data service more efficiently at perceived higher speeds. We believe these developments will allow us to provide increased wireless data speeds while avoiding or delaying capacity constraints. See “Forward Looking Statements.”

      Nextel’s existing deployment of the iDEN technology is one of the most comprehensive wireless coverage networks in the United States. Along with this exceptional geographic coverage is our strong, feature-rich product portfolio based on the Nextel Direct Connect service and what we believe is the most far reaching and robust packet data network of any national wireless operator. It is from this position that Nextel is evaluating the cost and service advantages and disadvantages of potential future technology choices, including “third generation” or “3G” technologies, as well as preliminary evaluations of technologies beyond 3G.

      Fundamentally, we believe that any 3G technology investment must be justified based on voice capacity needs and not simply incremental data services capabilities, as well as on the expected benefits third generation services will provide to our customers considering the cost of providing those services. We do not see a need to migrate to a 3G technology at this time for voice capacity given the significant capacity enhancements Motorola plans to deliver in 2003 for the existing iDEN technology, as discussed above. However, based on our current outlook, we do anticipate an eventual 3G deployment and therefore continue to stay abreast of 3G technology and other technological developments. We will only deploy third generation technology when it is warranted by expected customer demand, we have sufficient capital to deploy the technology and the anticipated benefits of services requiring third generation technology outweigh the costs of providing those services. Some of the factors that may influence us to accelerate a 3G deployment include:

•	the possibility that expected capacity upgrades to our existing digital mobile network may not be developed and delivered as currently contemplated;

•	a significant increase in customer demand for higher speed data services beyond those available using our existing digital mobile network; or

•	developments relating to the spectrum realignment now before the Federal Communications Commission, or FCC. See “G. Our Digital Mobile Network and Services — 7. Public safety spectrum initiative.”

      Furthermore, we have entered into several exclusive development agreements with QUALCOMM, Inc. and Motorola to preserve and enhance the development of our unique Nextel Direct Connect service on various code division multiple access, or CDMA, platforms.

      4. Our pricing strategy, marketing program and distribution channels. We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Nextel Direct Connect minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our digital mobile network or the compatible digital mobile network of Nextel Partners in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all their handsets and reallocate the aggregate minutes among those handsets.

      Our marketing program and related advertising campaigns currently are designed to increase brand awareness and in particular to expand the use of our newer, lower cost distribution channels: web sales, tele-sales and our Nextel stores. As we increase the brand awareness of Nextel and our innovative Nextel Direct Connect service, we believe these channels will account for both larger absolute numbers and a greater percentage of our new subscriber additions. Our marketing and advertising is also designed to stimulate additional demand for our services by stressing their versatility, value, simplicity and quality.

      We use both direct and indirect sales forces as part of our strategy to increase our customer base. We expect to selectively enhance both direct and indirect distribution channels as we further penetrate existing markets, expand our coverage in those markets and, through Nextel Partners, expand our reach into ancillary markets. As discussed under “B. 2001 Goals Update and 2002 Goals – 3. Expanded Distribution Channels,” we also expect to expand our web sales, tele-sales and sales through Nextel stores, allowing us to reach out to existing and new customer groups in effective and cost-efficient ways.

      5. We have strategic relationships with Motorola, Craig O. McCaw and Nextel Partners. Our two largest shareholders are Motorola and Mr. Craig O. McCaw and related entities. As of December 31, 2001, Motorola was the beneficial owner of about 14% of our class A common stock, assuming the conversion of the outstanding shares of our class B nonvoting common stock, all of which are owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola provides the iDEN infrastructure equipment and handsets used throughout our domestic markets and the international markets served by NII Holdings’ operating subsidiaries. As discussed above, we also work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our digital mobile network. See “H. Agreements with Significant Stockholders — 2. Motorola.”

      As of December 31, 2001, Mr. McCaw and his affiliates beneficially owned about 8% of our class A common stock, assuming the conversion of all shares of the preferred stock and the exercise of all options held by controlled affiliates of Mr. McCaw. We also benefit from Mr. McCaw’s more than 25 years of experience in the wireless communications business. Mr. McCaw currently serves as a member of our Board of Directors and also as Chairman of the Operations Committee of our Board of Directors, which is responsible for formulating key aspects of our business strategy. See “H. Agreements with Significant Stockholders — 1. Craig O. McCaw and related entities.”

      Digital wireless communications services are provided under the Nextel brand name in mid-sized and tertiary U.S. markets by Nextel Partners. Nextel Partners has the right to operate in 55 of the top 200 metropolitan statistical areas in the United States ranked by population. In January 1999, one of our subsidiaries entered into a joint venture agreement with Nextel Partners, and that subsidiary owned about 32% of Nextel Partners’ common stock as of December 31, 2001. We entered into this relationship principally to accelerate the build-out of the Nextel digital mobile network outside the largest metropolitan market areas which are the main focus of our network coverage. As an inducement to obtain Nextel Partners’ commitment to undertake and complete the anticipated network expansion, Nextel Partners was granted the exclusive right to offer wireless communications services under the Nextel brand name in their markets.

D.  2001 Developments and Year-to-Date 2002 Developments

      1. Acquisitions. In May 2001, we purchased from Mobex Communications, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets and an equity interest in a subsidiary of Mobex for a total cash purchase price of $117 million. Also in May 2001, we purchased from Arch Wireless, Inc. 900 MHz specialized mobile radio licenses and Arch Wireless redeemable cumulative preferred stock for a total cash purchase price of $250 million. In June 2001, we purchased from Motorola 900 MHz specialized mobile radio licenses and related assets for a cash purchase price of $58 million. In December 2001, we purchased from Pacific Wireless Technologies, Inc. 800 MHz specialized mobile radio licenses and related assets for a cash purchase price of $58 million. In early 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets for a cash purchase price of $130 million.

      2. 9.5% senior serial redeemable notes due 2011. In January 2001, we completed the sale of $1.25 billion in aggregate principal amount of our 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable on February 1 and August 1 at a rate of 9.5% per year. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      3. 6% convertible redeemable senior notes. In May 2001, we completed the sale of $1.0 billion in aggregate principal amount of our 6% convertible redeemable senior notes due 2011, generating $980 million in net cash proceeds. Cash interest is payable on June 1 and December 1 at a rate of 6% per year. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      4. Nextel stores. In May 2001, we purchased a substantial portion of the operations, assets and rights associated with about 200 stores from Let’s Talk Cellular & Wireless, a specialty cellular and wireless retailer, for a cash purchase price of $34 million. We re-branded these stores as Nextel stores which, in addition to generating new customers and brand awareness, serve as additional points of contact for existing and new customers.

      5. Officer and director developments. In February 2001, William E. Conway, Jr. was appointed Chairman of our Board of Directors, replacing Daniel F. Akerson. Mr. Conway has served as one of our directors since February 1997. Also in February 2001, Mr. Akerson was appointed non-executive Chairman of NII Holdings. In October 2001, Mr. Akerson resigned from our Board of Directors and also from his position as Chairman of the Board of Directors of NII Holdings. In May 2001, William E. Kennard, former Chairman of the FCC, joined our Board of Directors. In September 2001, J. Timothy Bryan, Chief

Financial Officer of Eagle River, Inc., an affiliate of Mr. McCaw, joined our Board of Directors as a designee of Digital Radio, L.L.C.

      In April 2001, we announced that James F. Mooney had been named our Executive Vice President and Chief Operating Officer, replacing Steven P. Dussek. In September 2001, we announced that Paul N. Saleh had been named our Executive Vice President and Chief Financial Officer, replacing John S. Brittain, Jr.

      6. Credit facility amendment. In March 2001, we amended our $6.0 billion bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of December 31, 2001, $4.5 billion was outstanding under this facility, leaving about $1.5 billion of additional borrowing availability, and we were in full compliance with all financial covenants under this facility as in effect on that date.

      7. Customer care developments. During 2001, we initiated operations in our fifth and sixth customer care centers in Temple, Texas and Bremerton, Washington. In January 2002, we announced an eight-year customer relationship management agreement with IBM and Teletech, a world leader in customer relationship management solutions, to manage our customer care centers. Under the terms of the agreement, about 4,000 of our employees were transferred to TeleTech. This agreement is designed to enhance customer care and build ongoing brand loyalty for Nextel as we work with IBM and TeleTech to introduce leading edge technology and process improvements, including a voice response system designed to address customer requests at a reduced cost to us.

      8. Information technology outsourcing. In December 2001, we entered into a five-year information technology outsourcing agreement with Electronic Data Systems Corp. (EDS) under which EDS will manage our corporate data center, database administration, helpdesk, desktop services, and other technical functions. We and EDS have chosen Sun Microsystems as the platform provider of choice for this agreement. Under the terms of this outsourcing agreement, about 290 of our employees were transferred to EDS and will continue to work in support of our information technology infrastructure.

      As a result of the customer care and information technology outsourcing arrangements, we expect to record a restructuring charge in the first quarter of 2002 related to vacating unneeded facilities and other matters.

      9. Direct Connect upgrade. In July 2001, we launched an enhanced Nextel Direct Connect service that allows any Nextel subscriber to communicate instantly with any other Nextel subscriber in the same local calling area. This service has now been introduced in all of our markets. We also have announced plans for our next enhancement to Nextel Direct Connect which will allow any two or more Nextel subscribers traveling to a market outside of their local calling area to continue to use Nextel Direct Connect with each other and with other Nextel subscribers in the visited market. This traveling Direct Connect feature is expected to become available in some markets in 2002, and is the next step in our planned introduction of a nationwide Nextel Direct Connect feature. See “Forward Looking Statements.”

      10. Option exercise. In July 2001, various members of the McCaw family, and entities affiliated with them who previously were members of Digital Radio, L.L.C., a controlled affiliate of Mr. McCaw, exercised in full options to purchase from us an aggregate of 10.0 million shares of our class A common stock at a per share exercise price of $10.75 for an aggregate purchase price of $108 million.

E.  NII Holdings, Inc.

      We have ownership interests in international wireless companies through our substantially wholly owned subsidiary, NII Holdings, Inc. (formerly known as Nextel International, Inc.). NII Holdings through its operating subsidiaries provides wireless communications services targeted at meeting the needs of business customers in selected international markets. Its principal operations are in selected major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. NII Holdings also provides analog specialized mobile radio services in Chile and owns, directly and indirectly, about a 59% interest in a digital mobile services provider in the Philippines.

      In the latter half of 2000, NII Holdings began a process to complete an initial public offering to raise funds to support the continued expansion and enhancement of its digital mobile networks. In March 2001, due to adverse market conditions, NII Holdings announced its decision to discontinue its initial public offering at that time and withdrew its registration statement. In the first quarter of 2001, NII Holdings also amended the terms of its vendor financing agreements with Motorola to extend the maturities and modify the covenants under those facilities.

      The downturn in the global capital markets, among other things, has made it impossible for NII Holdings to obtain significant new financing from third parties through the issuance of equity or debt securities. In April 2001, NII Holdings issued 2,500 shares of its series A exchangeable redeemable preferred stock to one of our wholly owned subsidiaries in exchange for cash proceeds of $250 million. In July 2001, NII Holdings issued another 2,500 shares of its series A exchangeable redeemable preferred stock to the same subsidiary in exchange for another cash investment of $250 million.

      In August 2001, we purchased an aggregate of $422 million in principal amount of NII Holdings’ 13% senior redeemable discount notes due 2007, $241 million in principal amount of NII Holdings’ 12.125% senior serial redeemable discount notes due 2008 and $194 million in principal amount of NII Holdings’ 12.75% senior serial redeemable notes due 2010 in exchange for an aggregate of 21,577,098 shares of our class A common stock. Nextel Communications continues to hold this $857 million aggregate principal amount of notes, and therefore, these notes remain outstanding obligations of NII Holdings.

      During the third quarter of 2001, following NII Holdings’ review of the economic conditions, operating performance and other relevant factors in the Philippines, NII Holdings decided to discontinue funding to its Philippine operating company. In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, during 2001 NII Holdings recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1.75 billion resulting from the write-down of the carrying values of its long-lived assets and the restructuring of some of its operations to reduce its operating costs and improve its operating efficiencies. Because NII Holdings is one of our substantially wholly owned subsidiaries, these charges also appear in our consolidated financial statements.

      To provide additional liquidity, in the fourth quarter of 2001, NII Holdings sold its minority interest in TELUS Corporation, a Canadian wireless company, for cash proceeds of $196 million, of which $57 million was placed into an escrow account as collateral for a portion of NII Holdings’ vendor financing facilities with Motorola Credit Corporation.

      NII Holdings currently has outstanding an aggregate of $2.67 billion of debt that it incurred to construct its network and fund its operations, including $800 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications as described above. The obligations under this debt are solely those of NII Holdings and its subsidiaries, and Nextel Communications is not a party to any of the obligations in respect of that debt. Since debt service payments are a significant portion of NII Holdings’ current and future commitments and because NII Holdings does not believe that funds generated from its operating activities or realistically available from other sources will be sufficient to meet its expected commitments, NII Holdings began to review various alternatives to restructure its currently outstanding indebtedness.

      On December 31, 2001, NII Holdings’ Argentine operating company failed to make principal payments on its $108 million Argentine credit facilities, and, on February 1, 2002, NII Holdings failed to make a $41 million interest payment on its $650 million aggregate principal amount 12.75% senior notes, resulting in defaults under these facilities, as well as under its $382 million of Motorola vendor financing facilities due to cross-default provisions. NII Holdings decided not to make these payments as part of the cash preservation process undertaken to restructure its debts and implement a revised business plan and does not intend to make additional principal or interest payments on any of its outstanding debt while continuing its restructuring activities. As a result of these defaults, the lenders under the affected facilities are each free to pursue their respective remedies, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. In February 2002, one of NII Holdings’ creditors seized $8 million, which was pledged under a collateral account as security for that debt. If any of NII Holdings’ lenders accelerate any of these obligations, then as a result of the operation of cross-default provisions, NII Holdings would be in default with respect to substantially all of its indebtedness, all of which would then be callable or subject to acceleration. In addition, NII Holdings’ independent auditors have issued a “going concern” opinion with respect to NII Holdings’ financial statements, which indicates that, in their opinion, substantial doubt exists about NII Holdings’ ability to continue operating.

      NII currently is in discussions with its creditors regarding restructuring its debt obligations. If NII Holdings is unable to obtain additional funding and negotiate a successful debt restructuring, it may have to further write-down its assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures which could include liquidation of its assets. Additionally, NII Holdings could experience adverse impacts on its business, including but not limited to, a loss of customer accounts, top sales agents, indirect dealers and key management personnel. NII Holdings also may lose government and regulatory support for various initiatives that it believes are critical to its business.

      Although we have no legal obligation to make any investments in, or otherwise advance funds to, NII Holdings, to the extent NII Holdings is unable to obtain necessary funding from other sources, we may elect to provide NII Holdings with up to $250 million, but any such investment will be conditioned on NII Holdings’ ability to complete a satisfactory restructuring of its indebtedness and other financial obligations, as well as other specific conditions. Any funding that we elect to provide to NII Holdings may reduce the amount of funding available for our domestic operations.

F.  Wireless Industry Overview

      1. Development of the wireless communications industry. Today’s wireless communications industry began in 1970 when the FCC reallocated 115 MHz of radio spectrum in the 800 and 900 MHz bands from the federal government and UHF television to land mobile service use to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. The FCC allocated 50 MHz for cellular service, which were allocated in equal blocks to two cellular operators in each metropolitan statistical area or rural statistical area, and 46 MHz for private radio services, including specialized mobile radio, or SMR. The remaining 19 MHz were divided among six different services. Because of regulatory delays, the first commercial cellular systems were not operational until 1983. Since then, however, growth in the industry has been rapid, with more than 130 million wireless handsets consisting of analog cellular, digital cellular, enhanced specialized mobile radio and personal communications services, or PCS, units now in service, as reported by the Cellular Telecommunications and Internet Association.

      2. SMR and cellular/ PCS telephony. The FCC created the cellular telephone industry as a regulated common carrier duopoly. The FCC awarded only two licenses to provide cellular service in the service area of any given metropolitan statistical area or rural statistical area. In 1993, the FCC allocated 120 MHz of spectrum in the 1.8-2.2 GHz band for the provision of licensed PCS which include mobile wireless communications services similar to those provided over our digital mobile network. The FCC has awarded three 30 MHz and three 10 MHz PCS licenses for this PCS spectrum through a competitive bidding process. Since August 1996, SMR operators have been subject to the same common carrier obligations as cellular and PCS operators. See “I. Regulation” for additional information. Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including the bundled products we already offer.

G.	Our Digital Mobile Network and Services

      1. Digital mobile network services. We have designed and constructed our digital mobile network to support the full complement of digital wireless services described above. See “A. Overview.” Additionally, we anticipate offering our subscribers even more tools and applications to access time-sensitive information and content, providing them with effective and innovative ways to communicate with their business associates.

      Our digital mobile network provides customers desiring mobile telephone service with access to features competitive with those offered by other current wireless communications services, such as the “hand-off” of calls from one site to another and “in-building” signal penetration for improved portable performance in selected high usage areas. In addition to offering mobile telephone service and Nextel Direct Connect, our innovative two-way radio dispatch function, our digital mobile network has been designed to include a messaging or paging capability, which also has been built into each handset, to enable a customer to receive alphanumeric short-text messages. Our digital mobile network offers customers additional features, such as voice-mail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding, conference calling, and additional line service. Most of the handsets we currently offer have a speakerphone capability to allow “hands-free” conversation.

      Working together with Motorola and others, we have adapted our iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Wireless Web services. We completed our nationwide roll-out of these packet data services in September 2000. Subscribers may now elect to access a broad array of content directly from their Internet-ready handsets, such as news, weather, travel, sports and leisure information and shopping. Also available are Nextel Industry Solutions, which are industry specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers’ businesses functioning smoothly through their mobile workforce.

      We have built the largest guaranteed all-digital wireless network in the country covering thousands of communities across the United States. As of December 31, 2001, we, together with Nextel Partners, served 195 of the top 200 U.S. markets and the major transportation corridors between these markets. Through recent market launches, Nextel and Nextel Partners service is available today in areas of the U.S. where about 230 million people live or work.

      NII Holdings, through its subsidiaries, is constructing and operating digital networks employing iDEN technology on 800 MHz spectrum holdings in selected major metropolitan market areas located principally in Latin America. We have entered into interoperability agreements with NII Holdings’ Latin American affiliates to provide for coordination of customer identification and validation necessary to facilitate roaming between our domestic markets and NII Holdings’ Latin American markets.

      We have roaming agreements currently in effect with Nextel Partners covering all of the U.S. market areas in which Nextel Partners currently provides, or will in the future provide, iDEN-based digital mobile services. We also have a roaming agreement in effect with TELUS in Canadian market areas where TELUS offers iDEN-based digital mobile services. Our i2000plus handset is a dual mode handset that operates on both the iDEN technology used by Nextel and the GSM 900 MHz standard and allows digital roaming on iDEN 800MHz and GSM 900 MHz networks in over 80 countries. Our i2000plus handset also has the ability to access Nextel Wireless Web services.

      2. Digital mobile network technology. Our digital mobile network combines the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and with a variation of that GSM technology being deployed by certain PCS operators in the United States. The design of our existing and proposed digital mobile network currently is premised on dividing a service area into multiple sites having a typical coverage area of from less than one mile to up to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter/ receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a handset and connects wireless calls to the public switched telephone network. Nortel Networks Corporation has supplied most of the mobile telephone switches for our digital mobile network. In the case of two-way radio dispatch, a piece of equipment called a dispatch application processor provides a call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers.

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

•	First, each channel on our digital mobile network is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog specialized mobile radio in channel utilization capacity. We also achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile network reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because many of our 800 MHz channel holdings are composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.

      3. Technology commitments. Pursuant to our equipment purchase agreements with Motorola first entered into in 1991, as subsequently amended, Motorola provides the iDEN infrastructure equipment and handsets throughout our markets. These agreements set forth the prices we must pay to purchase and license this equipment as well as a structure to develop new features and make long-term improvements to our network. Motorola is recognized as the overall integrator of our iDEN digital mobile network elements and has committed to make some components of our network available to us. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We expect to rely principally on Motorola for the manufacture of substantially all of our handsets and a substantial portion of the equipment necessary to construct our iDEN digital mobile network for the next several years. See “K. Risk Factors — 11. Because we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could adversely affect our operations.”

      In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, which Motorola is developing for our expected deployment in 2003. We expect that this upgrade will effectively double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure. We also announced a compression technology enhancement expected to be available for launch in 2002 to deliver packet data service more efficiently at perceived higher speeds. We believe these developments will allow us to increase wireless data speeds and avoid or delay capacity constraints. See “Forward Looking Statements.”

      Giving effect to pending acquisitions, we and Nextel Partners now have about 22 MHz of spectrum in the 800 and 900 MHz bands in virtually all of the top 100 U.S. markets and about 4 MHz of spectrum in the 700 MHz band in most major metropolitan markets in the U.S. We continuously review alternate technologies as they are developed. To date, however, it has not been regarded as necessary to adapt currently available alternative technologies to operate on our present spectrum position. However, after we have successfully completed the mandatory relocation of incumbent operators out of certain portions of our spectrum, we will have access to contiguous channel blocks, similar to our cellular and PCS competitors. The availability of a significant block of contiguous spectrum would permit the introduction of a broader range of technology options than is available to us on non-contiguous spectrum blocks. In connection with future deployment of 3G technologies, we have completed tests to assess the operational and commercial feasibility of constructing and launching an overlay network using the 3G CDMA2000 technology, on up to an average of 10 MHz of contiguous spectrum in nearly every major market in the United States. Additionally, we continue to pursue regulatory initiatives that would provide us with rights to create and use other contiguous blocks of spectrum. See “7. Public safety spectrum initiative” and “ I. Regulation.”

      We have entered into several exclusive development agreements with QUALCOMM and Motorola to preserve and enhance the development of our unique Nextel Direct Connect service on various CDMA platforms. We may enter into additional development agreements of this nature with other infrastructure or handset vendors.

      Our consideration of alternative technologies would likely be materially affected by our contractual obligations to Motorola. For example, if we were to determine that the iDEN technology we use is no longer suited to our needs, we have agreed to notify Motorola six months prior to any public announcement or formal contract to purchase equipment utilizing alternate technology. If Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. See “K. Risk Factors — 11. Because we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could adversely affect our operations” and “— 12. Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.”

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

      Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. This site acquisition process for a system’s initial construction in a market, depending on the number of sites, typically takes from two to eighteen months. Preparation of each site for equipment installation, including construction of equipment shelters, towers and power systems, grounding, ventilation and air conditioning, typically takes six weeks, while equipment installation, testing and pre-operational systems optimization generally take an additional six weeks prior to commencing system operations. Following commencement of system operations in a selected market, we expect to add new sites as necessary to improve coverage and capacity. In 2001 we added about 2,800 transmitter and receiver sites to our digital mobile network, bringing the total number of sites as of December 31, 2001 to 15,500.

      In an effort to improve our digital mobile network and expedite network deployment in existing markets, in new markets and in heavily traveled corridors between markets, beginning in 1999 we transferred many of our communications towers and related assets to SpectraSite Holdings, Inc., which we then leased back. SpectraSite also has constructed additional towers to support expansion of our digital mobile network. In addition, we have signed a master lease agreement for the co-location of sites on Crown Castle International Corporation’s and American Tower Corp.’s domestic communications towers, among others. We also own and operate towers and, in selected sites, seek to co-locate other third parties on those towers.

      5. Marketing. Our marketing strategy focuses principally on targeting business users that we believe will be likely to perceive and appreciate the potential for our wireless services to increase efficiencies and reduce costs in their business. We believe that our ability to deliver a full line of integrated mobile communications services, including our innovative Nextel Direct Connect feature, using a single multi-function handset on our own digital mobile network significantly differentiates us from other providers of wireless communications services. The progress of our marketing efforts depends and will continue to depend upon numerous factors, including:

•	system performance;

•	handset and accessory performance; and

•	the ability to deliver services that satisfy customer needs and expectations, including Nextel Wireless Web services.

      We originally concentrated our sales efforts on a number of distinct occupational groupings of mobile workers, but in the past few years we have broadened our primary targeted customer population to include a much wider group of business users. In 2002, we intend to target our marketing efforts in particular to support our newer distribution channels: web sales, tele-sales and Nextel stores. We are building our brand image through affiliations with most major sports leagues and consistently stress the benefits of our unique Nextel Direct Connect service. As we increase our brand awareness through our expanded marketing efforts, we believe our Nextel stores, web sales and tele-sales will be increasingly useful distribution channels for our services.

      We review our business and marketing plans in light of perceived opportunities, actual experiences in the marketplace, availability of financial and other resources and overall economic and competitive considerations. As a result of these reviews, we may from time to time determine to change, refine or redirect our plans. Also, from time to time we may engage in limited scale commercial trials of new services or products as part of our overall program for developing and assessing potential new market opportunities.

      6. Competition. We compete principally with five other national providers of mobile wireless voice communications: AT&T Wireless Services, Cingular Wireless, Sprint PCS, Verizon Wireless and VoiceStream Wireless Corp. We also compete with regional providers of mobile wireless voice communications, such as Southern LINC. Additional licensees may enter our markets by operating systems utilizing frequencies obtained in FCC auction proceedings. A substantial number of the competitors listed above have financial resources, subscriber bases and name recognition greater than we do. We believe we compete based on our differentiated service offerings and products. Additionally, we expect our current and future competitors will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our digital mobile network. Moreover, cellular companies have been granted authority to participate in dispatch services and wireline companies have been granted authority to participate in SMR services. Several of our competitors have introduced pricing plans that offer features such as unlimited mobile to mobile calling, reduced rates for calls placed between pre-arranged groups of callers or shared minutes between groups of callers. In the event potential customers regard those services as equivalent to Nextel Direct Connect or in the event that our competitors are able to provide dispatch service comparable to ours, our competitive advantage could be impaired.

      We expect further competition as a result of the consolidation of the wireless communications industry and the development of new technologies, products and services. The wireless communications industry has been experiencing significant consolidation over the past few years. Consolidation has and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that both carriers will use to provide advanced services. By using joint ventures, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional landline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect our digital mobile network business to face competition from other technologies and services developed and introduced in the future. See “K. Risk Factors — 7. If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.”

      7. Public safety spectrum initiative. Under the licensing scheme for SMR spectrum developed by the FCC during the 1970s, SMR licenses for commercial, business and industrial/land transportation, and public safety users occupy intermixed channels on adjacent spectrum in the 800 MHz band. Different types of SMR licensees successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support commercial digital technology have created isolated, intermittent situations where commercial and non-commercial licensees experience system interference. In particular, older analog networks used by public safety entities are experiencing system problems that have been traced to the digital operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules.

      In January 2001, the commercial and public safety wireless industries, in cooperation with the FCC, submitted a “Best Practices Guide” that the FCC formally released in February 2001. The guide provided a broad overview of practices that can be used to identify and alleviate interference between public safety and commercial systems. While it has assisted the industry in finding temporary solutions, the “Best Practices Guide” did not provide the industry with a long-term resolution of the problem. Because the public safety interference issue is directly linked to the current SMR license allocations for public safety and commercial users, on November 21, 2001, we filed a proposal with the FCC seeking elimination of interference and more efficient use of spectrum by all parties through the realignment of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands. If adopted, the proposal would separate the channel blocks used by cellular and commercial SMR licensees from the channel blocks used by public safety licensees so that the realigned licenses, in conjunction with proposed technical requirements, would no longer interfere with each other. Under the proposal, we would maintain our net spectrum allocation, although we would exchange some of our spectrum in the 700, 800 and 900 MHz bands for contiguous spectrum in the 800 MHz and 2.1 GHz bands. If the FCC adopts this proposal substantially as submitted, we have stated that we will contribute up to $500 million in value to help cover the costs public safety entities may incur in such a realignment. We also would be required to fund our own realignment costs.

      On March 14, 2002, the FCC announced that it would seek comment on both the Nextel proposal and a competing proposal submitted jointly by the National Association of Manufacturers and MFRAC, Inc., a trade group that provides frequency coordination for business and industrial private radio users. Both proposals would realign the 800 MHz band to separate commercial and public safety licensees, but the Manufacturers’ plan would not involve the 700 MHz, 900 MHz and 2.1 GHz bands. The FCC also invited the submission of additional proposals that could solve the public safety interference problem.

      We cannot be certain what, if any, long-term solutions to the public safety interference problem will be adopted by the FCC. While we are currently working with the public safety community on a case-by-case basis to solve interference problems as they are reported, absent FCC action we may be unable to solve future problems without reducing the efficiency of our network or restricting service to our customers. In addition, while the public safety community is aware of the potential network problems their personnel may experience, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of commercial interference with a public safety communications network.

H.     Agreements with Significant Stockholders

      1. Craig O. McCaw and related entities. In 1995, Mr. McCaw acquired significant equity interests in Nextel and we agreed to certain arrangements related to our corporate governance. Specifically, under the terms of a securities purchase agreement, as amended, among Nextel, Mr. McCaw and Digital Radio, and certain other related agreements, Mr. McCaw and his controlled affiliates have purchased a significant amount of our equity securities, including:

•	shares of our class A common stock;

•	shares of our class A convertible redeemable preferred stock;

•	shares of our class B convertible preferred stock; and

•	options to acquire shares of our class A common stock at various exercise prices.

      The final option to acquire 10.0 million shares of class A common stock at $10.75 per share, including about 3.0 million transferred to a related party of Mr. McCaw in November 1997, was exercised in July 2001 for an aggregate cash purchase price of $108 million.

      In connection with these equity investments, we reached an agreement with Digital Radio and Mr. McCaw on a number of matters relating to the ownership, acquisition and disposition of our class A convertible redeemable preferred stock and our class B convertible preferred stock, including without limitation, the granting of registration and antidilutive rights to Digital Radio and specified affiliates and limitations on investments by Digital Radio and its affiliates in excess of about 45% of our voting securities. Also in July 1995, pursuant to agreements between Digital Radio and Motorola entered into in connection with the original securities purchase agreement, Digital Radio purchased shares of our class A common stock from Motorola and Motorola granted to Digital Radio options to purchase additional shares of our class A common stock held by Motorola, all of which have been exercised or have expired.

      Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., a controlled affiliate of Digital Radio, pursuant to which Eagle River provides management and consulting services to us, our Board of Directors and the Operations Committee from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we agreed to pay Eagle River up to $200,000 per year and entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million shares of our class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable in full.

      As a result of distributions, transfers and option exercises, at December 31, 2001, Mr. McCaw and his affiliates beneficially owned about 17.4 million shares of our class A common stock, about 7.7 million shares of our class A preferred stock convertible into about 46.2 million shares of our class A common stock, 82 shares of our class B preferred stock and options to purchase up to an aggregate of 2.0 million shares of our class A common stock at a price of $6.13 per share. Assuming the exercise of the options held by Mr. McCaw’s affiliates and the conversion of the series A preferred stock into common stock, McCaw and his affiliates as of December 31, 2001, owned securities representing about 8% of our class A common stock.

      Pursuant to the original securities purchase agreement, as amended in 2001 (as discussed below), our certificate of incorporation and our by-laws, we, Digital Radio and Mr. McCaw have established certain arrangements relating to our corporate governance associated with those investments, including, without limitation, matters relating to Digital Radio’s right to elect a minimum of three representatives to our Board of Directors, or that greater number of directors representing not less than 25% of all of the members of the Board of Directors. Presently, Mr. McCaw, Mr. Dennis Weibling and Mr. Timothy Bryan are our directors appointed pursuant to these rights. We also agreed to create a five-member Operations Committee of the Board of Directors, and Digital Radio is entitled to have a majority of the members of this committee selected from among its representatives on the Board of Directors.

      The Operations Committee has the authority to formulate key aspects of our business strategy, including decisions relating to the technology we use, acquisitions, operating and capital budgets, marketing and strategic plans, approval of financing plans and endorsement of nominees to the Board of Directors and its committees, as well as nomination and oversight of certain executive officers. Currently, Mr. McCaw is the Chairman of the Operations Committee. If a majority of the members of the Board of Directors who are independent of Mr. McCaw vote to override actions taken, or proposed to be taken, by the Operations Committee, there are no consequences to us. If the Board of Directors acts to revoke or terminate the Operations Committee, a $25 million liquidated damages payment must be made to Digital Radio, except in specified circumstances.

      The securities purchase agreement with Mr. McCaw, our certificate of incorporation and our by-laws also delineate a number of circumstances, chiefly involving or resulting from some events with respect to Digital Radio or Mr. McCaw, in which the Operations Committee could be terminated but the liquidated damages payment would not be required. Upon the occurrence of specified events, including the failure of Digital Radio, Mr. McCaw and his controlled affiliates to own at least 5% of the voting power of our equity securities (assuming conversion of the class A preferred stock), the shares of class A preferred stock are automatically converted into shares of class A common stock. In addition, shares of class A preferred stock are automatically converted into shares of class C preferred stock on a one-for one basis upon the occurrence of specified events, including the reduction of Digital Radio’s ownership interest in the class A preferred stock below 51% of the then outstanding class A preferred stock or foreclosure by a secured party upon shares of class A preferred stock pledged to that secured party.

      The shares of class A preferred stock are redeemable at our option, and the shares of class B preferred stock are mandatorily convertible, in the event of a change of control of our company, as defined in the terms of that stock. Further, Mr. McCaw and Digital Radio have agreed that, subject to limited exceptions, including existing securities holdings and relationships, until one year after the termination of the Operations Committee, none of Mr. McCaw, Digital Radio or their controlled affiliates will participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America, unless those opportunities first have been presented to and waived or rejected by us in accordance with the provisions of the securities purchase agreement.

      The amendment of the securities purchase agreement in 2001 involved the elimination of the requirement that Digital Radio and its affiliates maintain ownership of a specified amount of the securities they had acquired, as well as Mr. McCaw’s commitment to personally serve as a director until the Operations Committee is terminated. Because the terms of the class A preferred stock were not amended, and because Digital Radio no longer meets the ownership maintenance requirements of the terms of the class A preferred stock, if our Board were to override or terminate the Operations Committee, Digital Radio could no longer claim any entitlement to dividends on the class A preferred stock, and the class A preferred stock also would convert into shares of our class A common stock. If we had not entered into the amendment, as a result of distributions by Digital Radio and its affiliates in July 2001, our Board could have terminated the Operations Committee as early as October 2001 without triggering the $25 million payment or the dividend accrual. This action would also have caused the conversion of the class A preferred stock into class A common stock. However, one year after we terminate the Operations Committee, Mr. Caw, Digital Radio and their controlled affiliates would be able to participate in other two-way terrestrial-based mobile wireless communications systems in North America and South America without first presenting us the opportunity to participate. If our board had acted to terminate the Operations Committee in October 2001, Mr. McCaw, Digital Radio and their controlled affiliates would have been able to exclude us from any such opportunities from and after October 2002.

      2. Motorola. In July 1995, we acquired all of Motorola’s 800 MHz SMR licenses in the continental United States in exchange for 83.3 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. Motorola now owns 72.5 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock, which together represent about 14% of our common stock. As a result of the agreement relating to that acquisition, Motorola has the right to nominate two persons for election as members of our Board of Directors. Motorola has exercised this right only with respect to one director, Mr. Keith Bane. The agreements relating to the acquisition of Motorola’s SMR licenses also provided for the purchase by us of a portion of Motorola’s equity interest in Clearnet Communications, Inc. We purchased this equity interest in exchange for 5.0 million shares of our class A common stock, and we subsequently transferred this equity interest to NII Holdings. These shares have since been sold by NII Holdings. See “E. NII Holdings, Inc.”

      We also are party to agreements with Motorola pursuant to which we purchase Motorola infrastructure equipment and handsets and other services. Motorola is the sole source for all of the handsets used on our digital mobile network and the principal supplier of the infrastructure equipment used to provide our communications services. We rely on Motorola for network maintenance and enhancement. See “G. Our Digital Mobile Network and Services — 3. Technology commitments” and “K. Risk Factors.”

      In July 1995, Motorola sold to Digital Radio shares of our class A common stock and granted Digital Radio options to purchase additional shares of our class A common stock. The final tranche of options for 10.0 million shares expired unexercised in the third quarter of 2001. In addition, Motorola has granted Digital Radio a right of first offer or a right of first refusal to purchase shares of common stock that are owned by Motorola.

I.  Regulation

      We are a specialized mobile radio, or SMR, operator regulated by the FCC. The FCC also regulates in whole or part the licensing, construction, operation and acquisition of all other wireless telecommunications systems in the United States, including cellular and PCS operators. SMR regulations have undergone significant changes during the last decade and continue to evolve to become more like cellular and PCS regulations as new FCC rules are adopted. We now are generally subject to the same FCC rules and regulations as cellular and PCS operators. Cellular, PCS and SMR operators are known collectively as commercial mobile radio services, or CMRS, providers.

      Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including mobile telephone, two-way radio dispatch, paging and mobile data and Internet services. We use iDEN technology, developed by Motorola, to deliver these services. Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because many of our 800 MHz channel holdings are composed of non-contiguous channels, which are unavailable for use by PCS or cellular operators. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation.

      1. Licensing. We and Nextel Partners currently hold about 26 MHz of spectrum in the 700, 800 and 900 MHz bands in our geographic markets, though we primarily operate in 800 MHz spectrum to provide service to our customers. The FCC regulates the licensing, construction, operation, acquisition and sale of our CMRS business and spectrum holdings pursuant to the Communications Act, as amended from time to time, and the FCC’s associated rules, regulations and policies. FCC requirements impose operating and other restrictions on our business that increase our costs. The FCC does not currently regulate CMRS rates and states are legally preempted from regulating CMRS rates and entry.

      We hold several kinds of licenses to deploy 800 MHz SMR channels in digital mode. We hold thousands of these licenses, which together allow us to provide coverage across the continental United States. Our 700, 800 and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to their initial license grant dates. For most of our licenses, within three years of the license grant date, we must provide coverage to one third of the population in the licensed area, and within five years of the grant date, we must cover two thirds of the population in the licensed area or make a showing of “substantial service.” Some of our licenses were required to be operational within one year of license grant. On May 25, 2001, we received an extension of the build-out requirements for some of our 900 MHz licenses until December 31, 2002. Our 700 MHz licenses have no specific build-out requirements but we must show substantial service by the license expiration date. To date, we have met all of the construction milestones applicable to our licenses except in the case of licenses that are not material to our business.

      When the FCC initially licensed SMR spectrum in the 1970s, different channels and parts of the spectrum band were allocated for commercial, business and industrial/land transportation, and public safety use. In late 1999, we were granted a waiver of some of the FCC’s rules, which permitted us to integrate a limited number of business and industrial/land transportation channels into our digital mobile network to be used as commercial channels. These channels provide us additional capacity in some urban markets. This ability to obtain 800 MHz spectrum from business and industrial/land transportation licensees was expanded on November 9, 2000, when the FCC adopted rules effective March 2, 2001, that allow existing non-commercial SMR licensees to transfer or assign their channels to commercial providers like us for use in a commercial system. This rule change created new opportunities for us to acquire additional spectrum in the 800 MHz band. The FCC is considering whether to permit similar assignments from 900 MHz non-commercial licensees to commercial operators.

      Our 800 and 900 MHz licenses have a 10-year term and our 700 MHz licenses have a 15-year term, at the end of which each must be renewed. The FCC allows “renewal expectancies,” which are presumptions that the licenses will be renewed to a 700, 800 or 900 MHz licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act.

      On November 21, 2001, we filed a proposal with the FCC that would result in a more efficient use of spectrum through the realignment of spectrum licenses in the 700, 800 and 900 MHz bands. If adopted, the proposal would separate the channel blocks used by cellular and commercial SMR licensees from the channel blocks used by public safety licensees. See “G. Our Digital Mobile Network and Services — 7. Public safety spectrum initiative.”

      In some cases we use common carrier point-to-point microwave facilities to connect the transmitter, receiver, and signaling equipment for cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      Our business is subject to certain Federal Aviation Administration regulations governing the location, lighting, and construction of transmitter towers and antennas and may be subject to regulation under

Federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities.

      2. New spectrum opportunities, spectrum auctions, and third generation wireless services. In 1997, the FCC auctioned the upper 200 channels of the SMR band in three blocks (20 channels, 60 channels and 120 channels) per economic area, or “EA,” throughout the U.S. in an auction referred to as the “upper 200 channel auction.” These licenses permit the licensee to construct and operate base stations on any authorized channel throughout the licensed geographic area and to make system modifications within the licensed area without prior FCC approval, thus providing the same operational flexibility provided to cellular and PCS licensees. We were the high bidder on 475 of the 525 EA licenses auctioned at the upper 200 channel auction, covering areas in all 50 states. As described above, our system must cover one-third of the population of each licensed EA within three years and two-thirds of the population of the economic area within five years, and we must construct 50% of our licensed channels in at least one location within each EA within three years. We met our required benchmarks in 2001 for all of our material licenses, and given our existing constructed analog and digital mobile network, our 2003 build-out requirement already has been achieved in a substantial number of the EAs.

      Under the FCC’s rules, we are authorized to relocate incumbent SMR service providers out of our upper 800 MHz EA-licensed areas to the lower 800 MHz channels. Pursuant to the FCC’s relocation rules, we provided relocation notices to incumbent providers on or before March 4, 1999 and have been engaged in the relocation of numerous incumbent systems nationwide. Relocation of these incumbents has provided us the ability to reuse our EA channels more broadly throughout our licensed geographic areas. We have substantially completed the negotiation and relocation of these incumbents. Any incumbents that are not relocated must be afforded co-channel interference protection.

      In August and December 2000, the FCC auctioned additional 800 MHz SMR spectrum band licenses, relating to the so-called “lower 150” and “lower 80” channels. In these two 800 MHz auctions we obtained about 3,300 licenses. These licenses are for relatively small channel blocks of only five or 25 channels. Additionally, incumbents on those channels will not be subject to relocation and we must provide co-channel protection to incumbents. The build-out requirements on these 800 MHz licenses are one-third of the covered population within three years of license grant, and two-thirds of the covered population within five years. Alternatively, a licensee may show “substantial service” to the licensed geographic area within five years.

      In January 2002, the FCC auctioned a few licenses for 800 MHz SMR spectrum that were not awarded in the December 2000 lower 800 MHz auction. Nextel was the high bidder on 18 licenses for $1.3 million. These licenses consist of 25 channel blocks. The build-out requirements on these 800 MHz licenses are the same as the licenses purchased in December 2000.

      In February 2001, the FCC concluded its auctions of 6 MHz of spectrum in the 700 MHz band, also referred to as the “guard band.” In two 700 MHz guard band auctions, we paid $346 million for 40 licenses. Each license is for 4 MHz of spectrum. These FCC licenses are issued for a period of 15 years and are subject to unique operational requirements, including eligibility and use restrictions, as well as interference protection requirements that generally will preclude their use for CMRS. Additionally, there are FCC restrictions on the amount of spectrum in this band we can use. We plan to meet all requirements necessary to secure the retention and renewal of these FCC licenses and we must report periodically to the FCC concerning any spectrum use or leasing arrangements we have executed.

      Other spectrum located in the 700 MHz spectrum band, which can be used for a broad variety of commercial applications, is presently scheduled for auction by the FCC beginning June 19, 2002. However, previously scheduled auctions for this spectrum have already been postponed and we cannot be sure these auctions will take place as scheduled. Currently, incumbent television licensees are operating on both blocks of this 700 MHz band spectrum. Under current FCC rules, these licensees are not required to relinquish these channels until 2006 at the earliest, limiting the usefulness of this spectrum for other purposes, including CMRS service, until that time or later.

      In January 2001, the FCC completed an auction of additional spectrum that can be used for providing commercial mobile radio services. The FCC auctioned reclaimed C and F block PCS licenses, including those initially awarded to NextWave Communications, Inc. and some of its affiliates which were cancelled by the FCC after NextWave failed to make timely payments of its government installment loans as required by the terms of the licenses awarded. We participated, but did not obtain any licenses, in that auction. In June 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had improperly cancelled the NextWave licenses. The FCC returned the licenses to NextWave and sought further judicial review. The Supreme Court recently agreed to review the issues involved in the litigation. This likely will further delay a final resolution as to whether NextWave or the auction winners will ultimately hold the licenses, unless a settlement is reached earlier. These matters are still pending and it is not possible at this time to predict their impact, if any, on Nextel.

      In January 2001, the FCC issued a Notice of Proposed Rulemaking requesting comment on the use of certain spectrum bands for third generation or 3G wireless services. The FCC also sought comment on whether third generation services could be provided over the frequency bands currently allocated to cellular, PCS and SMR services. A Further Notice of Proposed Rulemaking was issued August 20, 2001, seeking comment on whether additional bands might be suitable for third generation services. In October 2001, the National Telecommunications and Information Administration, or NTIA, and the FCC announced a plan for the assessment of spectrum available for third generation services. Specifically, the plan examines the potential use of the 1710-1770 and the 2110-2170 MHz bands.

      In January 2002, the FCC released a Report and Order reallocating 27 MHz of spectrum that was previously reserved primarily for federal government uses to a variety of non-federal government uses, including private and commercial fixed and mobile operations. These reallocations could provide opportunities for advanced wireless services. Licenses for operation on three of the spectrum bands comprising the 27 MHz — 216-220 MHz, 1432-1435 MHz and 1670-1675 MHz bands — must be auctioned by September 30, 2002. In February 2002, the FCC released a Notice of Proposed Rulemaking proposing a flexible licensing, technical and operating framework, as well as competitive bidding and interference standards for the 27 MHz of reallocated spectrum. Generally, the bands identified are encumbered by existing governmental or commercial users, and there are substantial unresolved transitional issues related to the relocation of these incumbents. We cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to the wireless industry in the future.

      On August 9, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals by New ICO Global Communications (Holdings) Ltd., a controlled affiliate of Mr. McCaw, and Motient Services, Inc. to allow mobile satellite service providers to supplement service to their customers through the incorporation of a wireless ancillary terrestrial component into their mobile satellite networks. This proceeding is still pending and it is not possible at this time to predict the success of this initiative or its impact, if any, on Nextel.

      3. Spectrum caps and secondary spectrum markets. Under the FCC’s current rules specifying spectrum aggregation limits applicable to most CMRS providers, no entity may hold attributable interests in licenses for more than 55 MHz of applicable spectrum. However, no more than 10 MHz of SMR spectrum in the 800 and 900 MHz SMR service bands can be attributed to one entity under existing rules. Moreover, 700 MHz licenses do not count toward the spectrum cap. Accordingly, only 10 MHz of SMR spectrum is attributed to us in any one geographic area for purposes of the cap, which means that in most markets we could acquire up to an additional 45 MHz of CMRS spectrum before reaching the cap.

      The FCC has voted to eliminate the spectrum cap rule effective January 1, 2003. Following the elimination of the spectrum cap, the FCC will evaluate the spectrum aggregation caused by commercial wireless transactions on a case-by-case basis to determine whether a particular transaction will result in too much concentration in the affected wireless markets. It is widely believed that the FCC’s action may facilitate consolidation in the commercial wireless industry; however, it is not known at this point what guidelines or procedures the FCC will use to evaluate commercial wireless transactions on a case-by-case basis or how such guidelines will affect the speed with which transaction applications are processed at the FCC.

      In November 2000, the FCC adopted a policy statement and Notice of Proposed Rulemaking suggesting ways to promote the development of secondary markets in radio spectrum. The FCC tentatively concluded that spectrum licensees should be permitted to enter into leasing agreements with third parties to encourage greater use of underutilized spectrum. If the FCC adopts liberal spectrum leasing rules, we may have increased access to spectrum from parties who are willing to lease, but not sell, their spectrum.

      4. 911 services. Pursuant to a 1996 FCC Order, CMRS providers, including Nextel, are required to provide Enhanced 911 or “E911” services to their customers. The Phase I E911 solution, which Nextel began deploying in April 1998, requires wireless carriers’ 911 emergency calls to transmit (a) the caller’s telephone number and (b) the location of the cell site from which the call is being made, to the designated public safety answering point. The Phase II E911 solution, which the FCC required to be deployed by October 1, 2001, requires the transmission of a more accurate location using either network-based or handset-based location technologies.

      On November 9, 2000, we informed the FCC that Nextel would deploy a handset-based location technology known as assisted global positioning system or “A-GPS” technology in order to comply with the Phase II E911 requirements. However, like every other wireless carrier, Nextel sought a waiver of the Phase II E911 requirements because we were unable to comply with the required deadlines. We asked to begin implementation of our Phase II capabilities in October 2002, one year after the FCC’s initial deadline. However, wireless callers cannot benefit from Phase II E911 until public safety answering points upgrade their networks.

      The FCC granted our implementation timetable and required us to file quarterly reports on the status of our Phase I and Phase II implementation, the first of which was filed on February 1, 2002. Pursuant to the FCC’s grant of our waiver request, we are required to commence deployment of Phase II-capable service on October 1, 2002. However, as we have selected a handset-based technology solution, the benefits of these E911 services will only become available as customers purchase new location-capable handsets. The FCC required us to meet interim handset penetration benchmarks to ensure that 95% of our entire customer base is using an A-GPS-enabled handset by December 31, 2005. Because the FCC did not mandate carrier cost recovery for Phase II E911, related technical changes to the iDEN handset and infrastructure could add significantly to our costs to the extent we are unable to recover those costs. In 2002, we began charging some customers an additional amount to recover some costs associated with Phase II E911.

      Motorola is our sole supplier of handsets and we are dependent on Motorola to provide the handset based location technology solution. Nonetheless, the FCC appears to have held Nextel responsible for meeting the Phase II deadlines, even in the event Motorola is unable to produce the necessary handsets and infrastructure on a timely basis. As a result, we have sought reconsideration of that portion of the FCC’s waiver decision.

      On December 14, 2000, the FCC released a decision establishing June 20, 2002, as the deadline by which digital wireless service providers must be capable of transmitting 911 calls made by users with speech or hearing disabilities using text telephone devices. We believe we will be able to comply with this requirement.

      5. Numbering. The FCC and state communications commissions have been increasingly aggressive in their efforts to conserve the telephone numbers that carriers assign to their customers. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to telephone numbers. Like other telecommunications carriers, we must have access to telephone numbers to serve our new customers. In order to promote the efficient allocation and use of telephone numbers by all telecommunications carriers, in March and December 2000 and in December 2001, the FCC adopted the following rules:

•	Carriers must meet specified handset number usage thresholds before they can obtain additional telephone numbers. The threshold for 2001 required carriers to show that they were using 60% of all numbers assigned to them in a particular geographic area. This threshold will increase by 5% a year until it reaches 75% in 2004. The FCC has adopted a “safety valve” mechanism that could permit carriers to obtain new telephone numbers under certain circumstances even if they do not meet the usage thresholds.

•	Carriers must share blocks of telephone numbers, a requirement known as “number pooling.” Under number pooling, numbers previously assigned in blocks of 10,000 will be assigned in blocks of 1,000, which significantly increases the efficiency of number assignment. This requirement applies to all carriers, but wireless providers have until November 24, 2002 to comply. The FCC’s December 2001 order denied a request to defer this deadline. In connection with the number pooling requirement, the FCC also adopted rules intended to increase the availability of blocks of 1,000 numbers, including a requirement that numbers be assigned sequentially within existing blocks of 10,000 numbers.

•	Carriers must provide detailed reports on their number usage, and the reports will be subject to third-party audits. Carriers that do not comply with reporting requirements are ineligible to receive new telephone numbers.

      The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Examples of state conservation methods include number pooling and number rationing. The FCC’s number conservation rules could benefit or harm us and other telecommunications carriers, either individually or in the aggregate, by causing increased costs and regulatory expense.

      Wireless providers also are subject to a requirement that they implement telephone number portability, which enables customers to maintain their telephone numbers when they change carriers. Number portability already is available to most landline customers and the FCC has set a deadline of November 24, 2002, for wireless providers to implement portability for their customers in certain markets. Implementation of these requirements will cause significant network upgrade costs for all wireless carriers; however, the competitive effect of number portability is unknown. Verizon Wireless has filed a petition seeking elimination of the number portability requirement for wireless services. This petition remains pending at the FCC. In 2002, we began charging some customers an additional amount to recover some costs associated with number portability.

      6. Motor vehicle restrictions. A number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone and similar legislation is pending in other states. Officials in a handful of communities have enacted ordinances banning or restricting the use of wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers. States continue to consider restrictions on wireless phone use while driving, and some states also are beginning to collect data on whether wireless phone use contributes to traffic accidents. On the federal level, the National Transportation Safety Board is considering whether it should recommend limiting the use of mobile phones in vehicles.

      7. Health concerns. On January 10, 2001, the United States Supreme Court denied a petition for review of the FCC guidelines for health and safety standards of radio frequency radiation. The guidelines, which were adopted by the FCC in 1996, limit the permissible human exposure to radio frequency radiation from wireless transmission equipment and handset facilities. On December 11, 2001, the FCC’s Office of Engineering and Technology or “OET” dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC’s radio frequency guidelines. On January 10, 2002, EMR petitioned the FCC to overturn the OET’s decision and open an inquiry. The Institute of Electrical and

Electronics Engineers currently is preparing a new radio frequency standard, but it has not yet been made public.

      Media reports have suggested that, and studies are currently being undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, various studies have found no evidence that cell phones cause cancer, although one of the reports indicated that further study might be appropriate as to one rare form of cancer. The National Cancer Institute, nonetheless, cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. Conversely, most recently, in January 2002, one study concluded that under extended exposure conditions, certain radio frequency emissions are capable of inducing chromosomal damage in certain human cells. Additional studies of radio frequency emissions are ongoing, including a federal government funded research program in North Carolina. The ultimate findings of these studies will not be known until they are completed and made public. Class-action lawsuits are also pending against several wireless carriers, including us, and manufacturers to force wireless carriers to supply hands-free devices with phones and to compensate customers who have purchased radiation-reducing devices. See “Item 3. Legal Proceedings.”

      8. Electronic surveillance. In 1994, Congress enacted the Communications Assistance for Law Enforcement Act, known as “CALEA.” CALEA requires telecommunications carriers, including us, to upgrade their networks so the Federal Bureau of Investigation and other law enforcement agencies can continue performing lawful wiretaps of telecommunications users as the carriers transition from analog to digital technology. For example, it required carriers to give law enforcement the capability of determining a wireless caller’s geographic location at the beginning and end of a wireless call. The FCC has granted several industry-wide extensions of the deadline governing the core phase of CALEA compliance.

      We have signed two cooperative agreements with the Federal Bureau of Investigation to bring our interconnect and dispatch networks into compliance with CALEA. The agreements essentially confirm the validity of our CALEA software solutions, arrange for the deployment of the solutions in our networks, and provide cost recovery for some of our CALEA hardware costs. We have already installed and deployed the required core CALEA capabilities in our interconnect network pursuant to the interconnect cooperative agreement and are now working to enhance our interconnect network with certain additional required capabilities. As a result, we are in full compliance with CALEA for purposes of our interconnect network. We have also installed and deployed all required CALEA capabilities in our digital dispatch network pursuant to a digital dispatch cooperative agreement and have therefore brought our digital dispatch network into full compliance with CALEA. Additional wireless carrier obligations to assist law enforcement agencies were adopted in response to the September 11 terrorist attacks as part of the USA Patriot Act. We are in compliance with these additional requirements.

      On September 28, 2001 the FCC issued a public notice governing the CALEA compliance deadlines for those carriers such as Nextel that operated packet mode communications networks. Pursuant to the public notice, we filed to extend the packet mode compliance deadline to November 19, 2003, and the extension was automatically granted pending FBI approval of the installation and deployment schedule. We are now working with our primary equipment vendor, Motorola, to design and implement a compliant packet mode solution. We will probably bear all the costs of development, installation and deployment of this solution because the FBI does not interpret CALEA as mandating government cost recovery for bringing packet mode networks into compliance.

      9. Transfers and assignments of SMR licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of an FCC license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC’s spectrum aggregation limits. However, we may be required to seek approval of the Federal

Trade Commission and the Department of Justice, as well as state or local regulatory authorities having jurisdiction, if we sell or acquire spectrum interests over a certain size.

      10. Truth in Billing. The FCC’s Truth in Billing rules generally require CMRS licensees such as us to provide full and fair disclosure of all charges on their wireless bills, display a toll-free phone number to call for billing questions, and identify any third-party service providers whose charges appear on the bill.

      Twenty-two states have commenced inquiries examining the billing and advertising practices of certain nationwide wireless carriers. On October 29, 2001, North Carolina served Nextel with a letter inquiry requesting certain documents related to our billing and advertising practices in that state. Nextel fully complied with the informational request and the inquiry remains pending.

      11. Foreign ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. In certain corporate structures, like ours, up to 25% of a corporation’s capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

      12. Miscellaneous federal regulations. Each of the following existing and potential regulatory obligations could increase the costs of our, and our competitors’, operations.

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

      On April 27, 2001, the FCC released a Notice of Proposed Rule Making to reexamine the current telecommunications intercarrier compensation scheme, including the reciprocal compensation arrangements between ILECs and CMRS carriers. The proposed rules would essentially create a “bill and keep” arrangement in which each carrier would bill its own customers for interconnection services rather than collect payments from interconnecting carriers. Nextel filed comments supporting the bill and keep proposal. If adopted, the new system could potentially reduce Nextel’s interconnection costs, as well as the costs of administering the current system. The proceeding remains pending.

      On November 8, 2001, the FCC issued a public notice inviting comments on an intercarrier compensation dispute between a CMRS carrier and long-distance company that could have broad implications for both industries. The CMRS carrier seeks express FCC approval to collect access charges from the long-distance company, just as local exchange carriers currently collect from long-distance companies, for the transport and termination of interexchange calls. Nextel filed comments supporting the CMRS carrier’s position, and the proceeding remains pending. If the FCC upholds the right to impose CMRS access charges, CMRS carriers such as Nextel could add to their intercarrier compensation revenue.

      Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its universal service orders require telecommunications carriers generally (subject to limited exemptions) to fund existing universal service programs for high cost carriers and low income customers and to fund new universal service programs to support services to schools, libraries and rural health care providers. On January 25, 2002 and February 26, 2002, respectively, the FCC initiated two universal service proceedings relevant to all telecommunications providers, including us: one concerns what services universal service funds can be used to support and the other addresses how universal service mandatory contributions from customers are assessed and recovered by carriers. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these Federal programs based on our end-user telecommunications revenue and also are required to contribute to some state universal service programs.

      Section 255 of the Communications Act requires telecommunications carriers such as Nextel, and manufacturers of telecommunications equipment such as Motorola, to make their products and services accessible to and usable by person with disabilities to the extent these measures are readily achievable. Pursuant to this mandate, Nextel and Motorola have developed and marketed a variety of products and services to facilitate access to Nextel’s wireless network by persons with disabilities. If the FCC requires the wireless industry to improve accessibility on a unilateral basis by redesigning their digital phones, Motorola has advised us that the requirements may not be technologically feasible and that any related technical changes to the iDEN handset could add significantly to its cost of production.

      In addition, a Notice of Proposed Rulemaking currently is pending at the FCC regarding whether mobile phones should be hearing aid compatible. Although no technical standards have been developed for wireless hearing aid compatibility, the FCC solicited comments on what technical standards should be adopted if the FCC decides that mobile phones must be hearing aid compatible. We are unable at this point to predict the outcome of this proceeding.

      The FCC also is considering the imposition of an automatic roaming obligation on all CMRS providers. On January 5, 2001, comments were filed with the FCC on this issue, the majority of which opposed a mandatory automatic roaming obligation. We oppose any new roaming regulation, although the second largest iDEN provider in the U.S., Southern LINC, supports a mandate that would apply only to iDEN providers. We filed reply comments on February 5, 2001 opposing the adoption of such a narrow roaming regulation.

      The issue of wireless subscriber privacy, particularly relating to location tracking, has been implicated in some of the FCC’s wireless proceedings, including those relating to its E911 and CALEA mandates. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including us, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. For example, we are prohibited from using customer account information to market non-wireless products and services to our customers without their consent. While the rules require that carriers notify their customers regarding their privacy policies, the rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC is seeking, through a new proceeding, additional information regarding customer privacy interests and whether FCC rules should require affirmative opt-in or opt-out approvals by customers for customer proprietary network information use beyond the scope of the existing service relationship.

      The FCC has determined that the interstate, interexchange offerings (commonly referred to as “long-distance”) of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long-distance CMRS rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands. The U.S. Court of Appeals for the District of Columbia Circuit, however, rejected the FCC’s application of these requirements to wireless carriers, remanding the issue to the FCC to consider further whether wireless carriers should be required to average and integrate their long-distance rates across all U.S. territories. This proceeding remains pending, but the FCC has stated that the rate averaging and integration rules will not be applied to wireless carriers during the pendency of the proceeding.

      13. State regulation and local approvals. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of CMRS. The Communications Act permits states to regulate the “other terms and conditions” of CMRS. The FCC has not clearly defined what is meant by the “other terms and conditions” of CMRS, but has upheld the legality of state universal service requirements on CMRS carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act.

      State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers so long as the compensation required is publicly disclosed by the government. The siting of cells and base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of customers.

      14. Foreign regulation. The licensing, construction, ownership and operation of wireless communications systems and radio frequency allocations are regulated by governmental entities in the countries in which NII Holdings’ subsidiaries conduct business. In addition, these matters and other aspects of wireless communication system operations may be subject to public utility regulation in the jurisdiction where service is provided. Changes in the current regulatory environments in such countries or future judicial or legislative intervention could have a material adverse affect on NII Holdings and its business and results of operations.

J.  Employees

      At February 28, 2002, we had about 13,400 full-time domestic employees, and about 3,600 full-time employees of NII Holdings and its subsidiaries. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

K.  Risk Factors

1.	We have a history of net losses and negative cash flow and may never be able to generate net income.

      Since we began operations in 1987, we have never generated sufficient cash flow from operations to fund our business and its expansion. If we cannot achieve profitability, we may not be able to meet our debt service, working capital, capital expenditure or other cash needs. Based on our current business plan, we expect that losses will continue through 2003 as we build, expand and enhance our digital mobile network. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Future Capital Needs and Resources.” We cannot know when, if ever, our cash flows from our internal business operations will support our growth and continued operations. We had losses attributable to common stockholders of $2.86 billion during 2001. Our accumulated deficit was $9.18 billion at December 31, 2001.

2.	We have substantial indebtedness and if we cannot obtain additional funds when needed, we may not be able to implement our long-term business plan.

      Our long-term cash needs may be much greater than our cash on hand and availability under our existing financing agreements. The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of December 31, 2001, we had about $14.87 billion of total domestic long-term debt outstanding, including $9.35 billion of senior notes, $4.5 billion under our bank credit facility and $1.0 billion under capital lease and finance obligations. Also outstanding at December 31, 2001 were $2.11 billion in mandatorily redeemable preferred stock obligations.

      We may not be able to raise additional financing when needed, on acceptable terms or at all. As a result, we cannot be sure that we will have adequate capital to:

•	implement future expansion and enhancement of our digital mobile network, including any enhanced iDEN services to expand wireless voice capacity, enhanced data services or any deployment of “third generation” or “3G” mobile wireless services;

•	maintain our anticipated levels of growth;

•	meet our debt service requirements; or

•	pursue strategic acquisitions or other opportunities to increase our spectrum holdings, including those that may be necessary to support or provide 3G mobile wireless services.

      Our failure to timely achieve each of these goals could result in the delay or abandonment of some or all of our development, expansion and acquisition plans and expenditures, which could have an adverse effect on us.

      Our bank credit facility as in effect on December 31, 2001 provided for total secured financing capacity of up to $6.0 billion, provided we satisfy financial and other conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Future Capital Needs and Resources.” As of December 31, 2001, we had borrowed $4.5 billion of this secured financing. The continued availability of funds under our term loans and our ability to access the remaining availability under our revolving loan commitment is limited by various financial covenants and ratios, including the ratio of our total debt to operating cash flow, as defined under the bank credit facility. Our ability to access the remaining availability is also subject to the satisfaction of covenants under indentures relating to our public notes and other conditions. Our access to additional funds also may be limited by:

•	the terms of our existing financing agreements, including restrictive covenants;

•	existing debt service requirements;

•	market conditions affecting the telecommunications industry in general;

•	the terms of options and other convertible securities issued to others, that may make equity financings more difficult;

•	the potential commercial opportunities and risks associated with implementation of our business plan;

•	the market’s perception of our performance and assets; and

•	the actual amount of cash we need to pursue our business strategy.

3.	Reorganization efforts at our subsidiary, NII Holdings, Inc., may cause us to experience adverse results.

      Our substantially wholly owned subsidiary, NII Holdings, Inc., is currently in default under several of its material debt agreements as a result of its failure to make scheduled interest and principal payments and is attempting to restructure its currently outstanding indebtedness. NII Holdings provides wireless communication services under the Nextel brand name primarily in selected Latin American markets. At December 31, 2001, NII Holdings had available cash resources of $250 million and total aggregate debt of $2.67 billion. NII Holdings has announced that it does not intend to make additional principal or interest payments under any of its outstanding debt while continuing its restructuring activities. NII Holdings’ creditors currently are free to pursue their respective remedies against NII Holdings as a result of the defaults under the affected agreements, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. The obligations under this indebtedness are solely those of NII Holdings and its subsidiaries. Nextel Communications is not a party to any of these obligations.

      Our 2001 consolidated financial statements reflect charges in the amount of about $1.75 billion resulting principally from the write-down of the carrying value of long-lived assets of NII Holdings as a result of its revised capital-constrained business plan and its decision to discontinue funding to its Philippine operating company. In addition, NII Holdings’ independent auditors have issued a “going concern” opinion with respect to NII Holdings’ financial statements, which indicates that, in their opinion, substantial doubt exists about NII Holdings’ ability to continue operating. NII Holdings currently is in discussions with its creditors regarding restructuring its debt obligations. If NII Holdings is unable to obtain additional funding and negotiate a successful debt restructuring, NII Holdings may have to further write-down its assets, sell strategic assets, reorganize under Chapter 11 of the U.S. Bankruptcy Code or take other measures, including liquidation of its assets. Any of these could have a material adverse effect on us. In addition, public relations aspects of any NII Holdings bankruptcy proceeding may adversely affect our ability to add new customers or other aspects of our operating performance.

      Under certain circumstances, we may elect to provide up to an additional $250 million to NII Holdings. See “E. NII Holdings, Inc.” This may increase our overall cash needs and will result in a lesser amount of cash availability to us for domestic use.

4.	NII Holdings’ foreign operations are subject to foreign regulation and international economic forces, which presents risks to our consolidated financial results.

      NII Holdings’ international operations are subject to foreign regulation and depend upon foreign economies, which presents additional risks relating to:

•	political, economic and social conditions in the foreign countries where NII Holdings conducts operations;

•	currency risks and exchange controls, for example, the continuing devaluation of the Brazilian and Argentine currencies and the ongoing debt restructuring by the Argentine government;

•	potential inflation in the applicable foreign economies;

•	the impact of import duties on the cost or prices of infrastructure equipment and handsets;

•	foreign taxation of earnings and payments received by NII Holdings from its operating subsidiaries; and

•	regulatory changes affecting the telecommunications industry and wireless communications.

5.	Our existing financing agreements contain covenants and financial tests that limit how we conduct business.

      As a result of restrictions contained in our financing agreements, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Among other matters, we are restricted in our ability to:

•	incur or guarantee additional indebtedness, including additional borrowings under existing financing arrangements;

•	pay dividends and make other distributions;

•	pre-pay subordinated indebtedness;

•	make investments and other restricted payments; and

•	sell assets.

      Under our bank credit facility, we also are required to maintain specified financial ratios and satisfy financial tests. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. Our inability to meet these ratios and other tests may result in a default under our bank credit facility, which would have material adverse effect on us because, if were unable to negotiate an amendment or a waiver, we would be required to repay all amounts then outstanding.

6.	We may not be able to obtain additional or contiguous spectrum, which may adversely impact our ability to implement our long-term business plan.

      We may seek to acquire additional or contiguous spectrum through negotiated purchases, in government-sponsored auctions of spectrum or otherwise. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that spectrum may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire spectrum, we still may require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those necessary to support or provide third generation or 3G wireless services. This additional capital may not be available.

      We cannot be sure that any government-sponsored spectrum auctions will occur or, if so, on their currently announced schedules. We also cannot be sure whether we will be a successful bidder and will be awarded spectrum licenses in any auction or what amounts would be required to be bid to prevail in any auction.

7.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

      There are currently six national wireless communications services providers, including Nextel. Our ability to compete effectively with these providers and other prospective wireless communications service providers depends on the following factors, among others.

A.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our digital mobile network. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues related to our digital mobile network as they arise or if those issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	were to place us at a competitive disadvantage to other wireless service providers in our markets.

B.	Our channels of distribution for our digital mobile network products and services are not as extensive as some of our competitors, which may limit our ability to compete effectively.

      Since many of our competitors have established long-standing extensive networks of retail locations and multiple distribution channels, they have access to more potential customers than we do. Although in 2001 we acquired a substantial number of the distribution outlets previously operated by Let’s Talk Cellular & Wireless, Inc., at this early stage of our ownership and operation of these and other Nextel stores, we cannot predict what proportion of our new customers will come through this new distribution channel. We also cannot guarantee that we will achieve the anticipated benefits of this new distribution channel to the degree or on the schedule that we hope to achieve them.

      In addition, as we have expanded our subscriber base by increased handset sales through indirect distribution channels, as price competition in the wireless industry has intensified and as our product and service offerings have begun to attract increasing numbers of individual and non-business customers, our average revenue per handset has decreased and may continue to decrease and our customer retention has been and in the future may be adversely affected.

C.	We may be limited in our ability to grow unless we expand system capacity and improve the efficiency of our business systems and processes.

      Our subscriber growth and operating performance may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address increased demands on our customer service, billing and accounts receivable collection functions. While we believe our new customer care and billing system, expected to be fully implemented in 2002, will assist us in these processes, we cannot be sure that this new system will provide us with the improvements we expect. To increase our number of subscribers, we must:

•	expand the capacity of our digital mobile network;

•	potentially obtain additional spectrum in some or all of our markets;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets and related accessories to meet subscriber demand.

      The risk that we are unable to obtain sufficient equipment is exacerbated by our agreement to proportionally allocate this equipment with NII Holdings and Nextel Partners if there is an equipment shortage. Additionally, customer reliance on our customer care functions will increase as we add customers through channels not involving direct face-to-face contact with a sales representative, such as web sales or tele-sales. We recently outsourced many aspects of our customer care function and cannot be sure that this outsourcing will not exacerbate these risks.

D.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources and, in some cases, ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

E.	We may face continuing pressure to reduce prices, which could adversely affect operating results.

      Over the past several years, as the intensity of competition among wireless communications providers has increased, our and our competitors’ prices have generally decreased. If this trend continues, it may be increasingly difficult for us to remain competitive. We may encounter further market pressures to:

•	continue to migrate existing customers to lower priced service offering packages;

•	restructure our digital service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

F.	Our digital handsets are more expensive than those of some competitors, which may affect our growth and profitability.

      We currently market multi-function digital handsets only available from one supplier. The higher cost of these handsets, as compared to analog handsets and digital handsets that do not incorporate a similar multi-function capability and are available from multiple suppliers, may make it more difficult or less profitable for us to attract customers. In addition, the higher cost of our handsets requires us to absorb part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability.

G.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      Our digital mobile network uses scattered, non-contiguous spectrum frequencies. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology called iDEN. We are currently the only national U.S. wireless service provider utilizing iDEN technology, and iDEN handsets are not currently designed to roam onto other domestic wireless networks.

      The wireless telecommunications industry is experiencing significant technological change. Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service and render iDEN technology obsolete. If Motorola is unable or unwilling to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless communications technologies could:

•	segment the user markets, which could reduce demand for our technology; and

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems.

H.	Our coverage is not as extensive as that of other wireless service providers, which may limit our ability to attract and retain customers.

      Our digital mobile network does not provide the extensive roaming coverage that is available through some of our competitors. The coverage areas of these other providers include areas where our network, or that of our affiliate Nextel Partners, has not been built or will not be built. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We may not, either alone or together with Nextel Partners, be able to achieve comparable system coverage with some of our competitors. If a sufficient number of customers or potential customers are not willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package, our operating results will be adversely affected.

I.	If our wireless data and Internet services do not perform satisfactorily, our operations and growth could be adversely affected.

      We offer our subscribers access to wireless data and Internet services, marketed under the brand name Nextel Wireless Web. Unless these services perform satisfactorily, are utilized by a sufficient number of our subscribers and produce sufficient levels of customer satisfaction, our results may be adversely affected. Because we have less spectrum than some of our competitors and because we have elected to defer the deployment of third generation or 3G technology, any wireless data and Internet services that we offer could be significantly limited compared to those services offered by other wireless communications providers.

      We expect that our wireless data and Internet capabilities will allow us to perform fulfillment and other customer support services more economically, differentiate ourselves from our competitors and realize a source of future incremental revenue. However, these benefits may not counter the impact of increasing competition in our markets and the related pricing pressure on basic wireless voice services. We also may not successfully realize these goals if:

•	we are unable to offer these new services profitably;

•	these new service offerings adversely impact the performance or reliability of our digital mobile network;

•	we or third-party developers fail to develop new applications for our customers; or

•	we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

      Any resulting customer dissatisfaction, or failure to realize cost reductions or incremental revenue, could have an adverse impact on our results of operations, future growth prospects and perceived value.

J.	Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

      Based on our current outlook, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and higher speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as third generation or 3G. We are currently engaging in activities that we believe will enhance our flexibility and preparedness to deliver 3G capabilities while seeking to maximize the return on our investment by continuing to fully utilize our iDEN digital mobile network.

      Significant capital requirements are involved in implementing third generation technology. However, we may not have sufficient capital to deploy this technology. There also can be no guarantee that this technology will provide the advantages that we expect. The actual amount of the funds required to finance and implement this technology may significantly exceed management’s current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. Finally, as there are several types of third generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we choose to deploy does not gain widespread acceptance or perform as expected, our business may be adversely affected.

K.	If competitors provide two-way radio dispatch services, we will lose a competitive advantage.

      We differentiate ourselves by providing two-way radio dispatch services, marketed as Nextel Direct Connect. These services are currently not available through traditional cellular or PCS providers. If either PCS or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage will be impaired. Further, some of our competitors have attempted to compete with our Nextel Direct Connect service by offering unlimited mobile to mobile calling plan features and reduced rate calling plan features for designated small groups. If these offerings are perceived as viable substitutes for Nextel Direct Connect, our business may be adversely affected.

L.	If Nextel Partners experiences financial or operational difficulties, our business may be adversely affected.

      Nextel Partners operates a digital mobile network compatible with ours in numerous mid-sized and tertiary markets. If Nextel Partners experiences financial or operational difficulties in its portion of the digital mobile network, the ability of our customers to roam on their network may be impaired. In that event, our ability to attract and retain customers who want to access subscribers on Nextel Partners’ portion of the network may be adversely affected.

8.	Regulatory and other factors could delay or prevent us from offering services in new market areas, which could limit our access to new customers and affect our growth.

      Before fully implementing our digital network in a new geographic area, or expanding coverage in an existing market, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, obtain and free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes take weeks or months to complete, and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. We cannot know when, if ever, our digital technology will be available for commercial use in a particular geographic area.

9.	Government regulations determine how we operate, which could increase our costs and limit our growth and strategy plans.

      The Federal Communications Commission regulates the licensing, operation, acquisition and sale of our business. We must meet build-out requirements within specified time limitations to retain our licenses. Future changes in regulation or legislation and Congress’ and the Federal Communications Commission’s continued allocation of additional spectrum for CMRS, which include SMR, cellular or PCS, could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. For example, compliance with regulations requiring us to provide public safety organizations with caller location information could materially increase our cost of doing business to the extent that we are unable to recover some or all of these costs from our customers. Further, if we fail to comply with applicable regulations, we may be subject to sanctions, which may have a material adverse effect on our business. These regulations also can have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace. It is possible that we may face additional regulatory prohibitions or limitations on our services. If any new regulations prohibit us from providing planned services, it could be more difficult for us to compete. Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a commercial licensee like us and a public safety licensee, such as a “911” emergency operator.

      Further, some state and local jurisdictions have adopted legislation restricting or prohibiting the use of portable communications devices while driving motor vehicles. For example, the State of New York has enacted a statute that makes it unlawful to use a handheld mobile telephone while driving. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services which could have a material adverse effect on our results of operations.

10.	We are susceptible to control by significant stockholders, whose interests may conflict with ours.

      Motorola and entities controlled by Mr. McCaw hold significant blocks of our outstanding stock and have the ability to exert significant influence over our affairs. An affiliate of Mr. McCaw may designate at least one fourth of our Board of Directors, including a majority of the Operations Committee of our Board, which has significant authority relating to our business strategy, budgets, financing arrangements and in the nomination and oversight of specified executive officers. Presently, three of the ten members of our Board of Directors are designees of Mr. McCaw’s affiliates. Under its agreements with us, Motorola may nominate two directors to our Board.

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, which compete with some or all of the services we offer. Motorola’s right to nominate two people for election to our Board of Directors could give them additional leverage if any conflict of interest were to arise. In addition, Motorola is one of our significant stockholders, which creates potential conflicts of interest, particularly with regard to significant transactions.

      If Mr. McCaw and Motorola act together, they have a sufficient number of members on our Board of Directors and voting interest in us to exert significant influence over various aspects of our business, as well as over:

•	approval of amendments to our certificate of incorporation, mergers, sales of assets or other major corporate transactions as well as other matters submitted for stockholder vote;

•	any takeover attempt; and

•	whether particular matters are submitted for a vote of our stockholders.

      As a result, this concentration of ownership may have the effect of delaying or preventing an attempt to acquire us, even if that would be in the best interests of our stockholders.

      Mr. McCaw and his affiliates have, and may, subject to some limitations, acquire additional, investments in entities that provide wireless telecommunications services that could potentially compete with us. However, under relevant agreements, Mr. McCaw and his controlled affiliates may not, until one year after the termination of our Operations Committee, participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America unless these opportunities have first been presented to and waived or rejected by us.

11.	Because we rely on one supplier to implement our digital mobile network, any failure of that supplier to perform could adversely affect our operations.

      Motorola is currently our sole source for most of the digital mobile network equipment and all of the handsets we use. If Motorola fails to deliver system infrastructure and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. Furthermore, in the event Motorola determined not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, we may be materially adversely affected. We expect to continue rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN digital mobile network and handset equipment for the next several years. We are also relying on Motorola to provide us with technology improvements and enhancements designed to expand our wireless voice capacity, which are expected to become available beginning in 2003. These enhancements and improvements are necessary to maintain the competitiveness of and the necessary capacity on our digital network. However, Motorola may not deliver these enhancements and improvements within our anticipated timeframe if at all or they may not provide the advantages that we expect.

12.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      We have entered into agreements with Motorola that limit our ability to use other technologies that would displace our existing iDEN digital mobile network. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreement with Motorola requires us to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology.

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

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. While we cannot predict the outcome of this litigation and intend to vigorously defend against these claims, we cannot be sure that our business and financial condition will not be adversely affected by this litigation or public perception. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber, or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency emissions and health concerns.

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

      We have entered into a contractual joint venture regarding our ownership interests in and arrangements with Nextel Partners, and may enter into other joint ventures or similar arrangements in the future. These arrangements are subject to uncertainties, including risks that:

•	we do not have the ability to control the joint enterprises;

•	the other participants at any time may have economic, business or legal interests or goals that are inconsistent with our goals or those of the joint enterprise;

•	a participant may be unable to meet its economic or other obligations to the joint enterprise, and we may be required to fulfill some or all of those obligations or restrict the business of the affected enterprise; and

•	we also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in these joint enterprises.

15.	Our commitments to issue additional common stock and general conditions in the wireless communications industry may affect the price of our common stock and impair our ability to raise capital.

      We currently have outstanding commitments in various forms, including options and convertible securities, to issue a substantial number of new shares of our common stock. In addition, we may elect in some circumstances to issue equity to satisfy obligations otherwise payable in cash. An increase in the number of shares of our common stock that will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity securities or convertible securities and adversely affect our stock price. Some of the shares subject to issuance commitments are or may be registered with the Securities and Exchange Commission and thus are or may become freely tradable, without regard to the volume limitations of Rule 144 under the Securities Act of 1933.

      In addition, general conditions in the wireless communications industry or specific competitors’ results, including potential slowing of new subscriber additions, declining average revenue per subscriber or increased customer dissatisfaction, may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity securities or convertible securities.

16.	We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of $6.6 billion as of December 31, 2001.

17.	Our forward looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of statements made in, or incorporated by reference into, this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to those outlined in the above “Risk Factors” section, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including technologies relating to our Nextel Wireless Web services;

•	market acceptance of our new line of Java embedded handsets and service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or third generation or 3G services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and PCS;

•	future legislation or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally;

•	the success of NII Holdings’ efforts to restructure its indebtedness and obtain additional financing; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in NII Holdings’ reports, filed with the Securities and Exchange Commission.

Item 2.     Properties

      We currently lease our principal executive and administrative offices, which are located at 2001 and 2003 Edmund Halley Drive, in Reston, Virginia. This facility is about 330,000 square feet, and the lease has an initial lease term of 10 years, expiring July 10, 2009, with four five-year renewal options. A summary of our major leased facilities as of December 31, 2001 is as follows:

Location	Square feet	Year of Expiration

Reston, Virginia	330,000	2009
Denver, Colorado	114,000	2004
Englewood, Colorado	140,000	2008
Hampton Roads, Virginia	160,000	2009 and 2010
Herndon, Virginia	132,000	2013
McLean, Virginia	129,000	2006
Irvine, California	117,000	2005
Rutherford, New Jersey	116,000	2008
Temple, Texas	109,000	2015
Farmington, Michigan	108,000	2008
Norcross, Georgia	105,000	2005

      None of the expiration dates for these leases include extensions related to the exercise of renewal options. Under our customer relationship management agreement with IBM and Teletech, we expect to transition some of our customer care operations to different locations and therefore expect to vacate or sublease some of the facilities mentioned above. We also lease smaller office facilities for sales, maintenance and administrative operations in our markets. We have about 220 of these leases in effect at December 31, 2001, generally with terms ranging from 1 to 15 years, not including extensions related to the exercise of renewal options.

      As of December 31, 2001, we also leased facilities for about 55 mobile switching offices. These leases all have at least ten-year initial terms, typically with renewal options, and range between 15,000 and 45,000 square feet. In 2001, we initiated operations in about 200 locations. These kiosks and small store locations typically have leases of less than five years and involve less than 1,000 square feet.

      We lease transmitter and receiver sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 2001, we had about 15,500 constructed sites at leased locations in the United States for our digital mobile network. We also own properties and a limited number of transmission towers where management considers it advisable.

Item 3.     Legal Proceedings

      On April 19, 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. The defendants have removed the cases to federal court, and the plaintiffs have filed motions to remand back to state court in some of the cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. The cases have been transferred to Federal court in Baltimore, Maryland by the judicial panel on Multi-district Litigation. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them.

      Beginning in 2000, allegations against us of employment discrimination and harassment were reported in the press, and thereafter, a group of current and former employees filed some related complaints with the Equal Employment Opportunity Commission. Those complaints were subsequently withdrawn. In September 2000, as a result of negotiations with counsel for the claimants, we agreed on a mutually acceptable arrangement for processing and resolving all of the claims. We have resolved or settled substantially all of these claims, which has involved payments in an aggregate amount that was not material to us.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

      The following people are serving as our executive officers as of March 28, 2002. These executive officers were elected to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

      Timothy M. Donahue. Mr. Donahue is 53 years old and has served as our Chief Executive Officer since July 1999. Mr. Donahue also has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including Regional President for the Northeast. Mr. Donahue serves as a director of NII Holdings, Nextel Partners, SpectraSite Holdings, Inc., and Eastman Kodak Company.

      James F. Mooney. Mr. Mooney is 47 years old and has served as Executive Vice President and Chief Operating Officer since April 2001. From January 2000 until joining Nextel, Mr. Mooney was Chief Executive Officer of Tradeout Inc, an Internet based business-to-business asset management company. From April 1999 to January 2000, Mr. Mooney served as Senior Vice President and Chief Financial Officer of Baan Company. From May 1996 to March 1999, Mr. Mooney served as Chief Financial Officer of IBM, Americas, a subsidiary of International Business Machines Corporation.

      Paul N. Saleh. Mr. Saleh is 45 years old and has served as Executive Vice President and Chief Financial Officer since September 2001. From June 1999 to August 2001, Mr. Saleh served as Senior Vice President and Chief Financial Officer of Disney International, a subsidiary of The Walt Disney Company. From April 1997 to June 1999, Mr. Saleh served as Senior Vice President and Treasurer of The Walt Disney Company. Prior to joining The Walt Disney Company, Mr. Saleh worked for twelve years with Honeywell Inc., where he was most recently Vice President and Treasurer.

      Morgan E. O’Brien. Mr. O’Brien is 57 years old and has served as Vice Chairman of our Board of Directors since March 1996. Mr. O’Brien also has been one of our directors since co-founding Nextel in 1987. From 1987 to March 1996, Mr. O’Brien served as Chairman of our Board of Directors and from 1987 to October 1994, Mr. O’Brien also served as our General Counsel. Mr. O’Brien serves as a director of Williams Communications Group, Inc.

      Thomas N. Kelly, Jr. Mr. Kelly is 54 years old, joined us in April 1996 and serves as Executive Vice President, Marketing & Strategic Planning. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for twelve years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

      Barry J. West. Mr. West is 56 years old, joined us in March 1996 and serves as Executive Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

      Leonard J. Kennedy. Mr. Kennedy is 50 years old and since January 2001 has served as Senior Vice President and General Counsel. From 1995 until January 2001, Mr. Kennedy was a member of the law firm Dow, Lohnes & Albertson, specializing in telecommunications law and regulatory policy.

      William G. Arendt. Mr. Arendt is 44 years old and has served as our Vice President and Controller since joining us in May 1997. From June 1996 until joining us, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a PCS company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation. Previously, Mr. Arendt worked for thirteen years at Ernst & Young LLP.

      Steven M. Shindler. Mr. Shindler is 39 years old, and since March 2000 has served as the Chief Executive Officer of NII Holdings. From May 1996 until December 2000, Mr. Shindler served as our Executive Vice President and Chief Financial Officer. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group. Mr. Shindler also serves as a director of NII Holdings and SpectraSite.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

A.  Market for Common Stock

      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated:

	Quarterly Common Stock Price Ranges
	Year Ended December 31,

	2001		2000

Quarter Ended	High	Low	High	Low

March 31	$38.63	$11.75	$82.94	$45.63
June 30	20.35	11.19	75.22	37.47
September 30	18.40	7.85	73.00	41.31
December 31	12.31	6.87	46.75	22.63

B.     Number of Stockholders of Record

      As of March 15, 2002, there were about 3,700 holders of record of our class A common stock. We have the authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of March 15, 2002, there was a single stockholder of record holding all of the 35,660,000 outstanding shares of nonvoting common stock.

C.     Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The indentures governing our public notes and our bank credit agreement and other financing documents prohibit us from paying dividends, except in compliance with specified financial covenants, and limit our ability to dividend cash from the subsidiaries that operate our digital mobile network to Nextel Communications. While these restrictions are in place, any profits generated by these subsidiaries may not be available to us for payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future. After specified dates, we will be obligated to pay cash dividends on our series D preferred stock and series E preferred stock.

Item 6.  Selected Financial Data

      The table below sets forth selected consolidated financial data for the periods or dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information at the end of this annual report on Form 10-K.

      Change in accounting principle. On January 1, 2000, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” We have accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the financial statements of years prior to 2000. Additional information regarding this accounting change can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      For all periods presented, we have classified revenues from digital handset and accessory sales within operating revenues and the related costs of digital handset and accessory sales within cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

      Restructuring and impairment charges. As more fully discussed in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, restructuring and impairment charges in 2001 represent:

•	a $22 million domestic restructuring charge in the second quarter of 2001 related to a 5% workforce reduction and streamlining of operations; and

•	for NII Holdings, aggregate charges of about $1.75 billion, including $147 million in non-cash pretax asset impairment charges in the third quarter of 2001 related to discontinued funding to NII Holdings’ Philippine operating company and about $1.6 billion in non-cash pretax asset impairment charges and pretax restructuring and other charges in the fourth quarter of 2001 related to NII Holdings’ revised business plan to pursue a less aggressive growth strategy that targets conservation of cash resources.

      Other (expense) income, net. As more fully discussed in note 5 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, other (expense) income, net in 2000 includes a $275 million gain realized from the exchange of our stock in Clearnet for stock in TELUS as a result of the acquisition of Clearnet by TELUS. Other income (expense), net in 2001 includes a $188 million charge related to the other-than-temporary reduction in the fair value of our investment in TELUS offset by a $42 million gain realized on our subsequent sale of this investment. Other (expense) income, net in 2001 also includes a $70 million foreign currency transaction loss primarily related to the weakening of the Brazilian real relative to the U.S. dollar.

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

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$7,689	$5,714	$3,786	$2,295	$985
Cost of revenues	2,869	2,172	1,579	1,218	686
Selling, general and administrative	3,020	2,278	1,672	1,297	711
Restructuring and impairment charges	1,769	—	—	—	—
Depreciation and amortization	1,746	1,265	1,004	832	526

Operating loss	(1,715)	(1)	(469)	(1,052)	(938)
Interest expense, net	(1,196)	(849)	(782)	(622)	(378)
Other (expense) income, net	(318)	106	(47)	(37)	7
Income tax benefit (provision)	135	33	28	192	(259)

Loss before extraordinary item	(3,094)	(711)	(1,270)	(1,519)	(1,568)
Extraordinary item — gain (loss) on early retirement of debt, net of income tax of $0	469	(104)	(68)	(133)	(46)
Mandatorily redeemable preferred stock dividends	(233)	(209)	(192)	(149)	(29)

Loss attributable to common stockholders	$(2,858)	$(1,024)	$(1,530)	$(1,801)	$(1,643)

Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item attributable to common stockholders	$(4.27)	$(1.21)	$(2.29)	$(2.99)	$(3.21)
Extraordinary item	0.60	(0.14)	(0.10)	(0.24)	(0.09)

	$(3.67)	$(1.35)	$(2.39)	$(3.23)	$(3.30)

Weighted average number of common shares outstanding	778	756	639	557	498

	December 31,

	2001	2000	1999	1998	1997

	(in millions)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments, including restricted portion	$3,801	$4,674	$5,808	$321	$433
Property, plant and equipment, net	9,274	8,791	6,152	4,915	3,226
Intangible assets, net	6,067	5,982	4,889	5,183	4,875
Total assets	22,064	22,686	18,410	11,573	9,228
Debt of NII Holdings, nonrecourse to and not held by parent(1)	1,865	2,519	1,549	1,257	600
Domestic long-term debt, capital lease and finance obligations, including current portion	14,865	12,212	9,954	6,462	4,446
Mandatorily redeemable preferred stock	2,114	1,881	1,770	1,578	529
Stockholders’ (deficit) equity	(582)	2,028	2,574	230	1,913

(1)	2001 balance is in default and callable or subject to acceleration by third parties and classified in current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See Part I, “Item 1. Business — K. Risk Factors — 17. Our forward looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      Our consolidated financial statements include the accounts of NII Holdings and its consolidated subsidiaries. On December 31, 2001, NII Holdings’ Argentine operating company failed to make scheduled principal payments under its Argentine credit facilities. On February 1, 2002, NII Holdings failed to make an interest payment on its 12.75% senior notes. These defaults resulted in defaults under NII Holdings’ $382 million of Motorola vendor financing facilities due to cross default provisions. As a result of these defaults, the lenders under the affected facilities are each free to pursue their respective remedies, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. If any of NII Holdings’ lenders accelerates any of these obligations, then as a result of the operation of cross-default provisions, NII Holdings would be in default with respect to substantially all of its indebtedness. The indebtedness is therefore classified in current liabilities in our consolidated financial statements. More detailed information relating specifically to NII Holdings may be found in the periodic and other reports filed by NII Holdings with the Securities and Exchange Commission pursuant to the rules under the Securities Exchange Act of 1934.

Critical and Significant Accounting Policies.

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies which require the exercise of significant judgment and/or estimates.

      Revenue Recognition. While our revenue recognition policy does not require the exercise of significant judgment or use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title passes, upon delivery of the accessory to the customer.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. We recognize revenue from activation fees on a straight-line basis over the expected customer relationship periods of up to four years, starting when wireless service is activated. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile network. Accordingly, this multiple element arrangement is not accounted for separately.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. While our domestic digital business has had no indicators of impairment to date, NII Holdings undertook a review of its long-lived assets for each of its operating companies due to its deteriorating financial condition in the latter half of 2001.

      This review for each of NII Holdings’ operating companies required NII Holdings to make estimates of the undiscounted future cash flows of those operating companies in order to determine if the long-lived assets used by those operating companies were impaired. If the total of the expected undiscounted future cash flows, estimated in the aggregate by country, is less than the carrying amount of the assets, we are required to make estimates of the fair value of long-lived assets in order to calculate the loss, if any, equal to the difference between the fair value and carrying value of the assets. NII Holdings was required to make significant assumptions and estimates for each of its operating companies in this process regarding matters that are inherently uncertain, such as future cash flows, remaining useful lives, discount rates, growth rates and terminal values. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in lieu of or to corroborate the results from the discounted cash flows approach, although this is generally not entirely comparable since our network technology is proprietary, not widely adopted and relies on the efforts of primarily one vendor for infrastructure, handsets, development and maintenance activities. While we believe that the estimates used were reasonable, different assumptions regarding these cash flows could materially affect NII Holdings’ valuations.

      Depreciation of Property, Plant and Equipment. Our business is capital intensive because of our nationwide digital mobile network. We record at cost our digital network assets and other improvements that in management’s opinion extend the useful lives of the underlying assets and depreciate the assets over their estimated useful lives. Our digital mobile network is highly complex and, due to constant innovation and enhancements, certain components of the network may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as anticipated, we depreciate the remaining book values over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could have a significant impact on our results of operations in the future.

      Amortization Lives for FCC Licenses. Our FCC licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years, the current maximum amortization period allowed for intangible assets under generally accepted accounting principles. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including PCS and cellular licenses, in that they are subject to renewal after the initial term. Historically, the renewal process associated with these FCC licenses has been perfunctory. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses.

      In connection with the adoption of certain provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, we have concluded that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. Accordingly, we ceased amortizing FCC license costs effective January 1, 2002.

B.  Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      Cost of revenues primarily consists of the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing wireless service consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, maintenance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the digital handset and accessories, order fulfillment and installation related expenses and write-downs of digital handset and related accessory inventory for shrinkage.

      Our operating revenues and the variable component of the cost of digital handset and accessory sales are influenced primarily by the number of digital handsets sold or in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      Since NII Holdings’ revised business plan contemplates a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses, NII Holdings’ consolidated operating revenues and expenses are not expected to continue to grow at the same rate as they have in the past. In addition, NII Holdings’ plan to focus substantially all of its available funding towards continuing growth of its Mexican operations will significantly reduce the growth of its other operations. As a result, NII Holdings’ consolidated operating revenues and expenses in 2002 are expected to be less than amounts reported in 2001. See “Forward Looking Statements.”

1.	Year ended December 31, 2001 vs. year ended December 31, 2000

           a. Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Domestic	$7,014	91%	$5,385	94%	$1,629	30%
International	680	9%	330	6%	350	106%
Intercompany eliminations	(5)	—	(1)	—	(4)	NM

Operating revenues	$7,689	100%	$5,714	100%	$1,975	35%

Digital handsets in service at year end for consolidated subsidiaries (in thousands)
Domestic	8,667	—	6,678	—	1,989	30%
International	1,216	—	783	—	433	55%

NM — Not Meaningful

     The increase in domestic operating revenues from the year ended December 31, 2000 to the year ended December 31, 2001 consists of a $1.58 billion or 32% increase in wireless service revenues to $6.56 billion and a $49 million or 12% increase in revenues from digital handset and accessory sales to $454 million.

      Domestic service revenues. Domestic service revenues increased 32% principally as a result of a 30% increase in domestic handsets in service. Average monthly revenue per domestic handset decreased from about $74 during 2000 to about $71 during 2001. Additionally, as compared to the same periods in 2000, average monthly minutes of use per subscriber increased 20% in the year ended December 31, 2001 to about 565 minutes. We attribute both the decrease in average monthly revenue per domestic handset and the increase in minutes of use per subscriber to the introduction of more competitive pricing plans providing more minutes of use at a lower price to the subscriber. These plans typically include a fixed amount of interconnect minutes combined with an unlimited or fixed amount of digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price.

      The growth in handsets in service is the result of a number of factors, principally:

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	our differentiated products and services, including Nextel Direct Connect and Nextel Wireless Web;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	aggressive handset pricing promotions and increased handset choices;

•	increased sales force and marketing staff and selling efforts targeted at specific vertical markets; and

•	improved quality of service.

      Our average monthly revenue per domestic handset may decrease in the future:

•	as we continue to migrate existing customers to lower priced service offering packages;

•	if competitive pressures require us to:

•	further restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or packages that may be offered by providers launching their service, or particular new product or service offerings, in a particular market; or

•	as we continue to attract non-business users as customers.

      Any decrease in our average monthly revenue per domestic handset is expected to be partially offset by additional charges to customers beginning in 2002, which will recover some costs of government mandated telecommunications services such as E911 and number portability.

      Domestic handset and accessory revenues. Domestic handset and accessory revenues increased primarily due to the increase in the number of handsets sold to new and existing customers, including sales of new feature rich and higher priced handsets primarily in the second half of 2001. Due to the recent competitive environment, this increase was partially offset by continued reliance on various customer inducements, including reductions in the sales prices of handset models and volume-based handset promotions. We continue to rely on these inducements to attract new customers, and we continue to offer handset upgrades and other retention inducements to existing customers.

      International revenues. The increase in international operating revenues from the year ended December 31, 2000 to the year ended December 31, 2001 consists of a $342 million or 111% increase in wireless service revenues to $651 million and an $8 million or 38% increase in revenues from digital handset and accessory sales to $29 million. Operating revenues increased primarily as a result of a 55% increase in the number of digital handsets in service in NII Holdings’ consolidated markets from December 31, 2000 to December 31, 2001, particularly in the Mexican and Brazilian markets. Additionally, the successful introduction of higher priced service plans, primarily in Mexico, contributed to the increase, but was partially offset by more competitive pricing plans in Argentina offering lower per-minute rates.

       b. Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Domestic	$2,538	33%	$1,991	35%	$547	27%
International	336	4%	182	3%	154	85%
Intercompany eliminations	(5)	—	(1)	—	(4)	NM

Cost of revenues	$2,869	37%	$2,172	38%	$697	32%

NM — Not Meaningful

     The increase in cost of revenues from the year ended December 31, 2000 to the year ended December 31, 2001 for our domestic operations consists of a $337 million or 35% increase in cost of providing wireless services to $1.29 billion and a $210 million or 20% increase in cost of digital handset and accessory sales to $1.25 billion.

      Domestic cost of service revenues. Domestic cost of service revenues increased primarily as a result of a 68% increase in costs incurred related to variable interconnect fees on higher minutes of use and a 31% increase in costs incurred related to direct switch and transmitter and receiver site costs including rent, utility and fixed interconnection costs. Total system minutes of use grew 65% from the year ended December 31, 2000 to the year ended December 31, 2001 principally due to the larger number of handsets in service as well as the 20% increase in average monthly minutes of use per subscriber in 2001 compared to 2000. The direct switch and transmitter and receiver site costs increased primarily due to a 22% increase in transmitter and receiver sites and related equipment and an 8% increase in the number of switches we placed in service from December 31, 2000 to December 31, 2001.

      We expect the cost of domestic service revenues in 2002 to increase as subscriber usage of our digital mobile network increases and as we place more sites and switches into service to add capacity and coverage to our network.

      Domestic cost of handset and accessory sales. Cost of digital handset and accessory sales increased primarily due to the increase in the number of handsets sold to new and existing customers, and to a lesser extent, the increase in the percentage of higher cost handsets sold.

      International cost of revenues. The increase in international cost of revenues from the year ended December 31, 2000 to the year ended December 31, 2001 consists of a $99 million or 122% increase in cost of providing wireless services to $180 million, and a $55 million or 55% increase in cost of digital handset and accessory sales to $156 million. The increase in international cost of digital handset and accessory sales is primarily due to the increase in the number of digital handsets sold primarily in Mexico and Brazil, partially offset by a decrease in the average cost NII Holdings paid for the handsets sold.

      The increase in the cost of providing international wireless services is primarily attributable to:

•	an increase in costs related to variable interconnect fees on significantly increased minutes of use; and

•	an increase in site ground lease and utility expenses incurred due to a 52% increase in the number of international transmitter and receiver sites placed in service by NII Holdings’ from December 31, 2000 to December 31, 2001.

       c. Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Selling, general and administrative	$3,020	39%	$2,278	40%	$742	33%

Domestic	$1,244	16%	$1,003	18%	$241	24%
International	210	3%	143	2%	67	47%

Selling and marketing	$1,454	19%	$1,146	20%	$308	27%

Domestic	$1,331	17%	$996	18%	$335	34%
International	234	3%	138	2%	96	70%
Intercompany eliminations	1	—	(2)	—	3	NM

General and administrative	$1,566	20%	$1,132	20%	$434	38%

NM — Not Meaningful

     Domestic selling and marketing. The increase in domestic selling and marketing expenses from the year ended December 31, 2000 to the year ended December 31, 2001 primarily reflects increased costs incurred in connection with growing our customer base, including:

•	$90 million or 47% increase in advertising expenses due to aggressive marketing campaigns, including sports-related sponsorships and television commercials directed at increasing brand awareness, as well as promoting our differentiated services, including the enhancements being made to Nextel Direct Connect and Nextel Wireless Web;

•	$70 million or 16% increase in commissions and residuals earned by indirect dealers and distributors as a result of increased handset sales through these channels;

•	$59 million or 20% increase in sales and marketing payroll and related expenses, including costs associated with our Nextel stores acquired and opened in 2001 and increased commissions attributable to increased volume through our direct distribution channels; and

•	$22 million increase in other general marketing expenses, including $10 million in facilities costs related to our Nextel stores acquired and opened in 2001.

      International selling and marketing. The $67 million increase in international selling and marketing expenses from the year ended December 31, 2000 to the year ended December 31, 2001 is primarily attributable to increased commissions from higher levels of digital handset sales in Mexico and increased advertising in Mexico.

      Domestic general and administrative. Domestic general and administrative expenses increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily as a result of activities to support a larger customer base, specifically:

•	$166 million or 102% increase in bad debt expense, which has increased as a percentage of domestic operating revenues primarily due to the impact of a slowing economy and aggressive promotions in late 2000 and early 2001 to less creditworthy customers;

•	$159 million or 44% increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fifth customer care center which commenced operations in January 2001 and our sixth customer care center which commenced operations in July 2001, as well as costs associated with the implementation of our new billing and customer care system, which was put into production in the first quarter of 2002 and is expected to be fully operational by mid-2002; and

•	$10 million increase in personnel, facilities and general corporate expenses.

      The increase in bad debt has resulted in an ongoing increased focus on and strengthening of our credit policies and procedures, including modifying credit scoring models and requiring more forms of identification and deposits from more customers, limiting account sizes for designated high risk accounts and suspending accounts earlier than in the past.

      The aggregate amount of domestic selling, general and administrative expenses is expected to increase as a result of a number of factors, including but not limited to:

•	increasing aggressive marketing and advertising as we introduce and continue strategic television product placement and national print advertising campaigns designed to increase brand awareness in our markets;

•	costs associated with operating our Nextel stores acquired as part of the Let’s Talk Cellular acquisition in 2001 and the planned opening of additional Nextel stores in 2002; and

•	costs associated with billing, collection, bad debt, customer retention and customer care activities to support a growing customer base partially offset by savings expected from our new outsourcing arrangements and new billing and customer care system.

      International general and administrative. International general and administrative expenses increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily due to an increase in billing and customer care, information technology, facilities and other general corporate expenses to support a growing customer base. Additionally, international bad debt expense increased $25 million or 156% from the year ended December 31, 2000 to the year ended December 31, 2001, largely in Brazil and Mexico, and has been increasing as a percentage of revenues primarily as a result of a weakening Brazilian economy.

       d. Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Domestic earnings	$1,901	25%	$1,395	24%	$506	36%
International losses	(100)	(1)%	(133)	(2)%	33	25%
Intercompany eliminations	(1)	—	2	—	(3)	NM

Segment earnings (losses)	$1,800	24%	$1,264	22%	$536	42%

NM — Not Meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets as well as all of our segment earnings pertain to our domestic operations.

      Domestic segment earnings. Domestic segment earnings as a percentage of consolidated revenues have remained relatively flat. We attribute this mostly to increased revenues due to a larger customer base offset by the losses incurred by selling handsets at a loss and by the operating costs to support this larger customer base. We expect domestic segment earnings to increase in 2002 as compared to 2001 partially as a result of, among other things, cost savings we expect to achieve through operating efficiencies such as the outsourcing of our customer care and information technology desktop support functions and an increased percentage of our sales coming from our lower cost distribution channels. However, as the percentage growth rate of our domestic customer base has been declining, reflecting the larger customer base, continued improvement in domestic segment earnings as a percentage of consolidated operating revenues may be dependent in part on our abilities to achieve increased economies of scale and cost savings such as those mentioned above. If general economic conditions worsen, if competitive conditions in the wireless telecommunications industry worsen or if our new handset or service offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our domestic segment earnings. See “Forward Looking Statements.”

      International segment losses. International segment losses improved due to increased operating revenues from growth in NII Holdings’ customer base partially offset by increased costs attributable to:

•	the build-out of the international digital mobile networks and higher customer minutes of use;

•	increased aggregate amounts of digital handset costs and related commissions resulting from increased handset sales; and

•	increased general corporate expenses to support a growing customer base, including advertising expense primarily in Mexico and bad debt expense primarily in Brazil and Mexico.

       e. Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,508	20%	$1,063	19%	$445	42%
Amortization	238	3%	202	3%	36	18%

Depreciation and amortization	$1,746	23%	$1,265	22%	$481	38%

      Depreciation increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. During the fourth quarter of 2001, we shortened the useful lives of some assets located in the information technology data center and the customer care locations as a result of our customer care and information technology outsourcing arrangements. We also changed the lives of some network assets. We recorded an additional $21 million, or $0.03 per share, in depreciation expense for the fourth quarter of 2001 as a result of these changes in estimates.

      The increase in amortization during 2001 is primarily attributable to international acquisition activities completed during the second half of 2000. Domestic licenses acquired in auctions in late 2000 as well as acquisitions occurring in 2001 also contributed to the increase.

      We expect the amount of domestic depreciation to continue to increase as we place additional switches and transmitter and receiver sites into service and as we begin to depreciate our new billing and customer care system in the first quarter of 2002. We expect the amount of international depreciation and amortization to decrease as a result of NII Holdings’ write-down of its long-lived assets. Additionally, we expect domestic amortization to decrease as a result of implementing the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” See “G. Effect of New Accounting Standards” for additional information.

       f. Restructuring and impairment charges, interest and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$(1,769)	(23)%	$—	—	$(1,769)	—
Interest expense	(1,403)	(18)%	(1,245)	22%	(158)	(13)%
Interest income	207	3%	396	7%	(189)	(48)%
Equity in losses of unconsolidated affiliates	(95)	(1)%	(152)	(3)%	57	38%
Foreign currency transaction losses, net	(70)	(1)%	(25)	—	(45)	(180)%
Realized gain on investments, net	47	1%	275	5%	(228)	(83)%
Reduction in fair value of available-for-sale securities	(188)	(2)%	—	—	(188)	—
Other, net	(12)	—	8	—	(20)	NM
Income tax benefit	135	2%	33	1%	102	NM
Extraordinary gain (loss)	469	6%	(104)	2%	573	NM
Loss attributable to common stockholders	(2,858)	(37)%	(1,024)	(18)%	(1,834)	(179)%

NM — Not Meaningful

     In May 2001, we announced a domestic restructuring to reduce payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount.

      In connection with the information technology and customer care outsourcing agreements discussed in Part I, “Item 1. Business — B. 2001 Goals Update and 2002 Goals — 4. Increasing Efficiencies and Reducing Costs,” we expect to record a restructuring charge in the first quarter of 2002 related to vacating unneeded facilities and other matters.

      During the third quarter of 2001, following NII Holdings’ review of the economic conditions, operating performance and other relevant factors in the Philippines, NII Holdings decided to discontinue funding to its Philippine operating company. In view of the capital constrained environment and NII

Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, NII Holdings recorded non-cash pretax asset impairment charges and pretax restructuring and other charges of about $1.75 billion in 2001, consisting of write-offs of property, plant and equipment of $1,089 million, licenses of $476 million, goodwill of $144 million, intangible and other assets of $32 million and restructuring charges of $6 million. For more detailed information, see note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      During the first quarter of 2002, NII Holdings’ Argentine and Brazilian operating companies as well as its corporate headquarters further restructured their operations, which included reductions in workforces. NII Holdings anticipates that it will record a restructuring charge in the first quarter of 2002 related to these actions.

      The increase in interest expense from the year ended December 31, 2000 to the year ended December 31, 2001 resulted primarily from the issuance of our senior notes in January 2001 and our convertible notes in May 2001 and NII Holdings’ issuance of its senior notes in August 2000, as well as a higher average level of outstanding borrowings under our credit facilities, offset by a reduction in the weighted average interest rate for our domestic bank credit facility.

      The decrease in interest income from the year ended December 31, 2000 to the year ended December 31, 2001 is primarily due to a decrease in interest rates during 2001 as well as a lower average cash balance in 2001.

      The decrease in equity in losses of unconsolidated affiliates from the year ended December 31, 2000 to the year ended December 31, 2001 is due to $3 million of decreased losses attributable to our equity method investment in Nextel Partners. The remaining decrease is attributable to our Philippine affiliate, which we began consolidating in the third quarter of 2000, and to our Japanese investment, which was written off in the fourth quarter of 2000.

      The foreign currency transaction loss in 2001 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar as a result of the current economic environment in both Brazil and Argentina. During the third quarter of 2001, NII Holdings recorded a translation adjustment of $11 million as part of the cumulative translation adjustment related to intercompany loans between a subsidiary of NII Holdings and its Brazilian operating company as a result of NII Holdings’ determination that these intercompany loans are of a long-term investment nature. Prior to August 2001, the effect of exchange rate changes on these intercompany loans was reported as foreign currency transaction losses in our consolidated statements of operations. The foreign currency transaction loss in 2000 is primarily attributable to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar in the fourth quarter of 2000.

      The realized gain on investment in 2001 primarily consists of a $42 million gain related to the sale of NII Holdings’ investment in TELUS in the fourth quarter. The realized gain on investment in 2000 resulted from the exchange of our stock in Clearnet for stock in TELUS as a result of the acquisition of Clearnet by TELUS in October 2000. On September 30, 2001, NII Holdings recognized a $188 million reduction in fair value of its investment in TELUS, as NII Holdings determined the decline in fair value of this investment to be other-than-temporary.

      The increase in the income tax benefit from the year ended December 31, 2000 to December 31, 2001 is primarily attributable to the write-off of deferred tax liabilities related to NII Holdings’ asset impairment charges in 2001.

      The extraordinary gain in 2001 relates to Nextel Communications’ purchase of some of NII Holdings’ senior notes during the third quarter of 2001. While these notes are held by Nextel Communications and remain outstanding obligations of NII Holdings, an extraordinary gain is recognized in our consolidated financial statements in accordance with generally accepted accounting principles. The extraordinary loss in 2000 relates to the early retirement of some of our senior notes during the first quarter of 2000.

      In the first quarter of 2002, we are required to adopt SFAS No. 142. In connection with the adoption of SFAS No. 142, we expect to incur a non-cash charge of about $350 million to tax expense to increase the valuation allowance related to our net operating loss. For more detailed information, see note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      During the first quarter of 2002, as a result of the devaluation of the Argentine peso due to the recent adverse economic developments in Argentina, NII Holdings expects to record significant foreign currency transaction losses primarily related to NII Holdings’ $108 million U.S. dollar denominated Argentine credit facilities, as well as a significant foreign currency translation adjustment.

2.	Year ended December 31, 2000 vs. year ended December 31, 1999

           a. Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Domestic	$5,385	94%	$3,662	97%	$1,723	47%
International	330	6%	124	3%	206	166%
Intercompany eliminations	(1)	—	—	—	(1)	NM

Operating revenues	$5,714	100%	$3,786	100%	$1,928	51%

Digital handsets in service at year end for consolidated subsidiaries (in thousands)
Domestic	6,678	—	4,516	—	2,162	48%
International	783	—	279	—	504	181%

NM — Not Meaningful

     The increase in domestic operating revenues in 2000 consisted primarily of a 55% increase in wireless service and other revenues of $1.76 billion to $4.98 billion offset by a net decrease in revenues from digital handset and accessory sales of $35 million to $405 million.

      Domestic service revenues. Domestic service revenues increased in 2000 principally as a result of a 48% increase in domestic digital handsets in service. Average monthly revenue per domestic digital handset grew slightly from about $73 during 1999 to about $74 during 2000. Total system minutes of use grew 75% in 2000, principally due to the larger number of handsets in service during 2000 as compared to 1999. Additionally, average monthly minutes of use per subscriber increased 13% in 2000 to about 470 minutes, which we attribute to increased handset usage primarily driven by the introduction of pricing plans designed to provide additional value to our customers. These new pricing plans, developed in part to meet competitive demands, generally provide lower per-minute rates made available in conjunction with fixed-rate service plans. These plans typically include a fixed amount of interconnect minutes combined with unlimited digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price. The growth in digital handsets in service is the result of a number of factors, principally:

•	declining digital handset prices, reflecting both reductions in our costs of acquiring handsets and increases in our subsidization of the resale prices of our handsets, including through two-for-one promotions;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	expanded network coverage and capacity;

•	differentiated products and services, including our Nextel Direct Connect feature;

•	the increased number of indirect distributors;

•	increased advertising and marketing campaigns; and

•	increased sales force and marketing staff.

      Domestic handset and accessory revenues. As a result of the adoption of SAB No. 101, we changed our revenue recognition method for digital handset sales effective January 1, 2000. The adoption of SAB No. 101 resulted in a $40 million reduction to revenues from digital handset and accessory sales in 2000. Had we adopted SAB No. 101 effective January 1, 1999, revenues from domestic digital handset and accessory sales in 2000 would have increased by $87 million or 27%. We continued to sell digital handsets at prices below our cost to attract new customers and as a retention inducement for existing customers. Additionally, as competition has intensified, the prices at which we sell digital handsets to our new and existing customers have declined. Accordingly, revenues from domestic digital handset and accessory sales have not increased in proportion to the increase in number of digital handsets sold.

      International revenues. Operating revenues for our international operations increased in 2000 primarily as a result of a 165% increase in the number of digital handsets in service in NII Holdings’ Latin American markets. The implementation of calling party pay programs and the launch of new services, such as international roaming and digital mobile telephone service, in some Latin American markets in 2000 also contributed to the increase. Had we adopted SAB No. 101 effective January 1, 1999, international operating revenues in 2000 would have increased by $213 million or 182% as compared to 1999.

           b. Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Domestic	$1,991	35%	$1,483	39%	$508	34%
International	182	3%	96	3%	86	90%
Intercompany eliminations	(1)	—	—	—	(1)	NM

Cost of revenues	$2,172	38%	$1,579	42%	$593	38%

NM — Not Meaningful

     The increase in cost of revenues for our domestic operations in 2000 consisted of a 46% increase in cost of providing wireless services of $300 million to $956 million and an increase in cost of digital handset and accessory sales of $208 million to $1.03 billion.

      Domestic cost of service revenues. Domestic cost of service revenues increased in 2000 primarily as a result of variable costs related to interconnect fees on higher minutes of use and increased site ground lease and utility costs that we incurred. These costs increased due to an increase of about 44% in transmitter and receiver sites and related equipment and an increase of about 63% in the number of switches we placed in service during 2000.

      Domestic cost of handset and accessory sales. Cost of digital handset and accessory sales increased due to the increase in the number of digital handsets sold to new and existing customers, offset, in part, by a decrease in the average cost we paid for the digital handsets sold and by the deferral of $40 million of digital handset costs attributable to the adoption of SAB No. 101 in 2000. Had SAB No. 101 been implemented effective January 1, 1999, the domestic cost of digital handset and accessory sales would have increased by $330 million or 47%.

      International cost of revenues. The increase in international cost of revenues in 2000 consisted of an increase in cost of providing wireless services of $40 million or 96% and an increase in cost of digital handset and accessory sales of $46 million or 84%. Had SAB No. 101 been implemented effective January 1, 1999, the cost of digital handset and accessory sales in our international operations would have increased by $53 million or 112%. The increase in international cost of digital handset and accessory sales in 2000 is primarily due to the increase in the number of digital handsets sold partially offset by the deferral of $21 million of digital handset costs attributable to the adoption of SAB No. 101 in 2000. The increase in the cost of providing international wireless service is primarily attributable to:

•	an increase in variable costs related to interconnect fees on higher minutes of use; and

•	an increase in site ground lease and utility expenses incurred due to an increase of about 92% in the number of transmitter and receiver sites placed in service in NII Holdings’ markets during 2000.

           c. Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Selling, general and administrative	$2,278	40%	$1,672	44%	$606	36%

Domestic	$1,003	18%	$756	20%	$247	33%
International	143	2%	77	2%	66	86%

Selling and marketing	$1,146	20%	$833	22%	$313	38%

Domestic	$996	18%	$725	19%	$271	37%
International	138	2%	114	3%	24	21%
Intercompany eliminations	(2)	—	—	—	(2)	NM

General and administrative	$1,132	20%	$839	22%	$293	35%

NM — Not Meaningful

     Domestic selling and marketing. The increase in domestic selling and marketing expenses in 2000 primarily reflected increased costs incurred in connection with higher sales of digital handsets including:

•	$125 million or 38% increase in commissions and residuals earned by indirect dealers and distributors as a result of increased digital handset sales through, and increased reliance on, indirect dealers and distributors in 2000;

•	$57 million or 23% increase in sales and marketing payroll and related expenses including increased commissions for our direct sales force;

•	$41 million or 28% increase in advertising expenses, due to aggressive marketing campaigns directed at growing our customer base; and

•	$24 million increase in other general marketing expenses.

      International selling and marketing. The increase in international selling and marketing expenses in 2000 was primarily attributable to increased direct sales labor costs attributable to a larger direct sales force, increased commissions attributable to higher levels of digital handset sales and increased advertising costs throughout all Latin American markets.

      Domestic general and administrative. Domestic general and administrative expenses increased in 2000 primarily as a result of activities to support a larger customer base, specifically:

•	$132 million or 58% increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fourth customer care center which became fully operational in 2000;

•	$95 million or 25% increase in personnel, facilities and general corporate expenses primarily reflecting increased staffing for information technology and other administrative activities; and

•	$44 million or 37% increase in bad debt expense.

      International general and administrative. International general and administrative expenses increased in 2000 primarily due to a $41 million increase in general corporate expenses including payroll and related expenses for collection and customer care activities to support a growing customer base, and facilities and information technology related costs to support the growth of operations. This increase was offset by a $17 million reduction in bad debt expense due to NII Holdings’ increased focus on credit and collection activities.

           d. Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Domestic earnings	$1,395	24%	$698	18%	$697	100%
International losses	(133)	(2)%	(163)	(4)%	30	18%
Intercompany eliminations	2	—	—	—	2	NM

Segment earnings (losses)	$1,264	22%	$535	14%	$729	136%

NM — Not Meaningful

     We define segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues and identifiable assets, and all of our segment earnings, pertain to our domestic operations. In 2000, domestic segment earnings improved significantly and increased as a percentage of consolidated operating revenues. This improvement was primarily due to a 47% increase in domestic operating revenues, which exceeded the 35% increase in domestic operating expenses. In 2000, our increasing customer base generated higher operating revenues resulting in lower operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increased system usage. International segment losses improved slightly in 2000, primarily due to the decrease in bad debt expense and increasing revenues from growth in digital handset sales.

           e. Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,063	19%	$791	21%	$272	34%
Amortization	202	3%	213	6%	(11)	(5)%

Depreciation and amortization	$1,265	22%	$1,004	27%	$261	26%

      Depreciation and amortization increased in 2000 primarily due to the increase in depreciation as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in both existing domestic and international markets primarily to enhance the coverage and capacity of our digital mobile networks. During 2000, we changed the estimated useful lives of some of our digital mobile network and non-network assets. These changes in estimates resulted in additional depreciation expense of $69 million during 2000.

      Amortization decreased $27 million in 2000 as some of our domestic intangible assets were fully amortized in 1999. This decrease was offset by a $16 million increase in amortization attributable to international acquisition activities during 2000.

        f. Interest expense, interest income and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in millions)
Interest expense	$(1,245)	(22)%	$(878)	(23)%	$(367)	(42)%
Interest income	396	7%	96	3%	300	313%
Equity in losses of unconsolidated affiliates	(152)	(3)%	(73)	(2)%	(79)	(108)%
Foreign currency transaction losses, net	(25)	—	(61)	(2)%	36	59%
Realized gain on investments	275	5%	70	2%	205	NM
Other income, net	8	—	17	—	(9)	(53)%
Income tax benefit	33	1%	28	1%	5	18%
Extraordinary loss	(104)	(2)%	(68)	(2)%	(36)	(53)%
Loss attributable to common stockholders	(1,024)	(18)%	(1,530)	(40)%	506	33%

NM — Not Meaningful

     The increase in interest expense in 2000 resulted from the issuance of our senior notes in November 1999 and in January 2000 and NII Holdings’ issuance of senior notes in August 2000, as well as a higher average level of outstanding borrowings and higher weighted average interest rates under our bank and vendor credit facilities. This increase was partially offset by a decrease in the weighted average interest rate on our senior notes outstanding during 2000.

      The increase in interest income in 2000 was primarily due to income recognized on the investment of:

•	the net proceeds we received in November 1999 from the public offering of our class A common stock and the issuance of our 9.375% senior serial redeemable notes due 2009;

•	the net proceeds we received in January 2000 and NII Holdings received in August 2000 from the issuance of senior notes; and

•	the additional borrowings under our domestic bank credit facility in the first half of 2000 and the related investment of these borrowed amounts pending our use of them.

      The increase in 2000 in equity in losses of unconsolidated affiliates was due primarily to increased losses attributable to our equity method investment in Nextel Partners.

      The foreign currency transaction loss in 2000 was due primarily to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar during the fourth quarter of 2000. The 1999 foreign currency transaction loss was primarily due to the devaluation of the Brazilian real relative to the U.S. dollar during the early part of 1999.

      The realized gain on investment in 2000 resulted from the exchange of our stock in Clearnet for stock in TELUS as a result of the acquisition of Clearnet by TELUS in October 2000. The realized gain on investment in 1999 primarily related to the $70 million gain recognized on the sale of our interest in a joint venture.

      The extraordinary loss in 2000 and 1999 relates to the early retirement of some of our senior notes during the first quarter of 2000 and the fourth quarter of 1999. The increase in the loss was due to the increase in the amount of debt we retired in 2000 over 1999.

C.     Related Party Transactions

      Motorola. We have had and expect to continue to have significant transactions with our largest stockholder Motorola. As of December 31, 2001, Motorola was the beneficial owner of about 14% of our common stock, assuming the conversion of shares of our class B nonvoting common stock, all of which is owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola, as the sole supplier, provides the iDEN infrastructure equipment and handsets used throughout our domestic markets and in the international markets served by NII Holdings’ subsidiaries. We paid Motorola about $2.68 billion during 2001 for these goods and services and net payables to Motorola were $290 million at December 31, 2001. Motorola also is the lender of $418 million in vendor financing and credit facilities to our subsidiary, NII Holdings, all of which is currently in default. We also work closely with Motorola to improve existing products and develop new technologies for use in our digital mobile network. See Part I, “Item 1. Business — H. Agreements with Significant Stockholders — 2. Motorola.”

      Nextel Partners. In 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. McCaw, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital mobile network utilizing the iDEN technology used in our digital mobile network. In addition, these agreements establish circumstances in which we will have the right or obligation to purchase the equity interests in Nextel Partners at specified prices. Subject to certain limitations, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008. In connection with a series of transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners. We currently own a 32% equity interest in Nextel Partners.

      Under a roaming agreement between one of our wholly owned subsidiaries and a wholly owned subsidiary of Nextel Partners, we were charged $36 million during 2001 for our roaming expenses related to Nextel Partners’ digital mobile network, net of roaming revenues earned of $21 million. Our wholly owned subsidiary provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $49 million in 2001, which we recorded as a reduction to cost of revenues. We charged Nextel Partners $5 million in 2001 for administrative services provided under a transition services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We have a net receivable due from Nextel Partners of $5 million as of December 31, 2001.

      XO Communications. Two members of our board of directors serve on the board of directors of XO Communications, Inc. Additionally, Mr. McCaw holds rights to shares representing a majority of the voting interest of XO Communications. In July 2001, we entered into a multi-year agreement with XO Communications under which it will provide us with telecommunications services. We paid $21 million to XO Communications during 2001 for telecommunications services. Additionally, in September 2001, we purchased an aircraft from XO Communications for a total consideration of $24 million.

D.     Liquidity and Capital Resources

      In 2001, we had losses attributable to common stockholders of $2.86 billion, including asset impairment and restructuring and other charges of about $1.77 billion. In 2000, we had losses attributable to common stockholders of $1.02 billion. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues through 2003. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash flows. Net cash provided by operating activities of $1.13 billion during 2001 improved by $553 million compared to net cash provided by operating activities of $576 million during 2000. This improvement in net cash provided by operating activities is primarily attributable to domestic operations, reflecting improved domestic performance resulting from economies of scale achieved from the growth in our customer base.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile networks continued to represent the largest use of our funds for investing activities. Net cash used in investing activities of $3.51 billion during 2001 decreased by $1.96 billion as compared to $5.47 billion during 2000 primarily due to:

•	a $1.74 billion increase in net proceeds from short-term investing activities as compared to $851 million in net cash used to purchase short-term investments in 2000;

•	a $196 million decrease in cash paid for purchases of licenses, acquisitions, investments and other;

•	$142 million in proceeds from sales of investments by NII Holdings, excluding $57 million that was placed directly into an escrow account as collateral for a portion of NII Holdings’ vendor financing facilities;

      offset by a $124 million increase in cash paid for capital expenditures.

      Cash payments for capital expenditures totaled $3.42 billion during 2001 and $3.29 billion during 2000, including $645 million during 2001 and $369 million during 2000 for NII Holdings. Cash payments for capital expenditures increased due to an increase in network construction activity resulting in an increase in the number of switches and transmitter and receiver sites and related equipment we placed in service in 2001 compared to 2000. Cash payments for licenses, acquisitions, investments and other totaled $1.15 billion during 2001 and consisted primarily of $461 million paid in 2001 to Arch Wireless, Mobex, Motorola and Pacific Wireless for the acquisition of 800 MHz and 900 MHz licenses and related assets, $547 million for other licenses, $52 million for escrow deposits for future domestic acquisitions and licenses purchases and $34 million to Let’s Talk Cellular & Wireless for the purchase of retail stores.

      Net cash provided by financing activities of $2.26 billion during 2001 consisted primarily of $2.22 billion in net proceeds from the private placement of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011. Net cash provided by financing activities of $2.8 billion during 2000 was primarily attributable to $1.75 billion in net proceeds from the sale of debt securities and $1.85 billion in proceeds from borrowings under our domestic credit facility, offset by $1.21 billion used for the retirement of debt securities.

E.     Future Capital Needs and Resources

1. Capital resources.

      As of December 31, 2001, our consolidated capital resources included $3.8 billion of cash, cash equivalents and short-term investments; however, $334 million of those amounts were not available to fund any of the cash needs of our domestic operations due to the terms of NII Holdings’ debt agreements. Therefore, we had available about $3.47 billion of cash, cash equivalents and short-term investments to fund our domestic operations. At December 31, 2001, we also had available to us about $1.5 billion of the revolving loan commitment under our domestic bank credit facility as discussed below. Our resulting total amount of liquidity to fund our domestic operations at December 31, 2001 was almost $5.0 billion.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from segment earnings. Since our inception, we have been unable to fund our capital expenditures, spectrum acquisition costs, cash investment activities and debt service payments with the segment earnings generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate greater segment earnings from our business operations, we will be able to use less of our available liquidity and will have less need to raise capital, if any, from the capital markets. To the extent we generate less segment earnings from our business operations, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate segment earnings is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidy we incur to provide handsets to our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of December 31, 2001, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan commitment and $4.5 billion in term loans that have already been fully accessed. Principal repayment begins on the term loans in limited amounts in late 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009, as set forth in the table below. The amounts available under the revolving loan commitment decrease in limited amounts beginning at the end of 2002 and continuing until late 2007, when no amounts will remain available under the revolving loan commitment.

      The bank credit agreement requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the bank credit agreement. Some of these tests become more stringent over time. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. As of December 31, 2001, we were in compliance with all financial ratio tests required under our bank credit facility.

      In addition, the loans under the bank credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our bank credit facility. However, no such acceleration would occur if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to access additional amounts under the bank credit facility may be restricted by provisions included in some of our public notes and preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. In March 2001, we amended this bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of December 31, 2001, we were able to access substantially all of the remaining $1.5 billion available under the bank credit facility.

      The bank credit facility also contains covenants which limit our ability and some of our subsidiaries’ ability to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified limited purposes, these covenants limit the distribution of substantially all of our subsidiaries’ net assets.

2. Capital needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile network, including payments in connection with contemplated enhancements to our existing iDEN technology to increase voice capacity and to deliver packet data service at higher speeds;

•	operating expenses relating to our domestic digital mobile network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	a potential $500 million payment in connection with the currently proposed public safety spectrum realignment;

•	a potential investment of up to $250 million in NII Holdings;

•	debt service requirements; and

•	other general corporate expenditures.

      A.     Capital expenditures. Our 2001 domestic capital expenditures were $2.47 billion. In the future, our domestic capital spending is expected to be driven by several factors including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas;

•	the contemplated enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds; and

•	any potential future enhancement of our digital mobile network by deploying new technologies.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, which Motorola is developing for our expected deployment in 2003. We expect that this upgrade will effectively double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure. See “Forward Looking Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current digital mobile network in future years. However, any anticipated reductions could be more than offset to the extent we deploy 3G technologies. However, we will only deploy a new technology when it is warranted by expected customer demand, we have sufficient capital to deploy the technology and the anticipated benefits of services requiring third generation technology outweigh the costs of providing those services.

      B.     Future domestic contractual obligations. The following table sets forth the amounts and timing of contractual payments for our most significant domestic contractual obligations determined as of December 31, 2001. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See

“Forward Looking Statements.” Except as required by applicable law, we disclaim any obligation to modify or update the information contained in the table.

Future Domestic								2008 and
Contractual Obligations	Total	2002	2003	2004	2005	2006	2007	Thereafter

	(in millions)
Public senior notes	$15,522	$479	$760	$841	$841	$841	$3,164	$8,596
Domestic credit facility(1)	6,678	296	528	699	795	782	675	2,903
Capital lease obligations	400	74	74	74	74	64	40	—
Preferred stock cash payments	4,364	30	231	268	268	268	268	3,031
Tower finance obligation	837	65	66	61	52	41	41	511
Operating leases(2)	1,514	353	320	278	197	110	128	128
Other	1,318	139	153	165	170	187	161	343

(1)	These amounts include estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude the revolving loan commitment.

(2)	These amounts principally include future lease costs relating to transmitter and receiver sites and switches and office facilities as of December 31, 2001.

      The above table excludes amounts that may be paid or will be paid in connection with interest rate swap agreements and spectrum acquisitions. Specifically, we have committed, subject to closing conditions which may not be met, to pay up to $327 million for domestic spectrum acquisitions entered into and outstanding as of December 31, 2001, without giving effect to transactions in which we may elect to issue equity rather than paying cash. Since December 31, 2001, we paid $130 million in cash to Chadmoore Wireless Group for 800 MHz and 900 MHz specialized mobile radio licenses and related assets. Included in the “Other” caption are minimum amounts due under our most significant service contracts. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 14 of the consolidated financial statements appearing at the end of this annual report on Form 10-K for amounts paid to Motorola in 2001. In addition, current year and future cash obligations on behalf of our subsidiary, NII Holdings, are not included in this table as those obligations are solely those of NII Holdings and its subsidiaries, nor is any future potential investment by us in NII Holdings. Finally, the amounts in the table do not contemplate any future refinancing of indebtedness, although management’s current expectation is to refinance a significant portion of this indebtedness.

      C.     NII Holdings. Historically, cash investments made in our subsidiary, NII Holdings, have been a significant use of our capital. In April and July 2001, through a wholly owned subsidiary, we contributed an aggregate of $500 million to NII Holdings in exchange for 5,000 shares of its series A exchangeable redeemable preferred stock. During the fourth quarter of 2001, in view of the capital constrained environment and NII Holdings’ lack of funding sources, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses.

      NII Holdings currently has outstanding an aggregate of $2.67 billion of debt that it incurred to construct its network and fund its operations, including $800 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications as described under Part I, “Item 1. Business — E. NII Holdings, Inc.” The obligations under this debt are solely those of

NII Holdings and its subsidiaries, and Nextel Communications is not a party to any of the obligations in respect of that debt. Since debt service payments are a significant portion of NII Holdings’ current and future commitments and because NII Holdings does not believe that funds generated from its operating activities or realistically available from other sources will be sufficient to meet its expected commitments, NII Holdings is reviewing various alternatives to restructure its currently outstanding indebtedness. As part of its cash preservation plan, NII Holdings’ Argentine operating company failed to make principal payments on its $108 million Argentine credit facilities and NII Holdings failed to make an interest payment on its $650 million aggregate principal amount 12.75% senior notes, resulting in defaults under these facilities, as well as under its $382 million of Motorola vendor financing facilities due to cross-default provisions.

      As a result of these defaults, the lenders under these facilities are free to pursue their respective remedies, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. If any of NII Holdings’ lenders accelerates any of these obligations, then, as a result of the operation of cross-default provisions, NII Holdings would be in default with respect to substantially all of its indebtedness, all of which would then be callable or subject to acceleration. In addition, NII Holdings’ independent auditors have issued a “going concern” opinion with respect to NII Holdings’ financial statements, which indicates that, in their opinion, substantial doubt exists about NII Holdings’ ability to continue operating. If NII Holdings is unable to obtain additional funding and negotiate a successful debt restructuring, it may have to further write down its assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of assets.

      Although we have no legal obligation to make any investments in, or otherwise advance funds to, NII Holdings, to the extent NII Holdings is unable to obtain necessary funding from other sources, we may elect to provide NII Holdings with up to $250 million, but any such investment will be conditioned on NII Holdings’ ability to complete a satisfactory restructuring of its indebtedness and other financial obligations, as well as other specific conditions. Any funding that we elect to provide to NII Holdings will reduce the amount of funding available for our domestic operations.

      D.     Future Outlook. Based on our available cash resources and our anticipated cash needs as outlined above and the anticipated segment earnings of our domestic wireless business, under our current business plan, we believe that we will be able to fully fund our domestic operations through 2003. See “Forward Looking Statements.” In addition, based on these same factors, we believe that our operations will become “free cash flow positive” in 2004. In other words, we believe our anticipated segment earnings from domestic operating activities will be sufficient to fund our anticipated capital expenditures, spectrum acquisition costs, currently expected investment activities and scheduled debt service payments in 2004. See “Forward Looking Statements.”

      In making these assessments, we have considered:

•	cash, cash equivalents and short-term investments on hand and available for our domestic operations as of December 31, 2001 of $3.47 billion;

•	the availability of about $1.5 billion of incremental funding over the amounts outstanding under our domestic bank credit facility;

•	the anticipated level of domestic capital expenditures through 2004, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola in 2003;

•	our scheduled domestic debt service requirements through 2004; and

•	a potential investment of up to $250 million in NII Holdings.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow or profitability of our mobile wireless businesses, the anticipated cash needs of our businesses, as well as the conclusions as to the adequacy of the available sources and timing or ability to achieve “free cash flow positive” status, could change significantly.

      Our conclusions that we will be able to fully fund our domestic operations through 2003 and that our domestic operations will achieve “free cash flow positive” status in 2004 also do not take into account:

•	the impact of our participation in any auctions for the purchase of licenses other than those already concluded;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of third generation technologies;

•	costs of compliance with FCC or state regulations to the extent we are unable to recover those costs; and

•	potential material changes to our business plan which could result from the proposed spectrum realignment, if effected, including a potential related $500 million payment.

      Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the market price of our common stock.

      We have had and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this annual report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

      Finally, the above discussion concerning adequacy of financing and our achievement of “free cash flow positive” status is premised on and considers only the cash on hand and available under existing financing facilities of our domestic operations, and anticipated domestic segment earnings over the relevant periods. Additionally, the achievement of “free cash flow positive” status does not imply that we will choose or be able to maintain such status for any particular period, nor does it imply the presence or likelihood of accounting profits, reported earnings, taxable income or other measures of financial performance, substantially all of which are calculated by taking into consideration non-cash charges, such as depreciation and amortization. The entirety of the above discussion also is subject to the risk factors and other cautionary and qualifying factors set forth under “Forward Looking Statements.”

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those outlined under Part I, “Item 1. Business — K. Risk Factors.”

F.     Effect of Inflation and Foreign Currency Exchange

      Inflation is not a material factor affecting our domestic business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

      The net assets of the subsidiaries of NII Holdings are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, the debt of NII Holdings and its subsidiaries is almost entirely denominated in U.S. dollars, which exposes such entities to foreign currency exchange risks. Certain subsidiaries conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Further, the recent economic developments in Argentina, including the devaluation of the Argentine peso, have increased NII Holdings’ foreign currency exchange risk. NII Holdings seeks to protect its earnings from inflation and possible currency devaluation by trying to periodically adjust the local currency prices charged by the relevant subsidiary for sales of handsets and services to its customers. However, NII Holdings may not be able to offset the devaluation of a foreign currency against the U.S. dollar by a corresponding price increase. While it routinely assesses its foreign currency exposure, NII Holdings has not entered into any hedging transactions.

      During the first quarter of 2002, as a result of the devaluation of the Argentine peso due to the recent adverse economic developments in Argentina, NII Holdings expects to record significant foreign currency transaction losses primarily related to NII Holdings’ $108 million U.S. dollar denominated Argentine credit facilities as well as a significant foreign currency translation adjustment.

G.     Effect of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 were applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we began applying the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Goodwill amortization was $38 million for the year ended December 31, 2001.

      We believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life due to the fact that spectrum is a reusable resource that does not deplete or exhaust over time and that FCC rules entitle licensees to a renewal expectancy that is designed to provide carriers with a high level of assurance that their licenses will be renewed. Accordingly, we ceased amortizing FCC license costs effective January 1, 2002. FCC license amortization was $109 million for the year ended December 31, 2001.

      In connection with the adoption of SFAS No. 142, we expect to incur a non-cash charge of about $350 million in the first quarter of 2002 to income tax expense to increase our valuation allowance related to our net operating loss. This charge will be required because we have significant deferred tax liabilities related to FCC licenses with no tax basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses, which will reverse during the carryforward period. Accordingly, we need to increase the valuation allowance.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We primarily use senior notes, bank and vendor credit facilities and mandatorily redeemable preferred stock to finance our obligations. We are exposed to market risk from changes in interest and foreign currency exchange rates and equity prices. Our primary interest rate risk results from changes in the U.S. LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      NII Holdings’ revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange rate risks.

      As of December 31, 2001, we held $1.24 billion of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of December 31, 2001, the fair value of our investment in the common stock of SpectraSite, a publicly traded company, totaled $50 million. This investment is reported at its fair value in our financial statements. Negative fluctuations in the stock price of SpectraSite expose us to equity price risk. A 10% decline in its stock price would result in a $5 million decrease in the fair value of our investment in SpectraSite.

      The table below summarizes our market risks as of December 31, 2001 in U.S. dollars. Since our financial instruments expose us to interest rate and foreign currency exchange rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at December 31, 2001. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	estimates from bankers for our domestic bank credit facility;

•	carrying value for NII Holdings’ bank and vendor credit facilities as interest rates are reset periodically;

•	present value of future cash flows for capital lease and finance obligations using a discount rate available for similar obligations; and

•	estimates from bankers to settle interest rate swap agreements.

      Notes 7, 8 and 11 to the consolidated financial statements at the end of this annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity						2001		2000

								Fair		Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate(1)	$1,570	$106	$110	$106	$90	$12,635	$14,617	$8,978	$13,159	$10,039
Average Interest Rate	12%	9%	9%	9%	9%	9%	10%		9%
Variable Rate(2)	$538	$200	$327	$433	$466	$3,045	$5,009	$4,426	$5,023	$5,023
Average Interest Rate	7%	4%	4%	4%	4%	5%	5%		10%
Interest Rate Swaps
Variable to Fixed(3)	$—	$—	$—	$—	$570	$—	$570	$(83)	$570	$(60)
Average Pay Rate	—	—	—	—	8%	—	8%		8%
Average Receive Rate	—	—	—	—	3%	—	3%		7%
Variable to Variable	$—	$400	$—	$—	$—	$—	$400	$(13)	$500	$(5)
Average Pay Rate	—	5%	—	—	—	—	5%		7%
Average Receive Rate	—	2%	—	—	—	—	2%		7%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$26	$—	$—
Average Pay Rate	—	—	—	—	—	5%	5%		—
Average Receive Rate	—	—	—	—	—	10%	10%		—
II. Foreign Currency Exchange Rate Sensitivity
Long-Term Debt
Fixed Rate	$1,475	$—	$—	$—	$—	$—	$1,475	$52	$2,333	$1,521
Average Interest Rate	13%	—	—	—	—	—	13%		13%
Variable Rate	$490	$—	$—	$—	$—	$—	$490	$490	$523	$523
Average Interest Rate	7%	—	—	—	—	—	7%		12%

(1)	Fixed rate amounts maturing in 2002 include $1,475 million of debt of NII Holdings, nonrecourse to and not held by parent, callable or subject to acceleration by third parties.

(2)	Variable amounts maturing in 2002 include $490 million of debt of NII Holdings, nonrecourse to and not held by parent, callable or subject to acceleration by third parties.

(3)	This interest rate swap requires a cash settlement in October 2003.

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

      Information regarding our directors is incorporated by reference to the information set forth under the caption “Election of Directors” in our proxy statement relating to our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in definitive form before April 18, 2002. Information regarding our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2002 annual meeting of stockholders.

Item 11.	Executive Compensation

      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors-Compensation of Directors” and “ — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our proxy statement relating to our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in definitive form before April 18, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      Information required by this item is incorporated by reference to the information set forth under the caption “Securities Ownership of Certain Beneficial Owners and Management” in our proxy statement relating to our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in definitive form before April 18, 2002.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in definitive form before April 18, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The following Financial Statements are included in this annual report on Form 10-K:

(2)	The following Financial Statement Schedules are included in this annual report on Form 10-K.

Schedule I — Condensed Financial Information of Registrant	F-47
Schedule II — Valuation and Qualifying Accounts	F-51

(3)	List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index, beginning on page 72.

      (b) Reports on Form 8-K:

(1)	Current Report on Form 8-K dated and filed with the Commission on October 3, 2001, reporting under Item 5 specified preliminary third quarter results and other data.

(2)	Current Report on Form 8-K dated and filed with the Commission on October 4, 2001, reporting under Item 5 specified technology initiatives and other data.

(3)	Current Report on Form 8-K dated and filed with the Commission on October 24, 2001, reporting under Item 5 financial results and other data for the third quarter of 2001.

(4)	Current Report on Form 8-K dated and filed with the Commission on November 21, 2001, reporting under Item 5 a public safety spectrum allocation proposal by Nextel to the Federal Communications Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ PAUL N. SALEH

March 29, 2002

Paul N. Saleh
Executive Vice President and Chief Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board of Directors	March 29, 2002
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	March 29, 2002
/s/ PAUL N. SALEH Paul N. Saleh	Executive Vice President and Chief Financial Officer (principal financial officer)	March 29, 2002
/s/ WILLIAM G. ARENDT William G. Arendt	Vice President and Controller (principal accounting officer)	March 29, 2002
/s/ MORGAN E. O’BRIEN Morgan E. O’Brien	Vice Chairman of the Board	March 29, 2002
/s/ J. TIMOTHY BRYAN J. Timothy Bryan	Director	March 29, 2002
/s/ KEITH J. BANE Keith J. Bane	Director	March 29, 2002
/s/ CRAIG O. MCCAW Craig O. McCaw	Director	March 29, 2002
/s/ V. JANET HILL V. Janet Hill	Director	March 29, 2002
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 29, 2002
/s/ FRANK M. DRENDEL Frank M. Drendel	Director	March 29, 2002
/s/ WILLIAM E. KENNARD William E. Kennard	Director	March 29, 2002

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Nextel Communications, Inc., file no. 0-19656, unless otherwise indicated.

Exhibit
Number

3.1.1	Restated Certificate of Incorporation of Nextel (filed June 1, 2000 as Exhibit 3.1 to Nextel’s post-effective amendment no. 2 to registration statement no. 33-1290 on Form S-4 and incorporated herein by reference).
3.1.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Series D Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed July 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K dated July 21, 1997 and incorporated herein by reference).
3.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed February 12, 1998 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
3.1.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed February 10, 1999 as Exhibit 4.16 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Nextel (filed July 31, 1995 as Exhibit 4.2 to Nextel’s post-effective amendment no. 1 on Form S-8 to registration statement no. 33-91716 on Form S-4 and incorporated herein by reference).
4.1	Indenture dated March 6, 1997 between NII Holdings, Inc, (formerly Nextel International, Inc.) and The Bank of New York, as Trustee, relating to NII Holdings’ 13.0% Senior Discount Notes due 2007 (filed March 31, 1997 as Exhibit 4.24 to Nextel’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).
4.2	Warrant Agreement dated March 6, 1997, between NII Holdings and The Bank of New York (filed March 31, 1997 as Exhibit 4.26 to the 1996 Form 10-K and incorporated herein by reference).
4.3	Indenture dated September 17, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 10.65% Senior Redeemable Discount Notes due 2007 (filed September 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.4	Indenture dated October 22, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.75% Senior Serial Redeemable Discount Notes due 2007 (filed October 23, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.5	Indenture dated February 11, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.95% Senior Serial Redeemable Discount Notes due 2008 (filed February 12, 1998 as Exhibit 4.2 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.6	Indenture dated November 4, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 12.0% Senior Serial Redeemable Notes due 2008 (filed February 10, 1999 as Exhibit 4.13.1 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).

Exhibit
Number

4.7	Indenture dated March 12, 1998 between NII Holdings and The Bank of New York, as Trustee, relating to NII Holdings’ 12.125% Senior Serial Redeemable Discount Notes due 2008 (filed May 14, 1998 as Exhibit 4.1 to NII Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
4.8	Indenture dated June 16, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 4.75% Convertible Senior Redeemable Notes due 2007 (filed June 23, 1999 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9	Indenture dated November 12, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.375% Senior Serial Redeemable Notes due 2009 (filed November 15, 1999 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the “1999 Third Quarter 10-Q”) and incorporated herein by reference).
4.10	Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed January 26, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.11	Indenture dated August 1, 2000 between NII Holdings and The Bank of New York, as Trustee, relating to NII Holdings’ 12.75% Senior Serial Redeemable Notes due 2010 (filed August 2, 2000 as Exhibit 4.1 to NII Holdings’ current report on Form 8-K dated August 1, 2000 and incorporated herein by reference).
4.12	Indenture dated January 26, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.13	Indenture dated May 29, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 6.0% Convertible Senior Redeemable Notes due 2011 (filed May 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.14.1	Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed November 15, 1999 as Exhibit 4.3 to the 1999 Third Quarter 10-Q and incorporated herein by reference).
4.14.2	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed March 15, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.14.3	Amendment no. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed May 5, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

4.14.4	Amendment no. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent. (filed April 2, 2001 as Exhibit 4.13.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1.1*	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to the registration statement no. 33-43415 on Form S-1 (the “1991 S-1 Registration Statement”) and incorporated herein by reference).
10.1.2*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.48 to the 1991 S-1 Registration Statement and incorporated herein by reference).
10.1.3*	Amendment dated August 4, 1994 to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement between Nextel and Motorola dated November 1, 1991, as amended, and to the Letter Agreement between Nextel and Motorola dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed April 28, 1995 as Exhibit 10.02 to registration statement no. 33-91716 on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).
10.1.4*	Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed April 28, 1995 as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.1.5*	Amendment 004 to the Enhanced Specialized Mobile Radio System Purchase Agreement dated April 28, 1996 between Nextel and Motorola (filed July 5, 1996 as Exhibit 99.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.1.6*	Nextel/ Motorola Agreement dated March 27, 1997 (filed May 15, 1997 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10.1.7*	iDEN Infrastructure [*] Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed August 16, 1999 as Exhibit 10.2 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.1.8*	Amendment dated December 29, 1999 to the iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.7 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.9*	Amendment 001 dated December 29, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.10*	Amendment 002 dated December 30, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.11*	Amendment dated December 28, 2000 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola. (filed April 2, 2001 as Exhibit 10.1.11 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number

10.1.12*	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola. (filed May 15, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.1.13*	Amendment dated December 28, 2000 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola. (filed April 2, 2001 as Exhibit 10.1.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1.14*	Amendment 003 dated November 13, 2001 Availability/ Outage Goals for 2001 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola.
10.2	Agreement and Plan of Contribution and Merger dated August 4, 1994, as amended, among Nextel, Motorola, ESMR, Inc., ESMR Sub, Inc. and others (filed April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.3	Registration Rights Agreement dated July 28, 1995 between Nextel and Motorola (filed November 14, 1995 as Exhibit 10.8 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.4.1	Securities Purchase Agreement between Nextel, Digital Radio, L.L.C and Craig O. McCaw, dated April 4, 1995 (filed April 11, 1995 as Exhibit 2.1 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.2	Management Support Agreement dated April 4, 1995 between Nextel and Eagle River, Inc. (filed on April 11, 1995 as Exhibit 99.2 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.3	Form of Registration Rights Agreement dated July 28, 1995 between Nextel and Digital Radio (filed March 31, 1997 as Exhibit 10.38 to the 1996 Form 10-K and incorporated herein by reference).
10.4.4	First Amendment to the Registration Rights Amendment (dated July 28, 1995) among Nextel, Digital Radio and Option Acquisition, L.L.C., dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.7 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.5	Option Exercise and Lending Commitment Agreement between Nextel and Digital Radio dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.6	Incentive Option Agreement between Nextel and Eagle River dated April 4, 1995 (filed April 11, 1995 as Exhibit 99.3 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.5.1	Option Purchase Agreement among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.5.2	Registration Rights Agreement between Nextel and Option Acquisition dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.6 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.6**	Form of Indemnification Agreement and exhibits thereto between Nextel and each of its directors (filed June 24, 1992 as Exhibit 10.56 to Nextel’s annual report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

Exhibit
Number

10.7		Amendment dated August 9, 2001 to the Securities Purchase Agreement dated April 4, 1995 between Nextel, Digital Radio, L.L.C. and Mr. Craig O. McCaw. (filed August 10, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.8**		Nextel Amended and Restated Incentive Equity Plan. (filed April 2, 2001 as Exhibit 10.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9**		Nextel Severance Benefits Plan.
10.10**		Nextel Associate Stock Purchase Plan (filed June 21, 1996 as Exhibit 4.3 to Nextel’s registration statement no. 333-06523 on Form S-8 and incorporated herein by reference).
10.11**		Nextel Cash Compensation Deferral Plan (filed December 17, 1997 as Exhibit 4.1 to Nextel’s registration statement No. 333-42537 on Form S-8 and incorporated herein by reference).
10.12**		Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999. (filed April 2, 2001 as Exhibit 10.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.13.1*	*	Employment Agreement dated February 1, 1996 between Tim Donahue and Nextel (filed March 31, 1997 as Exhibit 10.36 to the 1996 Form 10-K and incorporated herein by reference).
10.13.2*	*	Addendum to Employment Agreement between Tim Donahue and Nextel dated March 24, 1997 (filed March 31, 1997 as Exhibit 10.37 to the 1996 Form 10-K and incorporated herein by reference).
10.14		Employment Agreement between Paul N. Saleh and Nextel dated August 3, 2001.
10.15.1		Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.15.2		Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (the “Nextel Partners Shareholder Agreement”) (filed by Nextel Partners February 22, 2000 as Exhibit 10.2 to amendment no. 2 to the registration statement on Form S-1 and incorporated herein by reference).
10.15.3		Amendment no. 1 dated February 22, 2000 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on October 23, 2000 as Exhibit 10.2 to the registration statement on Form S-4 and incorporated herein by reference).
10.15.4		Amendment no. 2 dated March 20, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(b) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.15.5		Amendment no. 3 dated April 18, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(c) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.15.6		Amendment no. 4 dated July 25, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on November 13, 2001 as Exhibit 10.2(d) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.15.7		Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

10.16	Master Site Lease Agreement among Nextel of New York, Inc. Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc. Nextel West Corp., and Nextel of California, Inc. and Tower Asset Sub Inc. and the Landlord Parties as defined therein (filed April 29, 1999 as Exhibit 10.33 to SpectraSite Holdings, Inc.’s registration statement no. 333-67043 on Form S-4 (the “SpectraSite Holdings S-4 Registration Statement”) and incorporated herein by reference).
10.17	Master Site Commitment Agreement among Nextel, Nextel of New York, Nextel Communications of the Mid-Atlantic, Nextel South Corp., Nextel of Texas, Nextel West Corp., Nextel of California, Tower Parent Corp., SpectraSite Holdings and Tower Asset Sub (filed April 29, 1999 as Exhibit 10.34 to the SpectraSite Holdings S-4 Registration Statement and incorporated herein by reference).
10.18	Second Amended and Restated Right of First Opportunity Agreement dated August 1, 2000 between Nextel and NII Holdings (filed August 14, 2000 as Exhibit 10.4 to NII Holdings’ quarterly report on Form 10-Q and incorporated herein by reference).
21	Subsidiaries of Nextel.
23	Consent of Deloitte & Touche LLP.
99.1	Memorandum Opinion and Order of the FCC dated February 13, 1991 (filed December 5, 1992 as Exhibit 28.1 to the S-1 Registration Statement and incorporated herein by reference).

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and

Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Nextel Communications, Inc.

Reston, Virginia

      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in notes 1 and 8 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 138 and recorded a cumulative effect of a change in accounting principle in 2001. As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in 2000.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 19, 2002

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000
(in millions)

	2001	2000

ASSETS
Current assets
Cash and cash equivalents, of which $250 and $474 is restricted	$2,481	$2,609
NII Holdings restricted cash held in escrow	84	—
Short-term investments	1,236	2,065
Accounts and notes receivable, net	1,129	864
Handset and accessory inventory	260	183
Prepaid expenses and other current assets	533	737

Total current assets	5,723	6,458
Investments	188	756
Property, plant and equipment, net	9,274	8,791
Intangible assets, net	6,067	5,982
Other assets	812	699

	$22,064	$22,686

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$756	$953
Accrued expenses and other	1,470	1,244
Due to related parties	341	423
Current portion of long-term debt, capital lease and finance obligations	145	102
Debt of NII Holdings, nonrecourse to and not held by parent (note 7)	1,865	—

Total current liabilities	4,577	2,722
Long-term debt	13,815	13,763
Capital lease and finance obligations	905	866
Deferred income taxes	669	912
Deferred revenues and other	566	514

Total liabilities	20,532	18,777

Commitments and contingencies (notes 7, 10 and 14)
Mandatorily redeemable preferred stock (note 11)	2,114	1,881
Stockholders’ (deficit) equity
Convertible preferred stock, 8 shares issued and outstanding	283	283
Common stock, class A, 763 and 727 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	8,581	8,370
Accumulated deficit	(9,179)	(6,554)
Treasury stock, at cost	—	(2)
Deferred compensation, net	(17)	(28)
Accumulated other comprehensive loss	(251)	(42)

Total stockholders’ (deficit) equity	(582)	2,028

	$22,064	$22,686

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999
(in millions, except per share amounts)

	2001	2000	1999

Operating revenues	$7,689	$5,714	$3,786

Operating expenses
Cost of revenues	2,869	2,172	1,579
Selling, general and administrative	3,020	2,278	1,672
Restructuring and impairment charges (note 3)	1,769	—	—
Depreciation and amortization	1,746	1,265	1,004

	9,404	5,715	4,255

Operating loss	(1,715)	(1)	(469)

Other income (expense)
Interest expense	(1,403)	(1,245)	(878)
Interest income	207	396	96
Equity in losses of unconsolidated affiliates	(95)	(152)	(73)
Foreign currency transaction losses, net	(70)	(25)	(61)
Realized gain on investments, net	47	275	70
Reduction in fair value of available-for-sale securities	(188)	—	—
Other, net	(12)	8	17

	(1,514)	(743)	(829)

Loss before income tax benefit and extraordinary item	(3,229)	(744)	(1,298)
Income tax benefit	135	33	28

Loss before extraordinary item	(3,094)	(711)	(1,270)
Extraordinary item — gain (loss) on early retirement of debt, net of income tax of $0	469	(104)	(68)

Net loss	(2,625)	(815)	(1,338)
Mandatorily redeemable preferred stock dividends	(233)	(209)	(192)

Loss attributable to common stockholders	$(2,858)	$(1,024)	$(1,530)

Loss per share attributable to common stockholders, basic and diluted
Loss before extraordinary item attributable to common stockholders	$(4.27)	$(1.21)	$(2.29)
Extraordinary item	0.60	(0.14)	(0.10)

	$(3.67)	$(1.35)	$(2.39)

Weighted average number of common shares outstanding	778	756	639

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 1998	8	$291	544	$1	36	$—	$4,378	$(4,401)
Net loss								(1,338)
Other comprehensive income, net of income tax:
Foreign currency translation adjustment
Unrealized gain on available-for-sale securities
Total comprehensive loss
Issuance of common stock:
Exercise of options and warrants			56	—			467
Employee stock purchase plan							3
Public offering, net of issuance costs			68	—			2,752
Issuance of restricted stock			34	—			600
Deferred compensation and other							38
Mandatorily redeemable preferred stock dividends							(192)

Balance, December 31, 1999	8	291	702	1	36	—	8,046	(5,739)
Net loss								(815)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities
Unrealized holding gains arising during the period
Reclassification adjustment for gain included in net loss
Total comprehensive loss
Issuance of common stock:
Exercise of options and warrants			7	—			74
Employee stock purchase plan							15
Conversion of debt securities and preferred stock	—	(8)	18	—			344
Gain on issuance of equity by affiliate, net of income tax							87
Deferred compensation							13
Mandatorily redeemable preferred stock dividends			—				(209)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock
			Deferred
	Shares	Amount	Compensation

Balance, December 31, 1998	2	$(13)	$(2)
Net loss
Other comprehensive income, net of income tax:
Foreign currency translation adjustment
Unrealized gain on available-for-sale securities
Total comprehensive loss
Issuance of common stock:
Exercise of options and warrants	—	—
Employee stock purchase plan	(2)	9
Public offering, net of issuance costs
Issuance of restricted stock
Deferred compensation and other	—	(2)	(21)
Mandatorily redeemable preferred stock dividends

Balance, December 31, 1999	—	(6)	(23)
Net loss
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities
Unrealized holding gains arising during the period
Reclassification adjustment for gain included in net loss
Total comprehensive loss
Issuance of common stock:
Exercise of options and warrants
Employee stock purchase plan	—	4
Conversion of debt securities and preferred stock
Gain on issuance of equity by affiliate, net of income tax
Deferred compensation			(5)
Mandatorily redeemable preferred stock dividends

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive Income (Loss)

	Unrealized
	Gain	Cumulative	Cash
	(Loss) on	Translation	Flow
	Investments	Adjustment	Hedge	Total

Balance, December 31, 1998	$—	$(24)	$—	$230

Net loss				(1,338)
Other comprehensive income, net of income tax:
Foreign currency translation adjustment		(114)		(114)
Unrealized gain on available-for-sale securities	142			142

Total comprehensive loss				(1,310)

Issuance of common stock:
Exercise of options and warrants				467
Employee stock purchase plan				12
Public offering, net of issuance costs				2,752
Issuance of restricted stock				600
Deferred compensation and other				15
Mandatorily redeemable preferred stock dividends				(192)

Balance, December 31, 1999	142	(138)	—	2,574

Net loss				(815)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment		4		4
Net unrealized gains on available- for-sale securities
Unrealized holding gains arising during the period	225			225
Reclassification adjustment for gain included in net loss	(275)			(275)

Total comprehensive loss				(861)

Issuance of common stock:
Exercise of options and warrants				74
Employee stock purchase plan				19
Conversion of debt securities and preferred stock				336
Gain on issuance of equity by affiliate, net of income tax				87
Deferred compensation				8
Mandatorily redeemable preferred stock dividends				(209)

F-5

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2000	8	283	727	1	36	—	8,370	(6,554)
Net loss								(2,625)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized losses on available- for-sale securities:
Unrealized holding losses arising during the period
Reclassification adjustment for losses included in net loss
Cash flow hedge:
Cumulative effect of accounting change
Reclassification of transition adjustment included in net loss
Unrealized loss on cash flow hedge
Total comprehensive loss
Issuance of common stock:
Exercise of options			12	—			124
Employee stock purchase plan			2	—			18
Retirement of debt			22	—			292
Deferred compensation and other							10
Mandatorily redeemable preferred stock dividends							(233)

Balance, December 31, 2001	8	$283	763	$1	36	$—	$8,581	$(9,179)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock
			Deferred
	Shares	Amount	Compensation

Balance, December 31, 2000	—	(2)	(28)
Net loss
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized losses on available- for-sale securities:
Unrealized holding losses arising during the period
Reclassification adjustment for losses included in net loss
Cash flow hedge:
Cumulative effect of accounting change
Reclassification of transition adjustment included in net loss
Unrealized loss on cash flow hedge
Total comprehensive loss
Issuance of common stock:
Exercise of options
Employee stock purchase plan	—	2
Retirement of debt
Deferred compensation and other			11
Mandatorily redeemable preferred stock dividends

Balance, December 31, 2001	—	$—	$(17)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive Income (Loss)

	Unrealized
	Gain	Cumulative	Cash
	(Loss) on	Translation	Flow
	Investments	Adjustment	Hedge	Total

Balance, December 31, 2000	92	(134)	—	2,028

Net loss				(2,625)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment		(95)		(95)
Net unrealized losses on available- for-sale securities:
Unrealized holding losses arising during the period	(234)			(234)
Reclassification adjustment for losses included in net loss	149			149
Cash flow hedge:
Cumulative effect of accounting change			(20)	(20)
Reclassification of transition adjustment included in net loss			8	8
Unrealized loss on cash flow hedge			(17)	(17)

Total comprehensive loss				(2,834)

Issuance of common stock:
Exercise of options				124
Employee stock purchase plan				20
Retirement of debt				292
Deferred compensation and other				21
Mandatorily redeemable preferred stock dividends				(233)

Balance, December 31, 2001	$7	$(229)	$(29)	$(582)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999
(in millions)

	2001	2000	1999

Cash flows from operating activities
Net loss	$(2,625)	$(815)	$(1,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes, net of accreted interest capitalized	504	389	409
Provision for losses on accounts receivable	370	179	152
Stock-based compensation	16	10	16
Impairment charges	1,741	—	—
Depreciation and amortization	1,746	1,265	1,004
Equity in losses of unconsolidated affiliates	95	152	73
Foreign currency transaction losses, net	70	25	61
Realized gain on investments, net	(47)	(275)	(70)
Reduction in fair value of available-for-sale securities	188	—	—
Income tax benefit	(135)	(33)	(28)
Extraordinary (gain) loss on retirement of debt	(469)	104	68
Other, net	12	(92)	3
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(637)	(406)	(337)
Handset and accessory inventory	(79)	(78)	(65)
Prepaid expenses and other assets	195	(288)	5
Accounts payable, accrued expenses and other	184	439	371

Net cash provided by operating activities	1,129	576	324

Cash flows from investing activities
Capital expenditures	(3,418)	(3,294)	(1,947)
Proceeds from maturities and sales of short-term investments	4,879	4,950	—
Purchases of short-term investments	(3,987)	(5,801)	(1,100)
Payments for purchases of licenses and other	(877)	(935)	(97)
Payments for acquisitions, net of cash acquired	(245)	(386)	—
Proceeds from sales of investments	142	—	138
Other investments and advances to affiliates	(23)	(20)	(44)
Proceeds from sale of assets	17	17	156

Net cash used in investing activities	(3,512)	(5,469)	(2,894)

Cash flows from financing activities
Issuance of debt securities	2,250	1,791	2,600
Retirement of debt securities	—	(1,208)	(546)
Sale of common stock and exercise of stock options, warrants and other	124	74	3,819
Borrowings under long-term credit facilities	19	1,907	1,077
Repayments under capital lease and finance obligations	(83)	(44)	(16)
Proceeds from sale-leaseback transactions	42	376	587
Repayments under long-term credit facilities	(34)	(35)	(12)
Increase in restricted cash held in escrow	(27)	—	—
Revolving line of credit repayments, net	—	—	(423)
Debt financing costs and other	(35)	(63)	(120)

Net cash provided by financing activities	2,256	2,798	6,966

Effect of exchange rate changes on cash and cash equivalents	(1)	3	(16)

Net (decrease) increase in cash and cash equivalents	(128)	(2,092)	4,380
Cash and cash equivalents, beginning of period	2,609	4,701	321

Cash and cash equivalents, end of period	$2,481	$2,609	$4,701

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

      Operations. We provide digital mobile communications throughout the United States by offering integrated wireless services under the Nextel brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or iDEN, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	“Nextel Direct Connect” service, which allows subscribers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java enabled business applications, which are marketed as “Nextel Wireless Web” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide”.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, NII Holdings, Inc, formerly known as Nextel International, Inc. NII Holdings, through its operating subsidiaries, provides wireless communications services in and around selected major metropolitan market areas in Latin America and the Philippines and owns specialized mobile radio companies in Chile.

      During the third quarter of 2001, following NII Holdings’ review of the economic conditions, operating performance and other relevant factors in the Philippines, NII Holdings decided to discontinue funding to its Philippine operating company. In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, NII Holdings recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1.75 billion during 2001. See note 3, “Restructuring and Impairment Charges.”

      On December 31, 2001, NII Holdings failed to make scheduled principal payments of $8 million under its Argentina credit facilities. On February 1, 2002, NII Holdings failed to make a $41 million interest payment due under its 12.75% senior notes. These defaults resulted in defaults under NII Holdings’ $382 million of Motorola vendor financing facilities due to cross default provisions. As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ other debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration, and is therefore classified in current liabilities. In addition, the lenders under the affected facilities are each free to pursue their respective remedies, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations. See note 7, “Long-Term Debt, Capital Lease and Finance Obligations.”

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

period. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel Communications, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have control. We recognize changes in our proportionate share of Nextel Partners, Inc.’s equity resulting from its capital transactions as adjustments to our equity method investment and paid-in capital balances. We use the cost method to account for equity investments in unconsolidated companies in which we do not exercise significant influence over operating or financial policies and do not have a controlling interest.

      The accounts of our consolidated non-U.S. subsidiaries and affiliates accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries on a fiscal year ending November 30 to ensure timely reporting of consolidated results.

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss). The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses). However, the effects of changes in exchange rates associated with NII Holdings’ U.S. dollar denominated loans to its foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with maturities of three months or less at the time of purchase.

      NII Holdings and its subsidiaries held cash and cash equivalents of $250 million at December 31, 2001 and $474 million at December 31, 2000 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements. At December 31, 2001, NII Holdings also had $84 million in escrow to fund some of its debt obligations, which is not available to fund any of the other cash needs of NII Holdings.

  Supplemental Cash Flow Information.

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$3,418	$3,294	$1,947
Change in capital expenditures accrued and unpaid or financed	(282)	337	180

	$3,136	$3,631	$2,127

Interest costs
Interest expense	$1,403	$1,245	$878
Interest capitalized	127	88	46

	$1,530	$1,333	$924

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Other non-cash investing and financing activities
Increase in capital lease and finance obligations for digital mobile network equipment	$108	$32	$7
Increase in investment from issuance of equity by affiliate	13	149	—
Net (decrease) increase in fair value of marketable equity securities and warrant	(145)	216	219
Mandatorily redeemable preferred stock dividends	233	209	192
Conversion of debt securities and preferred stock	—	344	—
Cash paid for interest, net of amounts capitalized	$845	$816	$358

Cash paid for income taxes	$7	$4	$7

      Investments. Marketable debt securities with maturities greater than three months and less than one year at the time of purchase are classified as short-term investments. As of December 31, 2001 and 2000, our short-term investments consist of commercial paper and corporate bonds.

      Marketable equity securities intended to be held more than one year are classified within investments. All of our investments in marketable equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of income tax, are recorded as other comprehensive income (loss). We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in other income (expense). We record restricted investments in publicly traded companies and investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any, because they do not have readily determinable fair values.

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

      Handset and Accessory Inventory. Handsets and accessories are valued at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method for domestic operations and by the weighted average method for international operations. Handset costs in excess of the revenue generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidy prior to the time of sale because we expect to recover the handset subsidy through service revenues. See “Customer Related Direct Costs” below for additional information.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for the digital mobile network equipment and software and 3 to 12 years for non-network internal use software, office equipment and other. We amortize leasehold improvements and assets under capital leases over the shorter of the lease terms or the estimated useful lives of the assets. The gross amount of assets recorded under capital lease and finance obligations included in property, plant and equipment is $801 million as of December 31, 2001 and $693 million as of December 31, 2000.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.

      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

      Capitalized Software. We capitalize costs for computer software developed or obtained for internal use when incurred during the application development stage as described under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We classify digital mobile network internal use software and non-network internal use software as property, plant and equipment.

      We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established under Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization ceases and amortization starts when the software product is available for general release to customers. At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of the product and any excess of costs over the net realizable value is written off. We classify software products to be sold, leased or otherwise marketed as noncurrent other assets.

      Intangible Assets. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our Federal Communications Commission, or FCC, licenses and goodwill related to all domestic license acquisitions over 40 years. FCC licenses, which authorize wireless carriers to use radio frequency spectrum, are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, our 800 MHz and 900 MHz licenses are issued for a period of 10 years and our 700 MHz licenses are issued for a period of 15 years. All of our FCC licenses are subject to construction and/or operational and technical requirements. The FCC has routinely granted license renewals if the licensees provide substantial services in their licensed area and have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses. See “New Accounting Pronouncements” for information regarding the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

      We amortize our international licenses and goodwill related to our international acquisitions over 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We intend to comply and believe we have complied with these standards in all material respects.

      We amortize our debt financing costs as interest expense over the terms of the underlying obligation. We amortize goodwill related to acquisitions of our Nextel stores over its expected useful life of 10 years and customer lists over their expected useful lives, which is generally 2 to 3 years. Other intangible assets include non-compete agreements which are amortized over the lives of the related agreements, generally 2 to 5 years, and trademarks which are amortized over 20 years.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset.

      Derivative Instruments and Hedging Activities. We use derivative instruments consisting primarily of interest rate swap and option agreements to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt, which are caused by interest rate changes. We do not use derivative instruments for trading or other speculative purposes.

      Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments designated in hedging relationships that mitigate exposure to changes in the fair value of our debt are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our debt are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

      We record all derivatives, including any derivatives embedded in contracts issued, acquired or substantively modified after December 31, 1998, in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and the hedged portion of our debt are recognized in interest expense in our statement of operations. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive loss and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.

      At inception of the hedge and quarterly thereafter, we perform a correlation assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If we do not deem a derivative highly effective as a hedge, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in earnings.

      Prior to January 1, 2001, under accounting principles generally accepted in the United States, we did not record our derivative instruments on the balance sheet at fair values. We recognized the periodic net cash settlements as adjustments to interest expense in our statement of operations.

      See note 8 for additional discussion of our derivative instruments and hedging activities.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. We recognize revenue from activation fees on a straight-line basis over the expected relationship periods of up to four years, starting when wireless service is activated. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile network. Accordingly, this multiple element arrangement is not accounted for separately.

      Change in Accounting Principle. In January 2000, we changed our revenue and handset cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” Under the prior method of accounting, we recognized sales and the related costs of handsets sold when title passed to the customer. We have accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 financial statements for the change in accounting policies related to our handset sales and cost of handset sales. This accounting change has no impact on loss before extraordinary item, loss attributable to common stockholders or related per share amounts for any period. Had we adopted SAB No. 101 effective January 1, 1999, operating revenues would have been $3.66 billion and cost of revenues would have been $1.45 billion for the year ended December 31, 1999. As a result of our adoption of SAB No. 101, we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales reported prior to 2000 as follows:

	2001	2000

	(in millions)
Year ended December 31	$256	$316

      Customer Related Direct Costs. We recognize the costs of handset sales over the expected customer relationship periods of up to four years in amounts equivalent to the revenues recognized from handset sales. Other customer related costs in excess of the revenue generated from handset sales, such as excess handset costs, commissions, activation and fulfillment costs, are expensed at the time of sale as these amounts currently exceed the minimum contractual revenues. Minimum contractual revenues are currently limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating customers is insufficient.

      Stock-based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles.

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $340 million during 2001, $221 million during 2000 and $173 million during 1999.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Motorola is currently our sole source for most of the digital mobile network equipment and software and all of the handsets we use. If Motorola fails to deliver system infrastructure, handsets or necessary technology improvements and enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. We expect to rely principally on Motorola or its licensees for the manufacture of our handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network for the next several years.

      New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 were applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we began applying the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Goodwill amortization was $38 million for the year ended December 31, 2001.

      We believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life due to the fact that spectrum is a reusable resource that does not deplete or exhaust over time and that FCC rules entitle licensees to a renewal expectancy that is designed to provide carriers with a high level of assurance that their licenses will be renewed. Accordingly, we ceased amortizing FCC license costs effective January 1, 2002. FCC license amortization was $109 million for the year ended December 31, 2001.

      In connection with the adoption of SFAS No. 142, we expect to incur a non-cash charge of about $350 million in the first quarter of 2002 to income tax expense to increase the valuation allowance related to our net operating loss. This charge will be required because we have significant deferred tax liabilities related to FCC licenses with no tax basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the carryforward period. Accordingly, we need to increase the valuation allowance.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

2.  Significant Acquisitions

      Domestic Acquisitions. In May 2001, we purchased from Arch Wireless, Inc. 900 MHz specialized mobile radio licenses and Arch Wireless redeemable cumulative preferred stock for a total cash purchase price of $250 million. We accounted for this transaction as an asset purchase.

      In May 2001, we purchased from Mobex Communications, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets and an equity interest in a subsidiary of Mobex for a total cash purchase price of $117 million. In June 2001, we purchased from Motorola, Inc. 900 MHz specialized mobile radio licenses and related assets for a cash purchase price of $58 million. In December 2001, we purchased from Pacific Wireless Technologies, Inc. 800 MHz specialized mobile radio licenses and related assets for a cash purchase price of $58 million. Each of these acquisitions was accounted for as a business combination under the purchase method and substantially all of the purchase price was allocated to licenses. Additionally, in May 2001, we purchased from Let’s Talk Cellular & Wireless, Inc. a substantial portion of the operations, assets and rights associated with about 200 stores, for a cash purchase price of $34 million.

      International Acquisitions. In May 2000, NII Holdings purchased the remaining equity interests of its Peruvian operating company from Motorola International Development Corporation and the other minority stockholder, increasing NII Holdings’ ownership interest in its Peruvian operating company from 64% to 100%. At the same time, NII Holdings purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of NII Holdings’ primary Brazilian operating company. In May 2000, NII Holdings also purchased three Chilean specialized mobile radio companies from Motorola International. NII Holdings paid Motorola International an aggregate purchase price of $78 million in cash for the acquisitions in Peru, Brazil and Chile.

      In 1997, NII Holdings purchased 81% of the capital stock of McCaw International (Brazil) Ltd., which entitled it to 90% of the voting rights. A group represented by Telcom Ventures, L.L.C. owned 19% of the capital stock at that time, which entitled it to 10% of the voting rights. Pursuant to a stockholders agreement, that group had the right so long as it maintained at least a 10% ownership interest in McCaw International (Brazil) to designate candidates representing at least 10% of the directors of McCaw International (Brazil). The group also had the right to defer making its pro rata share of any capital calls that may have arisen until April 1999 without suffering any dilution of its right to receive dividends and other cash or non-cash distributions. The group ultimately did not make these capital contributions by April 1999 in accordance with the relevant terms of the stockholders agreement, which resulted in the proportionate dilution of its equity interest in McCaw International (Brazil). Since their share of McCaw International (Brazil)’s capital stock dropped below 10%, the group was no longer entitled to designate a member of the McCaw International (Brazil) board of directors. NII Holdings called upon the group’s designated director to resign, but he refused. NII Holdings and Telcom Ventures subsequently filed actions regarding the matter.

      In July 2000, NII Holdings entered into a purchase, release and settlement agreement with the group. Under that agreement, in August 2000, NII Holdings made a cash payment to members of the group totaling $146 million, received all of the equity interests held by the group in McCaw International (Brazil) and exchanged mutual releases with all of the group’s members. In addition, all pending court

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

disputes between NII Holdings and Telcom Ventures, a member of the group, were permanently dismissed. As a result, NII Holdings increased its ownership interest in both its Brazilian operating company and McCaw International (Brazil) to 100%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including its rights to put its equity interests to NII Holdings beginning in October 2001, were terminated.

      During 2000, NII Holdings acquired several additional Latin American businesses for a total cash purchase price of $163 million. NII Holdings also increased its direct and indirect ownership interests in its Philippine operating company to about 51% in 2000 by purchasing some of the minority owners’ equity interests for $10 million and to about 59% in 2001 by purchasing additional equity interests of the minority holders for $4 million in January 2001.

      Purchase Price Allocation. The total purchase price and net assets acquired for significant domestic and international business combinations completed during 2001 and 2000 are presented below. As the purchase prices for some of the business combinations in 2001 were allocated on a preliminary basis, further adjustments may be necessary. The direct cost of business combinations and net assets acquired during 2000 includes the effect of the consolidation of our Philippine operating company previously accounted for under the equity method.

	Year Ended
	December 31,

	2001	2000

	(in millions)
Direct cost of business combinations
Cash paid, net of cash acquired	$245	$386
Escrow deposits paid in prior periods	22	—
Investments — carrying value prior to consolidation	—	91
Accrued acquisition and transaction costs and other	7	27

	$274	$504

Net assets acquired
Working capital — net	$4	$3
Property, plant and equipment	11	68
Intangible assets	256	503
Other assets	3	5
Other liabilities	—	25
Deferred income taxes	—	(100)

	$274	$504

      Pro Forma Results. Since results of operations for the years ended December 31, 2001 and 2000 were not materially affected by the business combinations consummated in 2001 and 2000, pro forma results are not presented. All of the business combinations described above were accounted for by the purchase method. As a result, assets and liabilities have been reflected at estimated fair values at the date of acquisition. We include the operating results of the acquired companies in our consolidated statements of operations from their acquisition dates.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring and Impairment Charges

          International.

      Third quarter charges. During the third quarter of 2001, following NII Holdings’ review of the economic conditions, operating performance and other relevant factors in the Philippines, NII Holdings decided to discontinue funding to its Philippine operating company. As a result, NII Holdings performed an assessment of the carrying values of the long-lived assets in the Philippines, including property, plant and equipment, intangible assets and other long-lived assets, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment on the basis of undiscounted future cash flows before interest and that those assets be grouped at the lowest level for which there are independent identifiable cash flows. To perform its review, NII Holdings grouped all of the long-lived assets of its Philippine operating company together. NII Holdings’ review indicated that the assets related to its Philippine operating company were impaired because the estimated undiscounted future cash flows were less than the carrying values of the assets reviewed.

      To estimate fair value of the long-lived assets related to its Philippine operating company, NII Holdings used a market value-based approach, as reviewed and determined to be reasonable by an independent appraiser. Based on the results of the market value-based approach, NII Holdings estimated the fair value of the long-lived assets to be about $15 million. As a result, during the third quarter of 2001, NII Holdings wrote-down the carrying values of the long-lived assets of its Philippine operating company to their estimated fair market values and recorded a $147 million non-cash pretax impairment charge.

      Fourth quarter charges. In view of the capital constrained environment and its lack of funding sources, NII Holdings undertook an extensive review of its business plan during the fourth quarter of 2001 and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. NII Holdings retained outside financial advisors to assist it in studying various strategic alternatives.

      NII Holdings’ revised business plan pursues a less aggressive growth strategy and reflects currently anticipated available sources of funding. The revised business plan includes some capital expenditures necessary to continue to selectively build out some of its digital mobile networks at slower rates. NII Holdings is in discussions with its lenders regarding the restructuring of its outstanding obligations. The revised business plan contemplates the restructuring of its outstanding indebtedness, the receipt of $250 million of capital funding to finance capital expenditures and some operating expenses and the continued availability of short-term handset financing. However, any additional sources of funding may only become available under specified conditions, which have not been, and may never be, satisfied. Therefore, NII Holdings cannot be sure that it will receive the additional funding or the handset financing on acceptable terms, or at all.

      Under NII Holdings’ revised business plan, it intends to focus substantially all of its available funding towards continuing the growth of its Mexican operations. NII Holdings made this decision based on its Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. NII Holdings plans to provide substantially less funding to its markets in Brazil, Argentina and Peru. Further, during the fourth quarter of 2001, NII Holdings began exploring the possibility of selling its Philippine operations. NII Holdings’ primary objectives with respect to its markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In connection with the implementation of its revised business plan, NII Holdings reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of its operating companies in accordance with SFAS No. 121. Since the receipt of funds contemplated in its revised business plan is uncertain, NII Holdings did not consider in its analysis the future cash flows generated by any additional funding. NII Holdings’ analysis indicated that all of the long-lived assets held by each of its operating companies were impaired, primarily due to its curtailed growth projections.

      In consultation with an independent appraiser and outside financial advisors, NII Holdings estimated the fair values of the long-lived assets held by its operating companies based on discounted cash flows. Due to its unique wireless technology and specific spectrum holdings, comparable market prices are generally not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, NII Holdings also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. NII Holdings’ determination of fair value required it to make estimates and assumptions that significantly affect the reported amounts of long-lived assets at December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily include, but are not limited to, estimates of future cash flows, remaining useful lives, discount rates, growth rates and terminal values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

      The following table shows the impact of the 2001 impairment charges related to NII Holdings’ long-lived assets by type (in millions):

Property, plant and equipment	$1,089
Intangibles
Goodwill	144
Licenses	476
Customer lists	12
Other	3
Other noncurrent assets	17

Total non-cash pretax impairment charge on long-lived assets	$1,741

      During the fourth quarter of 2001, NII Holdings wrote-down the carrying values of the long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pretax impairment charges of about $1.6 billion. The new cost basis of the impaired assets was $541 million as of December 31, 2001. NII Holdings will depreciate the new cost basis of the long-lived assets over their estimated remaining useful lives.

      In connection with the fourth quarter implementation of its revised business plan, NII Holdings’ operating companies in Brazil and the Philippines restructured their operations to align their objectives with NII Holdings’ less aggressive growth strategy. These restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain their earlier growth expectations. In addition, NII Holdings wrote-off an information technology development project that was abandoned in connection with its revised business plan. As a result of these restructurings, NII Holdings recorded $6 million in pretax restructuring and other charges in the fourth quarter of 2001.

      During the first quarter of 2002, NII Holdings’ Argentine and Brazilian operating companies as well as its corporate headquarters further restructured their operations, which included reductions in workforces.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NII Holdings anticipates that it will record a restructuring charge in the first quarter of 2002 related to these actions.

      Domestic. In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount. As of December 31, 2001, liabilities related to the workforce reduction had been substantially paid.

      In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS will manage our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we expect to record a restructuring charge in the first quarter of 2002 related to vacating unneeded facilities and other matters.

4.     Balance Sheet Details

	December 31,

	2001	2000

	(in millions)
Accounts and notes receivable
Trade	$1,216	$915
Notes receivable and other	62	34
Due from related parties	18	19
Less allowance for doubtful accounts	(167)	(104)

	$1,129	$864

Prepaid expenses and other current assets
Deferred costs of handset sales	$412	$380
Refundable FCC auction deposits	—	239
Prepaid expenses	121	118

	$533	$737

Property, plant and equipment
Land	$1	$4
Buildings and improvements	183	146
Digital mobile network equipment and software	10,108	8,579
Non-network internal use software, office equipment and other	1,204	993
Less accumulated depreciation and amortization	(3,667)	(2,482)

	7,829	7,240
Construction in progress	1,445	1,551

	$9,274	$8,791

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2001	2000

	(in millions)
Intangible assets
Licenses	$5,577	$5,282
Goodwill	1,184	1,360
Debt financing costs, net	289	311
Customer lists	114	116
Other	24	14

	7,188	7,083
Less accumulated amortization	(1,121)	(1,101)

	$6,067	$5,982

Accrued expenses and other
Deferred revenues	$578	$515
Accrued interest	211	171
Payroll related items and commissions	197	145
Other	484	413

	$1,470	$1,244

5.     Investments

	December 31,

	2001	2000

	(in millions)
Investments in affiliates — equity method, at cost less equity in net losses of $223 and $176	$99	$177
Investment in Nextel Partners — mandatorily redeemable preferred stock, at accreted liquidation preference value	31	28
Marketable equity securities and warrant	50	542
Nonmarketable equity securities, at cost	8	9

	$188	$756

      Our percentage ownership for each of our material investments is as follows. For equity method investments, the percentage ownership below represents the percentage of the investee’s earnings or losses recognized.

	Percentage
	Ownership
	December 31,

	2001	2000

Equity Method Investments
Nextel Partners, Inc.	32%	32%
Marketable Equity Securities
SpectraSite Holdings, Inc.	9%	10%
TELUS Corporation (Canada)	—	5%

      Nextel Partners. In 1999, we entered into agreements with Nextel Partners and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. Craig O. McCaw, one of our

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

principal stockholders, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a digital mobile network utilizing the iDEN technology used in our digital mobile network. In addition, these agreements establish circumstances in which we will have the right or obligation to purchase the equity interests in Nextel Partners at specified prices. Subject to certain limitations, we will have the right to purchase the outstanding shares of Nextel Partners class A common stock on January 29, 2008. In connection with a series of transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners. In exchange, at the dates of transfer, Nextel Partners issued to us equity having a total agreed value of $140 million and paid us $142 million in cash related to the assets sold and the reimbursement of costs and net operating expenses. Additionally, we made a $13 million cash equity investment in Nextel Partners to avoid dilution of our voting interest.

      As a result of Nextel Partners’ initial public offering in February 2000, our total ownership interest was diluted. Our investment in Nextel Partners preferred stock converted to a combination of voting class B common stock and nonvoting preferred stock that is subject to mandatory cash redemption by February 2010. At December 31, 2001, our investment in Nextel Partners, which includes equity in Nextel Partners’ losses, was $96 million.

      In September 2000, pursuant to binding agreements, Nextel Partners exercised its option to acquire from us specified additional territories and assets, including related FCC licenses. In exchange, we received $31 million in equity for the licenses and $3 million in cash for the other assets. This transaction resulted in a gain of $22 million, of which we recorded $15 million in other income in 2000. We deferred $7 million of the gain which we will recognize over the life of the FCC licenses.

      Under a roaming agreement between one of our wholly owned subsidiaries and a wholly owned subsidiary of Nextel Partners, we were charged $36 million during 2001, $19 million during 2000 and $8 million during 1999 for our customers roaming on Nextel Partners’ digital mobile network, net of roaming revenues earned. Our wholly owned subsidiary provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $49 million in 2001, $15 million in 2000 and $2 million in 1999, which we recorded as a reduction to cost of revenues. We charged Nextel Partners $5 million in 2001, $4 million in 2000 and $3 million in 1999 for administrative services provided under a transition services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We have a net receivable due from Nextel Partners of $5 million as of December 31, 2001 and $2 million as of December 31, 2000.

      Summarized financial information reported by Nextel Partners is presented below.

	December 31,

	2001	2000

	(in millions)
Current assets	$659	$984
Noncurrent assets	1,163	809
Current liabilities	128	120
Noncurrent liabilities	1,343	1,075
Mandatorily redeemable preferred stock	31	28

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Operating revenues	$377	$136	$33
Cost of revenues	252	112	30
Loss before extraordinary item	286	242	112
Loss attributable to common stockholders	291	271	112

      SpectraSite. In April 1999, we and some of our subsidiaries transferred about 2,000 telecommunications towers and related assets to SpectraSite Holdings, Inc. and some of its subsidiaries, which we then leased back.

      We also entered into a commitment agreement with SpectraSite to lease at least 1,700 additional towers in the United States by April 2004 to support the expansion of our digital mobile network and the compatible digital mobile network of Nextel Partners. In exchange, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet, and we received an ownership interest in SpectraSite. Due to our continuing involvement related to SpectraSite’s tower construction and our ownership interest in SpectraSite, these sale-leaseback and lease transactions are accounted for by the financing method.

      During 2001, we fulfilled our obligation under the 1,700 tower commitment. We received cash of $42 million during 2001, $92 million during 2000, and $27 million during 1999 for the sale of additional towers, which we then leased back, resulting in a corresponding increase in our finance obligation. We also lease towers built by SpectraSite. For the towers built to our specifications, we recorded SpectraSite’s construction costs on these leased towers as tower assets with a corresponding increase in our finance obligation of $24 million during 2001, $32 million during 2000 and $7 million during 1999.

      TELUS Corporation. In October 2000, TELUS Corporation acquired Clearnet Communications, Inc., a publicly traded Canadian company in which NII Holdings owned an equity interest, for cash and stock. TELUS is a telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and Internet communications services primarily in Western Canada. Under agreements among NII Holdings, TELUS and Clearnet, NII Holdings exchanged all of its Clearnet stock for nonvoting shares of TELUS. In exchange for 8.4 million shares of Clearnet stock, NII Holdings received 13.7 million shares of TELUS stock, representing slightly less than 5% of the ownership interest in TELUS. We recorded a pretax gain of $275 million in 2000 related to this transaction. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the shares of TELUS stock were recorded at their then current market value in our financial statements.

      In September 2001, we recognized a $188 million other-than-temporary reduction in the fair value of our investment in TELUS based on its stock price at September 30, 2001. In November 2001, NII Holdings sold its investment in TELUS for $196 million in cash, including $57 million that was placed directly into an escrow account as collateral for a portion of NII Holdings’ vendor credit facilities (see note 7). NII recorded a pretax gain of $42 million in the fourth quarter of 2001 as a result of this sale.

6.     Fair Value of Financial Instruments

      We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

market exchange. The use of different market assumptions as well as estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Marketable equity securities and warrant	$50	$50	$542	$542
Nonmarketable mandatorily redeemable preferred stock of Nextel Partners	31	11	28	17
Debt of NII Holdings, nonrecourse to and not held by parent	1,865	542	2,519	2,044
Domestic long-term debt, including current portion	13,864	11,044	11,278	10,610
Derivative instruments, net	(70)	(70)	(45)	(65)
Mandatorily redeemable preferred stock	2,114	1,100	1,881	1,639
Finance obligation	693	416	674	510

      Cash and Cash Equivalents, Restricted Cash, Short-term Investments, Accounts and Notes Receivable, Escrow Deposits, Accounts Payable, Accrued Expenses and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

      Marketable Equity Securities and Warrant. We estimate the fair value of these securities based on quoted market prices. The fair value of NII Holdings’ warrant to purchase shares of stock of China United Telecommunications Corporation that we received in connection with the termination of our Chinese joint venture was estimated using the Black-Scholes option-pricing model. This warrant expired in June 2001. At December 31, 2001 and 2000, marketable equity securities and warrant included within investments consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(in millions)
2001
Available-for-sale equity securities	$38	$12	$—	$50
2000
Available-for-sale equity securities and warrant	392	152	2	542

      Nonmarketable Mandatorily Redeemable Preferred Stock of Nextel Partners. We estimate the fair value of this investment based on the present value of future cash flows, using a discount rate available for similar investments, adjusted for this investment’s nonmarketability and credit rating.

      Debt. We estimate the fair value of these securities based on quoted market prices of our senior notes and estimates from bankers for our domestic bank credit facility. As NII Holdings’ bank and vendor credit facilities do not have quoted market prices, NII Holdings estimated fair value for these facilities based on current carrying values, as interest rates are reset periodically. However, as a result of defaults under these facilities, other methods used to determine fair value may result in significantly different amounts. See note 7.

      Derivative Instruments. The fair value of these instruments is based on estimates obtained from bankers to settle the agreements. See note 8.

      Mandatorily Redeemable Preferred Stock. We estimate the fair value of these securities based on quoted market prices. See note 11.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Finance Obligation. We estimate the fair value of our finance obligation based on the present value of future cash flows using a discount rate available for similar obligations. See note 7.

      Letters of Credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $31 million at December 31, 2001 and 2000. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

7.	Long-Term Debt, Capital Lease and Finance Obligations

	December 31,

	2001	2000

	(dollars in millions)
Domestic
10.65% senior redeemable discount notes due 2007, net of unamortized discount of $59 and $136	$781	$704
9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $86 and $180	1,043	949
4.75% convertible senior notes due 2007	354	354
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $168 and $303	1,459	1,324
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $4	297	296
9.375% senior serial redeemable notes due 2009	2,000	2,000
5.25% convertible senior notes due 2010	1,150	1,150
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $11	1,261	—
6% convertible senior notes due 2011	1,000	—
Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or London Interbank Offered Rate, or LIBOR, (4.02% to 10.44% — 2001; 8.63% to 10.44% — 2000)	4,500	4,500
Other	19	1

Total domestic long-term debt	13,864	11,278
Less domestic current portion	(49)	—

	$13,815	$11,278

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2001	2000

	(dollars in millions)
International
13% senior redeemable discount notes due 2007, issued by NII Holdings, net of unamortized discount of $26 and $156	$504	$795
12.125% senior serial redeemable discount notes due 2008, issued by NII Holdings, net of unamortized discount of $69 and $172	420	558
12.75% senior serial redeemable notes due 2010, issued by NII Holdings, net of unamortized discount of $5 and $9	451	641
NII Holdings vendor credit facilities, interest payable quarterly or semiannually at an adjusted rate calculated based either on the U.S. prime rate or LIBOR (7.25% to 11.21% — 2001; 10.8% to 12% — 2000)	382	382
Argentina credit facilities, interest payable quarterly at an adjusted rate calculated based either on the Adjusted Base Rate or the Eurodollar rate (7.63% to 11.5% — 2001; 11.69% — 2000)	108	142
Other	—	1

Total NII Holdings’ debt nonrecourse to and not held by parent	1,865	2,519
Less NII Holdings’ current portion	(1,865)	(34)

	$—	$2,485

Consolidated
Total consolidated debt	$15,729	$13,797
Less current portion	(1,914)	(34)

	$13,815	$13,763

Domestic capital lease and finance obligations
Capital lease obligations	$308	$260
Finance obligation	693	674

Total capital lease and finance obligations	1,001	934
Less current portion	(96)	(68)

	$905	$866

      On December 31, 2001, NII Holdings’ Argentine operating company failed to make scheduled principal payments of $8 million under its Argentina credit facilities. On February 1, 2002, NII Holdings failed to make a $41 million interest payment due under its 12.75% senior serial redeemable notes due 2010. As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration, and is therefore classified in current liabilities. As discussed below, some of NII Holdings’ debt facilities are secured by pledges of the stock of all of NII Holdings’ operating subsidiaries or by a first priority lien on some of their assets. NII Holdings’ lenders are free to pursue any of their remedies under these agreements, including, in the case of vendor and bank financing facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations.

Senior Redeemable Notes

      10.65% Senior Redeemable Discount Notes. Cash interest on the 10.65% senior redeemable discount notes due 2007 does not accrue prior to September 15, 2002 and is payable semiannually beginning March 15, 2003 at a rate of 10.65% per year. We may choose to redeem some or all of these notes starting

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      9.95% Senior Serial Redeemable Discount Notes. Cash interest on the 9.95% senior serial redeemable discount notes due 2008 does not accrue prior to February 15, 2003, and is payable semiannually beginning August 15, 2003 at a rate of 9.95% per year. We may choose to redeem some or all of these notes starting February 15, 2003 at an initial redemption price of 105.5625% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12% Senior Serial Redeemable Notes. Cash interest on the 12% senior serial redeemable notes due 2008 is payable semiannually on May 1 and November 1 at a rate of 12% per year. We may choose to redeem some or all of these notes starting November 1, 2003 at an initial redemption price of 106% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.375% Senior Serial Redeemable Notes. In 1999, we completed the sale of $2.0 billion in principal amount of 9.375% senior serial redeemable notes due 2009, generating $1.96 billion in net cash proceeds. Cash interest is payable semiannually on May 15 and November 15 at a rate of 9.375% per year. We may choose to redeem some or all of these notes starting November 15, 2004 at an initial redemption price of 104.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before November 15, 2002, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.375% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the sale of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable semiannually on February 1 and August 1 at a rate of 9.5% per year. We may redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $500 million of our 9.5% senior serial redeemable notes. As a result of this hedge and in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have recognized an $11 million increase to the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carrying value of these notes as of December 31, 2001. See note 7. However, this fair value hedge adjustment does not change the amounts due at maturity of the notes.

      13% Senior Redeemable Discount Notes issued by NII Holdings. Cash interest on the 13% senior redeemable discount notes due 2007 issued by NII Holdings accrues beginning April 15, 2002 and is payable semiannually beginning October 15, 2002 at a rate of 13% per year. NII Holdings may choose to redeem some or all of these notes starting April 15, 2002 at an initial redemption price of 106.5% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of NII Holdings and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of NII Holdings and are nonrecourse to Nextel Communications. Because NII Holdings failed to make an interest payment on its 12.75% senior notes, these 13% senior notes are subject to acceleration thirty days after an acceleration has been declared under any of NII Holdings’ other significant indebtedness.

      12.125% Senior Serial Redeemable Discount Notes issued by NII Holdings. Cash interest on NII Holdings’ 12.125% senior serial redeemable discount notes due 2008 issued by NII Holdings accrues beginning April 15, 2003, and is payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. NII Holdings may choose to redeem some or all of these notes starting April 15, 2003 at an initial redemption price of 106.063% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of NII Holdings and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of NII Holdings and are nonrecourse to Nextel Communications. Because NII Holdings failed to make an interest payment on its 12.75% senior notes, these 12.125% senior notes are subject to acceleration thirty days after an acceleration has been declared under any of NII Holdings’ other significant indebtedness.

      12.75% Senior Serial Redeemable Notes issued by NII Holdings. In August 2000, NII Holdings completed the sale of $650 million in principal amount of 12.75% senior serial redeemable notes due 2010, generating $624 million in net cash proceeds. Cash interest is payable semiannually on February 1 and August 1 at a rate of 12.75% per year. NII Holdings may choose to redeem some or all of these notes starting August 1, 2005 at an initial redemption price of 106.375% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before August 1, 2003, NII Holdings may choose to redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 112.75% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of NII Holdings and rank equal in right of payment with all other unsubordinated, unsecured indebtedness of NII Holdings and are nonrecourse to Nextel Communications. NII Holdings failed to make a $41 million interest payment due February 1, 2002 on these notes, which are now in default and subject to being declared immediately due and payable.

Convertible Senior Notes

      4.75% Convertible Senior Notes. In 1999, we completed the sale of $600 million in principal amount of 4.75% convertible senior note due 2007, generating $588 million in net cash proceeds. Cash interest is payable semiannually on January 1 and July 1 at a rate of 4.75% per year. We may choose to redeem some or all of these notes starting July 6, 2002 at an initial redemption price of 102.714% plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $23.654 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

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

      5.25% Convertible Senior Notes. In 2000, we completed the sale of $1.15 billion in principal amount of 5.25% convertible senior notes due 2010, generating $1.13 billion in net cash proceeds. Cash interest is payable semiannually on January 15 and July 15 at a rate of 5.25% per year. We may choose to redeem some or all of these notes starting January 18, 2003 at an initial redemption price of 103.5% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      6% Convertible Senior Notes. In May 2001, we completed the sale of $1.0 billion in principal amount of 6% convertible senior notes due 2011, generating $980 million in net cash proceeds. Cash interest is payable semiannually on June 1 and December 1 at a rate of 6% per year. We may choose to redeem some or all of these notes starting June 4, 2004 at an initial redemption price of 104% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. These notes are senior unsecured indebtness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

Bank and Vendor Credit Facilities

      Domestic Bank Credit Facility. As of December 31, 2001, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan commitment and $4.5 billion in term loans that have already been fully accessed. Principal repayment begins on the term loans in limited amounts in late 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. The amounts available under the revolving loan commitment decrease in limited amounts beginning at the end of 2002 continuing until late 2007, when no amounts are available under the revolving loan commitment.

      The bank credit agreement requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the bank credit agreement. Some of these tests become more stringent over time. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. As of December 31, 2001, we were in compliance with all financial ratio tests required under our bank credit facility.

      In addition, the loans under the bank credit agreement can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our bank credit facility. However, no such acceleration would occur if the long-term rating for our public notes is at least BBB- by

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to access additional amounts under the bank credit agreement may be restricted by provisions included in some of our public notes and preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. In March 2001, we amended this bank credit facility to modify certain financial covenants to better reflect our anticipated financial performance and to permit ongoing compliance with the financial covenants during 2001. As of December 31, 2001, we were able to access substantially all of the remaining $1.5 billion available under the bank credit facility.

      The bank credit facility also contains covenants which limit our ability and some of our subsidiaries’ ability to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified limited purposes, these covenants limit the distribution of substantially all of our subsidiaries’ net assets.

      International Facilities. As of December 31, 2001 and 2000, there were no amounts available for borrowing under our international credit facilities.

      McCaw International (Brazil), Ltd. has an equipment financing agreement with Motorola Credit Corporation, a subsidiary of Motorola, which provided $125 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire digital mobile network equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit entered into an amendment to this agreement in February 2001, which permits installments due after that date to be repaid in U.S. dollars in semiannual installments beginning December 31, 2002, with final payment due June 30, 2005. The loans made under this agreement are secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries and NII Holdings’ guarantee of the obligations. This facility also requires McCaw International (Brazil) to meet and maintain specified financial and operating covenants. This facility is currently in default under cross-default provisions triggered by NII Holdings’ failure to make scheduled principal payments of $8 million under its Argentina credit facilities on December 31, 2001. As a result, Motorola Credit is free to pursue its remedies available under this facility, including seizing the pledged collateral.

      NII Holdings has an equipment financing facility with Motorola Credit which provided for $225 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services and to repay all of the previously outstanding long-term debt of our Philippine operating company. Amounts borrowed under this facility were originally repayable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. NII Holdings and Motorola Credit entered into an amendment to this facility in February 2001 that defers the first installment payment to December 31, 2002 and extends the maturity to June 30, 2006. This facility is secured by, among other things, a pledge of NII Holdings’ equity interests in its Mexican, Peruvian and Philippine operating companies, as well as a pledge by some of the minority stockholders of their equity interests in NII Holdings’ Philippine operating company. This facility is currently in default under cross-default provisions triggered by NII Holdings’ failure to make scheduled principal payments of $8 million under its Argentina credit facilities on December 31, 2001. As a result, Motorola Credit is free to pursue its remedies available under this facility, including seizing the pledged collateral.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      NII Holdings has an agreement with Motorola Credit under which Motorola Credit provided $57 million in incremental term loans to NII Holdings. In January 2000, NII Holdings borrowed the full $57 million available under this facility to acquire digital mobile network equipment and related services from Motorola. NII Holdings and Motorola Credit entered into an amendment to this facility in February 2001 under which amounts borrowed under this facility now mature June 30, 2003. Before the amendment, loans under this facility were to mature December 31, 2001. Loans under this facility are secured by a cash escrow account of $57 million. This facility is currently in default under cross-default provisions triggered by NII Holdings’ failure to make scheduled principal payments of $8 million under its Argentina credit facilities on December 31, 2001. As a result, Motorola Credit is free to pursue its remedies available under this facility, including seizing the pledged collateral.

      NII Holdings’ Argentine operating company has credit facilities with Chase Manhattan Bank and Motorola Credit which provided $100 million in term loans for general corporate purposes and $50 million in incremental term loans for purchasing qualifying digital mobile network equipment and related services from Motorola. Loans under this facility are repayable in quarterly installments beginning September 30, 2000 through March 31, 2003. Each of the first nine installments is equal to  1/18 of the outstanding balance at September 30, 2000, and the final installment is an amount equal to the remaining balance. Borrowings under this facility are secured by a pledge of stock of, and a first priority lien on the assets of the Argentine operating company. This facility also requires the Argentine operating company to meet financial and operating ratios. In June 2000, in conformity with its business plan, NII Holdings’ Argentine operating company and the lenders under the credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, NII Holdings amended the capital subscription agreement under which it must contribute minimum amounts of equity to its Argentine operating company. On December 31, 2001, NII Holdings failed to make scheduled principal payments of $8 million on these credit facilities and is therefore in default on these facilities. In addition, in February 2002, the lenders under these facilities seized $8 million, which was pledged under a cash collateral account as security under this debt.

Debt Extinguishments and Purchases

      In 1999, we utilized a portion of the proceeds from the 9.375% senior notes to repurchase and redeem prior to final maturity $546 million of our outstanding notes issued prior to 1997. As a result of the early retirement of these senior notes, we recognized an extraordinary loss of $68 million, representing the excess of the purchase price over the carrying values of the repurchased and redeemed notes and the write-off of $11 million of unamortized debt financing costs.

      During the first quarter of 2000, we utilized $1.21 billion of cash to redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and 9.75% senior notes due 2004. As a result of these transactions, we recognized an extraordinary loss of $104 million, representing the excess of the purchase price over the carrying values of the redeemed notes and the write-off of $26 million of unamortized debt financing costs.

      In August 2001, Nextel Communications purchased in private placement transactions an aggregate of $422 million in principal amount of NII Holdings’ 13% senior redeemable discount notes due 2007, $241 million in principal amount of NII Holdings’ 12.125% senior serial redeemable discount notes due 2008 and $194 million in principal amount of NII Holdings’ 12.75% senior serial redeemable notes due 2010 in exchange for about 21.6 million shares of our class A common stock. Nextel Communications continues to hold these notes, and therefore, these notes remain outstanding obligations of NII Holdings. However, in accordance with generally accepted accounting principles, these transactions have been recorded as an early retirement of debt in our consolidated financial statements. As a result, we recognized

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

an extraordinary gain of $469 million, representing the excess of the net carrying values of the repurchased notes over the market value of the 21.6 million shares on the dates of the exchange.

Capital Lease Obligations

      In August 2000, we completed a switch equipment sale-leaseback transaction that is being accounted for as a capital lease. We received total net proceeds of $280 million, resulting in a gain of $19 million. The gain, which has been deferred, is being amortized into depreciation expense on a straight-line basis over the seven-year lease term.

      Effective April 2001, a switch equipment sale-leaseback transaction, previously accounted for as an operating lease, has been accounted for as a capital lease due to a modification to the lease provisions. As of December 31, 2001, the gross amount of assets recorded under capital lease included in property, plant and equipment resulting from this transaction is $84 million.

Future Maturities of Long-Term Debt, Capital Lease and Finance Obligations

      For the years subsequent to December 31, 2001, scheduled annual maturities of long-term debt, capital lease and finance obligations outstanding as of December 31, 2001 under existing long-term debt, capital lease and finance obligation agreements are as follows:

		Capital Lease
	Long-Term	and Finance
	Debt(1)	Obligations	Total

	(in millions)
2002	$2,014	$140	$2,154
2003	199	142	341
2004	327	135	462
2005	433	116	549
2006	466	82	548
Thereafter	12,706	516	13,222

	16,145	1,131	17,276
Less unamortized discount	(416)	—	(416)
Less imputed interest	—	(130)	(130)

	$15,729	$1,001	$16,730

(1)	Included in the 2002 maturities of long-term debt is NII Holdings’ debt in the amount of $1,865 million, which is callable or subject to acceleration by third parties and nonrecourse to and not held by parent.

8.     Derivative Instruments and Hedging Activities

      We use derivative instruments consisting primarily of interest rate swap and option agreements to manage our exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk associated with our derivative instruments by establishing and monitoring limits on the degree of risk that may be undertaken. This risk is also monitored through regular communication with senior management. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk that the counterparty exposes us to loss in the event of nonperformance. We mitigate

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

credit risk by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s, and by setting exposure limits with each approved counterparty. We currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      The following table summarizes our interest rate swap agreements at December 31, 2001. We did not have any option agreements in 2001.

			Weighted Average

	Notional	Fair		Pay	Receive
	Amount	Value	Maturity	Rate	Rate

	(in millions)
Pay fixed rate, receive variable rate(1)	$570	$(83)	4.3 years	8.1%	2.6%
Pay variable rate, receive fixed rate	500	26	9.1 years	5.4%	9.5%
Pay variable rate, receive variable rate	400	(13)	1.1 years	5.0%	2.0%

(1)	This interest rate swap requires a cash settlement in October 2003.

      Effective January 1, 2001, we adopted SFAS No. 133, which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Upon adoption of SFAS No. 133, we recorded a $20 million transition adjustment in other comprehensive loss as a cumulative effect of a change in accounting principle. We reclassify this amount to interest expense over the lives of the respective interest rate swaps, including $8 million reclassified during the year ended December 31, 2001.

      We hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. In 2001, we recorded $22 million in interest expense related to the periodic net cash settlements on these swaps.

      In July 2001, we entered into interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on results of operations for the twelve months ended December 31, 2001, relating to the ineffectiveness of these fair value hedges. As of December 31, 2001, we have recognized the interest rate swaps at their fair values of $26 million, consisting of $15 million in interest receivable and $11 million in other assets, with an offsetting $11 million adjustment to the carrying value of our hedged debt.

      We also use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of December 31, 2001, we have recognized all of our cash flow hedges at their fair values of $96 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $17 million, representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified to interest expense in the same period during which our hedged debt affects interest expense. We expect to reclassify $6 million of the $17 million to interest expense in 2002. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting, and changes in the fair values of our swaps not qualifying for hedge accounting, are recognized in our statement of operations in the period of the change. For the year ended December 31, 2001, interest expense includes a loss of $7 million representing changes in the fair values of our swaps not qualifying for hedge accounting, and a

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net effect of zero relating to the ineffective portion of the change in fair value of our swap qualifying for hedge accounting.

      In June 2001, we terminated a variable to variable interest rate swap in the notional amount of $100 million in accordance with its original terms. There was no realized gain or loss associated with this termination.

      Prior to January 1, 2001, under accounting principles generally accepted in the United States, we did not record our derivative instruments on the balance sheet at fair values. We recognized the periodic net cash settlements as adjustments to interest expense in our statement of operations. The incremental net effect was a $1 million decrease in interest expense for the year ended December 31, 2000 and an $8 million increase in interest expense for the year ended December 31, 1999. Some of our interest rate swaps and all of our option agreements were terminated during 2000 in accordance with their original terms.

      The following table summarizes our interest swap agreements at December 31, 2000:

			Weighted Average

	Notional	Fair		Pay	Receive
	Amount	Value	Maturity	Rate	Rate

	(in millions)
Pay fixed rate, receive variable rate	$570	$(60)	5.3 years	8.1%	6.8%
Pay variable rate, receive variable rate	500	(5)	1.8 years	6.8%	6.7%

9.     Income Taxes

      The components of the income tax benefit were as follows:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Current
Foreign	$(26)	$(2)	$(3)
Deferred
Federal	33	30	28
State	—	—	—
Foreign	128	5	3

	161	35	31

Income tax benefit	$135	$33	$28

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Our income tax benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before extraordinary item as follows:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Income tax benefit at statutory rate	$1,132	$261	$454
State tax benefit, net	51	57	49
Amortization of goodwill	(10)	(10)	(10)
Increase in valuation allowance	(592)	(131)	(423)
Equity in losses of unconsolidated affiliates	(49)	(53)	(28)
Loss on impairment charge	(377)	—	—
Other	(20)	(91)	(14)

	$135	$33	$28

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2001	2000

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$2,739	$2,256
Deferred interest	224	153
Foreign affiliates	11	11
Other	193	104

	3,167	2,524
Valuation allowance	(2,369)	(1,933)

	798	591

Deferred tax liabilities
Property, plant and equipment	263	125
Intangibles	1,138	1,257
Other	66	121

	1,467	1,503

Net deferred tax liability	$669	$912

      At December 31, 2001, we had $7.0 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2021, and $357 million of separate return net operating loss carryforwards which expire through 2017. The utilization of tax net operating losses may be subject to specified limitations.

      At December 31, 2001, net operating loss carryforwards for our foreign subsidiaries were about $239 million for Mexican income tax purposes, $251 million for Argentine income tax purposes, $61 million for Philippine tax purposes and $56 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2011. Additionally, our foreign subsidiaries had about $329 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30% of taxable income for the year. Chile had about $12 million of net operating carryforwards that have no expiration. At December 31, 2001 asset tax credit carryforwards are about $1 million for Mexican income tax purposes and $7 million for Argentine income

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

tax purposes. These credits expire in various amounts through 2010. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income. Our foreign subsidiaries do not have positive cumulative undistributed earnings, and therefore, no deferred taxes have been recorded.

      A significant portion of our deferred tax liabilities will reverse after current net operating losses expire. After considering this and other factors, including recent operating results, we recorded a net increase to our valuation allowance by $436 million in 2001, $167 million in 2000 and $448 million in 1999.

      In the first quarter of 2002, we are required to adopt SFAS No. 142. In connection with the adoption of SFAS No. 142, we expect to incur a non-cash charge of about $350 million to income tax expense to increase the valuation allowance related to our net operating loss. See note 1, “New Accounting Pronouncements,” for more detailed information.

10.     Commitments and Contingencies

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

      For years subsequent to December 31, 2001, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in millions):

2002	$401
2003	362
2004	313
2005	225
2006	131
Thereafter	310

$1,742

      Total rental expense, net of rental income, was $370 million during 2001, $302 million during 2000 and $231 million during 1999.

      Other Commitments. We are a party to service and other contracts in connection with conducting our domestic business. Minimum amounts due under some of the more significant agreements are $139 million in 2002, $153 million in 2003, $165 million in 2004, $170 million in 2005, $187 million in 2006 and $504 million thereafter. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and interest rates, among others. We also have committed, subject to closing conditions which may not be met, to pay up to $327 million for domestic spectrum acquisitions entered into and outstanding as of December 31, 2001, without giving effect to transactions in which we may elect to issue equity rather than paying cash. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. In addition, significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not included above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 14 with respect to amounts paid to Motorola in 2001, 2000 and 1999.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Contingencies. Beginning in 2000, allegations against us of employment discrimination and harassment were reported in the press, and thereafter, a group of current and former employees filed some related complaints with the Equal Employment Opportunity Commission. Those complaints were subsequently withdrawn. In September 2000, as a result of negotiations with counsel for the claimants, we agreed on a mutually acceptable arrangement for processing and resolving all of the claims. We have resolved or settled substantially all of these claims, which has involved payments in an aggregate amount that was not material to us.

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. The defendants have removed the cases to federal court, and the plaintiffs have filed motions to remand back to state court in some of the cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. The cases have been transferred to federal court in Baltimore, Maryland by the judicial panel on Multi-district Litigation. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them.

11.     Mandatorily Redeemable Preferred Stock

	December 31,

	2001	2000

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009,
13% cumulative annual dividend; 859,391 and 756,185 shares issued; 859,380 and 756,174 shares outstanding, stated at liquidation value	$883	$777
Series E exchangeable preferred stock mandatorily redeemable 2010,
11.125% cumulative annual dividend; 1,133,161 and 1,015,397 shares issued; 1,133,147 and 1,015,383 shares outstanding; stated at liquidation value	1,149	1,029
Zero coupon convertible preferred stock mandatorily redeemable 2013,
no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	82	75

	$2,114	$1,881

      Series D Preferred Stock. Shares of our series D exchangeable preferred stock due 2009 have a liquidation preference of $1,000 per share. Dividends on the series D preferred stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to July 15, 2002, at our option in additional shares of series D preferred stock. Accrued but unpaid dividends were $24 million at December 31, 2001 and $21 million at December 31, 2000. The series D preferred stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock after July 15, 2002 at specified redemption prices. We may also choose to exchange the series D preferred stock, in whole but not in part, after July 15, 2002 into subordinated debentures.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Series E Preferred Stock. Shares of our series E exchangeable preferred stock due 2010 have a liquidation preference of $1,000 per share. Dividends on the series E preferred stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at our option, in additional shares of series E preferred stock. Accrued but unpaid dividends were $16 million at December 31, 2001 and $14 million at December 31, 2000. The series E preferred stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock after February 15, 2003 at specified redemption prices. We may also choose to exchange the series E preferred stock, in whole but not in part, after February 15, 2003 into subordinated debentures.

      Zero Coupon Preferred Stock. Shares of our zero coupon convertible preferred stock due 2013 have a liquidation preference of $1,000 per share at maturity. The zero coupon preferred stock had an initial liquidation preference of $253.675 per share. No dividends will be payable with respect to the zero coupon preferred stock; however, the liquidation preference will accrete from the issuance date at an annual rate of 9.25% compounded quarterly. The zero coupon preferred stock is convertible at the option of the holders prior to redemption or maturity into our class A common stock at a conversion rate of 19.4882 shares of our class A common stock for each share of zero coupon preferred stock, subject to adjustment upon the occurrence of specified events. We may choose to redeem some or all of the preferred stock starting December 23, 2005, and the preferred stock may be tendered by the holders for acquisition by us on December 23, 2005 and 2008. The zero coupon preferred stock is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. We may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with our class A common stock. During the first half of 2000, we issued 6.7 million shares of our class A common stock upon the conversion of $98 million in total accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate.

12.     Capital Stock and Stock Rights

      Under our certificate of incorporation, we have the authority to issue 2,233,883,948 shares of capital stock as follows:

•	2,060,000,000 shares of class A voting common stock, par value $0.001 per share;

•	100,000,000 shares of class B nonvoting common stock, par value $0.001 per share;

•	26,941,933 shares of class A convertible redeemable preferred stock, stated value $36.75 per share;

•	82 shares of class B convertible preferred stock, stated value $1.00 per share;

•	26,941,933 shares of class C convertible redeemable preferred stock, stated value $36.75 per share;

•	1,600,000 shares of series D preferred stock, described in note 11;

•	2,200,000 shares of series E preferred stock described in note 11;

•	800,000 shares of zero coupon preferred stock described in note 11; and

•	15,400,000 shares of undesignated preferred stock, par value $0.01 per share.

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

      Class B Common Stock. Motorola is currently the only holder of our class B nonvoting common stock. A holder of our class B common stock has no right to vote on any matters submitted for action by the stockholders. However, a holder of the class B common stock does have the right to vote as a separate class, with each share having one vote, on:

•	any merger, consolidation, reorganization or reclassification of our company or our shares of capital stock;

•	any amendment to the certificate of incorporation; or

•	any liquidation, dissolution or winding up of our company;

      in which the class B common stock would be treated differently from the class A common stock.

      Shares of class B common stock are convertible at any time at the option of the holder into an equal number of shares of class A common stock upon the actual or expected occurrence of any “voting conversion event” as defined in our certificate of incorporation.

      Microsoft Transaction. In 1999, Microsoft Corporation purchased 33.3 million shares of our class A common stock for a cash investment of $600 million, representing a per share price of $18.00. In connection with this transaction, we entered into agreements under which Microsoft provides specified Internet portal services in connection with our Nextel Wireless Web service offering.

      Equity Offering. In 1999, we completed the public offering and sale of 67.6 million shares of our class A common stock at a price of $41.9063 per share. All of the shares sold were offered by us, and we received net proceeds of $2.75 billion from this offering.

      Stock Split. The financial information throughout these financial statements and related footnotes reflects the effect of a 2-for-1 stock split in the form of a stock dividend paid on June 6, 2000 to stockholders of record as of May 26, 2000.

Preferred Stock

      The class A preferred stock, class B preferred stock, and class C preferred stock are the primary mechanism for providing Digital Radio with the corporate governance rights associated with Mr. Craig O. McCaw’s investment in Nextel in 1995. All outstanding shares of class A and class B preferred stock described below are held by Digital Radio, L.L.C., an affiliate of Mr. McCaw. No shares of class C preferred stock are currently outstanding. As of December 31, 2001, Mr. McCaw and his affiliates beneficially owned 8% of our common equity, assuming the conversion of the preferred stock described below and the exercise of all presently exercisable options held by Mr. McCaw’s affiliates. See note 14.

      Class A Convertible Redeemable Preferred Stock. Each share of class A preferred stock is convertible at the election of the holder into six shares of class A common stock. Upon the occurrence of specified events, the shares of class A preferred stock automatically convert into shares of class A common stock on a six-for-one basis or into shares of class C preferred stock on a one-for-one basis. We may choose to redeem shares of class A preferred stock at a redemption price equal to the stated value of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

class A preferred stock plus the amount of any accrued or declared but unpaid dividends, upon the occurrence of specified events as set forth in our certificate of incorporation. The class A preferred stock only pays dividends under limited circumstances. Holders of class A preferred stock are entitled to six votes per share on all matters submitted for action by the stockholders except for the election of directors. The holders of class A preferred stock, voting separately as a class, are entitled to elect three class A directors or 25% of the members of our board of directors. Such directors will comprise the majority of the members of the operations committee, which has the authority to formulate key aspects of our business strategy.

      In December 2000, Digital Radio exercised its right to convert 0.2 million shares of class A preferred stock into 1.2 million shares of class A common stock. In June 2001, Digital Radio exercised its right to convert 9,169 shares of class A preferred stock into 55,014 shares of class A common stock.

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

Common Stock Reserved for Issuance

      As of December 31, 2001, we had reserved class A common stock for future issuance as detailed below (in millions).

4.75% convertible debt conversion rights	15.0
5.25% convertible debt conversion rights	15.5
6% convertible debt conversion rights	42.0
Zero coupon preferred stock conversion rights	4.8
Class A and class B preferred stock conversion rights	46.2
Class B common stock conversion rights	35.7
Incentive equity plan	143.7
Options held by affiliates and warrants outstanding	2.0
Employee stock purchase plan	5.5
Acquisitions	67.3

377.7

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.     Stock and Employee Benefit Plans

      Employee Stock Option Plan. Our Incentive Equity Plan provides for the issuance of up to 180.0 million shares of class A common stock to officers and employees. Generally, nonqualified stock options outstanding under our stock option plan:

•	are granted at prices equal to or exceeding the market value of the stock on the grant date;

•	vest over periods up to four years;

•	expire ten years subsequent to award.

      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel, then that holder’s unvested options will immediately vest or otherwise become payable, subject to some limits.

      A summary of the Incentive Equity Plan stock option activity is as follows (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1998	40.6	$10.32
Granted	18.2	17.20
Exercised	(12.0)	9.18
Canceled	(5.1)	13.17

Outstanding, December 31, 1999	41.7	13.19

Granted	24.1	61.19
Exercised	(7.0)	10.58
Canceled	(4.4)	34.88

Outstanding, December 31, 2000	54.4	32.89

Granted	31.9	18.39
Exercised	(1.5)	11.10
Canceled	(6.0)	35.74

Outstanding, December 31, 2001	78.8	27.14

Exercisable, December 31, 1999	9.2	9.98

Exercisable, December 31, 2000	13.2	12.05

Exercisable, December 31, 2001	33.9	21.93

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Following is a summary of the status of stock options outstanding and exercisable at December 31, 2001 (shares in millions):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Life	Exercise		Exercise
Price Range	Shares	Remaining	Price	Shares	Price

$ 6.73 – $10.71	15.2	7.17 years	$8.63	8.6	$7.79
10.75 – 15.28.	20.4	6.94 years	14.30	11.6	14.07
15.38 – 20.44.	5.6	8.55 years	17.52	1.2	18.39
22.31	15.5	9.14 years	22.31	6.4	22.31
22.88 – 61.19.	4.3	8.33 years	39.13	1.4	42.24
61.94 – 79.59.	17.8	8.13 years	61.97	4.7	61.98

	78.8			33.9

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a two to four year service period. An accelerated vesting schedule may be triggered in the event of a change in control of our company. We granted deferred shares during the following years with the weighted average fair values per share at grant date as indicated: 2001 – 0.3 million shares at $14.41; 2000 – 0.2 million shares at $52.59 and 1999 – 1.0 million shares at $25.49.

      Employee Stock Purchase Plan. Under the 1996 Employee Stock Purchase Plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value on the first or last day of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 10.0 million shares are authorized for purchase under the plan. The Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2001 – 1.7 million shares at $11.75; 2000 – 0.5 million shares at $35.32 and 1999 – 0.9 million shares at $12.70.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Options Held by Affiliates and Warrants Outstanding. The following is a summary of outstanding options held by affiliates (see note 14) and warrants for the purchase of class A common stock (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1998	56.2	$8.85
Exercised	(44.0)	8.51

Outstanding, December 31, 1999	12.2	10.04
Exercised	(0.2)	11.81

Outstanding, December 31, 2000	12.0	10.02
Exercised	(10.0)	10.75

Outstanding, December 31, 2001	2.0	6.22

Exercisable, December 31, 1999	11.8	10.18

Exercisable, December 31, 2000	12.0	10.02

Exercisable, December 31, 2001	2.0	6.22

      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2001	2000	1999

Expected stock price volatility	59% – 69%	51% – 59%	51%
Risk-free interest rates	3.6% – 5.2%	4.9% – 6.9%	4.7% – 6.5%
Expected life of option and deferred share grants in years	3 – 5	3 – 5	2 – 5
Expected life of stock purchase plan grants in years	0.25	0.25	0.25

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. The weighted average estimated fair value of our stock options granted during 2001 was $10.59, during 2000 was $32.39 and during 1999 was $8.69.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our loss and loss per common share attributable to common stockholders would have been as follows:

	Year Ended December 31,

	2001	2000	1999

Loss attributable to common stockholders (in millions)
As reported	$(2,858)	$(1,024)	$(1,530)

Pro forma	$(3,187)	$(1,290)	$(1,631)

Loss per share attributable to common stockholders, basic and diluted
As reported	$(3.67)	$(1.35)	$(2.39)

Pro forma	$(4.10)	$(1.71)	$(2.55)

      NII Holdings Stock Option Plans. Generally, options outstanding under the NII Holdings 1997 Employee Stock Option Plan:

•	are granted at fair value, based on periodic valuations of NII Holdings in accordance with the terms of the plan;

•	vest monthly over a four-year service period; and

•	expire ten years subsequent to the award date.

      In June 2000, NII Holdings’ board of directors ratified the Nextel International Incentive Equity Plan that was adopted by the plan administration committee in May 2000. The plan provides for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to NII Holdings’ nonaffiliate directors, its officers, including officers who are members of its board of directors, and other key employees, consultants and advisors. Options to purchase shares of NII Holdings’ common stock may be at prices equal to or greater than market price on the date of grant. If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of NII Holdings, then that holder’s unvested options will immediately vest or otherwise become payable, subject to some limitations.

      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contribution by employees. Prior to January 1, 2001, we provided a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were $18 million during 2001, $6 million during 2000 and $5 million during 1999.

      Under our Cash Compensation Deferral Plan, we provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus. We may, but are not obligated to, make discretionary contributions. Distribution payments are made at retirement, death, disability or termination of employment. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. Deferred revenue and other liabilities include $6 million as of December 31, 2001 and $7 million as of December 31, 2000, representing deferrals made by participating employees and investment earnings based on hypothetical investment elections.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  Related Party Transactions

      One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $7 million during 2001 and $14 million during 2000 and 1999 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of $0.3 million at December 31, 2001 and $1 million at December 31, 2000.

      The chairman of the board and chief executive officer of XO Communications, Inc. was a member of our board of directors through October 2001. Two other members of our board of directors also serve on the board of directors of XO Communications. Additionally, Mr. McCaw holds rights to shares representing a majority of the voting interest of XO Communications. In 1998, we entered into a joint venture through NEXTBAND Communications, L.L.C. with XO Communications. In 1999, we sold our 50% interest in NEXTBAND to XO Communications for $138 million in cash and recognized a gain of $70 million, which is included in other income. In July 2001, we entered into a multi-year agreement with XO Communications under which it will provide us with telecommunications services. We paid $21 million to XO Communications during 2001, $5 million during 2000 and $2 million during 1999 for telecommunications services. Additionally, in September 2001, we purchased an aircraft from XO Communications for a total consideration of $24 million.

      Motorola. As of December 31, 2001, Motorola beneficially owned about 14% of our common equity, assuming the conversion of its investment in shares of our class B common stock. One of our directors is appointed by Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. As described in note 7, NII Holdings also has various equipment financing agreements with Motorola. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training. In addition, we are reimbursed for some costs we incur under various marketing and promotional arrangements.

      Payables to Motorola were $290 million at December 31, 2001 and $401 million at December 31, 2000. Net amounts paid to Motorola during the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	Domestic	International	Consolidated

	(in millions)
2001
Handsets and accessory inventory	$1,276	$187	$1,463
Digital mobile network equipment and software	932	200	1,132
Warranty, maintenance, training and other	77	10	87

	$2,285	$397	$2,682

2000
Handsets and accessory inventory	$1,074	$147	$1,221
Digital mobile network equipment and software	1,018	368	1,386
Warranty, maintenance, training and other	50	2	52

	$2,142	$517	$2,659

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Domestic	International	Consolidated

	(in millions)
1999
Handsets and accessory inventory	$748	$65	$813
Digital mobile network equipment and software	912	89	1,001
Warranty, maintenance, training and other	55	1	56

	$1,715	$155	$1,870

      In June 2001, we purchased from Motorola 900 MHz specialized radio licenses and related assets for a cash purchase price of $58 million. In December 2001, NII Holdings sold its equity method investment in its Japanese affiliate to Motorola for a $6.5 million credit for equipment purchases.

      McCaw Affiliates. In 1999, Digital Radio exercised in full the outstanding option that was scheduled to expire on that date to purchase 30.0 million shares of class A common stock for an aggregate purchase price of $278 million. In July 2001, various members of the McCaw family, and entities affiliated with them, who previously were members of Digital Radio, exercised in full the outstanding option that was scheduled to expire on that date to purchase an aggregate of 10.0 million shares of our class A common stock for an aggregate purchase price of about $108 million.

      Under the terms of a management support agreement, Eagle River, Inc., an affiliate of Mr. Craig O. McCaw, provides management and consulting services from time to time as requested for $0.2 million per year. Also in consideration for these services, we entered into an incentive option agreement in 1995 granting Eagle River an option to purchase an aggregate of up to 2.0 million shares of class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable with respect to all 2.0 million shares. We recorded compensation expense in connection with these agreements of $7 million in 1999.

      See note 5 for discussions of our investments in Nextel Partners and SpectraSite Holdings.

15.  Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We define segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and impairment charges.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Intercompany
	Domestic	International	Eliminations	Consolidated

	(in millions)
2001
Operating revenues	$7,014	$680	$(5)	$7,689

Segment earnings (losses)	1,901	(100)	(1)	1,800
Restructuring and impairment charges (note 3)	(22)	(1,747)	—	(1,769)
Depreciation and amortization	(1,512)	(234)	—	(1,746)
Interest expense	(1,139)	(300)	36	(1,403)
Interest income	230	13	(36)	207
Equity in losses of unconsolidated affiliates	(95)	—	—	(95)
Foreign currency transaction losses, net	—	(70)	—	(70)
Realized gain on investments, net	—	47	—	47
Reduction in fair value of available-for-sale securities, net	—	(188)	—	(188)
Other (expense) income, net	(8)	(4)	—	(12)

Loss before income tax benefit and extraordinary item	$(645)	$(2,583)	$(1)	$(3,229)

Property, plant and equipment, net	$8,924	$350	$—	$9,274

Identifiable assets	$19,083	$1,244	$1,737	$22,064

Capital expenditures	$2,468	$668	$—	$3,136

2000
Operating revenues	$5,385	$330	$(1)	$5,714

Segment earnings (losses)	1,395	(133)	2	1,264
Depreciation and amortization	(1,104)	(161)	—	(1,265)
Interest expense	(996)	(249)	—	(1,245)
Interest income	374	22	—	396
Equity in losses of unconsolidated affiliates	(98)	(54)	—	(152)
Foreign currency transaction losses, net	—	(25)	—	(25)
Realized gain on exchange of investment	35	240	—	275
Other expense, net	(3)	11	—	8

Loss before income tax benefit and extraordinary item	$(397)	$(349)	$2	$(744)

Property, plant and equipment, net	$7,721	$1,070	$—	$8,791

Identifiable assets	$19,687	$3,193	$(194)	$22,686

Capital expenditures	$3,037	$594	$—	$3,631

1999
Operating revenues	$3,662	$124	$—	$3,786

Segment earnings (losses)	698	(163)	—	535
Depreciation and amortization	(896)	(108)	—	(1,004)
Interest expense	(698)	(180)	—	(878)
Interest income	87	9	—	96
Equity in losses of unconsolidated affiliates	(42)	(31)	—	(73)
Foreign currency transaction losses, net	—	(61)	—	(61)
Realized gain on sale of investment	70	—	—	70
Other income (expense), net	3	14	—	17

Loss before income tax benefit and extraordinary item	$(778)	$(520)	$—	$(1,298)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Intercompany
	Domestic	International	Eliminations	Consolidated

	(in millions)
Property, plant and equipment, net	$5,613	$539	$—	$6,152

Identifiable assets	$16,695	$1,682	$33	$18,410

Capital expenditures	$1,943	$184	$—	$2,127

16.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in millions, except per share amounts)
2001
Operating revenues	$1,742	$1,881	$1,992	$2,074
Operating (loss) income	(76)	1	(99)	(1,541)
Income tax benefit	14	13	20	88
Loss before extraordinary item	(372)	(369)	(619)	(1,734)
Loss attributable to common stockholders	(428)	(426)	(209)	(1,795)
Loss per share before extraordinary item attributable to common stockholders	$(0.56)	$(0.56)	$(0.87)	$(2.25)
Extraordinary item	—	—	0.60	—

Basic and diluted loss per share attributable to common stockholders	$(0.56)	$(0.56)	$(0.27)	$(2.25)

2000
Operating revenues	$1,175	$1,365	$1,528	$1,646
Operating (loss) income	(52)	(13)	44	20
Income tax benefit	8	8	8	9
Loss before extraordinary item	(279)	(241)	(184)	(7)
Loss attributable to common stockholders	(435)	(292)	(236)	(61)
Loss per share before extraordinary item attributable to common stockholders	$(0.45)	$(0.38)	$(0.31)	$(0.08)
Extraordinary item	(0.14)	—	—	—

Basic and diluted loss per share attributable to common stockholders	$(0.59)	$(0.38)	$(0.31)	$(0.08)

     During the fourth quarter of 2001, we shortened the lives of some assets located in facilities that are subject to the customer care and information technology outsourcing arrangements. We also changed the lives of some network assets. We recorded an additional $21 million, or $0.03 per share, in depreciation expense for the fourth quarter of 2001 as a result of these changes in estimates. As described in note 3, NII Holdings recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1.6 billion in the fourth quarter of 2001 after revising its business plan.

     Operating income for the fourth quarter of 2000 includes adjustments related to changes in accounting estimates which resulted in additional depreciation expense of $17 million and a decrease in cost of revenues of $13 million. The net effect of these adjustments had no impact on loss per share attributable to common stockholders for the quarter ended December 31, 2000. As described in note 5, we recorded a $275 million realized gain on the exchange of an investment in the fourth quarter of 2000.

     The sum of the quarterly loss per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.     Subsequent Events

      In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800MHz and 900MHz specialized mobile radio licenses and related assets for a cash purchase price of $130 million, subject to adjustment.

      During the first quarter of 2002, as a result of the devaluation of the Argentine peso due to the recent adverse economic developments in Argentina, NII Holdings expects to record significant foreign currency transaction losses primarily related to NII Holdings’ $108 million U.S. dollar denominated Argentine credit facilities as well as a significant foreign currency translation adjustment.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
As of December 31, 2001 and 2000
(in millions)

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$2,105	$1,824
Short-term investments	1,236	2,015
Other current assets	27	8

Total current assets	3,368	3,847
Investments in subsidiaries (note 2)	9,503	8,468
Property, plant and equipment, net	253	221
Debt financing costs, net	155	151
Deferred income taxes	64	70
Other assets (note 2)	58	—

	$13,401	$12,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$270	$202
Due to subsidiaries	744	1,869
Long-term debt	9,345	6,777
Mandatorily redeemable preferred stock	2,114	1,881
Stockholders’ equity	928	2,028

	$13,401	$12,757

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2001, 2000 and 1999
(in millions)

	2001	2000	1999

Operating expenses
Selling, general and administrative	$126	$91	$71
Restructuring charge	22	—	—
Depreciation and amortization	83	63	25

	231	154	96

Other income (expense)
Interest expense	(766)	(608)	(512)
Interest income (note 5)	202	302	62
Intercompany income (expense)	770	608	(124)
Intercompany management fee (note 3)	126	91	71
Equity in net losses of subsidiaries (note 2)	(1,262)	(961)	(675)
Other, net	—	11	(7)

	(930)	(557)	(1,185)
Loss before income tax benefit and extraordinary item	(1,161)	(711)	(1,281)
Income tax benefit	—	—	11

Loss before extraordinary item	(1,161)	(711)	(1,270)
Extraordinary item — loss on early retirement of debt, net of income tax of $0	—	(104)	(68)

Net loss	(1,161)	(815)	(1,338)
Mandatorily redeemable preferred stock dividends	(233)	(209)	(192)

Loss attributable to common stockholders	$(1,394)	$(1,024)	$(1,530)

Comprehensive loss, net of income tax
Net loss	$(1,161)	$(815)	$(1,338)
Net unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period (note 2)	(189)	225	142
Reclassification adjustment for gain included in net loss	149	(275)	—
Foreign currency translation adjustment	(95)	4	(114)
Cash flow hedge:
Cumulative effect of accounting change	(20)	—	—
Reclassification of transition adjustment included in net loss	8	—	—
Unrealized loss on cash flow hedge	(17)	—	—

Comprehensive loss	$(1,325)	$(861)	$(1,310)

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statement of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
(in millions)

	2001	2000	1999

Cash flows from operating activities
Net loss	$(1,161)	$(815)	$(1,338)
Adjustment to reconcile net loss to net cash used in operating activities	713	366	508

Net cash used in operating activities	(448)	(449)	(830)

Cash flows from investing activities
Purchases of short-term investments	(3,987)	(5,123)	(1,059)
Proceeds from maturities and sales of short-term investments	4,829	4,272	—
Other investments and advances (to) from affiliates	(2,327)	(634)	55
Capital expenditures and other	(132)	(176)	(24)

Net cash used in investing activities	(1,617)	(1,661)	(1,028)

Cash flows from financing activities
Issuance of debt securities	2,250	1,150	2,600
Retirement of debt securities	—	(1,208)	(546)
Sale of common stock and exercise of stock options, warrants and other	124	74	3,819
Debt financing costs and other	(28)	(46)	(52)

Net cash provided by (used in) financing activities	2,346	(30)	5,821

Net increase (decrease) in cash and cash equivalents	281	(2,140)	3,963
Cash and cash equivalents, beginning of period	1,824	3,964	1

Cash and cash equivalents, end of period	$2,105	$1,824	$3,964

NEXTEL COMMUNICATIONS, INC.

(Parent only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Notes to Condensed Financial Statements

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries using the equity method of accounting. In 2001, the parent company’s subsidiary, NII Holdings, wrote down the carrying values of the long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1.75 billion. The parent company accordingly reduced the recorded amount of its investment in NII Holdings to zero due to the fact that the parent company does not have a legal or constructive obligation to provide NII Holdings additional capital. As discussed in note 5 below, the parent company also holds NII Holdings’ notes, which are classified as available-for-sale securities in other assets on the balance sheet date and are reported at fair value. The notes were initially written-down to zero when applying the equity method and were subsequently written back up to fair value, with the increase recorded as a net unrealized gain as part of the overall comprehensive loss in equity.

3.	The parent company has an agreement with each of its wholly owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services.

4.	The parent company allocated interest expense to its domestic subsidiaries in the amount of $766 million in 2001 and $608 million in 2000.

5.	As more fully described in note 7 to the consolidated financial statements, the parent company purchased an aggregate of $857 million in principal amount of three series of NII Holdings’ senior notes in exchange for about 21.6 million shares of its class A common stock. The parent company continues to hold these notes, and therefore, these notes remain outstanding obligations of NII Holdings. In December 2001, the parent company recorded an impairment charge of $284 million, primarily representing the difference between the carrying value of the notes and the current market value. Included in interest income in 2001 is $36 million of interest earned on these notes.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2001
Allowance for doubtful accounts	$104	$370	$23	$(330)	$167

Reserve for inventory obsolescence	$22	$9	$—	$(14)	$17

Valuation allowance for deferred tax assets	$1,933	$436	$—	$—	$2,369

Year Ended December 31, 2000
Allowance for doubtful accounts	$75	$179	$6	$(156)	$104

Reserve for inventory obsolescence	$19	$11	$—	$(8)	$22

Valuation allowance for deferred tax assets	$1,766	$167	$—	$—	$1,933

Year Ended December 31, 1999
Allowance for doubtful accounts	$63	$152	$—	$(140)	$75

Reserve for inventory obsolescence	$13	$12	$—	$(6)	$19

Valuation allowance for deferred tax assets	$1,318	$448	$—	$—	$1,766