Form 10-Q
period 2002-03-31
NEXTEL COMMUNICATIONS INC
filed 2002-05-15
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 17, 2002

Class A Common Stock, $0.001 par value	779,238,249
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
(in millions)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents, of which $153 and $250 is restricted	$1,915	$2,481
Restricted cash of NII Holdings held in escrow	69	84
Short-term investments	1,306	1,236
Accounts and notes receivable, less allowance for doubtful accounts of $165 and $167	1,076	1,129
Handset and accessory inventory	240	260
Prepaid expenses and other current assets	563	533

Total current assets	5,169	5,723
Investments	131	188
Property, plant and equipment, net of accumulated depreciation of $4,054 and $3,667	9,428	9,274
Intangible assets and other, net of accumulated amortization of $51 and $1,121 (note 1)	6,927	6,067
Other assets	803	812

	$22,458	$22,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$494	$756
Accrued expenses and other	1,680	1,470
Due to related parties	287	341
Current portion of long-term debt, capital lease and finance obligations	197	145
Debt of NII Holdings, nonrecourse to and not held by parent (note 3)	1,887	1,865

Total current liabilities	4,545	4,577
Long-term debt	13,840	13,815
Capital lease and finance obligations	887	905
Deferred income taxes	1,581	669
Deferred revenues and other	638	566

Total liabilities	21,491	20,532

Contingencies (note 5)
Mandatorily redeemable preferred stock	2,177	2,114
Stockholders’ deficit
Convertible preferred stock, 5 and 8 shares issued and outstanding	191	283
Common stock, class A, 778 and 763 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	8,615	8,581
Accumulated deficit	(9,770)	(9,179)
Deferred compensation, net	(14)	(17)
Accumulated other comprehensive loss	(233)	(251)

Total stockholders’ deficit	(1,210)	(582)

	$22,458	$22,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2002 and 2001
(in millions, except per share amounts)
Unaudited

	2002	2001

Operating revenues	$2,155	$1,742

Operating expenses
Cost of revenues	736	698
Selling, general and administrative	809	726
Restructuring and other charges	40	—
Depreciation and amortization	399	394

	1,984	1,818

Operating income (loss)	171	(76)

Other income (expense)
Interest expense	(326)	(358)
Interest income	16	79
Equity in losses of unconsolidated affiliates	(25)	(21)
Foreign currency transaction losses, net	(72)	(10)
Other, net	(2)	—

	(409)	(310)

Loss before income tax (expense) benefit	(238)	(386)
Income tax (expense) benefit (note 1)	(353)	14

Net loss	(591)	(372)
Mandatorily redeemable preferred stock dividends	(63)	(56)

Loss attributable to common stockholders	$(654)	$(428)

Loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.56)

Weighted average number of common shares outstanding	801	764

Comprehensive loss, net of income tax
Unrealized loss on available-for-sale securities, net	$(20)	$(162)
Foreign currency translation adjustment	26	(46)
Cash flow hedge:
Cumulative effect of accounting change for cash flow hedge	—	(20)
Reclassification of transition adjustment included in net loss	2	2
Unrealized gain (loss) on cash flow hedge	10	(12)

Other comprehensive income (loss)	18	(238)
Net loss	(591)	(372)

	$(573)	$(610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2002
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2002	8	$283	763	$1	36	$—	$8,581	$(9,179)	$(17)	$(251)	$(582)
Net loss								(591)			(591)
Other comprehensive income										18	18
Issuance of common stock:
Conversion of preferred stock	(3)	(92)	15	—			92				—
Employee stock purchase plan			—	—			5				5
Deferred compensation and other							—		3		3
Mandatorily redeemable preferred stock dividends							(63)				(63)

Balance, March 31, 2002	5	$191	778	$1	36	$—	$8,615	$(9,770)	$(14)	$(233)	$(1,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(in millions)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(591)	$(372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	121	126
Provision for losses on accounts receivable	105	63
Restructuring charges	31	—
Depreciation	385	335
Amortization	14	59
Equity in losses of unconsolidated affiliates	25	21
Foreign currency transaction losses, net	72	10
Income tax expense (benefit)	353	(14)
Other	3	(6)
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(81)	(60)
Handset and accessory inventory	21	(20)
Prepaid expenses and other assets	(37)	182
Accounts payable, accrued expenses and other	41	(15)

Net cash provided by operating activities	462	309

Cash flows from investing activities
Capital expenditures	(671)	(1,005)
Proceeds from maturities and sales of short-term investments	974	1,815
Purchases of short-term investments	(1,037)	(1,163)
Payments for licenses, acquisitions, investments and other, net of cash acquired	(253)	(426)

Net cash used in investing activities	(987)	(779)

Cash flows from financing activities
Issuance of debt securities	—	1,250
Repayments under long-term credit facilities	(7)	(8)
Proceeds from exercise of stock options	—	10
Repayments under capital lease and finance obligations	(28)	(17)
Proceeds from sale-leaseback transactions	1	17
Debt financing costs	—	(10)

Net cash (used in) provided by financing activities	(34)	1,242

Effect of exchange rate changes on cash and cash equivalents	(7)	1

Net (decrease) increase in cash and cash equivalents	(566)	773
Cash and cash equivalents, beginning of period	2,481	2,609

Cash and cash equivalents, end of period	$1,915	$3,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001.

      You should also read NII Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2001 for matters related to the operations of NII Holdings, our indirect, substantially wholly owned subsidiary. You should not expect the results of operations of interim periods to be an indication of the results for a full year. In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations.

      Restricted Cash and Cash Equivalents. NII Holdings and its subsidiaries held cash and cash equivalents of $153 million at March 31, 2002 and $250 million at December 31, 2001 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in NII Holdings’ financing agreements. NII Holdings also had $69 million at March 31, 2002 and $84 million at December 31, 2001 in escrow to fund some of its debt obligations, which is not available to fund any of the other cash needs of NII Holdings.

     Accumulated Other Comprehensive Loss.

	March 31,	December 31,
	2002	2001

	(in millions)
Unrealized (loss) gain on available-for-sale securities, net	$(13)	$7
Cumulative foreign currency translation adjustment	(203)	(229)
Cumulative effect of accounting change for cash flow hedge	(10)	(12)
Unrealized loss on cash flow hedge	(7)	(17)

	$(233)	$(251)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Supplemental Cash Flow Information.

	Three Months
	Ended
	March 31,

	2002	2001

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$671	$1,005
Changes in capital expenditures accrued and unpaid or financed	(116)	(125)

	$555	$880

Interest costs
Interest expense	$326	$358
Interest capitalized	15	35

	$341	$393

Cash paid for interest, net of amounts capitalized	$185	$189

Other non-cash investing and financing activities
Net decrease in fair value of marketable equity securities and warrant	$(35)	$(215)
Mandatorily redeemable preferred stock dividends	63	56
Conversion of preferred stock	92	—

      Adoption of SFAS No. 142. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives continue to be amortized over their useful lives. Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date.

      In connection with the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortizing Federal Communications Commission, or FCC, license costs as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. Additionally, in the first quarter 2002, we incurred a non-cash charge to income tax expense of $350 million, consisting of a one-time cumulative charge of $335 million and an incremental first quarter 2002 charge of $15 million. The $335 million cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the reversal of deferred tax liabilities related to FCC licenses expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing FCC licenses, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses, which will reverse during the carryforward period. Accordingly, we needed to increase our valuation allowance. The incremental $15 million charge relates to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we need to record additional deferred tax liabilities as amortization occurs.

      On January 1, 2002, we reclassified $898 million of the net carrying value of our goodwill (consisting of a gross carrying value of $1,162 million and accumulated amortization of $264 million as of December 31, 2001) to FCC licenses. The goodwill arose from transactions predominantly involving the acquisition of FCC licenses, and we believe that the values of our FCC licenses and goodwill are inseparable. Historically, we recorded as goodwill only the amount that represented the deferred tax effects of the acquired FCC licenses. Except for these deferred tax effects, the residual in the purchase price allocation process was

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

accounted for as FCC licenses. Prior to January 1, 2002, we amortized both FCC licenses and related goodwill over the same period, using the same straight-line method. In connection with this reclassification, we recorded an additional deferred tax liability of $574 million as of January 1, 2002, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to FCC licenses, consistent with the approach of treating FCC licenses as the residual in the purchase price allocations for transactions in which the predominant assets acquired were FCC licenses. We also acquired about $288 million of FCC licenses in the first quarter 2002. In accordance with SFAS No. 142, we present FCC licenses and goodwill as of March 31, 2002 net of accumulated amortization.

      Our intangible assets as of March 31, 2002 and December 31, 2001 are as follows after the reclassifications discussed above (in millions):

	March 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets
International licenses	$197	$5	$192	$192	$—	$192
Customer lists	130	35	95	114	25	89
Other	30	11	19	24	9	15

	357	51	306	330	34	296

Unamortized intangible assets
FCC licenses	6,323	—	6,323	6,547	1,086	5,461
Goodwill (Domestic segment)	21	—	21	22	1	21

	6,344	—	6,344	6,569	1,087	5,482

Total intangible assets	$6,701	$51	$6,650	$6,899	$1,121	$5,778

Debt financing costs, net			277			289

			$6,927			$6,067

      We recorded aggregate amortization expense of $14 million for the three months ended March 31, 2002 and $59 million for the three months ended March 31, 2001. Had we adopted SFAS No. 142 effective January 1, 2001 and accordingly not amortized our FCC licenses and goodwill, the financial results for the three months ended March 31, 2001 would have been as follows:

Three Months
Ended
March 31, 2001

Loss before income tax (expense) benefit (in millions)
As reported	$(386)

Pro forma	$(351)

Loss attributable to common stockholders (in millions)
As reported	$(428)

Pro forma	$(717)

Loss per share attributable to common stockholders, basic and diluted
As reported	$(0.56)

Pro forma	$(0.94)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      The pro forma loss attributable to common stockholders and the pro forma loss per share attributable to common stockholders in the table above include the effects of a one-time cumulative income tax charge of $300 million and an incremental first quarter 2001 income tax charge of $11 million. These 2001 charges are similar in nature to the actual income tax charges recorded in the first quarter 2002 which are discussed above.

      Based solely on the amortized intangible assets existing at March 31, 2002, we estimate the amortization expense for each of the succeeding five years ending December 31 to be: $61 million for 2002, $58 million for 2003, $40 million for 2004, $14 million for 2005 and $12 million for 2006. Actual amortization expense to be reported in future periods could differ from these estimates as a result of license acquisitions, changes in exchange rates and other relevant factors.

      Upon adoption of SFAS No. 142, we tested all of our FCC licenses for impairment and concluded that there was no impairment as of January 1, 2002 as the fair value of these licenses was greater than their carrying value.

      We concluded, based on the guidance in Emerging Issues Task Force Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” that the unit of accounting for our 800 MHz and 900 MHz FCC licenses is our nationwide footprint. We used a residual value approach wherein we measured the fair value of these licenses by deducting the fair values of our domestic net assets, other than licenses, from our domestic reporting unit’s fair value, which was determined based on discounted cash flows.

      NII Holdings wrote off its entire goodwill carrying value as of December 31, 2001 in connection with its revised business plan. Additionally, its portfolios of wireless communications licenses continue to be accounted for as intangible assets with finite lives of 20 years. Accordingly, NII Holdings did not have any unamortized intangible assets subject to the impairment testing requirements of SFAS No. 142 as of January 1, 2002.

      New Accounting Pronouncement. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We are evaluating the impact of adopting SFAS No. 145 on our financial position and results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees previously reported in periods prior to 2000 as follows:

	2002	2001

	(in millions)
Three months ended March 31	$51	$73

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 2.     First Quarter 2002 Developments

      Restructuring. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter 2002, of which about $31 million related to vacating unneeded facilities. As of March 31, 2002, we had $32 million of the charge accrued as a liability. Also during the first quarter 2002, NII Holdings recorded $5 million in restructuring and other charges.

      Chadmoore Acquisition. In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets for an aggregate cash purchase price of $130 million. As the purchase price was allocated on a preliminary basis, adjustments may be necessary.

      Preferred Stock Conversion. In March 2002, Digital Radio, L.L.C., an affiliate of Craig O. McCaw, converted 2.5 million shares of class A preferred stock into 15.0 million shares of class A common stock.

      Argentine Foreign Currency Losses. During the first quarter 2002, as a result of the devaluation of the Argentine peso, NII Holdings recorded $77 million in foreign currency transaction losses related to its U.S. dollar denominated liabilities in Argentina, primarily its Argentine credit facilities.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.  Long-Term Debt, Capital Lease and Finance Obligations

	March 31,	December 31,
	2002	2001

	(dollars in millions)
Domestic
10.65% senior redeemable discount notes due 2007, net of unamortized discount of $39 and $59	$801	$781
9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $60 and $86	1,069	1,043
4.75% convertible senior notes due 2007	354	354
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $132 and $168	1,495	1,459
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3	297	297
9.375% senior serial redeemable notes due 2009	2,000	2,000
5.25% convertible senior notes due 2010	1,150	1,150
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $4 and $11	1,254	1,261
6% convertible senior notes due 2011	1,000	1,000
Bank credit facility	4,500	4,500
Other	18	19

Total domestic long-term debt	13,938	13,864
Less domestic current portion	(98)	(49)

	$13,840	$13,815

International
13% senior redeemable discount notes due 2007, issued by NII Holdings, net of unamortized discount of $10 and $26	$520	$504
12.125% senior serial redeemable discount notes due 2008, issued by NII Holdings, net of unamortized discount of $56 and $69	433	420
12.75% senior serial redeemable notes due 2010, issued by NII Holdings, net of unamortized discount of $5 and $5	451	451
NII Holdings’ credit facilities	483	490

Total NII Holdings’ debt, nonrecourse to and not held by parent	1,887	1,865
Less NII Holdings’ current portion	(1,887)	(1,865)

	$—	$—

Consolidated
Total consolidated debt	$15,825	$15,729
Less current portion	(1,985)	(1,914)

	$13,840	$13,815

Domestic capital lease and finance obligations
Capital lease obligations	$293	$308
Finance obligation	693	693

Total capital lease and finance obligations	986	1,001
Less current portion	(99)	(96)

	$887	$905

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      On December 31, 2001, NII Holdings’ Argentine operating company failed to make a scheduled principal payment of $8 million under its Argentine credit facilities. On February 1, 2002, NII Holdings failed to make a $41 million interest payment due on its 12.75% senior serial redeemable notes due 2010. Furthermore, on March 31, 2002, NII Holdings failed to make a $1 million interest payment due on its $57 million vendor credit facility with Motorola. Also on March 31, 2002, NII Holdings’ Argentine operating company failed to make a second scheduled principal payment of $8 million as well as an interest payment of $1 million to the lenders under its Argentine credit facilities. As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration, and is therefore classified in current liabilities. NII Holdings’ lenders are free to pursue any of their respective remedies under these agreements, including, in the case of the Motorola and Argentine credit facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations.

Note 4.  Derivative Instruments and Hedging Activities

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

      In July 2001, we entered into interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the three months ended March 31, 2002, relating to the ineffectiveness of these fair value hedges. As of March 31, 2002, we have recognized the interest rate swaps at their fair values of $7 million, consisting of $3 million in interest receivable and $4 million in other assets, with an offsetting $4 million adjustment to the carrying value of our hedged debt.

      We also use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of March 31, 2002, we have recognized all of our cash flow hedges at their fair values of $85 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $7 million, representing the effective portion of the change in its fair value as of March 31, 2002, is reported in other comprehensive loss and will be reclassified to interest expense in the same period during which our hedged debt affects interest expense. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting, and changes in the fair values of our swaps not qualifying for hedge accounting, are recognized in our statement of operations in the period of the change. Interest expense includes a gain of $2 million for the three months ended March 31, 2002 and a loss of $4 million for the three months ended March 31, 2001, representing changes in the fair values of our swaps not qualifying for hedge accounting. There was no net effect on interest expense for the three months ended March 31, 2002 and 2001 relating to the ineffective portion of the change in fair value of our swap qualifying for hedge accounting.

Note 5.  Contingencies

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

Note 6.  Mandatorily Redeemable Preferred Stock

	March 31,	December 31,
	2002	2001

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 887,321 and 859,391 shares issued; 887,310 and 859,380 shares outstanding; stated at liquidation value	$912	$883
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 1,164,677 and 1,133,161 shares issued; 1,164,663 and 1,133,147 shares outstanding; stated at liquidation value	1,181	1,149
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	84	82

	$2,177	$2,114

Note 7.  Segment Reporting

      We operate in two business segments: domestic and international. These reportable segments are strategic business units that are in different phases of development that we manage and finance separately based on the fundamental differences in their operations. We define segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and other charges.

			Intercompany				Intercompany
	Domestic	International	Eliminations	Consolidated	Domestic	International	Eliminations	Consolidated

	(in millions)

	Three Months Ended March 31, 2002				Three Months Ended March 31, 2001

Operating revenues	$1,957	$199	$(1)	$2,155	$1,603	$139	$—	$1,742

Segment earnings (losses)	$586	$25	$(1)	$610	$353	$(34)	$(1)	$318
Restructuring and other charges	(35)	(5)	—	(40)	—	—	—	—
Depreciation and amortization	(382)	(17)	—	(399)	(338)	(56)	—	(394)
Interest expense	(273)	(79)	26	(326)	(286)	(72)	—	(358)
Interest income	15	1	—	16	74	5	—	79
Other expense, net	(25)	(74)	—	(99)	(21)	(10)	—	(31)

Loss before income tax (expense) benefit	$(114)	$(149)	$25	$(238)	$(218)	$(167)	$(1)	$(386)

Capital expenditures	$486	$69	$—	$555	$660	$220	$—	$880

	March 31, 2002				December 31, 2001

Property, plant and equipment, net	$9,036	$392	$—	$9,428	$8,924	$350	$—	$9,274

Identifiable assets	$19,432	$1,134	$1,892	$22,458	$19,083	$1,244	$1,737	$22,064

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2001 annual report on Form 10-K, including the discussion regarding our critical accounting policies and our future domestic contractual obligations. Historical results may not indicate future performance. See “Forward Looking Statements.”

      We provide digital mobile communications throughout the United States by offering integrated wireless services under the Nextel® brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, is referred to as integrated Digital Enhanced Network, or iDEN®, technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel Wireless Web” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      As of March 31, 2002:

•	we had about 9.17 million handsets in service in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc. was operational in 197 of the top 200 metropolitan statistical areas in the United States.

      We owned about 32% of the common stock of Nextel Partners as of March 31, 2002. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 55 of the top 200 metropolitan statistical areas in the United States ranked by population.

      In addition to our domestic operations, we have ownership interests in international wireless companies through our substantially wholly owned subsidiary, NII Holdings. NII Holdings, through its operating subsidiaries, provides wireless communications services targeted at meeting the needs of business customers in selected international markets. Its principal operations are in selected major business centers and related transportation corridors in Mexico, Brazil, Argentina and Peru. As of March 31, 2002, NII Holdings had about 1.16 million digital handsets in service in its Latin American markets.

      Our condensed consolidated financial statements include the accounts of NII Holdings and its consolidated subsidiaries. Since December 31, 2001, NII Holdings and its operating subsidiaries have failed to make scheduled principal and interest payments on its credit facilities and 12.75% senior notes. For additional information, see note 3, “Long-Term Debt, Capital Lease and Finance Obligations,” in our condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q. As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration, and is therefore classified in current liabilities. NII Holdings’ lenders are free to pursue any of their respective remedies under these agreements, including, in the case of the Motorola and Argentine credit facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations. If NII Holdings is unable to obtain additional funding or successfully restructure its obligations, it may be required to reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of assets. More detailed information relating specifically to NII Holdings may be found in the reports filed by NII Holdings under the Securities and Exchange Act of 1934. In April 2002, Messrs. Conway, Donahue, Judson and Weibling resigned from NII Holdings’ board of directors.

      NII Holdings’ revised business plan contemplates a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. Consequently, NII Holdings’ consolidated operating revenues and expenses are not expected to continue to grow at the same rate as they have in the past. In addition, NII Holdings’ plan to focus substantially all of its available funding towards continuing the growth of its Mexican operations will significantly reduce the growth of its other operations. As a result, NII Holdings’ consolidated operating revenues and expenses in 2002 are expected to be less than amounts reported in 2001. See “Forward Looking Statements.”

Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services, variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers, and activation fees.

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

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Therefore, handset revenues recognized in the current period largely reflect amortization of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile network. Accordingly, this multiple element arrangement is not accounted for separately.

      Cost of revenues primarily consists of the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing wireless service consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, maintenance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the costs of activation and handset sales over the expected customer relationship periods of up to four years in amounts equivalent to revenue recognized from activation fees and handset sales. Costs in excess of the revenue generated by activation fees and handset sales are expensed at the time of sale.

      Our operating revenues and the variable component of the cost of handset and accessory sales are influenced primarily by the number of handsets sold or in service and not necessarily by the number of customers, as one customer may purchase one or many handsets.

Operating revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Domestic	$1,957	91%	$1,603	92%	$354	22%
International	199	9%	139	8%	60	43%
Intercompany eliminations	(1)	—	—	—	(1)	—

Operating revenues	$2,155	100%	$1,742	100%	$413	24%

Digital handsets in service at end
of period for consolidated					Handsets	Percent
subsidiaries (handsets in thousands)
Domestic	9,167	—	7,199	—	1,968	27%
International	1,208	—	935	—	273	29%

      Domestic service revenues. Domestic service revenues increased $336 million or 23% from the first quarter 2001 to the first quarter 2002 to $1.83 billion principally as a result of a 27% increase in domestic handsets in service. Average monthly revenue per domestic handset decreased from about $71 during the first quarter of 2001 to about $68 during the first quarter 2002. Additionally, as compared to the same period in 2001, average monthly minutes of use per subscriber increased 15% in the first quarter 2002 to about 590 minutes. We attribute both the decrease in average monthly revenue per domestic handset and the increase in minutes of use per subscriber to the introduction of pricing plans providing more minutes of use at a lower price to the subscriber. These plans typically include a fixed amount of interconnect minutes combined with an unlimited or fixed amount of digital two-way radio service, unlimited Nextel Wireless Web services, free incoming calls or free long distance service, all for a stated package price.

      The growth in handsets in service is the result of a number of factors, principally:

•	the introduction of more pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	our differentiated products and services, including enhanced Nextel Direct Connect and Nextel Wireless Web;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	handset pricing promotions and increased handset choices; and

•	increased sales force and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      For the full year 2002, we currently expect our average monthly revenue per domestic handset to remain at a similar level to that experienced in the first quarter 2002 due to revenue enhancement initiatives being implemented during the year. These initiatives include additional charges to customers that we implemented in the first quarter 2002 to recover some costs of government mandated telecommunications services such as

Enhanced 911 and number portability. However, our average monthly revenue per domestic handset could be adversely affected in the future:

•	as we continue to migrate existing customers to lower priced service offering packages; or

•	if competitive pressures require us to:

•	further restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to certain short-term, market specific situations, such as special introductory pricing or packages that may be offered by other wireless providers launching their service, or particular new product or service offerings, in a particular market.

      Domestic handset and accessory revenues. Domestic handset and accessory revenues increased $18 million or 17% from the first quarter 2001 to the first quarter 2002 to $126 million. In accordance with our revenue recognition policy and Staff Accounting Bulletin, or SAB, No. 101, we recognize handset sales on a straight-line basis over the expected customer relationship period. Handset revenues recognized in the current period largely reflect amortization of handset sales that occurred and were deferred in prior periods. During the first quarter 2002, we experienced an increase in sales of our new feature rich and higher priced handsets to new and existing subscribers.

      International revenues. The increase in international operating revenues from the first quarter 2001 to the first quarter 2002 consists of a $59 million or 45% increase in wireless service revenues to $191 million and a $1 million or 14% increase in revenues from digital handset and accessory sales to $8 million. Operating revenues increased primarily as a result of a 29% increase in the number of digital handsets in service in NII Holdings’ consolidated markets from the first quarter 2001 to the first quarter 2002. The increase is primarily attributable to NII Holdings’ Mexican operating company and reflects, in part, the implementation of NII Holdings’ revised business plan under which NII Holdings is focusing substantially all of its available funding towards continuing the growth of its Mexican operations. Additionally, the successful introduction of higher priced service plans, primarily in Mexico, contributed to the increase.

Cost of revenues.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Domestic	$656	30%	$627	36%	$29	5%
International	81	4%	71	4%	10	14%
Intercompany eliminations	(1)	—	—	—	(1)	—

Cost of revenues	$736	34%	$698	40%	$38	5%

      Domestic cost of service revenues. Domestic cost of service revenues increased $54 million or 18% from the first quarter 2001 to the first quarter 2002 to $351 million primarily as a result of a 25% increase in costs incurred related to variable interconnect fees on higher minutes of use and a 20% increase in costs incurred related to direct switch and transmitter and receiver site costs including rent, utility and fixed interconnection costs. Total system minutes of use increased 48% from the first quarter 2001 to the first quarter 2002 principally due to the larger number of handsets in service as well as the 15% increase in average monthly minutes of use per subscriber in the first quarter 2002 compared to the first quarter 2001. This increase in variable interconnection cost from increased system minutes of use was partially offset by rate savings achieved through new agreements with service providers. The direct switch and transmitter and receiver site costs increased primarily due to a 19% increase in transmitter and receiver sites and related equipment and a 9% increase in the number of switches we placed in service from the first quarter 2001 to the first quarter 2002.

      We expect the cost of domestic service revenues in 2002 to increase as subscriber usage of our digital mobile network increases and as we place more sites and switches into service to add capacity and coverage to our network.

      Domestic cost of handset and accessory sales. Domestic cost of handset and accessory sales decreased $25 million or 8% from the first quarter 2001 to the first quarter 2002 to $305 million. In accordance with SAB No. 101, a portion of our cost of handset sales is being recognized over the expected customer relationship period in amounts equivalent to revenue recognized from handset sales. The primary impact on the current quarter cost of handset and accessory sales is the cost in excess of revenue generated by the current quarter’s handset sales, which is expensed as incurred. This amount decreased from the first quarter 2001 to the first quarter 2002 primarily due to higher priced handsets sold.

      International cost of revenues. The increase in international cost of revenues from the first quarter 2001 to the first quarter 2002 consists of a $19 million or 54% increase in cost of providing wireless services to $54 million, offset by a $9 million or 25% decrease in cost of digital handset and accessory sales to $27 million. The decrease in international cost of digital handset and accessory sales is primarily due to the decrease in the number of digital handsets sold in the first quarter 2002 as compared to the first quarter 2001 as a result of the implementation of NII Holdings’ revised business plan.

      The increase in the cost of providing international wireless services is primarily attributable to:

•	an increase in costs related to variable interconnect fees on increased minutes of use primarily in Brazil and Mexico, partially due to a larger number of handsets in service; and

•	an increase in site ground lease and utility expenses incurred due to a 39% increase in the number of international transmitter and receiver sites placed in service by NII Holdings from the first quarter 2001 to the first quarter 2002.

Selling, general and administrative expenses.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Domestic	$346	16%	$327	19%	$19	6%
International	36	2%	47	3%	(11)	(23)%

Selling and marketing	$382	18%	$374	22%	$8	2%

Domestic	$369	17%	$296	17%	$73	25%
International	57	3%	55	3%	2	4%
Intercompany eliminations	1	—	1	—	—	—

General and administrative	$427	20%	$352	20%	$75	21%

Selling, general and administrative	$809	38%	$726	42%	$83	11%

      Domestic selling and marketing. The increase in domestic selling and marketing expenses from the first quarter 2001 to the first quarter 2002 primarily reflects increased costs incurred in connection with growing our customer base, including:

•	a $13 million or 15% increase in sales and marketing payroll and related expenses, consisting primarily of costs associated with additional employees related to our Nextel stores acquired and opened beginning in May 2001, and

•	a $12 million or 13% increase in other general selling and marketing expenses, including facilities costs related to our Nextel stores; offset by

•	a $6 million or 4% decrease in commissions and residuals earned by indirect dealers and distributors.

      Domestic selling and marketing expenses decreased as a percentage of consolidated operating revenues primarily as a result of lower indirect commissions as a result of decreased handset sales through our indirect channels and an increased reliance on our direct channels.

      International selling and marketing. The $11 million decrease in international selling and marketing expenses from the first quarter 2001 to the first quarter 2002 is primarily attributable to decreased commissions to indirect dealers and distributors as a result of the implementation of NII Holdings’ revised business plan.

      Domestic general and administrative. Domestic general and administrative expenses increased from the first quarter 2001 to the first quarter 2002 primarily as a result of:

•	a $38 million or 69% increase in bad debt expense, which has increased as a percentage of domestic operating revenues from 3.4% in the first quarter 2001 to 4.8% in the first quarter 2002;

•	a $31 million or 27% increase in expenses related to billing, collection, customer retention and customer care activities, including the costs to support a larger customer base, as well as costs associated with the implementation of our new billing and customer care system, which was put into operation in the first quarter 2002 and is expected to be fully operational by mid-2002; and

•	a $4 million increase in personnel, facilities and general corporate expenses.

      During the second and third quarters of 2001, bad debt expense increased as a percentage of domestic operating revenues from the first quarter 2001 primarily due to the impact of a slow economy and aggressive promotions during 2001. This increase in bad debt has resulted in an ongoing increased focus on and strengthening of our credit policies and procedures, including modifying credit scoring models and requiring more forms of identification and deposits from more customers, limiting account sizes for designated high risk accounts and suspending accounts earlier than in the past. As a result of these initiatives, bad debt expense as a percentage of domestic operating revenues improved from 5.5% in the third quarter 2001 to 4.8% in the first quarter 2002.

      The aggregate amount of domestic selling, general and administrative expenses is expected to increase as a result of a number of factors, including but not limited to:

•	increasing marketing and advertising as we introduce and continue strategic television product placement and national print advertising campaigns designed to increase brand awareness in our markets;

•	costs associated with operating our Nextel stores acquired and opened beginning in May 2001 and the additional Nextel stores we plan to open in 2002; and

•	costs associated with billing, collection, bad debt, customer retention and customer care activities to support a growing customer base partially offset by savings expected from our new outsourcing arrangements and a new billing and customer care system.

      International general and administrative. International general and administrative expenses remained relatively flat from the first quarter 2001 to the first quarter 2002 primarily due to:

•	an increase in personnel, information technology, facilities and general corporate expenses as well as billing, collection and customer care activities in Mexico to support growth in operations and a larger customer base; and

•	an increase in international bad debt expense of $4 million or 50%, primarily in Argentina as a result of a weakening of the Argentine economy, which has been increasing as a percentage of revenues; offset by

•	a decrease in personnel, information technology, facilities and general corporate expenses in NII Holdings’ corporate headquarters and in Brazil.

Segment earnings (losses).

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Domestic earnings	$586	27%	$353	20%	$233	66%
International earnings (losses)	25	1%	(34)	(2)%	59	174%
Intercompany eliminations	(1)	—	(1)	—	—	—

Segment earnings	$610	28%	$318	18%	$292	92%

      We define segment earnings as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as restructuring and other charges. Based on the current stage of development of each of our reportable segments, most of our operating revenues, identifiable assets and segment earnings pertain to our domestic operations.

      Domestic segment earnings. Domestic segment earnings as a percentage of consolidated operating revenues have increased primarily due to:

•	increased revenues from a larger customer base;

•	decreased losses incurred in selling handsets; and

•	decreased selling and marketing costs as a percentage of domestic operating revenues.

We expect domestic segment earnings to increase in 2002 as compared to 2001 partially as a result of, among other things, cost savings we expect to achieve through economies of scale and increased operating efficiencies. However, if general economic conditions worsen, if competitive conditions in the wireless telecommunications industry worsen or if our new handset or service offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our domestic segment earnings. See “Forward Looking Statements.”

      International segment earnings (losses). International segment earnings (losses) improved due to:

•	increased operating revenues from growth in NII Holdings’ customer base; and

•	decreased aggregate amounts of digital handset costs and related commissions resulting from decreased handset sales as a result of the implementation of NII Holdings’ revised business plan; offset by

•	operating costs associated with the build-out of the international digital mobile networks and higher customer minutes of use.

Depreciation and amortization.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Depreciation	$385	18%	$335	19%	$50	15%
Amortization	14	1%	59	3%	(45)	(76)%

Depreciation and amortization	$399	19%	$394	22%	$5	1%

      Domestic depreciation increased $74 million from the first quarter 2001 to the first quarter 2002 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing markets primarily to enhance the coverage and capacity of our digital mobile networks and increased depreciation as a result of our shortening the useful lives of some assets in the fourth quarter 2001 due to our customer care and information technology outsourcing arrangements. This increase is slightly offset by the impact of fully depreciated assets.

      International depreciation decreased $24 million from the first quarter 2001 to the first quarter 2002 primarily as a result of NII Holdings’ write-down of substantially all of its long-lived assets in the fourth quarter 2001 in connection with its revised business plan. As a result, we expect that international depreciation expense in the remainder of 2002 will continue to be less than the amounts recorded for comparable periods of 2001.

      Domestic amortization decreased $30 million from the first quarter 2001 to the first quarter 2002. The decrease is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which domestic goodwill and FCC licenses are no longer amortized effective January 1, 2002.

      International amortization decreased $15 million from the first quarter 2001 to the first quarter 2002 primarily as a result of NII Holdings’ write-down of substantially all of its long-lived assets in the fourth quarter 2001 in connection with its revised business plan. As a result, we expect that international amortization expense in the remainder of 2002 will continue to be less than the amounts recorded for comparable periods of 2001.

Restructuring charges, interest and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Restructuring and other charges	$(40)	(2)%	$—	—	$(40)	—
Interest expense	(326)	(15)%	(358)	(21)%	32	9%
Interest income	16	1%	79	5%	(63)	(80)%
Equity in losses of unconsolidated affiliates	(25)	(1)%	(21)	(1)%	(4)	(19)%
Foreign currency transaction losses, net	(72)	(3)%	(10)	(1)%	(62)	NM
Other, net	(2)	—	—	—	(2)	NM
Income tax (expense) benefit	(353)	(16)%	14	1%	(367)	NM
Loss attributable to common stockholders	(654)	(30)%	(428)	(25)%	(226)	(53)%

NM—Not Meaningful

     In January 2002, we announced a five-year information technology outsourcing agreement with EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter 2002, of which about $31 million related to vacating unneeded facilities. Also during the first quarter 2002, NII Holdings recorded $5 million in restructuring and other charges.

      The $32 million decrease in interest expense from the first quarter 2001 to the first quarter 2002 resulted primarily from a reduction in the weighted average interest rate for our domestic bank credit facility and from the repurchase by Nextel Communications, Inc. of some of NII Holdings’ senior notes in the third quarter 2001 and the resulting elimination in consolidation of the interest expense associated with these senior notes. This decrease in interest expense is partially offset by the issuance in January 2001 of our 9.5% senior notes and the issuance in May 2001 of our 6% convertible notes.

      The $63 million decrease in interest income from the first quarter 2001 to the first quarter 2002 is primarily due to a decrease in interest rates as well as a lower average cash and short-term investments balance in 2002.

      The $4 million increase in equity in losses of unconsolidated affiliates from the first quarter 2001 to the first quarter 2002 is due to increased losses attributable to our equity method investment in Nextel Partners.

      The $72 million foreign currency transaction loss in the first quarter 2002 is primarily due to a $77 million foreign currency transaction loss recorded by NII Holdings as a result of the devaluation of the Argentine peso related to its U.S. dollar denominated liabilities in Argentina, primarily its Argentine credit facilities. The $10 million foreign currency transaction loss in the first quarter 2001 is primarily attributable to the weakening of the Brazilian real as a result of the economic environment in both Brazil and Argentina.

      The increase in the income tax expense in the first quarter 2002 is primarily attributable to the adoption of SFAS No. 142, as a result of which we incurred non-cash charges of $350 million to income tax expense. For more detailed information, see note 1 to the condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

      We had losses attributable to common stockholders of $654 million for the three months ended March 31, 2002, including restructuring and other charges of $40 million and non-cash income tax expense charges of $350 million. For the three months ended March 31, 2001, we had losses attributable to common stockholders of $428 million. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to exceed operating revenues through 2003. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash flows. Net cash provided by operating activities of $462 million during the three months ended March 31, 2002 improved by $153 million compared to net cash provided by operating activities of $309 million during the three months ended March 31, 2001. This improvement in net cash provided by operating activities reflects the implementation of cash conservation measures by NII Holdings and the improved performance of our domestic operations from our achievement of certain economies of scale and from the growth in our domestic customer base.

      Net cash used in investing activities of $987 million during the three months ended March 31, 2002 increased by $208 million as compared to $779 million during the three months ended March 31, 2001 primarily due to a $715 million increase in net cash used to purchase short term investments from the three months ended March 31, 2001 to the three months ended March 31, 2002 offset by:

•	a $334 million decrease in cash paid for capital expenditures; and

•	a $173 million decrease in cash paid for purchases of licenses, acquisitions, investments and other.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile networks continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $671 million during the three months ended March 31, 2002 and $1,005 million during the three months ended March 31, 2001, including $72 million during 2002 and $157 million during 2001 of capital expenditures for NII Holdings. Cash payments for domestic capital expenditures decreased primarily due to a 43% decrease in the number of transmitter and receiver sites placed into service during the first quarter 2002 as compared to the first quarter 2001. We attribute this decrease principally to improved quality of our digital mobile network as well as anticipated future technology improvements. See “Future Capital Needs and Resources — Capital Needs.” Cash payments for international capital expenditures decreased primarily as a result of NII Holdings’ decision in the fourth quarter 2001 to pursue a less aggressive growth strategy. Cash payments for licenses, acquisitions, investments and other totaled $253 million during the three months ended March 31, 2002 and includes the acquisition of 800 MHz and 900 MHz licenses and related assets from Chadmoore Wireless Group.

      Net cash used in financing activities of $34 million during the three months ended March 31, 2002 consisted primarily of repayments under capital lease and finance obligations and long-term credit facilities. Net cash provided by financing activities of $1,242 million during the three months ended March 31, 2001 consisted primarily of $1,245 million in net proceeds from the private placement of our 9.5% senior serial redeemable notes due in 2011.

Future Capital Needs and Resources

Capital Resources.

      As of March 31, 2002, our consolidated capital resources included $3.29 billion of cash, cash equivalents and short-term investments; however, $222 million of those amounts were not available to fund any of the cash needs of our domestic operations due to the terms of NII Holdings’ debt agreements. Therefore, we had available about $3.07 billion of cash, cash equivalents and short-term investments to fund our domestic operations. At March 31, 2002, we also had available to us about $1.5 billion of the revolving loan commitment under our domestic bank credit facility as discussed below. Our resulting total amount of liquidity to fund our domestic operations at March 31, 2002 was about $4.5 billion.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from segment earnings. Since our inception, we have been unable to fund our capital expenditures, spectrum acquisition costs, cash investment activities and debt service payments with the segment earnings generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate greater segment earnings from our business operations, we will be able to use less of our available liquidity and will have less need to raise capital, if any, from the capital markets. To the extent we generate less segment earnings from our business operations, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate segment earnings is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of March 31, 2002, our domestic bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan commitment and $4.5 billion in term loans that have already been fully accessed. Principal repayment begins on the term loans in limited amounts in late 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. The amounts available under the revolving loan commitment decrease in limited amounts beginning at the end of 2002 and continuing until late 2007, when no amounts will remain available under the revolving loan commitment.

      The bank credit agreement requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the bank credit agreement. Some of these tests become more stringent over time. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. As of March 31, 2002, we were in compliance with all financial ratio tests required under our bank credit facility.

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

      Our ability to access additional amounts under the bank credit facility may be restricted by provisions included in some of our public notes and preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of March 31, 2002, we were able to access substantially all of the remaining $1.5 billion available under the bank credit facility.

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

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile network, including payments in connection with contemplated enhancements to our existing iDEN technology to increase voice capacity and to deliver packet data service at higher speeds;

•	operating expenses relating to our domestic digital mobile network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	a potential $500 million payment in connection with the currently proposed public safety spectrum realignment;

•	any potential investment in NII Holdings;

•	debt service requirements; and

•	other general corporate expenditures.

      Capital Expenditures. Our domestic capital expenditures in the first quarter 2002 were $486 million. In the future, our domestic capital spending is expected to be driven by several factors including:

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

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, which Motorola is developing for our expected deployment in 2003. We expect that this upgrade will effectively nearly double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure. See “Forward Looking Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current digital mobile network in future years. However, any anticipated reductions could be more than offset to the extent we deploy new technologies. We will only deploy a new technology when it is warranted by expected customer demand, we have sufficient capital to deploy the technology and the anticipated benefits of services requiring the new technology outweigh the costs of providing those services.

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

      NII Holdings currently has outstanding an aggregate of $2.71 billion of debt that it incurred to construct its network and fund its operations, including $819 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications. The obligations under this debt are solely those of NII Holdings and its subsidiaries, and Nextel Communications is not a party to any of the obligations in respect of that debt. Since debt service payments are a significant portion of NII Holdings’ current and future commitments and because NII Holdings does not believe that funds generated from its operating activities or realistically available from other sources will be sufficient to meet its expected commitments, NII Holdings is reviewing various alternatives to restructure its currently outstanding indebtedness. As part of its cash preservation plan, since December 31, 2001, NII Holdings and its operating subsidiaries have failed to make scheduled principal and interest payments on its credit facilities and 12.75% senior notes. For additional information, see note 3, “Long-Term Debt, Capital Lease and Finance Obligations,” in our condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q.

      As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration, and is therefore classified in current liabilities. NII Holdings’ lenders are free to pursue any of their respective remedies under these agreements, including, in the case of the Motorola and Argentine credit facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations. In addition, NII Holdings’ independent auditors have issued a “going concern” opinion with respect to NII Holdings’ 2001 annual financial statements, which indicates that, in their opinion, substantial doubt exists about NII Holdings’ ability to continue operating.

      Nextel Communications had previously announced that it might elect to provide up to $250 million to NII Holdings if certain conditions were met. Since those conditions have not been met, in April 2002, Nextel Communications withdrew its proposal to provide NII Holdings with up to $250 million. While Nextel Communications continues to evaluate strategic alternatives with respect to NII Holdings, there can be no assurances that Nextel Communications will reach agreement with NII Holdings’ creditors with respect to a potential restructuring of NII Holdings, or provide any additional funds to NII Holdings. If NII Holdings is unable to obtain additional funding or successfully restructure its obligations, it may be required to reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of assets.

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

      In making these assessments, we have considered:

•	cash, cash equivalents and short-term investments on hand and available for our domestic operations as of March 31, 2002 of $3.07 billion;

•	the availability of about $1.5 billion of incremental funding over the amounts outstanding under our domestic bank credit facility;

•	the anticipated level of domestic capital expenditures through 2004, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola in 2003;

•	our scheduled domestic debt service requirements through 2004; and

•	any potential investment in NII Holdings.

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

      Our conclusions that we will be able to fully fund our domestic operations through 2003 and that our domestic operations will achieve “free cash flow positive” status in 2004 also do not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of third generation or other new technologies;

•	costs of compliance with FCC or state regulations to the extent we are unable to recover those costs; and

•	potential material changes to our business plan which could result from the spectrum realignment proposal we filed with the FCC in November 2001, if effected, including a potential related $500 million payment.

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

      We have had and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this quarterly report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

      Finally, the above discussion concerning adequacy of financing and our achievement of “free cash flow positive” status is premised on and considers only the cash on hand and available under existing financing facilities of our domestic operations, and anticipated domestic segment earnings over the relevant periods. Additionally, the achievement of “free cash flow positive” status does not imply that we will choose or be able to maintain such status for any particular period, nor does it imply the presence or likelihood of accounting profits, reported earnings, taxable income or other measures of financial performance, substantially all of which are calculated by taking into consideration non-cash charges, such as depreciation and amortization. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “Forward Looking Statements.”

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including technologies relating to our Nextel Wireless Web services;

•	market acceptance of our new line of Java embedded handsets and service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or third generation services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to successfully scale, in some instances in conjunction with third parties under outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communications services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the success of NII Holdings’ efforts to restructure its indebtedness and obtain additional financing; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in NII Holdings’ reports, filed with the Securities and Exchange Commission, including our respective annual reports on Form 10-K for the year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

      We are exposed to market risk from changes in interest and foreign currency exchange rates and equity prices. Our primary interest rate risk results from changes in the U.S. LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair values and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      NII Holdings’ revenues are denominated in foreign currencies while a significant portion of its operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange rate risks.

      As of March 31, 2002, we held $1.31 billion of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than six months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of March 31, 2002, the fair value of our investment in the common stock of SpectraSite Holdings, Inc., a publicly traded company, totaled $15 million. This investment is reported at its fair value in our condensed consolidated financial statements. Negative fluctuations in the stock price of SpectraSite expose us to equity price risk. A 10% decline in its stock price would result in a $1.5 million decrease in the fair value of our investment in SpectraSite.

      The table below summarizes our market risks as of March 31, 2002 in U.S. dollars. Since our financial instruments expose us to interest rate and foreign currency exchange rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at March 31, 2002. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	estimates from bankers for our domestic bank credit facility;

•	carrying values for NII Holdings’ bank and vendor credit facilities as interest rates are reset periodically, however, as a result of defaults under these facilities, other methods used to determine fair values may result in significantly different amounts;

•	present values of future cash flows for capital lease and finance obligations using discount rates available for similar obligations; and

•	estimates from bankers to settle interest rate swap agreements.

      Notes 7, 8 and 11 to the consolidated financial statements included in our 2001 annual report on Form 10-K contain descriptions of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity
								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(U.S. dollars in millions)
I. Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock
Fixed Rate(1)	$1,544	$106	$115	$120	$113	$12,604	$14,602	$7,484
Average Interest Rate	12%	9%	9%	9%	9%	9%	10%
Variable Rate(2)	$531	$199	$327	$433	$466	$3,045	$5,001	$4,223
Average Interest Rate	7%	4%	4%	4%	4%	5%	5%
Interest Rate Swaps
Variable to Fixed(3)	$—	$—	$—	$—	$570	$—	$570	$(74)
Average Pay Rate	—	—	—	—	8%	—	8%
Average Receive Rate	—	—	—	—	2%	—	2%
Variable to Variable	$—	$400	$—	$—	$—	$—	$400	$(11)
Average Pay Rate	—	5%	—	—	—	—	5%
Average Receive Rate	—	2%	—	—	—	—	2%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$7
Average Pay Rate	—	—	—	—	—	5%	5%
Average Receive Rate	—	—	—	—	—	10%	10%
II. Foreign Currency Exchange Rate Sensitivity
Long-Term Debt
Fixed Rate	$1,475	$—	$—	$—	$—	$—	$1,475	$49
Average Interest Rate	13%	—	—	—	—	—	13%
Variable Rate	$483	$—	$—	$—	$—	$—	$483	$483
Average Interest Rate	7%	—	—	—	—	—	7%

(1)	Fixed rate amounts maturing in 2002 include $1,475 million of debt of NII Holdings, nonrecourse to and not held by parent, callable or subject to acceleration by third parties.

(2)	Variable amounts maturing in 2002 include $483 million of debt of NII Holdings, nonrecourse to and not held by parent, callable or subject to acceleration by third parties.

(3)	This interest rate swap requires a cash settlement in October 2003.

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We are involved in certain legal proceedings that are described in our 2001 annual report on Form 10-K. During the three months ended March 31, 2002, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2001 annual report on Form 10-K.

Item 3.  Defaults Upon Senior Securities.

      As previously discussed in this quarterly report on Form 10-Q, on December 31, 2001, NII Holdings’ Argentine operating company failed to make a scheduled principal payment of $8 million under its Argentine credit facilities. On February 1, 2002, NII Holdings failed to make a $41 million interest payment due under its 12.75% senior serial redeemable notes due 2010. Furthermore, on March 31, 2002, NII Holdings failed to make a $1 million interest payment due on its $57 million vendor credit facility with Motorola. Also on March 31, 2002, NII Holdings’ Argentine operating company failed to make a second scheduled principal payment of $8 million as well as an interest payment of $1 million to the lenders under its Argentine credit facilities. As a result of these events of default and the operation of cross-default provisions contained in NII Holdings’ debt arrangements, NII Holdings’ entire debt balance is callable or subject to acceleration. NII Holdings’ lenders are free to pursue any of their respective remedies under these agreements, including, in the case of the Motorola and Argentine credit facilities, seizing the assets of NII Holdings and its subsidiaries that are pledged as collateral. NII Holdings is currently in discussions with its various creditors regarding the restructuring of its debt obligations.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

10.1*	Amendment 004 dated March 15, 2002 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel Communications and Motorola.
10.2*	Amendment 004 dated March 22, 2002 to Availability/ Outage Goals for 2002 to iDEN Infrastructure [*] Supply Agreement date April 13, 1999, as amended, between Nextel Communications and Motorola.

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on January 3, 2002 reporting under Item 5 the announcement that NII Holdings’ Argentine operating company failed to make scheduled principal payments due under its Argentine credit facilities.

2.	Current report on Form 8-K dated and filed on January 17, 2002 reporting under Item 5 the announcement that Nextel Communications and IBM entered into a customer care management outsourcing agreement.

3.	Current report on Form 8-K dated and filed on February 1, 2002 reporting under Item 5 the announcement that NII Holdings failed to make an interest payment due under its 12.75% senior serial redeemable notes due 2010.

4.	Current report on Form 8-K dated and filed on February 5, 2002 reporting under Item 5 the announcement of certain preliminary financial and other information for the first quarter 2002.

5.	Current report on Form 8-K dated and filed on February 19, 2002 reporting under Item 5 NII Holdings’ announcement of certain financial and other information for the first quarter 2002.

6.	Current report on Form 8-K dated and filed on February 21, 2002 reporting under Item 5 the announcement of certain financial and other information for the first quarter 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: May 15, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1*	Amendment 004 dated March 15, 2002 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel Communications and Motorola.
10.2*	Amendment 004 dated March 22, 2002 to Availability/ Outage Goals for 2002 to iDEN Infrastructure [*] Supply Agreement date April 13, 1999, as amended, between Nextel Communications and Motorola.

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.