Form 10-Q
period 2002-06-30
NEXTEL COMMUNICATIONS INC
filed 2002-08-14
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 13, 2002

Class A Common Stock, $0.001 par value	875,017,502
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(in millions)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents, of which $0 and $250 is restricted	$1,299	$2,481
Restricted cash of NII Holdings held in escrow	—	84
Short-term investments	1,388	1,236
Accounts and notes receivable, less allowance for doubtful accounts of $158 and $167	1,153	1,129
Handset and accessory inventory	228	260
Prepaid expenses and other current assets	517	533

Total current assets	4,585	5,723
Investments	92	188
Property, plant and equipment, net of accumulated depreciation of $4,381 and $3,667	9,103	9,274
Intangible assets and other, net of accumulated amortization of $57 and $1,121	6,729	6,067
Other assets	816	812

	$21,325	$22,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$458	$756
Accrued expenses and other	1,366	1,470
Due to related parties	172	341
Current portion of long-term debt, capital lease and finance obligations	249	145
Debt of NII Holdings, nonrecourse to and not held by parent	—	1,865

Total current liabilities	2,245	4,577
Long-term debt	13,250	13,815
Capital lease and finance obligations	865	905
Deferred income taxes	1,588	669
Deferred revenues and other	656	566
Losses in excess of investment in NII Holdings (note 1)	1,408	—

Total liabilities	20,012	20,532

Commitments and contingencies (note 7)
Mandatorily redeemable preferred stock	1,792	2,114
Stockholders’ deficit
Convertible preferred stock, 5 and 8 shares issued and outstanding	191	283
Common stock, class A, 840 and 763 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	9,205	8,581
Accumulated deficit	(9,647)	(9,179)
Deferred compensation, net	(12)	(17)
Accumulated other comprehensive loss	(217)	(251)

Total stockholders’ deficit	(479)	(582)

	$21,325	$22,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Six and Three Months Ended June 30, 2002 and 2001
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues	$4,111	$3,623	$2,154	$1,881

Operating expenses
Cost of revenues	1,241	1,382	585	684
Selling, general and administrative	1,468	1,473	753	747
Restructuring and impairment charges	35	22	—	22
Depreciation	761	700	390	365
Amortization	26	121	15	62

	3,531	3,698	1,743	1,880

Operating income (loss)	580	(75)	411	1

Other income (expense)
Interest expense	(542)	(717)	(269)	(359)
Interest income	31	135	16	56
Gain on retirement of debt, net of debt conversion expense of $47, $0, $47 and $0 (note 5)	139	—	139	—
Equity in losses of NII Holdings (note 1)	(226)	—	(99)	—
Equity in losses of unconsolidated affiliates	(49)	(45)	(24)	(24)
Reduction in fair value of investment	(35)	—	(35)	—
Foreign currency transaction losses, net	—	(55)	—	(45)
Other, net	(1)	(11)	(1)	(11)

	(683)	(693)	(273)	(383)

(Loss) income before income tax (provision) benefit	(103)	(768)	138	(382)
Income tax (provision) benefit (note 1)	(365)	27	(15)	13

Net (loss) income	(468)	(741)	123	(369)
Gain on retirement of mandatorily redeemable preferred stock (note 5)	264	—	264	—
Mandatorily redeemable preferred stock dividends	(125)	(113)	(62)	(57)

(Loss) income attributable to common stockholders	$(329)	$(854)	$325	$(426)

(Loss) earnings per share attributable to common stockholders
Basic	$(0.40)	$(1.12)	$0.39	$(0.56)

Diluted	$(0.40)	$(1.12)	$0.37	$(0.56)

Weighted average number of common shares outstanding
Basic	821	765	841	765

Diluted	821	765	927	765

Comprehensive (loss) income, net of income tax
Unrealized (loss) gain on available-for-sale securities, net	$(7)	$(110)	$13	$52
Foreign currency translation adjustment	44	(59)	18	(13)
Cash flow hedge:
Cumulative effect of accounting change for cash flow hedge	—	(20)	—	—
Reclassification of transition adjustment included in net (loss) income	4	4	2	2
Unrealized (loss) gain on cash flow hedge	(7)	(3)	(17)	9

Other comprehensive income (loss)	34	(188)	16	50
Net (loss) income	(468)	(741)	123	(369)

	$(434)	$(929)	$139	$(319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2002
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2002	8	$283	763	$1	36	$—	$8,581	$(9,179)	$(17)	$(251)	$(582)
Net loss								(468)			(468)
Other comprehensive income										34	34
Issuance of common stock:
Conversion of preferred stock into common stock	(3)	(92)	15	—			92				—
Employee stock purchase plan			1	—			9				9
Exchange of debt securities for common stock			47	—			317				317
Exchange of mandatorily redeemable preferred stock for common stock			14	—			63				63
Deferred compensation and other							4		5		9
Mandatorily redeemable preferred stock:
Dividends							(125)				(125)
Gain on retirement of mandatorily redeemable preferred stock							264				264

Balance, June 30, 2002	5	$191	840	$1	36	$—	$9,205	$(9,647)	$(12)	$(217)	$(479)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(in millions)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(468)	$(741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	182	258
Provision for losses on accounts receivable	173	157
Restructuring and impairment charges	29	—
Stock-based compensation	9	11
Other	(11)	6
Depreciation and amortization	787	821
Gain on retirement of debt	(186)	—
Debt conversion expense	47	—
Equity in losses of unconsolidated affiliates	275	45
Foreign currency transaction losses, net	—	55
Reduction in fair value of investment	35	—
Income tax provision (benefit)	365	(27)
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(361)	(277)
Handset and accessory inventory	6	(86)
Prepaid expenses and other assets	(5)	175
Accounts payable, accrued expenses and other	32	61

Net cash provided by operating activities	909	458

Cash flows from investing activities
Capital expenditures	(1,041)	(1,912)
Proceeds from maturities and sales of short-term investments	1,640	2,979
Purchases of short-term investments	(1,779)	(2,154)
Payments for licenses, acquisitions, investments and other, net of cash acquired	(317)	(739)
Cash relinquished as a result of changing to the equity method of accounting for NII Holdings	(250)	—

Net cash used in investing activities	(1,747)	(1,826)

Cash flows from financing activities
Issuance of debt securities	—	2,250
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(295)	—
Repayments under capital lease and finance obligations	(49)	(36)
Repayments under long-term credit facilities	(1)	(17)
Proceeds from exercise of stock options	—	15
Proceeds from sale-leaseback transactions	1	33
Debt financing costs and other	—	(30)

Net cash (used in) provided by financing activities	(344)	2,215

Net (decrease) increase in cash and cash equivalents	(1,182)	847
Cash and cash equivalents, beginning of period	2,481	2,609

Cash and cash equivalents, end of period	$1,299	$3,456

Non-cash investing and financing activities
Decrease in fair value of marketable equity securities	$—	$(152)
Issuance of class A common stock for retirement and exchange of debt securities and mandatorily redeemable preferred stock	380	—
Increase in finance obligation for digital mobile network equipment	14	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2002.

      NII Holdings. You should also read NII Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2001 and its subsequent quarterly reports on Form 10-Q for matters related to the operations of NII Holdings, our substantially wholly owned subsidiary that provides wireless communications services primarily in selected Latin American markets. On May 24, 2002, NII Holdings announced that it had reached an agreement in principle with its main creditors and filed a voluntary case to restructure its obligations under Chapter 11 of the U.S. Bankruptcy Code in the State of Delaware. On August 8, 2002, NII Holdings began soliciting its existing creditors for approval of a plan of reorganization based on this agreement in principle which contemplates a new infusion of capital into NII Holdings of $190 million, $140 million of which will be in the form of a rights offering of new senior secured notes and equity to existing creditors. Subject to certain conditions, we have agreed to backstop up to $65 million of the rights offering and also to provide $50 million of additional funding in exchange for a U.S.-Mexico cross border spectrum sharing arrangement. Other creditors of NII Holdings have agreed to backstop the remaining $75 million of the rights offering, subject to certain conditions. If the NII Holdings plan of reorganization as presented is approved by NII Holdings’ creditors and the U.S. Bankruptcy Court, we anticipate that our ownership interest in NII Holdings will be reduced to between 37% and 45%. We cannot assure you that the NII Holdings plan of reorganization will be approved or that NII Holdings will successfully complete the proposed restructuring.

      Our condensed consolidated financial statements include the consolidated results of NII Holdings through December 31, 2001. As a result of its bankruptcy filing, we no longer maintain the ability to unilaterally control the operations of NII Holdings. Accordingly, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We believe the equity method is appropriate given our ability to exercise significant influence over the operating and financial policies of NII Holdings. In accordance with the equity method, we stopped recognizing equity in losses of NII Holdings effective in May 2002 as we had recognized $1.4 billion of losses in excess of our investment in NII Holdings through that date. We have reflected these excess losses on the accompanying balance sheet in other long-term liabilities.

      As we presently own substantially all of the equity interests in NII Holdings, we recorded 100% of their operating results through May 2002. We have classified the 2002 net operating results of NII Holdings as equity in losses of NII Holdings in the accompanying statement of operations as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation. Assuming NII Holdings emerges from bankruptcy under its proposed plan of reorganization, we would expect to record a substantial non-cash gain in excess of $1.0 billion at that time. Following emergence from bankruptcy, we expect to account for our new investment in NII Holdings using the equity method which will require us to record our proportionate share of NII Holdings’ results of operations.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Accumulated Other Comprehensive Loss.

	June 30,	December 31,
	2002	2001

	(in millions)
Cumulative foreign currency translation adjustment	$(185)	$(229)
Unrealized loss on cash flow hedge	(24)	(17)
Cumulative effect of accounting change for cash flow hedge	(8)	(12)
Unrealized gain on available-for-sale securities, net	—	7

	$(217)	$(251)

      Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding and potentially issuable during the period. Potentially issuable common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, restricted stock, warrants, stock purchase plans, deferred compensation arrangements and convertible securities. The effect of such potentially issuable common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share” and its interpretations. The calculation of diluted earnings per common share for the three months ended June 30, 2002 excludes the assumed conversion of the 5.25% convertible senior notes due 2010, the zero coupon convertible preferred stock mandatorily redeemable 2013, a portion of the 6% convertible senior notes due 2011, restricted stock, warrants and substantially all stock options. These shares were excluded due to their antidilutive effect.

	Three Months Ended
	June 30, 2002

		Weighted
		Average	Earnings
	Income	Shares	Per
	(Numerator)	(Denominator)	Share

	(in millions, except per share amounts)
Income available to common stockholders	$325	841	$0.39
Effect of assumed conversion of dilutive securities
Convertible preferred stock	—	31	(0.02)
4.75% convertible senior notes due 2007	4	15	—
6.0% convertible senior notes due 2011	15	40	—

	$344	927	$0.37

     Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2002	2001

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,041	$1,912
Changes in capital expenditures accrued and unpaid or financed	(94)	(220)

	$947	$1,692

Interest costs
Interest expense	$542	$717
Interest capitalized	25	68

	$567	$785

Cash paid for interest, net of amounts capitalized	$373	$404

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      Adoption of SFAS No. 142. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, but we are required to test goodwill and intangible assets with indefinite useful lives for impairment at least annually. We will continue to amortize intangible assets that have finite lives over their useful lives.

      As of January 1, 2002, we tested all of our Federal Communications Commission, or FCC, licenses and goodwill for impairment and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We concluded, based on the guidance in Emerging Issues Task Force, or EITF, Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” that the unit of accounting for our 800 MHz and 900 MHz FCC licenses is our nationwide footprint. Using a residual value approach, we measured the fair value of these licenses by deducting the fair values of our domestic net assets, other than FCC licenses, from our domestic reporting unit’s fair value, which was determined based on discounted cash flows.

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the reversal of deferred tax liabilities related to FCC licenses expected to occur during our net operating loss carryforward period. Since we ceased amortizing FCC licenses, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses that will reverse during the carryforward period. Accordingly, we increased our valuation allowance. Additionally, during the first half of 2002, we incurred an incremental $30 million non-cash charge to the income tax provision related to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs.

      On January 1, 2002, we reclassified $898 million of the net carrying value of our goodwill (consisting of a gross carrying value of $1.16 billion and accumulated amortization of $264 million as of December 31, 2001) to FCC licenses. The goodwill arose from transactions predominantly involving the acquisition of FCC licenses, and we believe that the values of our FCC licenses and goodwill are inseparable. Historically, we recorded as goodwill only the amount that represented the deferred tax effects of the acquired FCC licenses. Except for these deferred tax effects, the residual in the purchase price allocation process was accounted for as FCC licenses. Prior to January 1, 2002, we amortized both FCC licenses and related goodwill over the same periods, using the same straight-line method. In connection with this reclassification, we recorded an additional deferred tax liability of $574 million as of January 1, 2002, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to FCC licenses, consistent with the approach of treating FCC licenses as the residual in the purchase price allocations for transactions in which the predominant assets acquired were FCC licenses. On January 1, 2002, we also adjusted the gross carrying values of our FCC licenses and goodwill by the accumulated amortization amounts in accordance with SFAS No. 142.

      We acquired about $330 million of FCC licenses during the six months ended June 30, 2002. The table below summarizes our intangible assets as of June 30, 2002, after the reclassifications discussed above, and as of December 31, 2001. Based only on the amortized intangible assets existing at June 30, 2002, we estimate the amortization expense for each of the succeeding five years ending December 31 to be: $48 million for 2002, $46 million for 2003, $26 million for 2004, $4 million for 2005 and $2 million for 2006. Actual

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

	June 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	$131	$45	$86	$114	$25	$89
International licenses	—	—	—	192	—	192
Other	36	12	24	24	9	15

	167	$57	110	330	34	296

Unamortized intangible assets
FCC licenses	6,365		6,365	6,547	1,086	5,461
Goodwill	21		21	22	1	21

	6,386		6,386	6,569	1,087	5,482

Total intangible assets	$6,553		6,496	$6,899	$1,121	5,778

Debt financing costs, net			233			289

Total intangible assets and other			$6,729			$6,067

      The table below reflects our financial results for the specified periods as if we had adopted SFAS No. 142 effective January 1, 1999 and accordingly not amortized our FCC licenses and goodwill during 1999, 2000 and 2001. The income tax provision adjustments are similar in nature to the actual income tax charges recorded in 2002, which are discussed above.

	Six Months	Three Months	Years Ended December 31,
	Ended	Ended
	June 30, 2001	June 30, 2001	2001	2000	1999

	(in millions, except per share amounts)
Loss before income tax benefit, as reported	$(768)	$(382)	$(3,229)	$(744)	$(1,298)
Amortization of goodwill and FCC licenses recorded	71	36	147	126	122

Pro forma loss before income tax benefit	$(697)	$(346)	$(3,082)	$(618)	$(1,176)

Loss attributable to common stockholders, as reported	$(854)	$(426)	$(2,858)	$(1,024)	$(1,530)
Amortization of goodwill and FCC licenses recorded	71	36	147	126	122
Income tax provision adjustment	(46)	(21)	(70)	(51)	(324)

Pro forma loss attributable to common stockholders	$(829)	$(411)	$(2,781)	$(949)	$(1,732)

Loss per share attributable to common stockholders, basic and diluted, as reported	$(1.12)	$(0.56)	$(3.67)	$(1.35)	$(2.39)
Amortization of goodwill and FCC licenses recorded	0.09	0.05	0.19	0.17	0.19
Income tax provision adjustment	(0.06)	(0.03)	(0.09)	(0.07)	(0.51)

Pro forma loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(0.54)	$(3.57)	$(1.25)	$(2.71)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      New Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. We are required to adopt the provisions of SFAS No. 146 by January 1, 2003. We do not believe that the implementation of these provisions will have a material impact on our financial position or results of operations.

      On April 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 resulted in the classification of our gain on the retirement of debt for the quarter ended June 30, 2002 as other income (expense) in the accompanying statement of operations rather than as an extraordinary item.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. We are currently assessing our legal obligations and, accordingly, have not yet determined the expected impact, if any, of adopting this standard. This statement is effective for fiscal years beginning after June 15, 2002.

      As a result of our adoption in January 2000 of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees previously reported in periods prior to 2000 as follows.

	2002	2001

	(in millions)
Three months ended June 30	$35	$62
Six months ended June 30	85	135

      Reclassification. We have reclassified some prior period amounts to conform to our current period presentation.

Note 2.  2002 Transactions

      Restructuring. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to our planned vacating of unneeded facilities. The following table presents the activities related to the restructuring.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2001			Deductions		June 30, 2002
	Restructuring	Restructuring				Restructuring
	Liability	Charge	Adjustment	Payments	Noncash	Liability

	(in millions)
Facilities	$—	$29	$(4)	$—	$—	$25
Employee separation	—	4	4	(6)	—	2
Asset impairments	—	2	—	—	(2)	—

	$—	$35	$—	$(6)	$(2)	$27

      During the second quarter of 2002, we decreased our facilities charge estimate as a result of our ability to utilize some of the vacated facilities in our ongoing business. The increase to the employee separation charge results from the continuation of a reduction in force initiative started in the first quarter of 2002.

      Chadmoore Acquisition. In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets for an aggregate cash purchase price of $130 million, most of which was paid to Chadmoore in 2002.

      Preferred Stock Conversion. In March 2002, Digital Radio, L.L.C., an affiliate of Craig O. McCaw, converted 2.5 million shares of class A preferred stock into 15.0 million shares of class A common stock.

      Reduction in Fair Value of Investment. In June 2002, we recognized a $35 million other-than-temporary reduction in the fair value of our investment in SpectraSite Holdings, Inc. based on its stock price at June 30, 2002.

Note 3.  Long-Term Debt, Capital Lease and Finance Obligations

	June 30,	December 31,
	2002	2001

	(dollars in millions)
Long-Term Debt
10.65% senior redeemable discount notes due 2007, net of unamortized discount of $16 and $59	$760	$781
9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $34 and $86	1,079	1,043
4.75% convertible senior notes due 2007	334	354
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $91 and $168	1,450	1,459
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3	297	297
9.375% senior serial redeemable notes due 2009	1,901	2,000
5.25% convertible senior notes due 2010	961	1,150
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $26 and $11	1,140	1,261
6% convertible senior notes due 2011	957	1,000
Bank credit facility	4,500	4,500
Other	18	19

Total domestic long-term debt	13,397	13,864
Less domestic current portion	(147)	(49)

	$13,250	$13,815

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	June 30,	December 31,
	2002	2001

	(dollars in millions)
Capital Lease and Finance Obligations
Capital lease obligations	$285	$308
Finance obligation	682	693

Total capital lease and finance obligations	967	1,001
Less current portion	(102)	(96)

	$865	$905

      The above table reflects the purchase and retirement, during the second quarter of 2002, of a total of $653 million in aggregate principal amount at maturity, or $644 million in book value, of our outstanding senior notes. See note 5.

Note 4.  Mandatorily Redeemable Preferred Stock

	June 30,	December 31,
	2002	2001

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 780,150 and 859,391 shares issued; 780,139 and 859,380 shares outstanding; stated at liquidation value	$801	$883
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 892,216 and 1,133,161 shares issued; 892,202 and 1,133,147 shares outstanding; stated at liquidation value	905	1,149
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	86	82

	$1,792	$2,114

      The above table reflects the purchase and retirement, during the second quarter of 2002, of a total of $440 million of aggregate face amount, or $447 million in book value, of our outstanding mandatorily redeemable preferred stock. See note 5.

Note 5.  Retirement of Debt and Mandatorily Redeemable Preferred Stock

      During the second quarter of 2002, we purchased and retired a total of $653 million in aggregate principal amount at maturity of our outstanding senior notes and $440 million of aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 61 million shares of class A common stock and $295 million in cash. As a result of the early retirement of these senior notes, we recognized a gain of $186 million in other income (expense) in the accompanying statement of operations, representing the excess of the carrying values over the purchase price of the purchased and retired notes and the write-off of $6 million of unamortized debt financing costs. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the shares of our class A common stock issued in excess of the shares that the holders would have been entitled had they converted under the original terms of the convertible notes are multiplied by the fair value of the shares on the transaction date and the result is recorded as debt conversion expense of $47 million in other income (expense) in the accompanying statement of operations. As a result of the preferred stock transactions, we recognized a gain of $264 million, representing the excess of the carrying value over the purchase price of the purchased and retired preferred stock and the write-off of $5 million of unamortized financing costs.

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

      In July 2001, we entered into interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the three months and six months ended June 30, 2002 relating to the ineffectiveness of these fair value hedges. As of June 30, 2002, we have recognized the interest rate swaps at their fair values of $41 million, consisting of $15 million in interest receivable and $26 million in other assets, with an offsetting $26 million adjustment to the carrying value of our hedged debt.

      We also use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of June 30, 2002, we have recognized all of our cash flow hedges at their fair values of $100 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $24 million, representing the effective portion of the change in its fair value as of June 30, 2002, is reported in other comprehensive loss and will be reclassified to interest expense in the same period during which our hedged debt affects interest expense. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting, and changes in the fair values of our swaps not qualifying for hedge accounting, are recognized in our statement of operations in the period of the change. Interest expense includes a gain of $1 million and $3 million for the three months and six months ended June 30, 2002, respectively, and a loss of $2 million and $6 million for the three months and six months ended June 30, 2001, respectively, representing changes in the fair values of our swaps not qualifying for hedge accounting. There was no net effect on interest expense for the six months ended June 30, 2002 and 2001 relating to the ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting.

Note 7.  Commitments and Contingencies

      Commitments. In July 2002, we amended our agreement to acquire all of the stock of NeoWorld Communications, Inc., and the equity interests of specified entities owned by NeoWorld, which collectively own and operate 900 MHz specialized mobile radio systems. Pursuant to the agreement, as amended, we have made cash payments to NeoWorld totaling $43 million as of the date hereof and during the latter half of 2002 or the first quarter of 2003 we expect to pay the balance of the purchase price, which is anticipated to range from $220 million to $230 million. Such payment may be made at our election, subject to certain limitations, in cash and/or shares of our class A common stock; however, under certain circumstances, we may be required to make this payment in shares of class A common stock as early as August 29, 2002. We intend to file a registration statement to ensure our ability to pay the balance of the purchase price in shares of our class A common stock in the event we elect, or are required, to pay in shares of class A common stock.

      Contingencies. In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. The defendants have removed the cases to federal

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

court, and the plaintiffs have filed motions to remand back to state court in some of the cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. The cases have been transferred to federal court in Baltimore, Maryland by the judicial panel on Multi-district Litigation and that court has denied plaintiffs’ motion to remand the cases back to state court. Motions to dismiss are pending. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them.

Note 8.  Subsequent Events

      Preferred Stock Conversion. In July 2002, Digital Radio converted 0.2 million shares of class A preferred stock into 1.2 million shares of class A common stock.

      Purchase of Securities. From July 1, 2002 through the date hereof, we have purchased $507 million in aggregate principal amount at maturity, or $500 million in book value, of our senior notes and $226 million in aggregate face value, or $229 million in book value, of our mandatorily redeemable preferred stock in exchange for $205 million in cash and 33 million shares of our class A common stock. As a result, we expect to record a significant gain in the third quarter relating to these transactions. We may, from time to time, as we deem appropriate, enter into similar transactions which in the aggregate may be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2001 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2002, including the discussion regarding our critical accounting policies and our future identified domestic contractual obligations. Historical results may not indicate future performance. See “Forward Looking Statements.”

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

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel Wireless Web” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      As of June 30, 2002:

•	we had about 9.6 million handsets in service in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc. was operational in 197 of the top 200 metropolitan statistical areas in the United States.

      NII Holdings. NII Holdings, Inc., currently a substantially wholly-owned subsidiary of ours, provides wireless communications services through its operating subsidiaries, targeted at meeting the needs of business customers principally in selected Latin American markets. On May 24, 2002, NII Holdings announced that it had reached an agreement in principle with its main creditors and filed a voluntary case to restructure its obligations under Chapter 11 of the U.S. Bankruptcy Code in the State of Delaware. On August 8, 2002, NII Holdings began soliciting its existing creditors for approval of a plan of reorganization based on this agreement in principle. We cannot assure you that the NII Holdings plan of reorganization will be approved or that NII Holdings will successfully complete the proposed restructuring.

      Our condensed consolidated financial statements include the consolidated results of NII Holdings through December 31, 2001. As a result of its bankruptcy filing, we no longer maintain the ability to unilaterally control the operations of NII Holdings. Accordingly, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We believe the equity method is appropriate given our ability to exercise significant influence over the operating and financial policies of NII Holdings. In accordance with the equity method, we stopped recognizing equity in losses of NII Holdings effective in May 2002 as we had recognized $1.4 billion of losses in excess of our investment in NII Holdings through that date. We have reflected these excess losses on the accompanying balance sheet in other long-term liabilities.

      As we presently own substantially all of the equity interests in NII Holdings, we recorded 100% of their operating results through May 2002. We have classified the 2002 net operating results of NII Holdings as equity in losses of NII Holdings in the accompanying statement of operations as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation. Assuming NII Holdings emerges from bankruptcy under its proposed plan of reorganization, we would expect to record a substantial non-cash gain in excess of $1.0 billion at that time. Following emergence from bankruptcy, we expect to account for our new investment in NII Holdings using the equity method which will require us to record our proportionate share of NII Holdings’ results of operations. For additional information, see note 1, “Basis of Presentation, NII Holdings,” to our condensed consolidated financial statements appearing in this quarterly report on Form 10-Q. More detailed information relating specifically to NII Holdings may be found in the reports filed by NII Holdings under the Securities and Exchange Act of 1934.

      Boost Mobile. In association with the Australian founders of the Boost™ brand, we will soon launch a lifestyle-based telecommunications test program, providing Boost Mobile™branded wireless services that will exclusively target the California and Nevada youth markets. Based upon the results of this test, Boost Mobile may consider a broader rollout of this program in 2003.

      Nextel Partners. Nextel Partners provides digital wireless communication services under the Nextel name in mid-sized and tertiary U.S. markets. We owned about 32% of the common stock of Nextel Partners as of June 30, 2002. Nextel Partners has the right to operate in 55 of the top 200 metropolitan statistical areas in the United States ranked by population. More detailed information relating specifically to Nextel Partners may be found in the reports filed by Nextel Partners under the Securities and Exchange Act of 1934.

      In 1999, we entered into agreements relating to the capitalization, governance, financing and operation of Nextel Partners. As previously disclosed, these agreements establish circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for any such a purchase in cash, shares of our stock, or a combination of both. Subject to various limitations and conditions, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008 or if we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements. Subject to various limitations and conditions, we may be required to purchase Nextel Partners’ class A common stock, if we experience a change of control or we breach the operating agreements. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances, the obligation to participate in any sale of our interest. For a more detailed description of these rights and obligations, see exhibits 10.15 to our 2001 annual report on Form 10-K.

Results of Operations

      As described in note 1 to our condensed consolidated financial statements appearing at the beginning of this Form 10-Q, our consolidated results for 2001 include the results of operations of NII Holdings. As further described in note 1, NII Holdings’ 2002 results of operations are accounted for using the equity method. To facilitate a better understanding of our operations, the comparative discussion of 2002 and 2001 in the following results of operations is limited to our domestic operations.

      The following table illustrates the difference between the results of our domestic operations in 2001 and our actual consolidated results in 2001, which include the results of operations of NII Holdings.

			Intercompany
	Domestic	NII Holdings	Eliminations	Consolidated

	(in millions)
Six Months Ended June 30, 2001
Operating revenues	$3,325	$300	$(2)	$3,623
Cost of revenues	1,229	155	(2)	1,382
Selling, general and administrative	1,260	212	1	1,473
Restructuring charge	22	—	—	22
Depreciation and amortization	707	114	—	821
Interest expense	570	147	—	717
Interest income	127	8	—	135
Equity in losses of unconsolidated affiliates	(45)	—	—	(45)
Foreign currency transaction losses, net	—	(55)	—	(55)
Other expense, net	(5)	(6)	—	(11)
Income tax benefit	24	—	3	27
Loss attributable to common stockholders	(475)	(381)	2	(854)
Three Months Ended June 30, 2001
Operating revenues	$1,722	$161	$(2)	$1,881
Cost of revenues	602	84	(2)	684
Selling, general and administrative	637	110	—	747
Restructuring charge	22	—	—	22
Depreciation and amortization	369	58	—	427
Interest expense	284	75	—	359
Interest income	53	3	—	56
Equity in losses of unconsolidated affiliates	(24)	—	—	(24)
Foreign currency transaction losses, net	—	(45)	—	(45)
Other expense, net	(5)	(6)	—	(11)
Income tax benefit	10	—	3	13
Loss attributable to common stockholders	(215)	(214)	3	(426)

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories as follows:

				Three Months
	Six Months Ended			Ended
	June 30,			June 30,
			Change from			Change from
	2002	2001	Previous Year	2002	2001	Previous Year

	(in millions)
Service revenues	$3,863	$3,111	$752	$2,032	$1,616	$416
Handset and accessory revenues	248	214	34	122	106	16

Operating revenues	$4,111	$3,325	$786	$2,154	$1,722	$432

      Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services, variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers, and activation fees.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from activation fees over the expected customer relationship periods of up to four years, starting when wireless service is activated.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Therefore, recorded handset revenues in the current period largely reflect the recognition of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile network. Accordingly, this multiple element arrangement is not accounted for separately in accordance with SAB No. 101, “Revenue Recognition in Financial Statements.”

      Cost of revenues primarily consists of the cost of providing wireless service and the cost of handset and accessory revenues as follows:

	Six Months Ended			Three Months
	June 30,			Ended June 30,
			Change from			Change from
	2002	2001	Previous Year	2002	2001	Previous Year

	(in millions)
Cost of service	$717	$614	$103	$366	$317	$49
Cost of handset and accessory revenues	524	615	(91)	219	285	(66)

Cost of revenues	$1,241	$1,229	$12	$585	$602	$(17)

      Cost of providing wireless service consists primarily of direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites used to operate our digital mobile networks, and the cost of interconnection with local exchange carrier facilities. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the costs of activation and handset sales over the expected customer relationship periods of up to four years in amounts equivalent to revenues recognized from activation fees and handset sales. Costs in excess of the revenue generated by activation fees and handset sales, or subsidies, are expensed at the time of sale.

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new subscriber activations, payroll and facilities costs associated with our direct sales force and marketing employees, advertising and media program costs and telemarketing.

      General and administrative costs primarily consist of fees paid to outsource billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, information technology, legal, finance, strategic planning and product development, along with the related payroll and facilities costs.

      One of the measurements we use to monitor our business is the rate of customer churn. Customer churn represents the monthly percentage of the customer base that disconnects from service. Churn consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service usually due to lack of payment. Voluntary churn occurs when the subscriber elects to disconnect service. Our average monthly customer churn rate during the quarter ended June 30, 2002 was about 2.1%. Customer churn is calculated by dividing the number of handsets disconnected from service during the period by the average number of handsets in service during the period. Churn levels, in combination with other more traditional financial measures, sometimes are considered in evaluating the results of operations.

Domestic operating revenues and cost of operating revenues.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Service revenues	$3,863	94%	$3,111	94%	$752	24%
Cost of service	717	17%	614	18%	103	17%

Service gross margin	3,146		2,497		649	26%
Handset and accessory revenues	248	6%	214	6%	34	16%
Cost of handset and accessory revenues	524	13%	615	18%	(91)	(15)%

Handset and accessory gross subsidy	(276)		(401)		125	31%

Gross margin	$2,870		$2,096		$774	37%

Three Months Ended
Service revenues	$2,032	94%	$1,616	94%	$416	26%
Cost of service	366	17%	317	18%	49	15%

Service gross margin	1,666		1,299		367	28%
Handset and accessory revenues	122	6%	106	6%	16	15%
Cost of handsets and accessory revenues	219	10%	285	17%	(66)	(23)%

Handset and accessory gross subsidy	(97)		(179)		82	46%

Gross margin	$1,569		$1,120		$449	40%

					Units	Percent

End of Period
Digital handsets in service (handsets in
thousands)(1)	9,636	—	7,684	—	1,952	25%
Digital cell sites in service	15,950	—	14,000	—	1,950	14%
Digital switches in service	82	—	77	—	5	6%

(1)	The subscriber base as of April 1, 2002 has been reduced by about two thousand as a result of our conversion of our billing systems in the second quarter of 2002. We may experience a similar minor adjustment in connection with the final conversion of our billing systems in the third quarter of 2002.

      Service revenues. Service revenues increased 24% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and 26% from the three months ended June 30, 2001 to the three months ended June 30, 2002. Our service revenues are impacted by both the number of handsets in service (volume) and average monthly revenue per handset in service (rate). Our service revenue increased principally as a result of a 25% increase in handsets in service. The 25% growth in the number of handsets in service from June 30, 2001 to June 30, 2002 is the result of a number of factors, principally:

•	our differentiated products and services, including enhanced Nextel Direct Connect and Nextel Wireless Web;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales force and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      Average monthly revenue per unit, or ARPU, is an industry term that measures net service revenues per month from our subscribers divided by the weighted average number of handsets in commercial service for that month. From a rate perspective, the reduction in ARPU from about $72 to about $70 for the six months ended June 30, 2001 to the same period in 2002, was primarily attributable to the introduction of more competitive pricing plans in 2002 which provide more minutes of use with a lower access charge to the customer. In 2001, we generally were offering pricing plans with higher monthly access fees.

      The reduction in ARPU from about $72 to about $71 for the quarter ended June 30, 2001 to the same period in 2002 was primarily attributable to these more competitive pricing plans offered in 2002 that had lower monthly access fees, offset partially by several changes in pricing plans introduced in the second quarter of 2002 for some of our customers. Specifically, in the second quarter of 2002, we implemented the industry-wide practice of full minute rounding, raised the excess usage rate for some customer accounts and decreased off-peak hours, which generally are billed at lower rates than peak hours. These changes, along with an increase in the minutes of use per handset of approximately 12% from the quarter ended June 30, 2001 to the same period in 2002, increased usage revenue, and, along with an additional fee implemented in the first quarter of 2002 to some of our customers to recover a portion of costs associated with government mandated telecommunications services such as Enhanced 911 and number portability, helped to partially offset the impact of lower access pricing plans in 2002. This increase in revenues was partially offset by a reduction to revenue for estimated customer credits and adjustments recorded at June 30, 2002 relating to our billing system conversion and the changes to selected pricing plans as discussed above. We used historical trending data and various assumptions as a basis for this estimate. Based on data through the date hereof, we do not expect any significant adjustments to this amount.

      For the full year of 2002, we currently expect our ARPU to remain at a similar level to that experienced in the first half of 2002 due to the revenue enhancement initiatives being implemented during the year. However, our ARPU could be adversely affected in the future:

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

      Cost of service. Cost of service increased 17% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and 15% from the three months ended June 30, 2001 to the three months ended June 30, 2002. Cost of service increased primarily as a result of an 18% increase in costs incurred related to fixed interconnection costs and direct switch and transmitter and receiver site costs and a 13% increase in costs incurred related to variable interconnection fees. The direct switch and transmitter and receiver site costs increased primarily due to a 14% increase in the number of transmitter and receiver sites, a 6% increase in the number of switches we placed in service and additional capacity added to existing sites from June 30, 2001 to June 30, 2002. Variable interconnection fees increased 13% as the total system minutes of use increased 44% from the first half of 2001 to the first half of 2002 principally due to the larger number of handsets in service as well as the 14% increase in average monthly minutes of use per handset over the same periods. This increase in variable interconnection cost from increased total system minutes of use was partially offset by rate savings achieved through new agreements with long distance service providers signed in mid-2001 as well as efforts implemented during the second quarter of 2002 to move long distance traffic to the facilities of lower cost carriers. Cost of service decreased as a percentage of domestic operating revenues for the six- and three-month periods ended June 30, 2002 as compared to the same periods in 2001 due to increasing service revenues, a slower network build plan and economies of scale achieved through network operating efficiencies and variable interconnection rate savings.

      We expect the aggregate cost of service in 2002 to increase as customer usage of our digital mobile network increases and as we place more sites and switches into service to add capacity and coverage to our network. However, we expect the rate of increase in 2002 to be less than that experienced in 2001 due to improvements in network operating efficiencies and a slower network build plan as a result of anticipated technological enhancements. See “Future Capital Needs and Resources — Capital Expenditures.”

      Handset and accessory revenues. During the six and three months ended June 30, 2002, we recorded $248 million and $122 million of handset and accessory revenues, an increase of $34 million and $16 million over the comparable periods in 2001, as summarized below.

	Six Months			Three Months
	Ended			Ended
	June 30,			June 30,
			Change from			Change from
	2002	2001	Previous Year	2002	2001	Previous Year

	(in millions)
Current period handset and accessory sales	$413	$242	$171	$230	$139	$91
SAB No. 101 net effect	(165)	(28)	(137)	(108)	(33)	(75)

Handset and accessory revenues	$248	$214	$34	$122	$106	$16

      Recorded handset and accessory revenues are impacted by the sales prices of handsets sold, the number of handsets sold and the effect of SAB No. 101, which requires that handset revenue generated from sales to customers be spread over the estimated life of the customer relationship period rather than recording all handset revenue at the point of sale. The SAB No. 101 effect in the table above is the net effect of current period handset sales being deferred to future periods offset by the benefit of handset sales deferred in previous periods that are now being recognized as revenue.

      Current period handset and accessory sales increased $171 million for the six months ended June 30, 2002 compared to the same period in 2001. This increase consists of both an increase in the number of handsets sold of about 10% and an overall increase in the sales prices of the handsets. This increase was partially offset by the increase in the net effect of SAB No. 101 of $137 million. Current period handset and accessory sales increased $91 million for the three months ended June 30, 2002 compared to the same period in 2001. This increase consists of both an increase in the number of handsets sold of about 15% and an overall increase in the sale prices of the handsets. This increase was partially offset by the increase in the net effect of SAB No. 101 of $75 million.

      Cost of handset and accessory revenues. During the six months and three months ended June 30, 2002, we recorded $524 million and $219 million of cost of handset and accessory revenues, a decrease of $91 million and $66 million over the comparable periods in 2001, as summarized below.

	Six Months			Three Months
	Ended			Ended
	June 30,			June 30,
			Change from			Change from
	2002	2001	Previous Year	2002	2001	Previous Year

	(in millions)
Current period cost of handset and accessory sales	$689	$643	$46	$327	$318	$9
SAB No. 101 net effect	(165)	(28)	(137)	(108)	(33)	(75)

Cost of handset and accessory revenues	$524	$615	$(91)	$219	$285	$(66)

      Recorded cost of handset and accessory revenues are impacted by the cost of the handsets sold, the number of handsets sold and the effect of SAB No. 101. The SAB No. 101 effect in the table above is the net effect of the current period cost of handset sales being deferred to future periods offset by the cost of the handset sales deferred in the previous period that are now being recognized as cost of handset revenues. However, the SAB No. 101 net effect for cost of handset revenues is recorded only in an amount equivalent to the SAB No. 101 net effect for handset revenues.

      The current period cost of handsets and accessory sales increased $46 million for the six months ended June 30, 2002 compared to the same period in 2001. This increase is due to increases in the number of handsets sold partially offset by a slight reduction in our cost of the handset. This overall increase in the cost of handset and accessory sales was more than offset by the increase in the net effect of SAB No. 101 of

$137 million. The current period cost of handsets and accessory sales increased $9 million for the three months ended June 30, 2002 compared to the same period in 2001. This increase is due to increases in the number of handsets sold partially offset by a slight reduction in our cost of the handset. This overall increase in the current period cost of handset and accessory sales was more than offset by the increase in the net effect of SAB No. 101 of $75 million.

      Handset and accessory gross subsidy. Handset and accessory gross subsidy improved $125 million or 31% from the six months ended June 30, 2001 to the six months ended June 30, 2002 even though we experienced about a 10% increase in the number of handsets sold as compared to the same period in the prior year. We attribute both the increase in handsets sold and the improvement in handset and accessory gross subsidy to:

•	increased sales of our feature rich, higher priced and lower subsidy handsets;

•	a decline in the average cost that we pay for our handsets; and

•	increased handset prices charged to our indirect dealers in the second quarter of 2002 in return for higher commissions to be paid to the dealers upon activation of new subscribers, which resulted in about a $60 million improvement in the gross subsidy. As noted below under “—Domestic selling, general and administrative expenses,” the subsidy improvement was partially offset by an increase in dealer commission expense of about $40 million.

      Handset and accessory gross subsidy improved $82 million or 46% from the three months ended June 30, 2001 to the three months ended June 30, 2002 even though we experienced about a 15% increase in the volume of handsets sold as compared to the same period in the prior year. The improvement in the handset and accessory gross subsidy is primarily due to the changes in handset pricing to our indirect dealers in the second quarter of 2002 as discussed above.

Domestic selling, general and administrative expenses.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Selling and marketing	$726	18%	$632	19%	$94	15%
General and administrative	742	18%	628	19%	114	18%

Selling, general and administrative	$1,468	36%	$1,260	38%	$208	17%

Three Months Ended
Selling and marketing	$380	18%	$306	18%	$74	24%
General and administrative	373	17%	331	19%	42	13%

Selling, general and administrative	$753	35%	$637	37%	$116	18%

      Selling and marketing. The increase in domestic selling and marketing expenses from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002 primarily reflects increased costs incurred in connection with growing our customer base, as discussed below.

•	Commissions and residuals earned by indirect dealers and distributors for new subscriber activations increased $51 million and $57 million, or 19% and 47%, of which about $40 million is due to the changes in dealer compensation plans effected in the second quarter of 2002 that provide increased compensation for activation of new subscribers. Accordingly, the additional dealer commission expense relating to some of these second quarter handset sales will be recorded in future periods when earned as part of a new subscriber activation.

•	Sales and marketing payroll and related expenses increased $19 million and $6 million, or 11% and 7%, which consisted primarily of costs associated with additional employees of our Nextel stores acquired and opened beginning in May 2001.

•	Advertising expenses increased $14 million and $10 million, or 10% and 14%, due to aggressive marketing campaigns, including sports-related sponsorships and television commercials directed at increasing brand awareness, as well as promoting our differentiated services, including Nextel Direct Connect and Nextel Wireless Web.

•	Other general selling and marketing expenses increased $10 million and $1 million, or 23% and 5%, consisting primarily of facilities costs related to our Nextel stores.

      General and administrative. General and administrative expenses increased from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002, as discussed below.

•	Expenses related to billing, collection, customer retention and customer care activities increased $48 million and $18 million, or 20% and 14%, due to the costs to support a larger customer base, as well as costs associated with the implementation of our new billing and customer care system, which was put into operation beginning in the first quarter 2002 and is expected to become fully operational in the third quarter of 2002. The increase was partially offset by savings achieved as a result of our customer care outsourcing arrangement implemented during the first quarter of 2002.

•	Bad debt expense increased $33 million and decreased $5 million, or 24% and 5%. Bad debt has decreased as a percentage of domestic operating revenues from 4.9% in the second quarter 2001 to 3.7% in the second quarter 2002. During the second and third quarters of 2001, bad debt expense increased as a percentage of domestic operating revenues primarily due to the impact of a slow economy and aggressive promotions during 2001. As a result of this increase in bad debt, we focused on strengthening our credit policies and procedures, specifically in the area of compliance with our deposit policy, increased our collection staffing, limited account sizes for designated high risk accounts, suspended accounts earlier than in the past and implemented a new credit and billing software tool which enables us to better screen and monitor the credit quality of our customers.

•	Personnel, facilities and general corporate expenses increased $33 million and $29 million, or 13% and 23%. These increases were primarily the result of increases in general corporate expenses, including professional fees relating to our public safety initiative and other initiatives, product development expenses and employee compensation costs.

      We expect the aggregate amount of domestic selling, general and administrative expenses in 2002 to continue to increase as a result of a number of factors, including but not limited to:

•	increased marketing and advertising as we introduce and continue strategic television product placement and national print advertising campaigns designed to increase brand awareness in our markets;

•	costs associated with operating our Nextel stores acquired and opened beginning in May 2001; and

•	costs associated with billing, including increased postage and subscriber levels, collection, bad debt, customer retention and customer care activities to support a growing customer base, partially offset by savings expected from our new outsourcing arrangements and our new billing and customer care system.

Domestic depreciation and amortization.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Depreciation	$761	18%	$621	19%	$140	23%
Amortization	26	1%	86	2%	(60)	(70)%

Depreciation and amortization	$787	19%	$707	21%	$80	11%

Three Months Ended
Depreciation	$390	18%	$324	19%	$66	20%
Amortization	15	1%	45	2%	(30)	(67)%

Depreciation and amortization	$405	19%	$369	21%	$36	10%

      The $140 million and $66 million increase in depreciation expense from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002 was primarily a result of placing into service additional, as well as modifying existing, switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our digital mobile network and increased depreciation as a result of our shortening the useful lives of some of our network assets in the fourth quarter of 2001. This increase is slightly offset by the impact of fully depreciated assets.

      The $60 million and $30 million decrease in amortization expense from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and FCC licenses are no longer amortized effective January 1, 2002.

Domestic restructuring and impairment charges, interest and other.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Restructuring and impairment charges	$(35)	(1)%	$(22)	(1)%	$(13)	(59)%
Interest expense	(542)	(13)%	(570)	(17)%	28	5%
Interest income	31	1%	127	4%	(96)	(76)%
Gain on retirement of debt, net of debt conversion expense of $47 and $0	139	3%	—	—	139	—
Equity in losses of NII Holdings	(226)	(5)%	—	—	(226)	—
Equity in losses of unconsolidated affiliates	(49)	(1)%	(45)	(1)%	(4)	(9)%
Reduction in fair value of investment	(35)	(1)%	—	—	(35)	—
Other, net	(1)	—	(5)	—	4	80%
Income tax (provision) benefit	(365)	(9)%	24	1%	(389)	NM
Loss attributable to common stockholders	(329)	(8)%	(475)	(14)%	146	31%

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Restructuring and impairment charges	$—	—	$(22)	(1)%	$22	—
Interest expense	(269)	(12)%	(284)	(16)%	15	5%
Interest income	16	1%	53	3%	(37)	(70)%
Gain on retirement of debt, net of debt conversion expense of $47 and $0	139	6%	—	—	139	—
Equity in losses of NII Holdings	(99)	(5)%	—	—	(99)	—
Equity in losses of unconsolidated affiliates	(24)	(1)%	(24)	(1)%	—	—
Reduction in fair value of investment	(35)	(2)%	—	—	(35)	—
Other, net	(1)	—	(5)	—	4	80%
Income tax (provision) benefit	(15)	(1)%	10	1%	(25)	NM
Income (loss) attributable to common stockholders	325	15%	(215)	(12)%	540	NM

NM—Not Meaningful

     In January 2002, we announced a five-year information technology outsourcing agreement with EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to our planned vacating of unneeded facilities. In May 2001, we recorded a $22 million restructuring charge to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations.

      The $28 million and $15 million decrease in interest expense from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002 resulted primarily from a reduction in the weighted average interest rate for our bank credit facility. Interest expense also decreased as a result of the purchase and retirement of some of our debt securities in the second quarter of 2002. This decrease in interest expense is partially offset by the issuance in May 2001 of our 6% convertible notes.

      The $96 million and $37 million decrease in interest income from the six and three months ended June 30, 2001 to the six and three months ended June 30, 2002 is primarily due to a decrease in interest rates as well as a lower average cash and short-term investments balance in 2002.

      The gain on retirement of debt, net of debt conversion expense relates to the purchase and retirement of some of our senior notes during the second quarter of 2002.

      The equity in losses of NII Holdings of $226 million for the six months ended June 30, 2002 and $99 million for the three months ended June 30, 2002 relates to the reclassification of our investment in NII Holdings to the equity method in 2002.

      The $4 million increase in equity in losses of unconsolidated affiliates from the first half of 2001 to the first half of 2002 is due to increased losses attributable to our equity method investment in Nextel Partners.

      On June 30, 2002, we recognized a $35 million reduction in fair value of our investment in SpectraSite Holdings, Inc., as we determined the decline in fair value of this investment to be other-than-temporary.

      The increase in the income tax provision in 2002 is primarily attributable to the adoption of SFAS No. 142, as a result of which we incurred non-cash charges of $365 million to the income tax provision. For more detailed information, see note 1 to the condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q.

      We expect results of operations to improve in 2002 as compared to 2001 as a result of, among other things, cost savings we expect to achieve through economies of scale and increased operating efficiencies. However, if general economic conditions worsen, if competitive conditions in the wireless telecommunications industry intensifies or if our new handset or service offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our results of operations. See “Forward Looking Statements.”

Liquidity and Capital Resources

      For the quarter ended June 30, 2002, we had income attributable to common stockholders of $325 million and basic earnings per share of $0.39. For the six months ended June 30, 2002, we had losses attributable to common stockholders of $329 million and basic loss per share of $0.40. Historically, total operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile network have more than offset operating revenues. With respect to our domestic operations, for the quarter ended June 30, 2002, total operating expenses, including depreciation and amortization, and capital expenditures exceeded operating revenues by $50 million as compared to $546 million for the same period in 2001. We have consistently used external sources of funds, primarily from debt incurrences and equity issuances, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash flows. Net cash provided by operating activities of $909 million during the six months ended June 30, 2002 improved by $451 million compared to net cash provided by operating activities of $458 million during the six months ended June 30, 2001. This improvement in net cash provided by operating activities reflects the improved performance of our domestic operations from our achievement of certain economies of scale and from the growth in our domestic customer base.

      Net cash used in investing activities of $1.75 billion during the six months ended June 30, 2002 decreased by $79 million as compared to $1.83 billion during the six months ended June 30, 2001 due to:

•	a $871 million decrease in cash paid for capital expenditures; and

•	a $422 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; offset by

•	a $964 million increase in net cash used to purchase short term investments; and

•	a $250 million decrease in cash as a result of changing to the equity method of accounting for NII Holdings.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile network continued to represent the largest use of our funds for investing activities. For the six months ended June 30, 2002, cash payments for capital expenditures totaled $1.04 billion which includes payments made in 2002 for capital expenditures that were accrued at December 31, 2001 and reported as capital expenditures in 2001. For the six months ended June 30, 2001, cash payments for capital expenditures totaled $1.91 billion (including $365 million of international capital expenditures) which includes payments made in 2001 for capital expenditures that were accrued at December 31, 2000 and reported as capital expenditures in 2000. Cash payments for domestic capital expenditures decreased primarily due to a 65% decrease in the number of transmitter and receiver sites placed into service during the first half of 2002 as compared to the first half of 2001. We attribute this decrease to several factors, including:

•	a slower network build plan as a result of anticipated technological enhancements. See “Future Capital Needs and Resources — Capital Expenditures;”

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets;

•	improved spectrum position which allows us to add more capacity to existing transmitter and receiver sites rather than building additional sites; and

•	technological advances in network equipment which provide us with more capacity at a lower cost.

      Cash payments for licenses, acquisitions, investments and other totaled $317 million during the six months ended June 30, 2002, including $109 million in payments related to the acquisition of 800 MHz and 900 MHz licenses and related assets from Chadmoore Wireless Group.

      Net cash used in financing activities of $344 million during the six months ended June 30, 2002 consisted primarily of cash paid for the purchase of debt securities and preferred stock of $295 million and repayments under capital lease and finance obligations and long-term credit facilities. Net cash provided by financing activities of $2.2 billion during the six months ended June 30, 2001 consisted primarily of $2.2 billion in net proceeds from the private placements of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011.

Future Capital Needs and Resources

Capital Resources.

      As of June 30, 2002, our capital resources included $2.7 billion of cash, cash equivalents and short-term investments. At June 30, 2002, we also had available to us about $1.5 billion of the revolving loan commitment under our bank credit facility as discussed below. Our resulting total amount of liquidity to fund our operations at June 30, 2002 was about $4.2 billion. Subsequent to June 30, 2002, as discussed in note 8, “Subsequent Events”, we used $205 million in cash to purchase and retire outstanding debt securities.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from earnings. Since our inception, we have been unable to fund our capital expenditures, spectrum acquisition costs, cash investment activities and debt service payments with the earnings generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate greater earnings from our business operations, we will be able to use less of our available liquidity and will have less need to raise capital, if any, from the capital markets. To the extent we generate less earnings from our business operations, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate earnings is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of June 30, 2002, our bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan commitment and $4.5 billion in term loans that have already been fully accessed. Principal repayment begins on the term loans in limited amounts in late 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. The amounts available under the revolving loan commitment decrease in limited amounts beginning at the end of 2002 and continuing until late 2007, when no amounts will remain available under the revolving loan commitment. On December 31, 2002, the amount of the revolving loan commitment available to us will be reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004.

      The bank credit agreement requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the bank credit agreement. While some of these ratios become more stringent through 2003, as of June 30, 2002, we were in compliance with all financial ratio tests under our bank credit facility and we expect to remain in full compliance with these ratio tests. However, the maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries.

      In addition, the loans under the bank credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our bank credit facility. However, no such acceleration is permitted if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to access additional amounts under the bank credit facility may be restricted by provisions included in some of our public notes and preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of June 30, 2002, we were able to access substantially all of the remaining $1.5 billion available under the bank credit facility.

      The bank credit facility also contains covenants which limit our ability and some of our subsidiaries’ abilities to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified limited purposes, these covenants limit the distribution of substantially all of our subsidiaries’ net assets.

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile network, as discussed immediately below under “Capital Expenditures”;

•	operating expenses relating to our digital mobile network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	up to $500 million in potential payments in connection with the currently proposed public safety spectrum realignment;

•	up to $115 million in potential investments relating to NII Holdings;

•	debt service requirements;

•	potential increases in the cost of compliance with regulatory mandates, including rules governing customer proprietary network information, compliance with the FCC’s requirement to deploy location-based 911 capabilities, and proposed California Public Utilities Commission telecommunications consumer protection regulation; and

•	other general corporate expenditures.

      Capital Expenditures. Our domestic capital expenditures in the second quarter 2002 were $461 million, including capitalized interest. In the future, our domestic capital spending is expected to be driven by several factors including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas;

•	the contemplated enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds, and improve our Direct Connect service to offer “traveling” Direct Connect and, in 2003, nationwide Direct Connect; and

•	any potential future enhancement of our digital mobile network by deploying next generation technologies.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and we announced an anticipated significant technology upgrade to our iDEN digital mobile network, the 6:1 voice coder software upgrade, which Motorola is developing for our expected deployment in 2003. We expect that this software upgrade will nearly double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure. See “Forward Looking Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current digital mobile network in future years. However, any anticipated reductions in capital expenditures could be more than offset to the extent we incur additional capital expenditures to deploy new technologies. We will only deploy a new technology when deployment is warranted by expected customer demand, we have sufficient capital available and the anticipated benefits of services requiring the new technology outweigh the costs of providing those services.

      NII Holdings. On May 24, 2002, NII Holdings announced that it had reached an agreement in principle with its main creditors and filed a voluntary case to restructure its obligations under Chapter 11 of the U.S. Bankruptcy Code in the State of Delaware. On August 8, 2002, NII Holdings began soliciting its existing creditors for approval of a plan of reorganization based on this agreement in principle which contemplates our investing up to $65 million in NII Holdings. In addition, we would provide $50 million of additional funding in exchange for a U.S.-Mexico cross border spectrum sharing arrangement. We cannot assure you that the NII Holdings plan of reorganization will be approved or that NII Holdings will successfully complete the proposed restructuring.

      NII Holdings currently has outstanding an aggregate of $2.7 billion of debt that it incurred to construct its network and fund its operations, including $825 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications. The obligations under this debt are solely those of NII Holdings and its subsidiaries, and Nextel Communications is not a party to any of the obligations in respect of that debt. As a result of the bankruptcy filing and payment defaults, NII Holdings’ entire debt balance is in default. Assuming NII Holdings emerges from bankruptcy under its proposed plan of reorganization, we would expect to record a substantial non-cash gain in excess of $1.0 billion at that time and continue to account for our investment using the equity method. For additional information, see note 1, “Basis of Presentation, NII Holdings,” in our condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q.

      Future Outlook. Based on our available cash resources and our anticipated cash needs as outlined above and our anticipated earnings, under our current business plan, we believe that we will be able to fully fund our domestic operations through 2003. See “Forward Looking Statements.” In addition, based on these same factors, we believe that our operations will become “free cash flow positive” in 2004 or earlier. In other words, we believe our anticipated earnings from operating activities will be sufficient to fund our anticipated capital expenditures, spectrum acquisition costs, currently expected investment activities and scheduled debt service payments in 2004. See “Forward Looking Statements.”

      In making these assessments, we have considered:

•	cash, cash equivalents and short-term investments on hand and available as of June 30, 2002 of $2.7 billion, and the $205 million of cash subsequently used to purchase our outstanding securities;

•	the availability of incremental funding over the amounts outstanding under our bank credit facility, which currently totals about $1.5 billion;

•	the anticipated level of domestic capital expenditures through 2004, including an expected significant positive impact associated with the 6:1 voice coder software upgrade which Motorola is developing for our expected deployment in 2003;

•	our scheduled domestic debt service requirements through 2004;

•	up to $115 million in potential investments relating to NII Holdings; and

•	cash payments of up to $230 million for the acquisition of the equity of NeoWorld Communications in the event we elect to pay in cash.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources and timing or ability to achieve “free cash flow positive” status, could change significantly.

      Our conclusions that we will be able to fully fund our domestic operations through 2003 and that our domestic operations will achieve “free cash flow positive” status in 2004 or earlier also do not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential additional purchases of our outstanding debt securities and preferred stock for cash;

•	potential increases in the cost of compliance with regulatory mandates, including rules governing customer proprietary network information, compliance with the FCC’s requirement to deploy location-based 911 capabilities, and proposed California Public Utilities Commission telecommunications consumer protection regulation; and

•	potential material changes to our business plan which could result from the public safety spectrum realignment proposal we originally filed with the FCC in November 2001, if effected, including potential related payments of up to $500 million.

      Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the market prices of our securities.

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

      Finally, the above discussion concerning adequacy of financing and our achievement of “free cash flow positive” status is premised on and considers only the cash on hand and available under our existing financing facilities, and anticipated earnings over the relevant periods. Additionally, the achievement of “free cash flow positive” status does not imply that we will choose or be able to maintain such status for any particular period, nor does it imply the presence or likelihood of accounting profits, reported earnings, taxable income or other measures of financial performance, substantially all of which are calculated by taking into consideration non-cash charges, such as depreciation and amortization. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “Forward Looking Statements.”

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with our contemplated launches of “traveling Direct Connect” and, in 2003, nationwide Direct Connect;

•	market acceptance of our new line of Java embedded handsets and service offerings, including our Nextel Wireless Web services and Nextel Worldwide;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some instances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communications services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the success of NII Holdings’ efforts to restructure its indebtedness and obtain additional financing; and

•	other risks and uncertainties described from time to time in our reports and, with specific reference to risk factors relating to international operations, in NII Holdings’ reports, filed with the Securities and Exchange Commission, including our respective annual reports on Form 10-K for the year ended December 31, 2001 and our subsequent quarterly reports on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the U.S. LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair values and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      As of June 30, 2002, we held $1.39 billion of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than six months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of June 30, 2002, the fair value of our investment in the common stock of SpectraSite Holdings, a publicly traded company, totaled $3 million. This investment is reported at its fair value in our condensed consolidated financial statements. Negative fluctuations in the stock price of SpectraSite expose us to equity price risk.

      The table below summarizes our market risks as of June 30, 2002 in U.S. dollars. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at June 30, 2002. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(U.S. dollars in millions)
Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock
Fixed Rate	$49	$107	$115	$121	$114	$11,510	$12,016	$5,468
Average Interest Rate	9%	9%	9%	9%	9%	9%	9%
Variable Rate	$48	$199	$327	$433	$466	$3,045	$4,518	$3,429
Average Interest Rate	4%	4%	4%	4%	4%	5%	5%
Interest Rate Swaps
Variable to Fixed(1)	$—	$—	$—	$—	$570	$—	$570	$(90)
Average Pay Rate	—	—	—	—	8%	—	8%
Average Receive Rate	—	—	—	—	2%	—	2%
Variable to Variable	$—	$400	$—	$—	$—	$—	$400	$(10)
Average Pay Rate	—	5%	—	—	—	—	5%
Average Receive Rate	—	2%	—	—	—	—	2%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$41
Average Pay Rate	—	—	—	—	—	5%	5%
Average Receive Rate	—	—	—	—	—	10%	10%

(1)	This interest rate swap requires a cash settlement in October 2003.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, are defendants in these cases. The defendants have removed the cases to federal court, and the plaintiffs have filed motions to remand back to state court in some of the cases. Mr. Angelos’ firm has also participated in the filing of an amended complaint in a similar suit pending in federal court in Louisiana, in which we are also named. These suits seek to require the defendants to provide headsets, or reimburse the cost of headsets, for use with wireless telephones, as well as attorneys’ fees and punitive damages. The cases have been transferred to federal court in Baltimore, Maryland by the judicial panel on Multi-district Litigation and that court has denied plaintiffs’ motion to remand the cases back to state court. Motions to dismiss are pending. While we cannot predict the outcome of this litigation, we believe that the claims against us are without merit and intend to vigorously defend against them. See Item 3 for a discussion of NII Holdings’ voluntary filing under Chapter 11 of the U.S. Bankruptcy Code.

Item 2.     Changes in Securities and Use of Proceeds.

      In the second quarter of 2002, we issued 61 million shares of our class A common stock to existing security holders in connection with the exchange of securities discussed under Part I, note 5, “Retirement of Debt and Mandatorily Redeemable Preferred Stock.” These shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 3(a)(9).

Item 3.     Defaults Upon NII Holdings Senior Securities.

      On May 24, 2002, NII Holdings announced that it had reached an agreement in principle with its main creditors and filed a voluntary case to restructure its obligations under Chapter 11 of the U.S. Bankruptcy Code in the State of Delaware. On August 8, 2002, NII Holdings began soliciting its existing creditors for approval of a plan of reorganization based on this agreement in principle. We cannot assure you that the NII Holdings plan of reorganization will be approved or that NII Holdings will successfully complete the proposed restructuring. NII Holdings currently has outstanding an aggregate of $2.7 billion of debt that it incurred to construct its network and fund its operations, including $825 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications. The obligations under this debt are solely those of NII Holdings and its subsidiaries, and Nextel Communications is not a party to any of the obligations in respect of that debt. As a result of the bankruptcy filing and payment defaults, NII Holdings’ entire debt balance is in default. For additional information, see Part 1, note 1, “Basis of Presentation, NII Holdings” in our condensed consolidated financial statements appearing in this quarterly report on Form 10-Q.

Item 4.     Submission of Matters to a Vote of Security Holders.

      On May 30, 2002, we held our 2002 annual meeting of stockholders in Reston, Virginia. Only holders of record of our class A common stock and class A convertible redeemable preferred stock on the record date of April 5, 2002 were entitled to vote at the annual meeting. The holder of record of the class A preferred stock was entitled to the number of votes into which its shares of class A preferred stock were convertible on the record date. The holders of class A common stock and the class A preferred stock were entitled to vote as single class on all matters, except for the election of directors. Only the holders of class A common stock were entitled to vote on the election of Timothy M. Donahue, Frank M. Drendel and William E. Kennard, while only the holder of the class A preferred stock was entitled to vote on the election of Dennis M. Weibling. As of the record date, there were 778,373,917 shares of class A common stock outstanding and 5,187,293 shares of class A preferred stock outstanding, convertible into 31,123,758 shares of class A common stock.

      The following matters were submitted for a vote at our annual meeting:

Proposal 1      To elect directors to hold office for a three-year term ending on the date of our annual meeting of stockholders in 2005 or until their respective successors have been duly elected and qualified.

      Set forth below is information regarding the 688,949,432 shares of class A common stock voted in the election of the following three directors and regarding all of the shares of class A preferred stock voted in the election of the class A preferred stock director.

Name	For	Withheld

Timothy M. Donahue	674,329,519	14,619,913
Frank M. Drendel	656,879,006	32,070,426
William E. Kennard	677,516,983	11,432,449

Class A preferred stock director

Name	For	Withheld

Dennis M. Weibling	31,123,758	0

      The following are the names of each of our other directors whose term of office continued after the meeting:

      Directors Holding Office Until 2003: J. Timothy Bryan, William E. Conway, Jr. and Morgan E. O’Brien

      Directors Holding Office Until 2004: Keith J. Bane, V. Janet Hill and Craig O. McCaw

Proposal 2	To ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our consolidated financial statements for fiscal year ending December 31, 2002.

      Set forth below is information regarding the 720,073,190 aggregate common stock equivalents, representing shares of class A common stock and class A preferred stock, voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	699,495,649	17,750,271	0	2,827,270

Item 5.     Other Information.

      Regulatory Update. On June 6, 2002, the California Public Utilities Commission proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. If these regulations are adopted in California as currently proposed, they would impose significant additional costs on us as well as other wireless carriers.

      On May 24, 2002, the FCC again postponed, until January 14, 2003, the auction for spectrum in the upper portion of the 700 MHz band. On July 26, 2002, the FCC stated that this auction will be further rescheduled with a new date to be set in the future. On June 26, 2002, the FCC also postponed the auction for spectrum in the lower portion of the 700 MHz band until August 27, 2002.

      On June 25, 2002, we filed a request with the FCC for an extension of time until November 15, 2002, to meet mandates imposed by the Communications Assistance for Law Enforcement Act. Numerous other wireless carriers have filed similar requests.

      On July 24, 2002, the FCC ruled that a wireless carrier must obtain customer consent before the carrier can use, access or disclose customer location information obtained in connection with a customer’s use of wireless services. On July 25, 2002, the FCC issued and clarified its privacy rules governing carriers’ use and disclosure of other forms of customer proprietary network information. The FCC allowed wireless carriers and their affiliated entities providing communications-related services to use customer information after notifying customers and giving them an opportunity to disapprove, or “opt-out,” of the given use. Disclosure of customer information to unrelated third parties or carrier affiliates that do not provide communications-related services requires express consumer approval, or “opt-in” consent.

      On July 26, 2002, the FCC granted a one-year delay of the mandatory implementation date for wireless number portability requirements until November 24, 2003.

      On May 6, 2002, we filed comments with the FCC relating to the proposed 800 MHz spectrum realignment. Over 150 parties also filed comments in this proceeding, which seeks to resolve interference experienced by public safety communications systems in the 800 MHz band. After comments were filed, a coalition of private wireless industry associations, public safety associations and Nextel initiated discussions to attempt to present a “Consensus Plan” to the FCC for its consideration. On August 7, 2002, a “Consensus Plan” was filed by numerous parties which, together with Nextel, represent over 80% of the 800 MHz licensees impacted by the proposed realignment. Under the Consensus Plan, we would exchange certain portions of our spectrum with public safety operators in the lower portion of the 800 MHz band and would vacate our other operations in the lower half of the 800 MHz band. If a reorganization of the 800 MHz band takes place as contemplated by the Consensus Plan, we would occupy 16 MHz of contiguous spectrum in the 800 MHz band between 861–869 MHz and would relinquish our 700 MHz guard band licenses and eventually our 900 MHz spectrum. Because we would be giving up spectrum at 700 MHz, 900 MHz, as well as 800 MHz, under the Consensus Plan, we would receive a contiguous 10 MHz block of replacement spectrum adjacent to personal communications services spectrum (1910–1915 MHz and 1990–1995 MHz). If the Consensus Plan is adopted, we would contribute up to $500 million over the next several years towards the cost of public safety relocation. We would also be required to fund our own relocation costs. There is no assurance that the FCC will adopt the Consensus Plan or that the plan, if adopted without additional enhancements, will mitigate the 800 MHz public safety interference issue.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

10.1	Description of the Nextel Communications, Inc. Long-Term Incentive Plan.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on April 17, 2002 reporting under Item 5 the successful testing of new voice coder software that is expected to nearly double our wireless voice capacity and certain preliminary financial information.

2.	Current report on Form 8-K dated May 24, 2002 and filed on May 28, 2002 reporting under Item 5 the announcement by NII Holdings that it had reached an agreement in principle with its main creditors for a restructuring of its outstanding debt.

3.	Current report on Form 8-K dated and filed on June 11, 2002 reporting under Item 5 the announcement of certain preliminary financial and other information for the second quarter of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Description of the Nextel Communications, Inc. Long-Term Incentive Plan.