Form 10-Q
period 2002-10-30
NEXTEL COMMUNICATIONS INC
filed 2002-11-15
CIK 824169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 31, 2002

Class A Common Stock, $0.001 par value	927,457,114
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(in millions)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents, of which $0 and $250 is restricted	$1,221	$2,481
Restricted cash of NII Holdings held in escrow	—	84
Short-term investments	1,193	1,236
Accounts and notes receivable, less allowance for doubtful accounts of $175 and $167.	1,303	1,129
Handset and accessory inventory	286	260
Prepaid expenses and other current assets	558	533

Total current assets	4,561	5,723
Investments	71	188
Property, plant and equipment, net of accumulated depreciation of $4,777 and $3,667.	9,115	9,274
Intangible assets and other, net of accumulated amortization of $69 and $1,121.	6,745	6,067
Other assets	921	812

	$21,413	$22,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$429	$756
Accrued expenses and other	1,565	1,470
Due to related parties	222	341
Current portion of long-term debt, capital lease and finance obligations	301	145
Debt of NII Holdings, nonrecourse to and not held by parent	—	1,865

Total current liabilities	2,517	4,577
Long-term debt	12,265	13,815
Capital lease and finance obligations	839	905
Deferred income taxes	1,594	669
Deferred revenues and other	688	566
Losses in excess of investment in NII Holdings (note 1)	1,408	—

Total liabilities	19,311	20,532

Commitments and contingencies (note 7)
Mandatorily redeemable preferred stock	1,358	2,114
Stockholders’ equity (deficit)
Convertible preferred stock, class A, 5 and 8 shares issued and outstanding	183	283
Common stock, class A, 926 and 763 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	10,051	8,581
Accumulated deficit	(9,264)	(9,179)
Deferred compensation, net	(9)	(17)
Accumulated other comprehensive loss	(218)	(251)

Total stockholders’ equity (deficit)	744	(582)

	$21,413	$22,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Nine and Three Months Ended September 30, 2002 and 2001
(in millions, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating expenses
Service revenues	$6,002	$5,270	$2,139	$1,870
Handset and accessory revenues	388	345	140	122

	6,390	5,615	2,279	1,992

Operating expenses
Cost of service (exclusive of depreciation included below)	1,100	1,107	383	395
Cost of handset and accessory revenues	759	1,007	235	337
Selling, general and administrative	2,251	2,236	783	763
Restructuring and impairment charges	35	169	—	147
Depreciation	1,159	1,089	398	389
Amortization	40	181	14	60

	5,344	5,789	1,813	2,091

Operating income (loss)	1,046	(174)	466	(99)

Other income (expense)
Interest expense	(813)	(1,071)	(271)	(354)
Interest income	45	178	14	43
Gain on retirement of debt, net of debt conversion expense of $134, $0, $87 and $0.	347	469	208	469
Equity in losses of NII Holdings (note 1)	(226)	—	—	—
Equity in losses of unconsolidated affiliates	(72)	(69)	(23)	(24)
Reduction in fair value of investment	(38)	(188)	(3)	(188)
Foreign currency transaction losses, net	—	(71)	—	(16)
Other, net	(1)	(12)	—	(1)

	(758)	(764)	(75)	(71)

Income(loss) before income tax (provision) benefit	288	(938)	391	(170)
Income tax (provision) benefit (note 1)	(373)	47	(8)	20

Net (loss) income	(85)	(891)	383	(150)
Gain on retirement of mandatorily redeemable preferred stock	457	—	193	—
Mandatorily redeemable preferred stock dividends and accretion	(175)	(172)	(50)	(59)

Income (loss) available to common stockholders	$197	$(1,063)	$526	$(209)

Earnings (loss) per common share
Basic	$0.23	$(1.38)	$0.58	$(0.27)

Diluted	$0.22	$(1.38)	$0.55	$(0.27)

Weighted average number of common shares outstanding
Basic	851	771	911	783

Diluted	888	771	988	783

Comprehensive (loss) income, net of income tax
Unrealized (loss) gain on available-for-sale securities:
Net unrealized holding losses arising during the period	$(45)	$(282)	$(3)	$(172)
Reclassification adjustment for loss included in net (loss) income	38	188	3	188
Foreign currency translation adjustment	44	(91)	—	(32)
Cash flow hedge:
Cumulative effect of accounting change for cash flow hedge	—	(20)	—	—
Reclassification of transition adjustment included in net (loss) income	6	6	2	2
Unrealized loss on cash flow hedge	(10)	(29)	(3)	(26)

Other comprehensive income (loss)	33	(228)	(1)	(40)
Net (loss) income	(85)	(891)	383	(150)

Comprehensive (loss) income, net of income tax	$(52)	$(1,119)	$382	$(190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2002
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2002	8	$283	763	$1	36	$—	$8,581	$(9,179)	$(17)	$(251)	$(582)
Net loss								(85)			(85)
Other comprehensive income										33	33
Conversion of preferred stock into common stock	(3)	(100)	16	—			100				—
Exchange of debt securities for common stock			92	—			767				767
Exchange of mandatorily redeemable preferred stock for common stock			52	—			305				305
Common stock issued under equity plans			3	—			12				12
Deferred compensation and other							4		8		12
Gain on retirement of mandatorily redeemable preferred stock							457				457
Dividends and accretion on mandatorily redeemable preferred stock							(175)				(175)

Balance, September 30, 2002	5	$183	926	$1	36	$—	$10,051	$(9,264)	$(9)	$(218)	$744

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(in millions)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(85)	$(891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	267	384
Provision for losses on accounts receivable	260	268
Restructuring and impairment charges	26	147
Stock-based compensation	13	16
Depreciation and amortization	1,199	1,270
Gain on retirement of debt	(481)	(469)
Debt conversion expense	134	—
Equity in losses of unconsolidated affiliates	298	69
Foreign currency transaction losses, net	—	71
Reduction in fair value of investment	38	188
Income tax provision (benefit)	373	(47)
Other	22	7
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(608)	(460)
Handset and accessory inventory	(62)	(69)
Prepaid expenses and other assets	17	211
Accounts payable, accrued expenses and other	102	77

Net cash provided by operating activities	1,513	772

Cash flows from investing activities
Capital expenditures	(1,408)	(2,671)
Proceeds from maturities and sales of short-term investments	2,538	4,121
Purchases of short-term investments	(2,476)	(3,190)
Payments for licenses, acquisitions, investments and other, net of cash acquired	(416)	(902)
Cash relinquished as a result of changing to the equity method of accounting for NII Holdings	(250)	—

Net cash used in investing activities	(2,012)	(2,642)

Cash flows from financing activities
Issuance of debt securities	—	2,250
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(689)	—
Repayments under capital lease and finance obligations	(77)	(66)
Repayments under long-term credit facilities	(1)	(26)
Borrowings under long-term credit facilities	—	19
Proceeds from exercise of stock options	1	124
Proceeds from sale-leaseback transactions	5	39
Debt financing costs and other	—	(36)

Net cash (used in) provided by financing activities	(761)	2,304

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net (decrease) increase in cash and cash equivalents	(1,260)	431
Cash and cash equivalents, beginning of period	2,481	2,609

Cash and cash equivalents, end of period	$1,221	$3,040

Other non-cash investing and financing activities
Net decrease in fair value of marketable equity securities	$(12)	$(162)
Increase in capital lease obligation for digital mobile network equipment	—	84

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

      NII Holdings. NII Holdings, Inc. provides wireless communications services primarily in selected Latin American markets and was our substantially wholly owned subsidiary. On October 28, 2002, the U.S. Bankruptcy Court confirmed NII Holdings’ plan of reorganization. On November 12, 2002, NII Holdings consummated its reorganization under Chapter 11 of the U.S. Bankruptcy Code. All previously outstanding equity interests in NII Holdings were cancelled in the reorganization. As of November 14, 2002, we owned about 36% of the outstanding common stock of NII Holdings. You should read NII Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2001 and its subsequent quarterly reports on Form 10-Q for matters related to NII Holdings.

      The reorganization of NII Holdings included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed $51 million of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and shares of NII Holdings’ class A common stock. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement ($25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement).

      Our condensed consolidated financial statements include the consolidated results of NII Holdings through December 31, 2001. As a result of its bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method in accordance with Accounting Principles Board, or APB, Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We use the equity method to account for our investment given our ability to exercise significant influence over the operating and financial policies of NII Holdings. In accordance with the equity method, we stopped recognizing equity in losses of NII Holdings effective in May 2002 as we had recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have reflected these excess losses on the accompanying balance sheet in other long-term liabilities.

      We have classified the 2002 net operating results of NII Holdings as equity in losses of NII Holdings in the accompanying statement of operations as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation. We expect to record a substantial non-cash pre-tax gain in excess of $1.0 billion in the fourth quarter consisting of a $1,408 million reversal of equity losses in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including among other items, $185 million of cumulative foreign currency translation losses. Based on our ownership interest as of November 14, we expect to account for our new investment in NII Holdings using the equity method beginning in the fourth quarter of 2002, which will require us to record our proportionate share of NII Holdings’ results of operations. The following table reflects the results of operations as reported by NII Holdings for the nine-month and three-month periods ended September 30, 2002 and 2001. The table

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

also reflects the year-to-date results of operations of NII Holdings through May 2002 prior to any intercompany eliminations as we did not record equity in losses for NII Holdings subsequent to that point as discussed above.

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,		Through
					May
	2002	2001	2002	2001	2002

	(in millions)
Operating revenues	$584	$486	$191	$186	$393
Operating income (loss)	29	(416)	19	(235)	4
Net loss	(427)	(933)	(36)	(552)	(276)

     Accumulated Other Comprehensive Loss.

	September 30,	December 31,
	2002	2001

	(in millions)
Unrealized gain on available-for-sale securities, net	$—	$7
Cumulative foreign currency translation adjustments	(185)	(229)
Cumulative effect of accounting change for cash flow hedge	(6)	(12)
Unrealized loss on cash flow hedge	(27)	(17)

	$(218)	$(251)

      Earnings Per Common Share. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share,” basic earnings per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our incentive equity plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes and convertible preferred stock computed using the if-converted method.

      For the nine months ended September 30, 2002, 96 million shares issuable under our incentive equity plans and 52 million shares issuable upon the assumed conversion of convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their current antidilutive effects. For the three months ended September 30, 2002, 93 million shares issuable under our incentive equity plans and 10 million shares issuable upon the assumed conversion of our 5.25% convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their current antidilutive effects. Because we reported losses in 2001, the calculation of diluted earnings per common share for the nine months and three months ended September 30, 2001 excludes the effects of all potentially dilutive common shares due to their antidilutive effects.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Income (loss) available to common stockholders — basic	$197	$(1,063)	$526	$(209)
Interest expense eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007.	—	—	4	—
6% convertible senior notes due 2011.	—	—	9	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	—	2	—

Income (loss) available to common stockholders — diluted	$197	$(1,063)	$541	$(209)

Weighted average number of common shares outstanding — basic	851	771	911	783
Effect of dilutive securities:
Class A convertible preferred stock	35	—	30	—
Incentive equity plans	2	—	4	—
4.75% convertible senior notes due 2007.	—	—	12	—
6% convertible senior notes due 2011.	—	—	26	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	—	5	—

Weighted average number of common shares outstanding — diluted	888	771	988	783

Earnings (loss) per common share
Basic	$0.23	$(1.38)	$0.58	$(0.27)

Diluted	$0.22	$(1.38)	$0.55	$(0.27)

     Supplemental Cash Flow Information.

	Nine Months
	Ended
	September 30,

	2002	2001

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,408	$2,671
Changes in capital expenditures accrued, unpaid or financed	(49)	(280)

	$1,359	$2,391

Interest costs
Interest expense	$813	$1,071
Interest capitalized	36	101

	$849	$1,172

Cash paid for interest, net of amounts capitalized	$531	$629

Cash paid for income taxes	$10	$6

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Supplemental Accrued Expenses and Other.

	September 30,	December 31,
	2002	2001

	(in millions)
Accrued expenses and other
Deferred revenues	$690	$578
Accrued interest and dividends	178	211
Payroll related items and commissions	161	197
Other	536	484

	$1,565	$1,470

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

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to deferred tax liabilities related to FCC licenses expected to reverse during our net operating loss carryforward period. Since we ceased amortizing FCC licenses, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses that will reverse during the carryforward period. Accordingly, we increased our valuation allowance. During the nine months ended September 30, 2002, we have recorded an incremental $38 million non-cash charge to the income tax provision related to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs.

      Historically, we recorded as goodwill only the amount that represented the deferred tax effects of the acquired FCC licenses. Except for these deferred tax effects, the residual in the purchase price allocation process was accounted for as FCC licenses. The goodwill arose from transactions predominantly involving the acquisition of FCC licenses, and we believe that the values of our FCC licenses and goodwill are inseparable. Accordingly, we amortized both FCC licenses and related goodwill over the same periods, using the same straight-line method. On January 1, 2002, we reclassified $898 million of the net carrying value of our goodwill (consisting of a gross carrying value of $1,162 million and accumulated amortization of $264 million as of December 31, 2001) to FCC licenses. In connection with this reclassification, we recorded an additional deferred tax liability of $574 million, in accordance with the provisions of SFAS No. 109, “Accounting for

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to FCC licenses, consistent with the approach of treating FCC licenses as the residual in the purchase price allocations for transactions in which the predominant assets acquired were FCC licenses. On January 1, 2002, we also adjusted the gross carrying values of our FCC licenses and goodwill by the accumulated amortization amounts in accordance with SFAS No. 142. During the nine months ended September 30, 2002, we acquired about $388 million of FCC licenses. The table below summarizes our intangible assets. Based only on the amortized intangible assets existing at September 30, 2002, we estimate the amortization expense to be $12 million during the remainder of 2002, $47 million during 2003, $26 million during 2004, $4 million during 2005 and $2 million during 2006. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

		September 30, 2002			December 31, 2001

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets
Customer lists	2 to 3 years	$128	$55	$73	$114	$25	$89
International licenses	20 years	—	—	—	192	—	192
Noncompete agreements, trademarks and other	Up to 20 years	37	14	23	24	9	15

		165	$69	96	330	34	296

Unamortized intangible assets
FCC licenses		6,423		6,423	6,547	1,086	5,461
Goodwill		21		21	22	1	21

		6,444		6,444	6,569	1,087	5,482

Total intangible assets		$6,609		6,540	$6,899	$1,121	5,778

Debt financing costs, net				205			289

Total intangible assets and other				$6,745			$6,067

      The table below reflects our financial results for the specified periods as if we had adopted SFAS No. 142 effective January 1, 2001 and accordingly not amortized our FCC licenses and goodwill. The income tax provision adjustments are similar in nature to the actual income tax charges recorded in 2002, which are discussed above.

	Nine Months	Three Months
	Ended	Ended

	September 30, 2001

	(in millions, except per share
	amounts)
Loss available to common stockholders, as reported	$(1,063)	$(209)
Amortization of goodwill and FCC licenses recorded	109	38
Income tax provision adjustments	(355)	(9)

Pro forma loss available to common stockholders	$(1,309)	$(180)

Loss per share, basic and diluted, as reported	$(1.38)	$(0.27)
Amortization of goodwill and FCC licenses recorded	0.14	0.05
Income tax provision adjustments	(0.46)	(0.01)

Pro forma loss per share, basic and diluted	$(1.70)	$(0.23)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      New Accounting Pronouncements. On April 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We adopted the provisions of SFAS No. 145 during the second quarter of 2002. Accordingly, gains and losses on the retirement of debt for all periods presented have been classified as other income (expense) in the accompanying statements of operations rather than as extraordinary items.

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting guidance for legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires companies to recognize the fair value of a liability for the asset retirement obligation in the period in which it is incurred and to capitalize that amount as part of the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. We are currently assessing our legal obligations and, accordingly, have not yet determined the expected impact, if any, of adopting this standard. We are required to adopt the provisions of SFAS No. 143 by January 1, 2003.

      As a result of our adoption in January 2000 of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees previously reported in periods prior to 2000 as follows.

	2002	2001

	(in millions)
Three months ended September 30	$24	$61
Nine months ended September 30	109	196

      Reclassification. We have reclassified some prior period amounts to conform to our current period presentation.

Note 2.  2002 Transactions

      Restructuring. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with International Business Machines Corporation, or IBM, and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to facilities we plan to vacate net of estimated sublease income. The restructuring charge also includes employee separation costs associated with the involuntary termination of about 700 employees throughout the organization. As of September 30,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2002, substantially all of these employee separations have been completed. The following table presents the activities related to the restructuring.

	Restructuring		Deductions		September 30, 2002
	and Impairment				Restructuring
	Charges	Adjustment	Payments	Noncash	Liability

	(in millions)
Facilities	$29	$(4)	$(1)	$—	$24
Employee separation	4	4	(8)	—	—
Asset impairments	2	—	—	(2)	—

	$35	$—	$(9)	$(2)	$24

      The decrease to our facilities charge estimate results from our ability to utilize some of the vacated facilities in our ongoing business. The increase to the employee separation charge results from the continuation of a reduction in force initiative we began in the first quarter of 2002 and continued into the second quarter of 2002.

      Chadmoore Acquisition. In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz specialized mobile radio licenses and related assets for an aggregate cash purchase price of $130 million, most of which was paid to Chadmoore in 2002.

      Preferred Stock Conversion. During the nine months ended September 30, 2002, Digital Radio, L.L.C., an affiliate of Craig O. McCaw, converted 2.7 million shares of class A convertible preferred stock into 16.2 million shares of class A common stock.

      Reduction in Fair Value of Investment. During 2002, we recognized a $38 million other-than temporary reduction in the fair value of our investment in SpectraSite Holdings, Inc.

Note 3.  Long-Term Debt, Capital Lease and Finance Obligations

	September 30,	December 31,
	2002	2001

	(dollars in millions)
Long-Term Debt
10.65% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $59	$776	$781
9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $8 and $86.	1,093	1,043
4.75% convertible senior notes due 2007	284	354
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $50 and $168	1,351	1,459
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3	297	297
9.375% senior serial redeemable notes due 2009	1,829	2,000
5.25% convertible senior notes due 2010	724	1,150
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $56 and $11	982	1,261
6% convertible senior notes due 2011	608	1,000
Bank credit facility	4,500	4,500
Other	18	19

Total domestic long-term debt	12,462	13,864
Less domestic current portion	(197)	(49)

	$12,265	$13,815

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	September 30,	December 31,
	2002	2001

	(dollars in millions)
Capital Lease and Finance Obligations
Capital lease obligations	$270	$308
Finance obligation	673	693

Total capital lease and finance obligations	943	1,001
Less current portion	(104)	(96)

	$839	$905

      The above table reflects the purchase and retirement, during the nine months ended September 30, 2002, of a total of $1,701 million in aggregate principal amount at maturity, or $1,685 million in book value, of our outstanding senior notes. See note 5.

Note 4.  Mandatorily Redeemable Preferred Stock

	September 30,	December 31,
	2002	2001

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 580,619 and 859,391 shares issued; 580,608 and 859,380 shares outstanding; stated at liquidation value	$581	$883
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 680,543 and 1,133,161 shares issued; 680,529 and 1,133,147 shares outstanding; stated at liquidation value	690	1,149
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	87	82

	$1,358	$2,114

      The above table reflects the purchase and retirement, during the nine months ended September 30, 2002, of a total of $897 million in aggregate face amount, or $909 million in book value, of our outstanding mandatorily redeemable preferred stock. See note 5.

Note 5.  Retirement of Long-Term Debt and Mandatorily Redeemable Preferred Stock

      For the nine months ended September 30, 2002, we purchased and retired a total of $1,701 million in aggregate principal amount at maturity of our outstanding senior notes and $897 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 144 million shares of class A common stock valued at $840 million and $689 million in cash. During the third quarter of 2002, we purchased and retired a total of $1,048 million in aggregate principal amount at maturity of our outstanding senior notes and $457 million of aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 83 million shares of class A common stock valued at $547 million and $394 million in cash.

      As a result of the purchase and retirement of the senior notes, excluding the convertible senior notes retired in exchange for shares of class A common stock, we recognized a gain in other income (expense) in the accompanying statements of operations, representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of unamortized debt financing costs. We retired some of our outstanding convertible senior notes by issuing more shares of our class A common stock than the noteholders were entitled to under the original terms of these notes. In accordance with SFAS No. 84,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

“Induced Conversions of Convertible Debt,” we recorded debt conversion expense in other income (expense) equivalent to the fair value of the additional shares issued as measured on the transaction date. As a result of the mandatorily redeemable preferred stock transactions, we recognized gains, representing the excess of the carrying value over the purchase price of the purchased and retired mandatorily redeemable preferred stock and the write-off of unamortized financing costs. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material.

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

      In July 2001, we entered into interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the nine- and three-month periods ended September 30, 2002 relating to the ineffectiveness of these fair value hedges. As of September 30, 2002, we have recognized the interest rate swaps at their fair values of $60 million, consisting of $4 million in interest receivable and $56 million in other assets, with an offsetting $56 million adjustment to the carrying value of our hedged debt.

      We also use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of September 30, 2002, we have recognized all of our cash flow hedges at their fair values of $120 million in other current liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $33 million, representing the effective portion of the change in its fair value as of September 30, 2002, is reported in other comprehensive loss and will be reclassified to interest expense in the same period during which our hedged debt affects interest expense. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting, and changes in the fair values of our swaps not qualifying for hedge accounting, are recognized in our statement of operations in the period of the change. Interest expense includes gains of $7 million and $3 million for the nine months and three months ended September 30, 2002, respectively, and losses of $8 million and $2 million for the nine months and three months ended September 30, 2001, respectively, representing changes in the fair values of our swaps not qualifying for hedge accounting. Interest expense includes a loss of $20 million for the nine-and three-month periods ended September 30, 2002 and a loss of $3 million for the nine-and three-month periods ended September 30, 2001 relating to the ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting.

Note 7.  Commitments and Contingencies

      Commitments. In July 2002, we amended our agreement to acquire all of the stock of NeoWorld Communications, Inc., and the equity interests of specified entities owned by NeoWorld Communications, which collectively own and operate 900 MHz specialized mobile radio systems. Pursuant to the agreement, as amended, we have made cash payments for NeoWorld Communications totaling $79 million through September 30, 2002, including $40 million paid in 2002. We expect to pay the balance of the purchase price, which we estimate to be up to $197 million, prior to the end of the first quarter of 2003. Such payment may be made at our election, subject to certain limitations, in cash and/or shares of our class A common stock. We

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

have filed a registration statement to ensure our ability to pay the balance of the purchase price in shares of our class A common stock in the event we elect to pay in shares of class A common stock.

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

Independent Accountants’ Review Report

To the Board of Directors and Stockholders of

Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2002, and the related condensed consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

McLean, Virginia

November 14, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine and three-month periods ended September 30, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2001 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q including the discussion regarding our critical accounting policies and our future identified domestic contractual obligations. Historical results may not indicate future performance. See “Forward Looking Statements.”

      We provide digital mobile communications throughout the United States by offering integrated wireless services under the Nextel® brand name, primarily to business users. Our digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. This digital technology, developed by Motorola, Inc., is referred to as integrated Digital Enhanced Network, or iDEN® technology.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows customers in the same local calling area to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel Online®” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      As of September 30, 2002:

•	we had about 10.1 million handsets in service in the United States; and

•	our digital mobile network or the compatible digital mobile network of Nextel Partners, Inc. was operational in 197 of the top 200 metropolitan statistical areas in the United States.

      Officer Developments. James F. Mooney, our former Executive Vice President and Chief Operating Officer, left Nextel effective September 30, 2002. Timothy M. Donahue, our President and Chief Executive Officer, has assumed the added role of chief operating officer on an interim basis while we conduct a search for Mr. Mooney’s successor.

      NII Holdings. NII Holdings, Inc. provides wireless communications services primarily in selected Latin American markets and was our substantially wholly owned subsidiary. On October 28, 2002, the U.S. Bankruptcy Court confirmed NII Holdings’ plan of reorganization. On November 12, 2002, NII Holdings consummated its reorganization under Chapter 11 of the U.S. Bankruptcy Code. All previously outstanding equity interests in NII Holdings were cancelled in the reorganization. As of November 14, 2002, we owned about 36% of the outstanding common stock of NII Holdings. You should read NII Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2001 and its subsequent quarterly reports on Form 10-Q for matters related to NII Holdings.

      The reorganization of NII Holdings included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed $51 million of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and shares of NII Holdings’

class A common stock. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement ($25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement). Our condensed consolidated financial statements include the consolidated results of NII Holdings through December 31, 2001. As a result of its bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We use the equity method to account for our investment given our ability to exercise significant influence over the operating and financial policies of NII Holdings. In accordance with the equity method, we stopped recognizing equity in losses of NII Holdings effective in May 2002 as we had recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have reflected these excess losses on the accompanying balance sheet in other long-term liabilities.

      We have classified the 2002 net operating results of NII Holdings as equity in losses of NII Holdings in the accompanying statement of operations as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation. We expect to record a substantial non-cash pre-tax gain in excess of $1.0 billion in the fourth quarter consisting of a $1,408 million reversal of equity losses in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. Based on our ownership interest as of November 14, we expect to account for our new investment in NII Holdings using the equity method beginning in the fourth quarter of 2002, which will require us to record our proportionate share of NII Holdings’ results of operations.

      Boost Mobile. In the third quarter of 2002, in association with the Australian founders of the Boost™ brand, we launched a lifestyle-based mobile telecommunications test program, providing Boost Mobile™ branded wireless services exclusively targeting the California and Nevada youth markets. Based upon the results of this test, Boost Mobile may consider a broader rollout of this program in 2003.

      Nextel Partners. Nextel Partners provides digital wireless communication services under the Nextel name in mid-sized and tertiary U.S. markets. We owned about 32% of the common stock of Nextel Partners as of September 30, 2002. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population. More detailed information relating specifically to Nextel Partners may be found in the reports filed by Nextel Partners under the Securities Exchange Act of 1934. We account for our investment in Nextel Partners using the equity method, which requires us to record our proportionate share of Nextel Partners’ results of operations.

      In 1999, we entered into agreements relating to the capitalization, governance, financing and operation of Nextel Partners. As previously disclosed, these agreements establish circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for any such purchase in cash, shares of our class A common stock, or a combination of both. Subject to various limitations and conditions, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008 or earlier if we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements. Subject to various limitations and conditions, we may be required to purchase Nextel Partners’ class A common stock, if we experience a change of control or we breach the operating agreements. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances, the obligation to participate in any sale of our interest. For a more detailed description of these rights and obligations, see exhibit 10.15 to our 2001 annual report on Form 10-K.

Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other wireless services, variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from activation fees over the expected customer relationship periods of up to four years, starting when wireless service is activated.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer takes title. Therefore, handset revenues in the current period largely reflect the recognition of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile network. Therefore, in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” we do not account for our multiple element arrangement separately.

      Cost of providing wireless service consists primarily of costs to operate and maintain our digital mobile network, costs of interconnection with local exchange carrier facilities and costs of activation. Costs to operate and maintain our digital mobile network primarily include direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the digital mobile network switches and sites and payroll and facilities costs associated with our digital mobile network engineering employees. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. We recognize the cost of activation over the expected customer relationship periods of up to four years in amounts equivalent to revenues recognized from activation fees.

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the costs of handset revenue over the expected customer relationship periods of up to four years in amounts equivalent to revenues recognized from handset sales. Costs in excess of the revenue generated from handset sales, or subsidies, are expensed at the time of sale.

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force and marketing employees, advertising and media program costs and telemarketing.

      General and administrative costs primarily consist of fees paid to outsource billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, information technology, legal, finance, human resources, strategic planning and product development, along with the related payroll and facilities costs.

Selected domestic financial and operating data.

	For the Nine Months		For the Three Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Average monthly revenue per handset in service(1)(2)	$70	$71	$71	$71
Handsets in service, end of period (in thousands)(2)(3)	10,116	8,166	10,116	8,166
Net handset additions (in thousands)(2)	1,453	1,487	480	481
Transmitter and receiver sites in service, end of period	16,080	14,500	16,080	14,500
Net transmitter and receiver sites placed in service	580	1,800	130	500
Switches in service, end of period	82	78	82	78
System minutes of use (in billions)	53.5	37.6	19.3	13.9
Average monthly billable minutes of use per handset	630	560	650	580

Domestic EBITDA (in millions)(4)	$2,280	$1,362	$878	$526
NII Holdings EBITDA (in millions)	—	(97)	—	(29)
Restructuring and impairment charges (in millions)	35	169	—	147
Depreciation and amortization (in millions)	1,199	1,270	412	449

Operating income (loss) (in millions)	$1,046	$(174)	$466	$(99)

(1)	Average monthly revenue per handset in service is not a measurement under accounting principles generally accepted in the United States and may not be calculated in the same manner as similar measures used by other companies.

(2)	Amount excludes the impact of test markets, such as the Boost Mobile program.

(3)	The subscriber base as of April 1, 2002, has been reduced by about two thousand as a result of our conversion of our billing systems in the second quarter of 2002. We are presently evaluating whether any additional minimal adjustment is necessary in connection with our completion of the conversion in the third quarter.

(4)	We define EBITDA as operating income before depreciation, amortization and restructuring and impairment charges. It is a measure commonly used by analysts, investors and other interested parties in the telecommunications industry and is presented to assist in understanding our operating results. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or (loss) as a measure of performance, or to cash flows from operating activities as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

      Average monthly revenue per handset in service, or ARPU, is an industry term that measures service revenues per month from our customers divided by the weighted average number of handsets in commercial service during that month.

      One of the measurements we use to manage our business is the rate of customer churn. The customer churn rate is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. Churn consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. A low churn rate is important because customer acquisition costs are generally higher than customer retention costs.

      Our average monthly customer churn rate during the quarter ended September 30, 2002 was about 2% as compared to 2.1% during the quarter ended June 30, 2002. We attribute the improvement in customer churn to customer retention initiatives that we began implementing in the first quarter of 2001 and have continued into the third quarter of 2002. These initiatives include customer focused programs such as strategic care provided to customers with certain calling attributes and efforts to migrate customers to more optimal service pricing plans. Also, we believe that our customer churn reflects our focus on acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services.

      We believe EBITDA is a primary measure of operating performance. We believe that growth in EBITDA is an indicator of future profitability, especially in a capital intensive industry, such as wireless telecommunications. Domestic EBITDA has increased primarily due to:

•	increased service revenues from a larger customer base combined with economies of scale experienced in cost of service;

•	decreased subsidies from sales of handsets as a result of increasing handset prices; and

•	decreased general and administrative costs as a percentage of domestic operating revenues.

We expect annual domestic EBITDA to increase as a result of, among other things, cost savings we expect to achieve through economies of scale and increased operating efficiencies. However, if general economic conditions worsen, if competitive conditions in the wireless telecommunications industry intensify or if our new handset or service offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our results of operations. See “Forward Looking Statements.”

Service revenues and cost of service.

     Consolidated service revenues and cost of service.

      Consolidated service revenues increased from $5,270 million for the nine months ended September 30, 2001 to $6,002 million for the comparable period in 2002. The $732 million increase in service revenues reflects primarily a $1,192 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $460 million to service revenues in our consolidated results in 2001. Consolidated service revenues increased from $1,870 million for the three months ended September 30, 2001 to $2,139 million for the comparable period in 2002. The $269 million increase in service revenues consists primarily of a $446 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $177 million to service revenues in our consolidated results in 2001.

      Consolidated cost of service decreased from $1,107 million for the nine months ended September 30, 2001 to $1,100 million for the comparable period in 2002. The $7 million decrease in cost of service reflects a $121 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $128 million to cost of service in our consolidated results in 2001. Consolidated cost of service decreased from $395 million for the three months ended September 30, 2001 to $383 million for the comparable period in 2002. The $12 million decrease in cost of service reflects a $36 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $48 million to cost of service in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic service revenues and cost of service. As described in note 1 to our condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q, our consolidated results for 2001 include the results of operations of NII Holdings. As further described in note 1, we no longer consolidate NII Holdings and its 2002 results of operations are accounted for using the equity method.

     Domestic service revenues and cost of service.

		% of		% of	Changes from
		Domestic		Domestic	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Service revenues	$6,002	94%	$4,810	94%	$1,192	25%
Cost of service	1,100	17%	979	19%	121	12%

Service gross margin	$4,902		$3,831		$1,071	28%

Service gross margin percentage	82%		80%

Three Months Ended
Service revenues	$2,139	94%	$1,693	94%	$446	26%
Cost of service	383	17%	347	19%	36	10%

Service gross margin	$1,756		$1,346		$410	30%

Service gross margin percentage	82%		80%

      Domestic service revenues. Service revenues increased 25% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and 26% from the three months ended September 30, 2001 to the three months ended September 30, 2002. Our service revenues are impacted by both the number of handsets in service (volume) and average monthly revenue per handset in service (rate).

      From a volume perspective, our service revenues increased principally as a result of a 24% increase in handsets in service. The growth in the number of handsets in service from September 30, 2001 to September 30, 2002 is the result of a number of factors, principally:

•	our differentiated products and services, including enhanced Nextel Direct Connect and Nextel Online;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales force and marketing staff, including staff associated with our Nextel retail stores, and selling efforts targeted at specific vertical markets.

      From a rate perspective, ARPU decreased from about $71 for the nine months ended September 30, 2001 to about $70 for the nine months ended September 30, 2002. We attribute the slight decrease in ARPU to:

•	the introduction of more competitive pricing plans in 2002, which provide more minutes of use with a lower monthly access charge to the customer; partially offset by

•	the following revenue enhancement initiatives during 2002:

•	in the first quarter of 2002, we began charging many of our customers a fee to recover a portion of the costs associated with government mandated telecommunications services such as Enhanced 911 and number portability; and

•	in the second quarter of 2002, for many of our customer accounts, we implemented the industry-wide practice of full minute rounding, raised the excess usage rate for some customer accounts and decreased the off-peak hours, which are generally billed at lower rates than peak hours.

      ARPU was $71 for both the quarters ended September 30, 2001 and 2002 due to revenue enhancement initiatives implemented in the first and second quarters of 2002, offset by the impact of lower pricing plans with higher plan minutes.

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

      Domestic cost of service. Cost of service increased 12% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, primarily as a result of:

•	increased handsets in service and resulting increased minutes of use;

•	a 14% increase in costs incurred in the operation and maintenance of our digital mobile network and fixed interconnection costs and;

•	a 3% increase in variable interconnection fees.

      The costs related to the operation and maintenance of our digital mobile network increased 14% primarily due to an 11% increase in the number of transmitter and receiver sites placed in service, a 5% increase in switches placed in service and additional network capacity added to existing sites from September 30, 2001 to September 30, 2002. Variable interconnection fees increased 3% while total system minutes of use increased 42% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, principally due to a 24% increase in the number of handsets in service as well as a 13% increase in the average monthly billable minutes of use per handset over the same period. We attribute this modest increase in variable interconnection fees as compared to the higher total system minutes of use to favorable settlements of rate disputes with our service providers, rate savings achieved through new agreements with long distance providers signed in mid-2001 as well as efforts implemented during the second quarter of 2002 to move long distance traffic to the facilities of lower cost carriers.

      Cost of service increased 10% from the three months ended September 30, 2001 to the three months ended September 30, 2002. Cost of service increased primarily as a result of:

•	increased handsets in service and resulting increased minutes of use;

•	a 15% increase in costs incurred in the operation and maintenance of our digital mobile network and costs related to fixed interconnection costs; partially offset by

•	a 13% decrease in costs incurred related to variable interconnection fees.

      The costs related to the operation and maintenance of our digital mobile network increased 15% primarily due to an 11% increase in the number of transmitter and receiver sites placed in service, a 5% increase in switches placed in service and additional network capacity added to existing physical sites from September 30, 2001 to September 30, 2002. Variable interconnection fees decreased 13% while total system minutes of use increased 39% from the three months ended September 30, 2001 to the three months ended September 30, 2002. This decrease is principally due to favorable settlements of rate disputes with our service providers, rate savings achieved though new agreements with long distance providers signed in mid-2001, as well as efforts implemented during the second quarter of 2002 to move long distance traffic to the facilities of lower cost carriers, partially offset by a 24% increase in the number of handsets in service as well as a 12% increase in the average monthly billable minutes of use per handset over the same period.

      We expect the aggregate amount of cost of service to increase as customer usage of our digital mobile network increases and as we add more sites, switches and capacity to meet our customers’ needs. However, we expect that the rate of increase will be less than that experienced in 2001 due to improvements in network operating efficiencies and a reduced digital mobile network build. See “Liquidity and Capital Resources” and “Future Capital Needs and Resources — Capital Expenditures.”

      Domestic service gross margin. Service gross margin increased 28% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and 30% from the three months ended September 30, 2001 to the three months ended September 30, 2002. While the service gross margin in recent years has increased in the aggregate, our service gross margin as a percentage of service revenues has generally remained flat. However, during 2002, service gross margin as a percentage of service revenues has improved from 80% for the nine and three months ended September 30, 2001 to 82% for the nine and three months ended September 30, 2002.

Handset and accessory revenues and cost of handset and accessory revenues.

     Consolidated handset and accessory revenues and cost of handset and accessory revenues.

      Consolidated handset and accessory revenues increased from $345 million for the nine months ended September 30, 2001 to $388 million for the comparable period in 2002. The $43 million increase in handset and accessory revenues consists of a $66 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $23 million to handset and accessory revenues in our consolidated results in 2001. Consolidated handset and accessory revenues increased from $122 million for the three months ended September 30, 2001 to $140 million for the comparable period in 2002. The $18 million increase in handset and accessory revenues reflects a $26 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $8 million to handset and accessory revenues in our consolidated results in 2001.

      Consolidated cost of handset and accessory revenues decreased from $1,007 million for the nine months ended September 30, 2001 to $759 million for the comparable period in 2002. The $248 million decrease in cost of handset and accessory revenues reflects a $130 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $118 million to cost of handset and accessory revenues in our consolidated results in 2001. Consolidated cost of handset and accessory revenues decreased from $337 million for the three months ended September 30, 2001 to $235 million for the comparable period in 2002. The $102 million decrease in cost of handset and accessory revenues reflects a $57 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $45 million to cost of handset and accessory revenues in our consolidated results in 2001. The table in the following section provides a more detailed analysis of our domestic handset and accessory revenues and cost of handset and accessory revenues.

     Domestic handset and accessory revenues and cost of handset and accessory revenues.

      During the nine and three months ended September 30, 2002, we recorded $388 million and $140 million of handset and accessory revenues, an increase of $66 million and $26 million over the comparable periods in 2001. During the nine and three months ended September 30, 2002, we recorded $759 million and

$235 million of cost and accessory revenues, a decrease of $130 million and $57 million over the comparable periods in 2001. These results are summarized in the table below.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Current period handset and accessory sales	$645	10%	$352	7%	$293	83%
Net effect of SAB No. 101 handset deferrals	(257)	(4)%	(30)	(1)%	(227)	NM

Handset and accessory revenues	388	6%	322	6%	66	20%

Current period cost of handset and accessory sales	1,016	16%	919	18%	97	11%
Net effect of SAB No. 101 handset deferrals	(257)	(4)%	(30)	(1)%	(227)	NM

Cost of handset and accessory revenues	759	12%	889	17%	(130)	(15)%

Handset and accessory gross subsidy	$(371)		$(567)		$196	35%

Three Months Ended
Current period handset and accessory sales	$232	10%	$123	7%	$109	89%
Net effect of SAB No. 101 handset deferrals	(92)	(4)%	(9)	(1)%	(83)	NM

Handset and accessory revenues	140	6%	114	6%	26	23%

Current period cost of handset and accessory sales	327	14%	301	17%	26	9%
Net effect of SAB No. 101 handset deferrals	(92)	(4)%	(9)	(1)%	(83)	NM

Cost of handset and accessory revenues	235	10%	292	16%	(57)	(20)%

Handset and accessory gross subsidy	$(95)		$(178)		$83	47%

NM—Not Meaningful

     Domestic handset and accessory revenues. Reported handset and accessory revenues are influenced by the number of handsets sold, the sales prices of the handsets sold and the effect of SAB No. 101, which requires that handset revenue generated from sales to customers be spread over the estimated life of the customer relationship period rather than recording all handset revenue at the time of sale. The effect of SAB No. 101 in the table above is the net effect of current period sales being deferred to future periods, offset by the benefit of handset sales deferred in previous periods that are now being recognized as revenue.

	September 30,	September 30,	Change from
SAB No. 101 Effect	2002	2001	Previous Year

	(in millions)
Nine Months Ended
Handset sales deferred	$(540)	$(297)	$(243)
Previously deferred handset sales recognized	283	267	16

Net effect of SAB No. 101 handset deferrals	$(257)	$(30)	$(227)

Three Months Ended
Handset sales deferred	$(205)	$(110)	$(95)
Previously deferred handset sales recognized	113	101	12

Net effect of SAB No. 101 handset deferrals	$(92)	$(9)	$(83)

      Current period handset and accessory sales increased $293 million for the nine months ended September 30, 2002 compared to the same period in 2001. This increase reflects an increase in the number of handsets sold of about 14% and an overall increase in the sales prices of the handsets. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $227 million. The increase in the SAB No. 101 net deferrals reflects increasing revenues from handset sales in 2002 primarily due to increased handset prices.

      Current period handset and accessory sales increased $109 million for the three months ended September 30, 2002 compared to the same period in 2001. This increase reflects an increase in the number of handsets sold of about 23% and an overall increase in the sales prices of the handsets. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $83 million. The increase in the SAB No. 101 net deferrals reflects increasing revenues from handset sales in 2002 primarily due to increased handset prices.

      Domestic cost of handset and accessory revenues. Reported cost of handset and accessory revenues are influenced by the number of handsets sold, the cost of the handsets sold and the effect of SAB No. 101. With respect to the cost of handset and accessory revenues, the SAB No. 101 effect is recorded in amounts equivalent to handset revenues deferred and recognized.

	September 30,	September 30,	Change from
SAB No. 101 Effect	2002	2001	Previous Year

Nine Months Ended
Cost of handset sales deferred	$(540)	$(297)	$(243)
Previously deferred cost of handset sales recognized	283	267	16

Net effect of SAB No. 101 handset deferrals	$(257)	$(30)	$(227)

Three Months Ended
Cost of handset sales deferred	$(205)	$(110)	$(95)
Previously deferred handset sales recognized	113	101	12

Net effect of SAB No. 101 handset deferrals	$(92)	$(9)	$(83)

      Current period cost of handset and accessory sales increased $97 million for the nine months ended September 30, 2002 compared to the same period in 2001. This increase reflects an increase in the number of handsets sold of about 14% partially offset by a slight reduction in the cost we pay for handsets. This increase in the cost of handset and accessory sales was more than offset by the increase in the SAB No. 101 net deferrals of $227 million.

      Current period cost of handset and accessory sales increased $26 million for the three months ended September 30, 2002 compared to the same period in 2001. This increase reflects an increase in the number of handsets sold of about 23% partially offset by a slight reduction in the cost we pay for handsets. This increase in the cost of handset and accessory sales was more than offset by the increase in the SAB No. 101 net deferrals of $83 million.

      Domestic handset and accessory gross subsidy. We generally sell handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers. While we expect to continue the industry practice of selling handsets at prices below cost, we experienced improvements in our handset and accessory gross subsidy during 2002. Handset and accessory gross subsidy decreased 35% from the nine months ended September 30, 2001 to the same period in 2002 even though we experienced about a 14% increase in the number of handsets sold. From the three months ended September 30, 2001 to the same period in 2002, the handset and accessory gross subsidy decreased 47% even though we experienced about a 23% increase in the number of handsets sold. We attribute the improvement in handset and accessory gross subsidy to:

•	increased sales of our feature rich, higher priced and lower subsidy handsets;

•	a decline in the average cost that we pay for our handsets; and

•	increased handset prices charged to our indirect dealers beginning in the second quarter of 2002 in return for higher commissions to be paid to the dealers upon activation of new handsets, which resulted in an improvement in the gross subsidy of about $ 97 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and about $37 million during the comparable three month period.

      While we may vary the amount of handset subsidy to respond to market conditions, we anticipate that for the fourth quarter of 2002 the average per-unit amount of handset and accessory gross subsidy will continue to be lower than we have experienced in the comparable prior year periods.

Selling, general and administrative expenses.

     Consolidated selling, general and administrative expenses.

      Consolidated selling, general and administrative expenses increased from $2,236 million for the nine months ended September 30, 2001 to $2,251 million for the comparable period in 2002. The $15 million increase in selling, general and administrative expenses primarily reflects a $349 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $334 million to selling, general and administrative expenses in our consolidated results in 2001.

      Consolidated selling, general and administrative expenses increased from $763 million for the three months ended September 30, 2001 to $783 million for the comparable period in 2002. The $20 million increase in selling, general and administrative reflects a $141 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $121 million to selling, general and administrative expenses in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic selling, general and administrative expenses.

     Domestic selling, general and administrative expenses.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Selling and marketing	$1,138	18%	$930	18%	$208	22%
General and administrative	1,113	17%	972	19%	141	15%

Selling, general and administrative	$2,251	35%	$1,902	37%	$349	18%

Three Months Ended
Selling and marketing	$412	18%	$298	17%	$114	38%
General and administrative	371	16%	344	19%	27	8%

Selling, general and administrative	$783	34%	$642	36%	$141	22%

      Domestic selling and marketing. The increase in domestic selling and marketing expenses from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002 reflects:

•	a $116 million and $66 million, or 30% and 53%, increase in commissions and residuals earned by indirect dealers and distributors;

•	a $32 million and $13 million, or 12% and 13%, increase in direct sales and marketing payroll and related expenses;

•	a $40 million and $26 million, or 20% and 45%, increase in advertising expenses; and

•	a $20 million and $9 million, or 30% and 45%, increase in other general selling and marketing expenses.

      Indirect dealers and distributors earn commissions for new handset activations. In addition, we pay some indirect dealers and distributors residuals to encourage ongoing customer support and to promote handset sales to high value customers who are more likely to generate higher monthly service revenues and less likely to deactivate service. About $84 million and $44 million of the increase in commissions for the nine- and three-month periods ended September 30, 2002 is due to the changes in dealer compensation plans effected in the second quarter of 2002 that provide increased commissions upon the activation of new handsets. See “Domestic handset and accessory revenues and cost of handset and accessory revenues — Domestic handset and accessory gross subsidy” for a more detailed description of the change in the commission plan. The remaining increase is primarily related to increasing dealer residuals along with increasing dealer commissions designed to motivate sales of data applications and the activation of new handsets on higher priced service plans.

      The increase in sales and marketing payroll and related expenses is primarily associated with additional employees hired for our Nextel retail stores. From May 2001 to September 30, 2002 the number of operational Nextel retail stores has increased from 203 to 339.

      Advertising expenses have increased due to our marketing campaigns, including sports-related sponsorships and television commercials directed at increasing brand awareness, as well as promoting our differentiated services, including Nextel Direct Connect and Nextel Online. In addition, advertising expenses in 2002 include costs related to the launch of the Boost Mobile program.

      Other general selling and marketing expenses increased primarily due to additional facilities costs related to opening new Nextel retail stores.

      Domestic general and administrative. The increase in general and administrative expenses from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002, reflects:

•	a $70 million and $22 million, or 19% and 17%, increase in expenses related to billing, collection, customer retention and customer care activities;

•	a $21 million and $(12) million, or 9% and (12)%, change in bad debt expense; and

•	a $50 million and $17 million, or 14% and 15%, increase in personnel, facilities and general corporate expenses.

      Billing, collection, customer retention and customer care related costs increased due to the costs to support a larger customer base, including increased postage costs, as well as costs associated with the implementation of our new billing and customer care system, implementation of which began in the first quarter of 2002 and was completed in the third quarter of 2002. However, these costs are increasing at a slower rate than our customer growth rate in part due to cost savings we are realizing as a result of outsourcing many aspects of our customer care function during the first quarter of 2002.

      Although bad debt expense increased from the nine months ended September 30, 2002 to the comparable 2001 period, it has decreased as a percentage of domestic operating revenues from 4.7% in 2001 to 4.1% in 2002. From the three months ended September 30, 2002 to the three months ended September 30, 2001, bad debt expense has decreased as a percentage of domestic operating revenues from 5.5% to 3.8%. During 2001, bad debt expense increased as a percentage of domestic operating revenues primarily due to the impact of a slow economy and aggressive sales promotions during 2001. As a result of this increase in bad debt, we focused on strengthening our credit policies and procedures, specifically in the area of compliance with our deposit policy, increased our collection staffing, limited account sizes for designated high risk accounts, suspended accounts earlier than in the past and implemented a new credit and billing software tool which enables us to better screen and monitor the credit quality of our customers.

      Personnel, facilities and general corporate expenses increased primarily as a result of increases in general corporate expenses, including professional fees relating to our public safety and other initiatives, product development expenses and employee compensation costs.

      We expect the aggregate amount of domestic selling, general and administrative expenses to continue to increase as a result of a number of factors, including but not limited to:

•	increased marketing and advertising in connection with advertising campaigns designed to increase brand awareness in our markets;

•	increased dealer commissions as a result of the changes in the dealer compensation plans effected in the second quarter of 2002;

•	increased costs associated with expanding our retail operations by opening additional retail stores; and

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities and bad debt; partially offset by

•	savings expected from our outsourcing arrangements and our billing and customer care system.

      We expect our information and technology outsourcing arrangement will result in about $140 million of reduced costs over a five-year period relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement will result in more than $1 billion of reduced costs over an eight-year period relative to our previous run-rate. Our actual experience through September 30, 2002 indicates that we are beginning to realize these cost savings. While we believe our aggregate customer care related costs will continue to increase due to our anticipated subscriber growth, we believe these increases will be less than we would have experienced without the outsourcing arrangement.

Depreciation and amortization.

     Consolidated depreciation and amortization

      Consolidated depreciation increased from $1,089 million for the nine months ended September 30, 2001 to $1,159 million for the comparable period in 2002. The $70 million increase in depreciation reflects a $193 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $123 million to depreciation in our consolidated results in 2001. Consolidated depreciation increased from $389 million for the three months ended September 30, 2001 to $398 million for the comparable period in 2002. The $9 million increase in depreciation reflects a $53 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $44 million to depreciation in our consolidated results in 2001.

      Consolidated amortization decreased from $181 million for the nine months ended September 30, 2001 to $40 million for the comparable period in 2002. The $141 million decrease in amortization reflects a $91 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $50 million to amortization in our consolidated results in 2001. Consolidated amortization decreased from $60 million for the three months ended September 30, 2001 to $14 million for the comparable period in 2002. The $46 million decrease in amortization reflects a $31 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $15 million to amortization in our consolidated results in 2001. The table in the following section provides a more detailed analysis of our domestic depreciation and amortization expense.

     Domestic depreciation and amortization.

		% of		% of	Change from
		Domestic		Domestic	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Depreciation	$1,159	18%	$966	19%	$193	20%
Amortization	40	1%	131	2%	(91)	(69)%

Depreciation and amortization	$1,199	19%	$1,097	21%	$102	9%

Three Months Ended
Depreciation	$398	17%	$345	19%	$53	15%
Amortization	14	1%	45	2%	(31)	(69)%

Depreciation and amortization	$412	18%	$390	21%	$22	6%

      The $193 million and $53 million increase in depreciation expense from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002 was primarily a result of an 11% increase in transmitter and receiver sites in service and a 5% increase in switches in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our digital mobile network. Additionally, depreciation increased as a result of our shortening the useful lives of some of our network assets in the fourth quarter of 2001 in response to technology upgrades. We periodically review the useful lives of our fixed assets as circumstances warrant, and it is possible that depreciation expense may increase in future periods.

      The $91 million and $31 million decrease in amortization expense from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and FCC licenses effective January 1, 2002.

     Consolidated restructuring and impairment charges, interest and other.

			Change from
			Previous Year
	September 30,	September 30,
	2002	2001	Dollars	Percent

	(in millions)
Nine Months Ended
Restructuring and impairment charges	$(35)	$(169)	$134	79%
Interest expense	(813)	(1,071)	258	24%
Interest income	45	178	(133)	(75)%
Gain on retirement of debt, net	347	469	(122)	(26)%
Equity in losses of NII Holdings	(226)	—	(226)	—
Equity in losses of unconsolidated affiliates	(72)	(69)	(3)	(4)%
Reduction in fair value of investment	(38)	(188)	150	80%
Foreign currency transaction losses, net	—	(71)	71	—
Other, net	(1)	(12)	11	92%
Income tax (provision) benefit	(373)	47	(420)	NM
Income (loss) available to common stockholders	197	(1,063)	1,260	119%
Three Months Ended
Restructuring and impairment charges	$—	$(147)	$147	—
Interest expense	(271)	(354)	83	23%
Interest income	14	43	(29)	(67)%
Gain on retirement of debt, net	208	469	(261)	(56)%
Equity in losses of unconsolidated affiliates	(23)	(24)	1	4%
Reduction in fair value of investment	(3)	(188)	185	98%
Foreign currency transaction losses, net	—	(16)	16	—
Other, net	—	(1)	1	—
Income tax (provision) benefit	(8)	20	(28)	(140)%
Income (loss) available to common stockholders	526	(209)	735	NM

NM—Not Meaningful

     In January 2002, we announced a five-year information technology outsourcing agreement with EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to facilities we plan to vacate net of estimated sublease income. In the third quarter 2001, NII Holdings decided to discontinue funding to its Philippine operating company and recognized a pre-tax impairment charge of $147 million. In May 2001, we recorded a $22 million restructuring charge to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations.

      Consolidated interest expense decreased from $1,071 million for the nine months ended September 30, 2001 to $813 million for the comparable period in 2002. The $258 million decrease in interest expense primarily reflects a $49 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $220 million to interest expense in our consolidated results in 2001, offset by an $11 million elimination included in our consolidated results in 2001. Consolidated interest expense decreased from $354 million for the three months ended September 30, 2001 to $271 million for the comparable period in 2002. The $83 million decrease in interest expense reflects a $21 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $73 million to interest expense in our consolidated results in 2001, offset by an $11 million elimination included in our consolidated results in 2001. The $49 million and $21 million decrease in domestic interest expense from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002 primarily relates to:

•	a $108 million and $25 million decrease due to a reduction in the weighted average interest rates related to our bank credit facility from 7.8% during the nine months ended September 30, 2001 to 4.8% during the nine months ended September 30, 2002; partially offset by

•	a $28 million and $11 million decrease in capitalized interest due to a decrease in our capital expenditures as well as the reduction in our average interest rates;

•	a $2 million and $12 million increase due to the changes in fair values of our interest rate swaps; and

•	a $29 million increase and a $19 million decrease primarily related to our senior notes, as discussed below.

Interest expense related to our senior notes increased from the nine months ended September 30, 2001 to the comparable 2002 period primarily due to the issuance of our 9.5% senior notes in February 2001 and our 6% convertible senior notes in May 2001, partially offset by the retirement of $1,701 million in aggregate principal amount of our senior notes during 2002. Interest expense related to our senior notes decreased from the three months ended September 30, 2001 to the comparable 2002 period primarily due to the retirement of these senior notes during 2002. As of December 31, 2001, we had outstanding indebtedness and mandatorily redeemable preferred stock obligations of $15,978 million. Due principally to repurchases of these securities, as of September 30, 2002, we had outstanding indebtedness and mandatorily redeemable preferred stock obligations of $13,820 million.

      Consolidated interest income decreased from $178 million for the nine months ended September 30, 2001 to $45 million for the comparable period in 2002. The $133 million decrease in interest income primarily reflects a $133 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $11 million to interest income in our consolidated results in 2001, offset by an $11 million elimination included in our consolidated results in 2001. Consolidated interest income decreased from $43 million for the three months ended September 30, 2001 to $14 million for the comparable period in 2002. The $29 million decrease in interest income reflects a $37 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations, which contributed $3 million to interest income in our consolidated results in 2001, offset by an $11 million elimination included in our consolidated results in 2001. The $133 million and $37 million decrease in interest income from the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2002 is primarily due to a general decrease in interest rates as well as a lower average cash and short-term investments balances in 2002.

      The gain on retirement of debt, net of debt conversion expense, relates to the purchase and retirement of some of our senior notes during 2002. The gain on retirement of debt during the third quarter of 2001 relates to Nextel Communications’ purchase of some of NII Holdings’ senior notes.

      The equity in losses of NII Holdings of $226 million for the nine months ended September 30, 2002 represents our share of NII Holdings’ losses through May 2002. As discussed in note 1 to our consolidated financial statements, this line item relates to the reclassification of our investment in NII Holdings to the equity method in 2002. Our consolidated results for the nine months ended September 30, 2001 include $875 million of losses attributable to NII Holdings. The $649 million decrease in equity in losses is due primarily to the following:

•	the 2002 equity in losses of NII Holdings represents our share of NII Holdings’ losses through May 2002, while the 2001 amount represents our share of NII Holdings’ losses through September 2001;

•	increasing revenues of NII Holdings together with cost savings primarily attributable to NII Holdings’ decreased selling activities;

•	NII Holdings’ results of operations for the nine months ended September 30, 2002 reflect decreased depreciation and amortization expense due to fixed asset and intangible asset impairment charges taken during the third and fourth quarters of 2001, which reduced the carrying value of those assets significantly; and

•	NII Holdings’ results of operations for the nine months ended September 30, 2001 reflect an asset impairment charge related to its Philippine operations and charges for a reduction in fair value related to its available-for-sale security investment.

      The $(3) million and $1 million change in equity in losses of unconsolidated affiliates from the nine and three months ended September 30, 2001 to the same periods in 2002 is primarily due to changes in losses attributable to our equity method investment in Nextel Partners.

      On June 30, 2002, we recognized a $35 million reduction in the fair value of our investment in SpectraSite Holdings, Inc., as we determined the decline in fair value of this investment to be other-than-temporary. On September 30, 2002, we recognized an additional $3 million reduction in the fair value of our investment in SpectraSite. On September 30, 2001, NII Holdings recognized a $188 million reduction in fair value of its investment in TELUS Corporation, as NII Holdings determined the decline in value of this investment to be other-than-temporary.

      The foreign currency transaction loss in 2001 is attributable to the inclusion of our international operations in our consolidated results in 2001.

      The increase in the income tax provision in 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as a result of which we incurred non-cash charges of $373 million to the income tax provision. For more detailed information, see note 1, “Basis of Presentation—New Accounting Pronouncements,” to our condensed consolidated financial statements appearing in this quarterly report on Form 10-Q.

Liquidity and Capital Resources

      As of September 30, 2002, we had total liquidity of $3.9 billion available to fund our operations including $2.4 billion of cash, cash equivalents and short-term investments and about $1.5 billion under the revolving loan commitment of our bank credit facility. Until recently, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our digital mobile network have more than offset our cash flows provided by operating activities. With respect to our domestic operations, for the nine months ended September 30, 2002, total cash used in investing activities exceeded cash flows provided by operating activities by $499 million as compared to $1,870 million for the same period in 2001. We have historically used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

      As of September 30, 2002, we had working capital for domestic operations of $2,044 million compared to $2,340 million at June 30, 2002. A significant portion of our current assets, in addition to cash, consists of trade accounts receivable and handset inventory. Net trade accounts receivable and handset inventory increased $162 million and $58 million from June 30, 2002 to September 30, 2002, respectively. This increase in net trade accounts receivable of 14% is largely attributable to a 6% increase in revenue during the quarter ended September 30, 2002 and billing system conversion and billing software upgrade issues we experienced in the third quarter of 2002 which resulted in a delay in the mailing of customer bills. Our differentiated customer base, which includes government agencies, large corporations, mid sized businesses and high-end individual users, has different paying habits and invoicing requirements. These requirements can affect our level of receivables at a given point in time. Inventory levels have increased primarily as a result of the need to meet handset inventory levels for all distribution channels, including additional retail stores to be opened in the fourth quarter. A significant portion of our current liabilities consists of trade payables, current portion of long-term debt and other accrued liabilities. At September 30, 2002, accounts payable declined $29 million and the current portion of long-term debt and capital lease and finance obligations increased $52 million over balances at June 30, 2002. Accrued expenses and other increased $199 million and consists largely of liabilities that are not typically settled with cash payments. For example, other accrued liabilities consists of $690 million of liabilities associated with deferred revenues and deferred equipment revenue as required under SAB No. 101.

Cash flows.

	For the Nine Months Ended		Change from
	September 30,		Previous Year

	2002	2001	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$1,513	$772	$741	96%
Cash used in investing activities	(2,012)	(2,642)	630	24%
Cash (used in) provided by financing activities	(761)	2,304	(3,065)	(133)%

      Net cash provided by operating activities in the nine months ended September 30, 2002 improved by $741 million over the same period in 2001 primarily reflecting the improved performance of our domestic operations from our achievement of certain economies of scale and from the growth in our domestic customer base.

      Net cash used in investing activities in the nine months ended September 30, 2002 decreased by $630 million over the same period in 2001 due to:

•	a $1,263 million decrease in cash paid for capital expenditures; and

•	a $486 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; offset by

•	a $869 million increase in net cash used to purchase short term investments; and

•	a $250 million decrease in cash and cash equivalents as a result of changing to the equity method of accounting for NII Holdings.

      Capital expenditures to fund the continued enhancement of our digital mobile network to provide greater capacity continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures include payments made during the period for capital expenditures that were accrued at the beginning of the period and included in capital expenditures during the prior year. Cash payments for capital expenditures totaled $1,408 million for the nine months ended September 30, 2002 and $2,671 million (including $489 million of international capital expenditures) for the nine months ended September 30, 2001. Domestic capital expenditures decreased primarily due to a 68% decrease in the number of transmitter and receiver sites placed into service during the nine months ended September 30, 2002 as compared the same period in 2001. We attribute this decrease to several factors, including:

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize digital mobile network assets;

•	improved spectrum position which allows us to add more capacity to existing transmitter and receiver sites rather than building additional sites;

•	technological advances in digital mobile network equipment which provide us with more capacity at a lower cost; and

•	a reduced digital mobile network build as a result of anticipated technological enhancements; see “Future Capital Needs and Resources — Capital Expenditures.”

      We made cash payments during the nine months ended September 30, 2002 totaling $416 million for licenses, acquisitions, investments and other, including $111 million in payments related to the acquisition of 800 MHz and 900 MHz licenses and related assets from Chadmoore Wireless Group and $40 million in cash payments for NeoWorld Communications.

      Net cash used in financing activities during the nine months ended September 30, 2002 consisted primarily of $689 million paid for the purchase of our outstanding debt securities and mandatorily redeemable preferred stock and $78 million for repayments under capital lease and finance obligations and long-term credit facilities. Net cash provided by financing activities during the nine months ended September 30, 2001 consisted primarily of $2,250 million in gross proceeds from the private placements of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011.

      As of December 31, 2001, we had $13,864 million of total domestic long-term debt outstanding, including $9,345 million of senior notes, $4,500 million of indebtedness under our bank credit facility, as well as $1,001 million of capital lease and finance obligations, and $2,114 million of mandatorily redeemable preferred stock obligations. For the nine months ended September 30, 2002, we purchased and retired a total of $1,701 million in aggregate principal amount at maturity of our outstanding senior notes and $897 million in aggregate face amount of our outstanding preferred stock obligations in exchange for $689 million in cash and 144 million shares of our class A common stock valued at $840 million. Based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates, the following table reflects our best estimate as to the future obligations relating to the instruments listed (including principal, interest and dividend payments). Future events, including additional purchases of our securities and refinancing of these securities, could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.”

								2008 and
	Total	2002	2003	2004	2005	2006	2007	Thereafter

	(in millions)
Public senior notes	$12,546	$122	$643	$713	$713	$713	$2,875	$6,767
Domestic bank facility(1)	5,948	102	406	556	693	703	621	2,867
Capital lease obligations	320	11	66	69	71	63	40	—
Tower finance obligation	809	17	68	70	72	74	76	432
Preferred stock cash payments	2,631	19	135	155	155	155	155	1,857

Total	$22,254	$271	$1,318	$1,563	$1,704	$1,708	$3,767	$11,923

(1)	These amounts include principal amortization and estimated interest payments.

Further information regarding our other future contractual obligations can be found in our 2001 annual report on Form 10-K.

Future Capital Needs and Resources

Capital Resources.

      As of September 30, 2002, our capital resources included:

•	$2.4 billion of cash, cash equivalents and short-term investments; and

•	about $1.5 billion of the revolving loan commitment under our bank credit facility, as discussed below.

Therefore, our resulting total amount of liquidity to fund our operations was about $3.9 billion as of September 30, 2002.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from earnings. Until recently, we have been unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate greater earnings from our business operations, we will be able to use less of our available liquidity and will have less need to raise capital, if any, from the capital markets. To the extent we generate less earnings from our business operations, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate earnings is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of September 30, 2002, our bank credit facility provided for total secured financing capacity of up to $6.0 billion, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consists of a $1.5 billion revolving loan commitment and $4.5 billion in term loans that have already been fully accessed. Principal repayment begins on the term loans in limited amounts in late 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. The amounts available under the revolving loan commitment decrease in limited amounts beginning at the end of 2002 and continuing until late 2007, when no amounts will remain available under the revolving loan commitment. On December 31, 2002, the amount of the revolving loan commitment available to us will be reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. Thereafter, the reductions are more significant.

      The bank credit agreement requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the bank credit agreement, as amended. Some of these ratios become more stringent into 2003, at which time they become fixed. As of September 30, 2002, we were in compliance with all financial ratio tests under our bank credit facility and we expect to remain in full compliance with these ratio tests. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our domestic subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

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

      Our ability to access additional amounts under the bank credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of September 30, 2002, we were able to access substantially all of the remaining $1.5 billion available under the bank credit facility.

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

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile network, as discussed immediately below under “Capital Expenditures;”

•	operating expenses relating to our digital mobile network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	potential substantial payments in connection with the “Consensus Plan” relating to the proposed public safety spectrum realignment (See Part II, Item 5 — Other Information — Regulatory Update);

•	debt service requirements;

•	potential material increases in the cost of compliance with regulatory mandates (See Part II, Item 5 — Other Information — Regulatory Update); and

•	other general corporate expenditures.

      Capital Expenditures. Our domestic capital expenditures in the third quarter of 2002 were $412 million, including capitalized interest. In the future, we expect our domestic capital spending to be driven by several factors including:

•	the contemplated construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in the existing domestic market coverage areas;

•	the contemplated enhancement of our digital mobile network coverage around most major domestic market areas;

•	the contemplated enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds, and improve our Direct Connect service to offer nationwide Direct Connect in 2003; and

•	any potential future enhancement of our digital mobile network by deploying next generation technologies.

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

      NII Holdings. On October 28, 2002, the U.S. Bankruptcy Court confirmed NII Holdings’ plan of reorganization. On November 12, 2002, NII Holdings consummated its reorganization under Chapter 11 of the U.S. Bankruptcy Code. All of the previously outstanding equity interests in NII Holdings were cancelled in the reorganization. As of November 14, 2002, we owned about 36% of the outstanding common stock of

NII Holdings. The reorganization of NII Holdings included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed $51 million of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and shares of NII Holdings class A common stock. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement ($25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement).

      NII Holdings previously had outstanding an aggregate of $2.7 billion of debt that it incurred to construct its digital mobile network and fund its operations, including $825 million in carrying amount, or $857 million in aggregate principal amount, of notes held by Nextel Communications. The obligations under this debt were solely those of NII Holdings and its subsidiaries, and Nextel Communications was not a party to any of the obligations in respect of that debt. As a result of the reorganization, all of this debt has been cancelled. For additional information, see note 1, “Basis of Presentation, NII Holdings,” in our condensed consolidated financial statements appearing at the beginning of this quarterly report on Form 10-Q.

      Future Outlook. Based on our available cash resources and our anticipated cash needs as outlined above and our anticipated earnings, under our current business plan, we believe that we will be able to fully fund our domestic operations at least through 2003. See “Forward Looking Statements.” In addition, based on these same factors, we believe that our operations could be sustained at “free cash flow positive” in 2004 or earlier. In other words, we believe our anticipated earnings from operating activities could be sustainable at a level that exceeds our anticipated capital expenditures, spectrum acquisition costs, currently expected investment activities and scheduled debt service payments in 2004 or earlier. See “Forward Looking Statements.”

      In making these assessments, we have considered:

•	cash, cash equivalents and short-term investments on hand and available as of September 30, 2002 of $2.4 billion;

•	the availability of incremental funding over the amounts outstanding under our bank credit facility, which currently totals about $1.5 billion;

•	the anticipated level of domestic capital expenditures, including an expected significant positive impact associated with the 6:1 voice coder software upgrade which Motorola is developing for our expected deployment in 2003;

•	our scheduled domestic debt service requirements; and

•	cash payments of up to $197 million for the acquisition of the equity of NeoWorld Communications in the event we elect to pay in cash.

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

      Our above conclusions that we will be able to fully fund our domestic operations through at least 2003 and that our domestic operations will achieve “free cash flow positive” status in 2004 or earlier also do not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential additional purchases of our outstanding debt securities and mandatorily redeemable preferred stock for cash;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	potential material changes to our business plan that could result from the proposed public safety spectrum realignment, if effected.

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

      Finally, the above discussion concerning adequacy of financing and our achievement of “free cash flow positive” status is premised on and considers only the cash on hand and available under our existing financing facilities, and anticipated earnings over the relevant periods. Additionally, the achievement of “free cash flow positive” status does not imply that we will choose to maintain such status for any particular period, nor does it imply the presence or likelihood of accounting profits, reported earnings, taxable income or other measures of financial performance, substantially all of which are calculated by taking into consideration non-cash charges, such as depreciation and amortization. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “Forward Looking Statements.”

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with our contemplated launch of nationwide Direct Connect;

•	market acceptance of our new line of Java embedded handsets and service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the ability to achieve market penetration and average monthly handset revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some instances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communications services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2001 and our subsequent quarterly reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      We are exposed to market risk from changes in interest rates. Our primary interest rate risk results from changes in the U.S. LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair values and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      As of September 30, 2002, we held $1,193 million of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than six months, these short-term investments do not expose us to a significant amount of interest rate risk.

      The table below summarizes our market risk and presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facility, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at September 30, 2002. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Additionally, the table assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See Item 2, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(dollars in millions)
Interest Rate Sensitivity
Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock
Fixed Rate	$21	$107	$115	$121	$114	$9,959	$10,437	$7,859
Average Interest Rate	9%	9%	9%	9%	9%	9%	9%
Variable Rate	$47	$199	$327	$433	$466	$3,045	$4,517	$3,833
Average Interest Rate	3%	3%	3%	3%	3%	5%	4%
Interest Rate Swaps
Variable to Fixed(1)	$—	$—	$—	$—	$570	$—	$570	$(114)
Average Pay Rate	—	—	—	—	8%	—	8%
Average Receive Rate	—	—	—	—	2%	—	2%
Variable to Variable	$—	$400	$—	$—	$—	$—	$400	$(6)
Average Pay Rate	—	5%	—	—	—	—	5%
Average Receive Rate	—	2%	—	—	—	—	2%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$60
Average Pay Rate	—	—	—	—	—	5%	5%
Average Receive Rate	—	—	—	—	—	10%	10%

(1)	This interest rate swap requires a cash settlement in October 2003.

Item 4. Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel (including our consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      See Part I, note 1, “Basis of Presentation, NII Holdings,” for a discussion of NII Holdings’ voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Item 2.     Changes in Securities and Use of Proceeds.

      In the third quarter of 2002, we issued 83 million shares of our class A common stock to existing security holders in connection with the exchange of securities discussed under Part I, note 5, “Retirement of Long-Term Debt and Mandatorily Redeemable Preferred Stock.” These shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 3(a)(9).

Item 5.     Other Information.

      Regulatory Update. On June 6, 2002, the California Public Utilities Commission, or PUC, proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care, and will impose significant additional costs on us as well as other wireless carriers operating in California. Efforts to amend these rules remain ongoing. It is uncertain when the final rules will be adopted.

      The California PUC has also filed two petitions with the Federal Communications Commission, or FCC, that would impact our ability to access telephone numbering resources and assign telephone numbers to our customers. The first petition requests FCC authority to implement a technology-specific area code overlay in the Los Angeles and Orange County areas that would require wireless carriers to assign new numbers to their existing customers in those areas. The second California PUC petition requests a waiver of the FCC’s “contamination threshold” rule, which requires carriers to return blocks of one thousand telephone numbers under certain circumstances when no more than 10% of the numbers in that block have been assigned to customers. The California PUC would change this threshold to 25%. We plan to oppose both petitions.

      The National Telecommunications and Information Administration announced that 90 MHz of spectrum, including 1710-1755 MHz used by the Department of Defense and 45 MHz of 2110-2170 MHz which is occupied by non-government users, will be made available for third generation wireless services in the United States. The FCC has adopted an order confirming this allocation of 90 MHz for advanced mobile services. The FCC has also adopted a Notice of Proposed Rulemaking, seeking comment on the appropriate licensing, technical and operational rules for the use of this spectrum.

      Pursuant to a 1996 FCC order, wireless carriers, including Nextel, are required to provide Enhanced 911, or E911, services to their customers. Pursuant to an October 2001 FCC order, Phase II of our E911 deployment was required to begin October 1, 2002. On that date, we complied with the FCC’s requirement that we begin selling an assisted global positioning satellite, or AGPS, handset that would generate location information, by latitude and longitude, about the caller.

      Additionally, Phase II E911 requirements include deploying the infrastructure, facilities and interconnectivity necessary to enable the transmission of latitude and longitude information from the AGPS handset to a public safety answering point, or PSAP, which is the E911 dispatch center. Before we can successfully transmit this location information from its network to a PSAP, the local exchange carrier, and the PSAP, as well as third party database providers, must have the necessary infrastructure and compatible software in place to connect with our network. We continue to deploy Phase II service in various parts of the country.

      Because our Phase II E 911 services can only be accessed with an AGPS handset, the FCC also required that we sell and activate AGPS handsets pursuant to interim benchmarks between January 1, 2003 and December 31, 2005, when we are required to have 95% of our total customer base using AGPS-capable handsets. Depending on our rate of customer churn, customers’ decisions to upgrade (or not) their handsets, the percentage of new customers added to our network who purchase an AGPS handset and overall wireless marketplace conditions, achieving these benchmarks could impose significant costs on Nextel. We cannot predict with certainty at this time the impact of this E911 initiative on our results of operations.

      On July 25, 2002, the FCC clarified its privacy rules governing carriers’ use and disclosure of other forms of customer proprietary network information. The FCC allowed wireless carriers and their affiliated entities providing communications-related services to use customer information after notifying customers and giving them an opportunity to disapprove, or “opt-out,” of the given use. Disclosure of customer information to unrelated third parties or carrier affiliates that do not provide communications-related services requires express consumer approval, or “opt-in” consent. The FCC, did not adopt specific privacy rules for location-based information. Specifically, in an order released on July 24, 2002, the FCC declined to commence a rulemaking procedure to adopt rules to implement the wireless location information privacy amendments to Section 222 of the Communications Act of 1934, as amended. The Cellular Telecommunications and Internet Association had requested that the FCC adopt “safe harbor” rules for location privacy. The FCC, however, concluded that the statute was sufficiently plain that a customer must give express consent before the carrier can use customer location information obtained in connection with a customer’s use of wireless services, except in specified emergencies.

      On July 26, 2002, the FCC delayed the implementation of wireless number portability for one year until November 24, 2003. The FCC did not, however, grant a similar delay of the wireless number pooling requirement, which is a telephone number assignment mechanism designed to conserve telephone numbers and reduce the number of area code splits and overlays. Wireless number pooling goes into effect on November 24, 2002. Pooling has required, and number portability is expected to require, significant upgrades to our network and infrastructure.

      On May 6, 2002, we filed comments with the FCC relating to the proposed 800 MHz spectrum realignment (WT Docket No. 02-55). Over 150 parties also filed comments in this proceeding, which seeks to resolve interference experienced by public safety communications systems in the 800 MHz band. After comments were filed, a coalition of private wireless industry associations, public safety associations and we initiated discussions to attempt to present a “Consensus Plan” to the FCC for its consideration. On August 7, 2002, a “Consensus Plan” was filed by numerous parties that, together with Nextel, represent over 80% of the 800 MHz licensees impacted by the proposed realignment. Under the Consensus Plan, we would exchange certain portions of our spectrum with public safety operators in the lower portion of the 800 MHz band and would vacate our other operations in the lower half of the 800 MHz band. If a reorganization of the 800 MHz band takes place as contemplated by the Consensus Plan, we would occupy 16 MHz of contiguous spectrum in the 800 MHz band between 816-824 and 861-869 MHz and would relinquish our 700 MHz guard band licenses and eventually our 900 MHz spectrum. Because we would be giving up spectrum at 700 MHz, 900 MHz, as well as 800 MHz, under the Consensus Plan, we would receive a contiguous 10 MHz block of replacement spectrum adjacent to personal communications services spectrum (1910-1915 MHz and 1990-1995 MHz). If the Consensus Plan is adopted, we would contribute up to $500 million over the next several years towards the cost of public safety relocation. We would also be required to fund our own relocation costs. On September 6, 2002, the FCC issued a Public Notice soliciting comments on the Consensus Plan. In response, over fifty parties filed comments. On September 23, 2002, Nextel and the Consensus Plan coalition parties filed comments in support of the Consensus Plan and attempted to rebut the concerns of other parties. We are in discussions with the consensus parties about various issues including the potential payments that will be required to facilitate the public safety spectrum realignment. We cannot predict the outcome of these discussions at this time and there is no assurance that the FCC will adopt the Consensus Plan.

      Under the FCC’s rules, wireless providers are required to contribute to the federal universal service fund and, where applicable, state universal service funds. A pending rulemaking could substantially alter the manner by which the FCC calculates carrier contributions to the federal fund, which is used to fund affordable telecommunications services for high cost and rural areas, as well as for schools and libraries. If adopted, the proposal could increase our mandatory contribution to the federal universal service fund, as well as those of other wireless carriers.

      Over the past several months, various incumbent local exchange carriers have filed modifications to their existing FCC tariffs to require carrier customers like us to pay various forms of deposits in those instances when a carrier has a history of late payments or where a carrier’s credit rating is downgraded. The FCC has suspended these tariffs and is in the process of investigating them, stating its concern that the proposed deposits are potentially ambiguous, unreasonably discriminatory and anti-competitive. We have challenged the legal and policy basis for these tariff revisions. Should the FCC permit the proposed tariff modifications, we might be subject to additional deposits based on the new requirements.

      The FCC has issued a Notice of Proposed Rulemaking regarding the telemarketing practices used by carriers and their agents to market goods and services. The FCC is seeking comment on the extent to which telemarketing to wireless consumers exists today and asks whether consumers receive solicitations on their wireless phones, and, if so, the nature and frequency of such solicitations. The FCC will reexamine the scope of implied consumer consent to telemarketing solicitation, which could impact some of our marketing practices. There is no indication how the FCC will decide this proceeding, and whether more restrictive or additional obligations will be imposed on wireless carriers concerning telemarketing solicitation to wireless handsets or to wireless customers by other means. Comments are due on November 22, 2002.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

10.1	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan.
10.2	Separation and Non-competition Agreement, dated September 19, 2002, between Nextel and James F. Mooney.
10.3	Release Agreement, dated October 1, 2002, between Nextel and James F. Mooney.
10.4	Loan Agreement, dated April 27, 2001, between Unrestricted Subsidiary Funding Company and James F. Mooney (incorporated by reference to Exhibit 99.1 to Nextel’s registration statement on Form S-3 (file no. 333-98261), as filed on October 11, 2002).
99.1	Sarbanes-Oxley Act of 2002 Certifications.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on July 16, 2002 reporting under Item 5 our financial results and other data for the quarter ended June 30, 2002.

2.	Current report on Form 8-K dated and filed on August 14, 2002 reporting under Item 5 certain expectations for 2002 and other information for the third quarter of 2002 and reporting under Item 9 the Sarbanes-Oxley Act of 2002 Certifications and Statements under Oath.

3.	Current report on Form 8-K dated and filed on September 10, 2002 reporting under Item 5 certain expectations for 2002 and other information for the third quarter of 2002.

4.	Current report on Form 8-K dated and filed on September 19, 2002 reporting under Item 5 that James F. Mooney, our former chief operating officer, would be leaving Nextel and other information.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

      I, Timothy M. Donahue, President & Chief Executive Officer of Nextel Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nextel Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ TIMOTHY M. DONAHUE -------------------------------------------------------- Timothy M. Donahue President & Chief Executive Officer

      I, Paul N. Saleh, Executive Vice President & Chief Financial Officer of Nextel Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nextel Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PAUL N. SALEH -------------------------------------------------------- Paul N. Saleh Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan
10.2	Separation and Non-competition Agreement, dated September 19, 2002, between Nextel and James F. Mooney
10.3	Release Agreement, dated October 1, 2002, between Nextel and James F. Mooney
10.4	Loan Agreement, dated April 27, 2001, between Unrestricted Subsidiary Funding Company and James F. Mooney (incorporated by reference to Exhibit 99.1 to Nextel’s registration statement on Form S-3 (file no. 333-98261), as filed on October 11, 2002)
99.1	Sarbanes-Oxley Act of 2002 Certifications