Form 10-K
period 2002-12-31
NEXTEL COMMUNICATIONS INC
filed 2003-03-27
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☑     No  ☐

      Based on the closing sales price on June 28, 2002, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was about $2,255,317,817.

      On March 14, 2003, the number of shares outstanding of the registrant’s class A common stock, $0.001 par value, and class B nonvoting common stock, $0.001 par value, was 991,486,210 and 35,660,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held May 29, 2003 are incorporated in Part III, Items 10, 11, 12 and 13.

PART I

See page 35 for “Executive Officers of the Registrant.”

NEXTEL COMMUNICATIONS, INC.

PART I

Item 1.     Business

A.     Overview

      We are a leading provider of wireless communications services in the United States. Our service offerings include digital wireless service; Nextel Direct Connect®, our long-range digital walkie-talkie service; and wireless data, including email, text messaging and Nextel Online® services, which provide wireless access to the Internet, an organization’s internal databases and other applications. Our all-digital packet data network is based on Motorola, Inc.’s integrated Digital Enhanced Network, or iDEN®, wireless technology.

      We, together with Nextel Partners, Inc., currently serve 197 of the top 200 U.S. markets where 240 million people live or work. We ended 2002 with about 14,900 employees and 10.6 million handsets in service, and we had $8,721 million in operating revenues for the year.

      We owned about 32% of the common stock of Nextel Partners as of December 31, 2002. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population.

      In addition to our domestic operations, as of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings, Inc., formerly known as Nextel International, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets. On May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary. See “— F. Our Strategic Relationships — 4. NII Holdings.”

      From 1987, when we began operations, through 2001, we were unable to generate sufficient cash flow from operations to fund our business and its expansion. Due to our history of losses and negative cash flow through 2001, we have incurred substantial indebtedness to date to finance our operations. While we had income available to common stockholders of $1,660 million during 2002, there can be no assurance that we will continue to operate profitably, and if we cannot we may not be able to meet our debt service, working capital, capital expenditure or other cash needs. Our accumulated deficit was $7,793 million at December 31, 2002.

      Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000. In addition, we have sales and engineering offices throughout the country.

B.     Business Strategy

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. We also seek to aggressively drive greater operating efficiencies in our business and optimize the performance of our network while minimizing costs.

      1. Provide differentiated products and services. We seek to provide the most advanced suite of differentiated products and services in the wireless industry. Our customers are uniquely equipped with Nextel Direct Connect, so they can instantly make digital two-way calls to one, 10 or even up to 100 other Nextel customers. We are the only national provider of this walkie-talkie service.

      We are seeking to further differentiate the power of Direct Connect™ in 2003 by implementing nationwide Direct Connect, expected to become available in the third quarter of 2003. At that time, Nextel customers are expected to be able to use the Direct Connect feature to instantly connect with anyone on our national network, regardless of the sender’s or receiver’s location. We further differentiate our suite of services through our nationwide, all-packet data network, which enables our customers to send and receive wireless email and communicate through sophisticated business applications using Nextel wireless phones, in addition to laptop computers and handheld computing devices.

      2. Acquire and retain the most valuable customers in the wireless industry. Our unique and differentiated product base allows us to market our advanced wireless services to small, medium and large businesses, in addition to government agencies, other organizations and high value generating individuals. As compared to other national wireless companies in the U.S., our intense focus on these customer groups has resulted in our gaining what we believe is the most valuable customer base, with the highest customer loyalty rate, the highest monthly average revenue per customer and the highest lifetime revenue per customer.

      3. Aggressively seek greater operating efficiencies. We are always seeking new ways to create operating efficiencies in our business. In 2002, we completed the outsourcing of much of our customer care operations in order to operate more efficiently, while providing more effective customer care. We also outsourced much of the management of our corporate data center, database administration, helpdesk and other technical functions in a further effort to reduce costs. In 2002, we continued to scale our customer convenient distribution channels: web sales, telesales and our Nextel stores. We expect that as we continue to scale these distribution channels in 2003, the cost of acquiring new customers will decrease.

      4. Optimize the performance of our nationwide network at a minimum cost. We have built the largest guaranteed all digital wireless network in the U.S., which has been designed and constructed to support the full complement of our wireless services. In 2002, we implemented enhanced processes and advancements that allow us to more efficiently utilize our network, which allowed us to reduce the number of additional transmitter and receiver sites built as compared to 2001 and accordingly reduce our capital expenditures. In 2003, we will seek to continue to improve and upgrade our network by building additional sites where necessary, and also, more importantly, by implementing advanced technology solutions such as an updated software platform that we believe will allow us to further improve our network capacity and performance while minimizing our costs.

C.     Products and Solutions

      1. Handsets. All of the handsets we sell incorporate iDEN technology and offer our unique 4-in-1 service, including digital wireless service, Nextel Direct Connect walkie-talkie service, wireless Internet access and two-way messaging capabilities. All of our handsets are developed and manufactured by Motorola, other than the Blackberry 6510™ device, which is manufactured by Research in Motion Ltd. In 2002, we introduced over ten different handset models, which range from our most basic model, the i30sx™, designed for entry level communications, to the recently launched Blackberry 6510 device, which offers our customers a single device for all their communications and personal data assistant, or PDA, requirements. Our handsets offer a wide range of features, which may include built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and datebook tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards. SIM cards carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web based back-up tools.

      In 2002, we launched several new handsets. In July 2002, we began offering our customers the first mobile phone in the U.S. with a color display and embedded Java™ technology, the Motorola i95cl™. The handset’s large color screen and 8 megabits of memory allow our customers to take advantage of robust Java applications including maps, animation, games and graphics. Our customers may also personalize the phone to meet their individual needs by downloading applications from business productivity tools to games, wallpaper and ring tones.

      In October 2002, we began offering the Motorola i88sTM, our first handset supporting location-based services with global positioning satellite, or GPS, technology. This handset is designed to provide technically capable emergency response centers with information that will assist in the location of someone who has called 911 and will support future location-based services for our wireless customers. Equipped with an internal GPS antenna and GPS functionality to provide latitude and longitude information about the handset, the i88s handset also offers our customers Java technology, speakerphone, voice recorder, voice-activated dialing, 250-entry phonebook, date book and VibraCall™ alert.

      We also offer handsets targeted at meeting the needs of particular customer groups. For example, in December 2002 we began offering the Motorola i35s™ and the GPS-enabled Motorola i58sr™. Both handsets were designed with a focus on durability in order to meet the needs of customers in industrial sectors such as construction and public safety. In addition, both models offer non-slip rubber grips and adhere to certain military standards for resistance to dust, shock and vibration, for additional protection in harsh working environments.

      Also in December 2002, in conjunction with Research in Motion, we began offering the Blackberry 6510. This handset offers the combination of a Nextel phone PDA and “always-on” wireless access to business email capability along with Nextel Direct Connect and many of the other features of our traditional handsets. The Blackberry 6510 allows customers to automatically and wirelessly receive and answer email as they would on their computers with a standard typewriter keyboard. In addition, it offers Nextel Online services as well as the Java operating system, which allows customers to develop or use productivity applications for their business.

      Many of our recent handsets include pre-installed Java applications and games, as well as a calculator tool, expense pad and several selectable wallpaper patterns. Customers can also download additional applications and musical ring tones from our website for many of these handsets.

      2. Improved Nextel Direct Connect. Historically our key competitive differentiator has been Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. Direct Connect gives customers the ability to instantly set up a conference on either a private (one-to-one) or group (one-to-many) basis within their local calling area. In 2002, we significantly improved Nextel Direct Connect by beginning the implementation of nationwide Direct Connect, which will allow any two Nextel customers to instantly contact one another from anywhere on the Nextel national network. This service will be the first of its kind to be available on any wireless network. Phase 1 of this innovation, which is currently being deployed, allows Nextel customers traveling to a market outside of their local calling area to continue to use Nextel Direct Connect to contact those who have traveled with them from their home market and also to connect with Nextel customers in the visited market. This allows Nextel customers traveling between any of hundreds of cities within these markets to communicate instantly using Direct Connect with other Nextel customers in that market.

      We expect nationwide Direct Connect to become fully available in the third quarter of 2003. At that time, Nextel customers will be able to use the Direct Connect feature to instantly connect with anyone on our national network, regardless of the sender’s or receiver’s location. We expect nationwide Direct Connect to greatly enhance the instant communication abilities of business users within their organization and with suppliers, vendors and customers, as well as to provide individuals the ability to contact business colleagues, friends and family instantly, from coast-to-coast and to Hawaii.

      3. Wireless business solutions and Nextel Online. In 2002, we announced our wireless business solutions initiative, designed to address the real-time needs of our business customers. Building on our prior experience with providing our customers with data solutions, wireless business solutions are helping companies increase productivity through the delivery of real-time information to mobile decision makers at any location. Accessible via our wireless handsets, as well as handhelds and other devices including laptop computers, Nextel wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information by integrating with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management, to support true workforce mobility. We also target wireless business solutions to specific customers based on their industry and individualized business needs. In addition, we offer our customers always-on connectivity to the World Wide Web directly from their handset through Nextel Online. Nextel Online combines the vast resources of the Web with the convenience and immediacy of an Internet-ready handset. We believe wireless business solutions will increase customer retention and generate incremental revenue by providing companies a comprehensive framework for creating end-to-end wireless value.

D.	Our Network and Technology

      1. Our iDEN network technology. Our handsets and network infrastructure employ the advanced iDEN technology developed and designed by Motorola. iDEN technology is able to employ scattered, non-contiguous spectrum frequencies. Because of their fragmented character, these frequencies previously were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We are currently the only national U.S. wireless service provider other than Nextel Partners utilizing iDEN technology, and iDEN handsets are not currently designed to roam onto non-iDEN domestic national wireless networks. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and all of our handsets except the Blackberry 6510. In the event Motorola determined not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, we may be materially adversely affected. Furthermore, iDEN technology is not as widely adopted and currently has fewer subscribers on a worldwide basis in relation to other wireless technologies.

      The iDEN technology shares many common components with the global system for mobile communications, or GSM, technology that has been established as the digital cellular communications standard in Europe and with a variation of that GSM technology being deployed by certain personal communications services, or PCS, operators in the United States. The design of our network currently is premised on dividing a service area into multiple sites having a typical coverage area of from less than one mile to up to 25 miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter/ receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or digital telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a handset and connects wireless calls to the public switched telephone network. Nortel Networks Corporation has supplied most of the mobile telephone switches for our network through Motorola. In the case of Nextel Direct Connect, a piece of equipment called a dispatch application processor provides a fast call setup, identifies the target radio and connects the customers initiating the call to other targeted customers utilizing a highly efficient, packet-based air interface between the base station and the subscriber equipment.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or PCS in the United States:

•	time division multiple access, or TDMA, digital transmission technology;

•	code division multiple access, or CDMA, digital transmission technology; and

•	GSM-PCS, a variation of the TDMA-based GSM digital technology format.

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies that share certain basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the

TDMA technology format, it differs in a number of significant respects from the versions of this technology used by cellular and PCS providers in the United States.

      The iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of spectrum more efficiently. This increase in capacity is accomplished in two ways.

•	First, each channel on our network is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our Direct Connect service achieves about six times improvement over analog specialized mobile radio in channel utilization capacity. We also currently achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service. See “— 3. Our technology plans.”

•	Second, our network reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Motorola provides the iDEN infrastructure equipment and substantially all of the handsets throughout our markets under various agreements. These agreements set forth the prices we must pay to purchase and license this equipment as well as a structure to develop new features and make long-term improvements to our network. Motorola is recognized as the overall integrator of our iDEN network elements and has committed to make various components of our network available to us. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We expect to continue to rely principally on Motorola or its licensees for the manufacture of substantially all of our handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network for the next several years. If Motorola fails to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected. We are also relying on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services. These contemplated enhancements include the development of the 6:1 voice coder software upgrade designed to increase voice capacity beginning in 2003, and the expansion of our Direct Connect service to offer our nationwide Direct Connect service.

      In addition to our extensive domestic coverage, our customers are able to travel and still receive the benefits of their Nextel service where we have roaming or interoperability agreements. We have entered into interoperability agreements with NII Holdings’ Latin American affiliates to provide for coordination of customer identification and validation necessary to facilitate roaming between our domestic markets and NII Holdings’ Latin American markets. We also have roaming agreements in effect with TELUS Corporation in Canadian market areas where TELUS offers iDEN-based services. Furthermore, the Motorola i2000plus™ handset we offer is a dual mode handset that operates on both the iDEN technology used by Nextel and the GSM 900 megahertz, or MHz, standard and allows digital roaming on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries. Our iDEN SIM cards can also be placed in standard GSM handsets, such as the Motorola v60™ GSM handset that we offer, to enable international roaming capabilities.

      2. Network enhancement. During 2002, we enhanced our network coverage to our subscribers by adding about 800 transmitter and receiver sites to our network, bringing the total number of sites as of December 31, 2002 to about 16,300. This compares with the 2,800 sites we added to our network in 2001. We reduced the number of additional sites built in 2002 as compared to 2001, and accordingly reduced our necessary capital expenditures, in anticipation of deployment of the 6:1 voice coder (see “— 3. Our technology plans”) and as a result of advanced radio frequency planning and network management tools, inventory management tools and more balanced loading of our network between peak and off-peak hours.

      Also, to improve the quality and capacity of our network during 2002, we purchased, or agreed to purchase, additional spectrum in the 800 and 900 MHz bands. We now have about 22 MHz of spectrum in the 800 and 900 MHz bands in most of the top 100 U.S. markets and about 4 MHz of spectrum in the 700 MHz band in most major U.S. metropolitan markets. We also increased the number of switches in service on our network to 84 by adding 3 switches during 2002. In 2002, our improved network carried over 73 billion total system minutes of use, up 40% from 2001.

      We anticipate further expanding our network in 2003 to improve our coverage and capacity by adding additional transmitter and receiver sites and through the technological advancements discussed below under “— 3. Our technology plans.” We determine where to build new sites on the basis of the site’s proximity to targeted customers, our ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. Before a new site can be built, we must complete equipment installation, including construction of equipment shelters, towers and power systems, testing and pre-operational systems optimization.

      In an effort to improve our network and expedite network deployment, beginning in 1999 we transferred many of our communications towers and related assets to SpectraSite Holdings, Inc., which we then leased back. SpectraSite also has constructed additional towers to support expansion of our network. In addition, we have signed a master lease agreement for the co-location of sites on Crown Castle International Corporation’s and American Tower Corp.’s domestic communications towers, among others. We also own and operate towers and, in selected sites, seek to co-locate other third parties on those towers.

      3. Our technology plans. We are currently testing a significant technology upgrade to our existing network which will nearly double our capacity for wireless interconnect calls. Motorola has developed new voice coder software, which we refer to as the “6:1 voice coder” since it allows six cellular calls to be conducted concurrently over a single radio channel. Motorola has demonstrated this technology to us, and we currently have this technology in our test laboratory for final evaluation, with an expected roll-out throughout our network beginning in the third quarter of 2003. We expect the improvements to our voice capacity for wireless interconnect calls will be realized once 6:1 capable handsets are available and our customers acquire those handsets. The expected delivery of the 6:1 voice coder has already allowed us to leverage our investment in our existing infrastructure by limiting the number of new sites we must build to meet capacity as we grow our customer base. However, Motorola may not deliver these improvements within our anticipated timeframe, if at all, or they may not provide the advantages that we expect. In that case, we could face additional costs.

      We now have about 22 MHz of spectrum in the 800 and 900 MHz bands in most of the top 100 U.S. markets and about 4 MHz of spectrum in the 700 MHz band in most major U.S. metropolitan markets. We continuously review alternate technologies as they are developed. To date, however, it has not been regarded as necessary to adapt currently available alternative technologies to operate on our present spectrum position. As we have substantially completed the relocation of incumbent operators out of certain portions of our spectrum, we have access to contiguous blocks of spectrum, similar to our cellular and PCS competitors. This availability of a significant block of contiguous spectrum may permit the introduction of a broader range of technology options than is available to us on non-contiguous blocks of spectrum.

      Along with our strong, feature-rich product portfolio based on the Nextel Direct Connect service, we offer what we believe is the most far reaching and robust packet data network of any national wireless operator. It is from this position that we are evaluating potential future technology choices, which include CDMA, evolution data only (EvDO) and orthagonal frequency division multiplexing (OFDM), among others.

      We do not see a need to migrate to a next generation technology at this time for voice capacity given the significant capacity enhancements expected in 2003 for the existing iDEN technology, as discussed above. However, based on our current outlook, we do anticipate an eventual deployment of next generation technology and therefore actively continue to evaluate new technologies. We will only deploy a new technology when it is warranted by expected customer demand, when we have sufficient capital to deploy the technology and when the anticipated benefits of services requiring next generation technology outweigh the costs of providing those services. Some of the factors that may influence us to accelerate a deployment of a new technology include:

•	the possibility that expected capacity upgrades to our network may not be developed and delivered as currently contemplated;

•	a significant increase in customer demand for higher speed data services beyond those available using our existing network; or

•	developments relating to the spectrum realignment now before the Federal Communications Commission, or FCC. See “— 4. Proposed public safety spectrum realignment.”

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

      We have entered into an exclusive development agreement with QUALCOMM, Inc. to develop, subject to certain conditions and limitations, our Nextel Direct Connect service on various CDMA platforms. We may enter into additional development agreements of this nature with other infrastructure or handset vendors. There have been many recent announcements of competitive push-to-talk products by our U.S. national wireless competitors and small start-up companies, some of which have the support of large infrastructure vendors. To date, these announcements largely consist of product demonstrations and laboratory trials.

      4. Proposed public safety spectrum realignment. We currently are authorized to operate on about 26 MHz of spectrum that is licensed to us by the FCC and similar local regulatory bodies (see “— K. Regulation”). While we hold spectrum in each of the 700, 800 and 900 MHz bands, we principally operate on our spectrum located in the 800 MHz band. Our unique iDEN technology allows us to use scattered, non-contiguous channels. Under the licensing scheme developed by the FCC during the 1970s, we occupy spectrum that is intermixed and adjacent to that used by other specialized mobile radio, or SMR, licenses for commercial, business and industrial/land transportation, and public safety users in the 800 MHz band. Different types of SMR licensees successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support high-capacity commercial digital technology have resulted in situations where commercial and non-commercial licensees experience system interference. In particular, high-site analog networks used by public safety entities are experiencing system problems that have been traced to the digital low-site operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules.

      Because the public safety interference issue is directly linked to the current 800 MHz spectrum allocations for public safety and commercial users, on November 21, 2001, we filed a proposal with the FCC seeking to resolve the interference problem and enable more efficient use of the spectrum by all parties through the realignment of spectrum allocations and spectrum licenses in the 700, 800 and 900 MHz bands. In March 2002, the FCC issued a Notice of Proposed Rulemaking to consider proposals to solve the public safety interference issue.

      During the course of the FCC’s proceedings, a coalition of private wireless industry associations, public safety associations and we initiated discussions relating to the proposed 700, 800 and 900 MHz spectrum realignment to attempt to present a “Consensus Plan” to the FCC for its consideration. On August 7, 2002, a Consensus Plan was filed by numerous parties that, together with us, represent over 90% of the 800 MHz licensees affected by the proposed realignment. If adopted, the proposal would establish separate channel blocks for low-site cellular and commercial SMR licensees from the channel blocks used by high-site public safety and private wireless licensees, so that the realigned licenses, in conjunction with proposed technical requirements, would no longer interfere with each other. Under the proposal, we would maintain our net spectrum allocation, although we would exchange all of our spectrum in the 700 and 900 MHz bands and a running average of 2.5 MHz in the 800 MHz band for 16 MHz of contiguous spectrum in the 800 MHz band and 10 MHz of contiguous spectrum in the 1.9 gigahertz, or GHz, band. On December 24, 2002, the parties filed a supplement to the original Consensus Plan. In the original proposal, assuming the Consensus Plan was adopted, we proposed to contribute up to $500 million over the next several years towards the cost of public safety relocation in accordance with the Consensus Plan. The December 24 submission revises our proposed contribution to up to $850 million over the next several years. Under the revised proposal, up to $700 million would assist public safety users and up to $150 million would assist private wireless licensees in completing relocations under the realignment. The parties to the Consensus Plan reiterated that this funding by us would be provided only if the FCC grants us a replacement 10 MHz nationwide commercial mobile radio services, or CMRS, license at 1910-1915/ 1990-1995 MHz in return for the spectrum that we would relinquish in the 700, 800 and 900 MHz bands. In addition to seeking comment on both the initial and revised Consensus Plan, the FCC also invited the submission of additional proposals that could solve the public safety interference problem.

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

E.	2002 and Year-to-Date 2003 Developments

      1. Direct Connect upgrade. In January 2003, we began the implementation of nationwide Nextel Direct Connect, which will allow our customers to instantly contact each other using our walkie-talkie feature, nationwide. The first stage of this implementation, which has been substantially completed, allows any Nextel subscribers traveling to a market outside of their local calling area to continue to use Nextel Direct Connect with each other and with other Nextel subscribers in the visited market. We expect nationwide Direct Connect to become available in the third quarter of 2003. See “— C. Products and Solutions — 2. Improved Nextel Direct Connect.”

      2. New distribution channels. In 2002, we opened an additional 210 retail outlets to generate new customers and brand awareness and to serve as additional points of contact for existing and new customers. As of December 31, 2002, we had expanded operations to about 420 retail locations. In 2002, we also expanded the use of our web sales and telesales. Together, these new customer convenient distribution channels accounted for 22% of our new subscribers in 2002. See “— I. Sales and Distribution.”

      3. Customer care. In January 2002, we announced an eight-year customer relationship management agreement with International Business Machines Corporation, or IBM, and Teletech Holdings, Inc., a world leader in customer relationship management solutions, to manage our customer care centers. Under the terms of the agreement, about 4,000 of our employees were transferred to Teletech. This agreement is designed to enhance the customer experience and build ongoing brand loyalty for Nextel as we work with IBM and Teletech to introduce leading edge call center technology and process improvements, including a voice response system designed to address customer requests at a reduced cost to us. See “— G. Customer Care.”

      4. Information technology outsourcing. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. We and EDS selected Sun Microsystems Inc. as the platform provider of choice for this agreement. Under the terms of this outsourcing agreement, about 290 employees were transferred to EDS to work in support of our information technology infrastructure.

      5. Boost Mobile. In the third quarter of 2002, in association with the Australian founders of the Boost™ brand, we launched a lifestyle-based mobile telecommunications test program, providing Boost Mobile™ branded wireless services targeting the California and Nevada youth markets. This test is expected to be completed in the third quarter of 2003, after which Boost Mobile will consider future plans for this program. See “— H. Marketing.”

      6. Director and officer developments. In March 2003, we announced the appointment of Stephanie M. Shern, former vice chair and partner of Ernst & Young, LLP, to serve on our board of directors. In February 2003, Thomas N. Kelly Jr., previously our Executive Vice President and Chief Marketing Officer, was promoted to Executive Vice President and Chief Operating Officer. Mr. Kelly replaces James F. Mooney, who left Nextel effective September 30, 2002. See also “— F. Our Strategic Relationships — 3. Craig O. McCaw.”

      7. Debt repurchase. In 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and $1,258 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 172 million shares of class A common stock valued at $1,197 million and $843 million in cash. These repurchases will reduce our future cash needs by eliminating principal and interest payments on the repurchased securities. See note 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material.

      8. Proposed public safety spectrum realignment. In 2002, we, along with a coalition of private wireless industry associations and public safety associations, proposed a realignment of the 700, 800 and 900 MHz spectrum in which we principally operate, which seeks to resolve interference experienced by public safety communications systems. If the FCC approves this realignment, we would vacate certain portions of our spectrum holdings, exchange certain portions of our spectrum with public safety operators and receive 16 MHz of contiguous spectrum in the 800 MHz band and 10 MHz of contiguous spectrum in the 1.9 GHz band. We also would contribute up to $850 million over the next several years towards the cost of relocation of public safety and private wireless users. We cannot predict the outcome of the proposed realignment plan at this time, and there is no assurance that the FCC will adopt any realignment plan. See “— D. Our Network and Technology — 4. Proposed public safety spectrum realignment.”

      9. NII Holdings. On May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share. This included the $857 million aggregate principal amount of notes of NII Holdings that we purchased in August 2001. The reorganization of NII Holdings also included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed about $51 million in cash of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million, in settlement of the old NII Holdings senior notes held by us and other claims. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement, $25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement.

      As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings. See “— F. Our Strategic Relationships — 4. NII Holdings.”

      10. Acquisitions. In early 2002, we purchased 800 and 900 MHz SMR licenses and related assets from Chadmoore Wireless Group, Inc. for an aggregate cash purchase price of $136 million. On January 15, 2003, we consummated the acquisition of all of the stock of NeoWorld Communications, Inc., which owned and operated 900 MHz SMR systems. We paid the balance of the purchase price of $201 million in cash on January 15, 2003. This amount is in addition to previous payments of $79 million through December 31, 2002.

      11. SpectraSite. During 2002, we recognized a $37 million other-than-temporary reduction in the fair value of our investment in SpectraSite. In December 2002, we sold all of our equity investment in SpectraSite for a de minimus amount. The sale of our equity investment in SpectraSite ended our continuing involvement in SpectraSite for substantially all of our tower leases. Accordingly, for accounting purposes, we recorded a deferred gain on the sale of these towers to SpectraSite and will account for their leasebacks as operating leases. We also reduced our finance obligation by $655 million. See notes 5 and 7 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      12. GSA contract. In December 2002, we announced the signing of a contract award with the U.S. General Services Administration, or GSA, which will enable us to provide our services to all federal agencies, as well as state and local agencies with federal funding, and will offer unique interoperability advantages for emergency preparedness and response. The contract has a term of two years with three one-year option periods. The estimated value of the contract is up to $200 million per year. We were awarded our initial GSA contract in March 1999.

F.     Our Strategic Relationships

      1. Motorola. As of March 14, 2003, Motorola was the beneficial owner of about 8% of our class A common stock, assuming the conversion of the outstanding shares of our class B nonvoting common stock, all of which are owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole provider of the iDEN infrastructure equipment and all of the handsets used throughout our network except the Blackberry 6510. As discussed above, we also work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our network. We also rely on Motorola for network maintenance and enhancement. See “— D. Our Network and Technology.”

      In July 1995, we acquired all of Motorola’s 800 MHz SMR licenses in the continental United States in exchange for 83.3 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. As of March 14, 2003, Motorola owned 47.5 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. As a result of the agreement relating to that acquisition, Motorola has the right to nominate two persons for election as members of our board of directors. Motorola has exercised this right only with respect to one director, Keith J. Bane. In addition, Motorola has granted Digital Radio, an affiliate of Craig O. McCaw, who is a member of our board of directors, a right of first offer or a right of first refusal to purchase shares of common stock that are owned by Motorola, although that right has been waived with respect to some of these shares.

      2. Nextel Partners. Digital wireless communications services are provided under the Nextel brand name in mid-sized and tertiary U.S. markets by Nextel Partners. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population. In January 1999, one of our subsidiaries entered into agreements with Nextel Partners and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. McCaw, relating to the capitalization, governance, financing and operation of Nextel Partners. Our subsidiary owned about 32% of Nextel Partners’ common stock as of December 31, 2002.

      We entered into this relationship principally to accelerate the build-out of our network outside the largest metropolitan market areas that are the main focus of our network coverage. As an inducement to obtain Nextel Partners’ commitment to undertake and complete the anticipated network expansion, we agreed that we would not offer wireless communications services under the Nextel brand name, iDEN services on 800 MHz frequencies, or wireless communications services that allow interconnect with landline telecommunications in Nextel Partners’ territory. We also have roaming agreements with Nextel Partners covering all of the U.S. market areas in which Nextel Partners currently provides, or will in the future provide, iDEN-based services.

      In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration of any such purchase in cash, shares of our class A common stock, or a combination of both.

      Subject to various limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock:

•	if (i) we elect to cease using iDEN technology on a nationwide basis; (ii) such change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	if we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	if we experience a change of control;

•	if we breach the operating agreements; or

•	if Nextel Partners fails to implement changes required by us to match changes we have made in our business, operations or systems.

      If we purchase the outstanding shares of Nextel Partners’ class A common stock:

•	As a result of the termination of our operating agreements with Nextel Partners as a result of our breach, the purchase price could involve a premium based on a pricing formula.

•	As a result of the termination of our operating agreements as a result of breach by Nextel Partners, the purchase price could involve a discount based on a pricing formula.

•	As a result of the election of a majority of the non-Nextel stockholders to require us to purchase, after Nextel Partners’ failure to implement changes in business, operations or systems required by us, the purchase price will be an amount equal to the higher of the fair market value as determined by the appraisal process and a 20% rate of return on each tranche of invested capital in Nextel Partners, whether contributed in cash or in kind, from the date of its contribution through the purchase date, which value will be divided over all of Nextel Partners’ capital stock.

•	For any other reason, the purchase price will be the fair market value of the class A common stock. Under the certificate of incorporation of Nextel Partners, fair market value is defined as the price that a buyer would be willing to pay for all of Nextel Partners’ outstanding capital stock, excluding the series B preferred stock owned by us, in an arm’s-length transaction and includes a control premium, as determined by an appraisal process.

      We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

      In connection with a series of transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners. In exchange, at the dates of transfer, Nextel Partners issued to us equity having a total agreed value of $140 million and paid us $142 million in cash related to the assets sold and the reimbursement of costs and net operating expenses.

      As a result of Nextel Partners’ initial public offering in February 2000, our total ownership interest was diluted. Our investment in certain Nextel Partners preferred stock converted into voting class B common stock. Our subsidiary continues to hold nonvoting preferred stock that is subject to mandatory cash redemption by February 2010. At December 31, 2002 and 2001, our investment in Nextel Partners, which includes equity in Nextel Partners’ losses, was $52 million and $127 million.

      Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer, is a director of Nextel Partners.

      3. Craig O. McCaw. As of March 14, 2003, Mr. McCaw, a member of our board, and his affiliates beneficially owned about 5% of our class A common stock, assuming the exercise of all options held by controlled affiliates of Mr. McCaw. In 1995, Mr. McCaw acquired significant equity interests in Nextel (including an investment in our class A convertible redeemable preferred stock and class B convertible preferred stock), and we agreed to certain arrangements related to our corporate governance. In connection with these equity investments, we reached an agreement with Mr. McCaw and Digital Radio, L.L.C., an affiliate of Mr. McCaw, on a number of matters relating to the ownership, acquisition and disposition of our securities, including without limitation the granting of registration and anti-dilutive rights to Digital Radio and specified affiliates, as well as limitations on investments by Digital Radio and its affiliates in excess of about 45% of our voting securities.

      Pursuant to the original securities purchase agreement, as amended, our certificate of incorporation and our by-laws, we, Digital Radio and Mr. McCaw established certain arrangements relating to our corporate governance associated with those investments, including, without limitation, matters relating to Digital Radio’s right to elect a minimum of three representatives to our board of directors, or that greater number of directors representing not less than 25% of all of the members of the board of directors. Mr. McCaw, Dennis M. Weibling and J. Timothy Bryan were originally appointed as directors pursuant to these rights. We also agreed to create a five-member operations committee of the board of directors, which was responsible for formulating key aspects of our business strategy and operations, and Digital Radio was entitled to have a majority of the members of this committee selected from among its representatives on the board of directors.

      The operations committee had the authority to formulate key aspects of our business strategy, including certain decisions relating to our technology; acquisitions; certain budgets and marketing, strategic and financing plans; nomination and oversight of some of our executive officers; and endorsement of nominees to our board of directors and its committees. If a majority of the members of our board of directors who were independent of Mr. McCaw had voted to override actions taken, or proposed to be taken, by the operations committee, there would have been no consequences to us. If our board of directors had acted to revoke or terminate the operations committee, a $25 million liquidated damages payment would have been due to Digital Radio, except in specified circumstances.

      Under these agreements, in the event Digital Radio, Mr. McCaw and his controlled affiliates were to cease to own at least 5% of the voting power of our equity securities (assuming conversion of the class A preferred stock it held), the shares of class A preferred stock would automatically convert into shares of class A common stock. Further, Mr. McCaw and Digital Radio agreed that, subject to limited exceptions, including existing securities holdings and relationships, until one year after the termination of the operations committee, none of Mr. McCaw, Digital Radio or their controlled affiliates would participate in other two-way terrestrial-based mobile wireless communications systems in any part of North America or South America, unless those opportunities first had been presented to and waived or rejected by us in accordance with the provisions of the securities purchase agreement.

      Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., a controlled affiliate of Digital Radio, pursuant to which Eagle River would provide management and consulting services to us, our board of directors and the operations committee of our board from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we agreed to pay Eagle River up to $200,000 per year and entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million shares of our class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable in full.

      In March 2003, we, Digital Radio and Mr. McCaw entered into an agreement revising these arrangements as Mr. McCaw was soon to no longer own at least 5% of the voting power of our outstanding equity securities. As a result, Digital Radio no longer has the right to appoint board members as discussed above, nor does it have rights to appoint board members to serve on committees of our board. In addition, the operations committee was terminated. Furthermore, all of the shares of the class A preferred stock and class B preferred stock held by Digital Radio converted into shares of our class A common stock. In addition, the management support agreement was terminated. Until February 13, 2004, Mr. McCaw, Digital Radio and their controlled affiliates have agreed not to participate in other two-way terrestrial-based mobile wireless communications systems in North America and South America without first presenting us the opportunity and a 30-day right to elect to participate in any such opportunity. In addition, Mr. McCaw and Mr. Weibling have consented to remain members of our board, subject to stockholder ratification.

      4. NII Holdings. On November 12, 2002, NII Holdings, our former subsidiary, reorganized under Chapter 11 of the U.S. Bankruptcy Code. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      On December 31, 2001, NII Holdings’ Argentine operating company failed to make principal payments on its $108 million Argentine credit facilities, and on February 1, 2002, NII Holdings failed to make a $41 million interest payment on its $650 million aggregate principal amount 12.75% senior notes, resulting in defaults under this facility and these notes, as well as under its $382 million of vendor financing facilities with Motorola Credit Corporation due to cross-default provisions. NII Holdings decided not to make these payments as part of the cash preservation process undertaken to restructure its debts and implement a revised business plan.

      In May 2002, NII Holdings reached an agreement in principle with its main creditors to restructure its outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While NII Holdings, Inc., the U.S. parent company, operated as a debtor-in-possession under the Bankruptcy Code, its non-U.S. subsidiaries continued providing continuous wireless communication services in the ordinary course of business. On October 28, 2002, the Bankruptcy Court confirmed NII Holdings’ plan of reorganization, and on November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share. This included the $857 million aggregate principal amount of notes of NII Holdings that we purchased in August 2001. NII Holdings reinstated in full its

$325 million of outstanding equipment financing owed to Motorola Credit, subject to deferrals of principal amortization and some structural modifications. NII Holdings also repaid the outstanding principal balance, together with accrued interest, due under its $57 million incremental financing facility owed to Motorola Credit using restricted cash held in escrow, which amount will be available for borrowing under some circumstances. The Argentine credit facility was retired in exchange for a $5 million payment and the issuance of 400,000 shares of NII Holdings’ new class A common stock.

      The reorganization of NII Holdings also included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ new class A common stock. We contributed about $51 million in cash of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. We allocated the $51 million investment between the debt and equity instruments based upon their relative fair values. This resulted in a carrying value of $37 million for the debt and a carrying value of $14 million for the 5.7 million shares of NII Holdings’ new class A common stock. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million, in settlement of the old NII Holdings senior notes held by us and other claims. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement, $25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement.

      As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings.

      Upon NII Holdings’ emergence from bankruptcy, we entered into a revised overhead services agreement with NII Holdings under which we provide certain administrative, engineering and technical, information technology and marketing services for agreed fees. We also have roaming agreements between one of our wholly owned subsidiaries and wholly owned subsidiaries of NII Holdings.

      Mr. Donahue is a director of NII Holdings.

G.     Customer Care

      We made significant improvements to our customer care function in 2002. We recently completed the implementation of our new billing and customer management system called “Ensemble.” The Ensemble system is a world class activation, billing, and customer management system designed to provide increased reliability and functionality for our customer care representatives, system scalability to allow services to be provided to an estimated 25 million subscribers, one common database and integration of all platform software modules included in the system. Through the Ensemble system, we expect to better interact with our customers while reducing our costs.

      In January 2002, we announced an eight-year customer relationship management agreement with IBM and Teletech to manage our customer care centers. See “— E. 2002 and Year-to-Date 2003 Developments — 3. Customer care.” Transferring the day-to-day operations of the call centers has afforded us the ability to significantly refine our business processes and procedures, resulting in a higher customer satisfaction rating and an improved first call resolution rate, while minimizing costs. We believe these improvements in systems, organizational alignment, process, and cost structure have positioned us to continue to make customer care a competitive advantage in 2003.

H.     Marketing

      Our marketing strategy focuses principally on targeting high value customers that we believe will be likely to perceive and appreciate the potential for our wireless services. We believe that our ability to deliver a full line of integrated mobile communications services, including our innovative Nextel Direct Connect feature, using a single multi-function handset on our own network, significantly differentiates us from other providers of wireless communications services.

      Our marketing program and related advertising campaigns currently are designed to increase brand awareness and in particular to expand the use of our newer, customer convenient distribution channels: web sales, telesales and our Nextel stores. We are currently focusing on heightening brand awareness of our differentiated Direct Connect feature in anticipation of its nationwide rollout. Our marketing and advertising is also designed to stimulate additional demand for our services by stressing their versatility, value, simplicity and quality, and we consistently stress the benefits of our unique Nextel Direct Connect service. For example, we are building our brand image through affiliations with most major sports leagues.

      We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Nextel Direct Connect service minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our network or the compatible network of Nextel Partners in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all their handsets and reallocate the aggregate minutes among those handsets.

I.     Sales and Distribution

      We use a variety of channels as part of our strategy to increase our customer base. We employ direct sales representatives who market our service directly to potential and existing customers. The focus of our direct sales force is primarily on mid-to-large businesses and government agencies that value our industry expertise and extensive product portfolio.

      We also utilize indirect sales, which mainly consist of local and national non-affiliated dealers. These indirect dealers represent our largest channel of distribution. Dealers are independent contractors that solicit customers for our service and are generally paid through commissions and residuals. Dealers participate with us in all the markets we serve including corporate, government, general business and individual sales.

      In 2002, we continued to expand distribution through customer convenient channels, including web sales, telesales and sales through Nextel stores. These channels generally allow us to acquire customers at a lower cost than our traditional direct and indirect sales. In 2002, we opened about 210 retail locations and had about 420 retail locations as of December 31, 2002. These Nextel stores generate new customers and brand awareness as well as serve as additional points of contact for existing and new customers.

      In 2002, we expanded the number of new subscribers garnered through our web sales and telesales. Customers’ willingness to buy through these customer convenient channels has driven significant growth for us. On the web, customers are able to compare our various rate plans and access the full suite of our products and services, including handsets, accessories, and special promotions. Our website allows customers to make account inquiries and encourages handset and accessory sales directly over the Internet. We also provide our customers with a toll-free number (1-800-NEXTEL9) to purchase our products and services. As we increase brand awareness through our expanded marketing efforts, we believe our Nextel stores, web sales and telesales will be increasingly useful distribution channels for all of our services.

J.     Competition

      Since the introduction of mobile communications technology, growth in the industry has been rapid, with more than 135 million wireless handsets now in service in the U.S., providing analog cellular, digital cellular, enhanced SMR and PCS, as reported by the Cellular Telecommunications and Internet Association, or CTIA.

      We compete principally with five other national providers of mobile wireless voice communications: AT&T Wireless, Cingular Wireless, Sprint PCS, Verizon Wireless and Deutsche Telecom/T-Mobile. We also compete with regional providers of mobile wireless voice communications, such as Southern LINC. Additional licensees may enter our markets by operating systems utilizing frequencies obtained in FCC auction proceedings. Some of the competitors listed above have financial resources, subscriber bases, coverage areas and/or name recognition greater than we do. In addition, several of these competitors have more extensive channels of distribution than ours, a more expansive spectrum position than ours, or are able to acquire customers at a lower cost. Additionally, we expect our current and future competitors will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network.

      We believe we compete based on our differentiated service offerings and products, including Nextel Direct Connect. Several of our competitors have announced the intention to introduce products that compete with Nextel Direct Connect. While no competing product has been introduced yet, our competitors have introduced pricing plans that offer features such as unlimited mobile-to-mobile calling, reduced rates for calls placed between pre-arranged groups of callers or shared minutes between groups of callers. In the event potential customers regard those services as equivalent to Nextel Direct Connect or our competitors are able to provide dispatch service comparable to ours, our competitive advantage could be impaired. Additionally, the wireless industry competes based on price. Over the past several years, as the intensity of competition among wireless communications providers has increased, we and our competitors have decreased prices or increased service and product offerings, resulting in declining average monthly revenue per subscriber which may continue. Competition in pricing and service and product offerings may also adversely impact customer retention.

      Consolidation has and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that both carriers will use to provide advanced services. By using joint ventures, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional landline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect our network business to face competition from other technologies and services developed and introduced in the future, including potentially those using unlicensed spectrum.

K.     Regulation

      We are an SMR operator regulated by the FCC. The FCC regulates the licensing, construction, operation and acquisition of all other wireless telecommunications systems in the United States, including cellular and PCS operators. SMR regulations have undergone significant changes during the last decade, and we now are generally subject to the same FCC rules and regulations as cellular and PCS operators, known collectively with SMR operators as CMRS providers.

      Within the limitations of available spectrum and technology, SMR operators are authorized by the FCC to provide mobile communications services, including mobile telephone, two-way radio dispatch (referred to as walkie-talkie), paging and mobile data and Internet services. We use iDEN technology developed by Motorola to deliver these services. Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because many of our 800 MHz channel holdings are composed of non-contiguous blocks of spectrum. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future users of this technology for further research and continuing technology and product development and innovation.

      In addition to being subject to FCC regulation, we are subject to certain state requirements. While the Communications Act of 1996 preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider, it permits states to regulate the “other terms and conditions” of CMRS. The FCC has not clearly defined what is meant by the “other terms and conditions” of CMRS, but has upheld the legality of states assessing universal service payment requirements on CMRS carriers. The FCC also has held that most private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed are not preempted by the Communications Act.

      State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers so long as the compensation required is publicly disclosed by the government. The siting of cell sites and base stations also remains subject to state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state Enhanced 911, or E911, services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

      1. Licensing. We currently hold about 26 MHz of spectrum in the 700, 800 and 900 MHz bands in our geographic markets, though we primarily operate in 800 MHz spectrum to provide service to our customers. The FCC regulates the licensing, construction, operation, acquisition and sale of our CMRS business and spectrum holdings pursuant to the Communications Act, as amended from time to time, and the FCC’s associated rules, regulations and policies. FCC requirements impose operating and other restrictions on our business that increase our costs. The FCC does not currently regulate CMRS rates, and states are legally preempted from regulating CMRS rates and entry. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of an FCC license. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, may be required if we sell or acquire spectrum interests.

      We hold several kinds of licenses to deploy 800 MHz SMR channels in digital mode. We hold thousands of these licenses, which together allow us to provide coverage across the continental United States. Our 700, 800 and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. For most of our licenses, within three years of the license grant date, we must provide coverage to one third of the population in the licensed area, and within five years of the grant date, we must cover two thirds of the population in the licensed area or make a showing of “substantial service.” Our 700 MHz licenses have no specific build-out requirements, but we must show substantial service by the license expiration date. To date, we have met all of the construction milestones applicable to our licenses except in the case of licenses that are not material to our business.

      Our 800 and 900 MHz licenses have a 10-year term and our 700 MHz licenses have a 15-year term, at the end of which each must be renewed. The FCC allows “renewal expectancies,” which are presumptions that the licenses will be renewed to any 700, 800 or 900 MHz licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act.

      On November 21, 2001, we filed a proposal with the FCC that would result in a more efficient use of spectrum through the realignment of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands. In March 2002, the FCC issued a Notice of Proposed Rulemaking to consider proposals to solve the public safety interference issue. During the course of the FCC’s proceedings, a coalition of private wireless industry associations, public safety associations and we initiated discussions relating to the proposed 700, 800 and 900 MHz spectrum realignment to attempt to present a “Consensus Plan” to the FCC for its consideration. On August 7, 2002, a Consensus Plan was filed by numerous parties that, together with us, represent over 90% of the 800 MHz licensees affected by the proposed realignment. Under the Consensus Plan, we would exchange certain portions of our spectrum in the 800 MHz band to relocate public safety operators to the lower portion of the 800 MHz band, as well as relinquish all spectrum in the 700 and 900 MHz bands in exchange for contiguous blocks of spectrum in the 800 MHz and 1.9 GHz bands. On December 24, 2002, we, together with the coalition of private wireless industry associations and public safety associations, filed an update to the Consensus Plan which, among other things, modified the amount up to which we would be willing to contribute over the next several years primarily towards the cost of public safety relocation, assuming the FCC approves the Consensus Plan as submitted. See “— D. Our Network and Technology — 4. Proposed public safety spectrum realignment.”

      In some cases we use common carrier point-to-point microwave facilities to connect the transmitter, receiver and signaling equipment for cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      Our business is subject to certain Federal Aviation Administration regulations governing the location, lighting, and construction of transmitter towers and antennas and may be subject to regulation under federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities.

      2. New spectrum opportunities, spectrum auctions, and third generation wireless services. In February 2001, the FCC concluded its auction of 6 MHz of spectrum in the 700 MHz band, also referred to as the “guard band.” In two 700 MHz guard band auctions, we paid about $350 million for 40 licenses. Each license is for 4 MHz of spectrum. These FCC licenses are issued for a period of 15 years and are subject to unique operational requirements, including eligibility and use restrictions, as well as interference protection requirements that generally will preclude their use for CMRS. Additionally, there are FCC restrictions on the amount of spectrum in this band that we can use. As part of the 800 MHz spectrum realignment proposal discussed above, Nextel, as one of a coalition of parties, has proposed to contribute its 700 MHz spectrum to the FCC for reallocation for public safety use, and we would receive replacement spectrum. Thus, the long-term use of our 700 MHz spectrum is dependent upon the outcome of the 800 MHz realignment proceeding. In the event we retain the licenses, we plan to meet all requirements necessary to secure the retention and renewal of these FCC licenses. Under the FCC’s rules, guard band licensees are required to file an annual report describing the use of their licensed spectrum. On October 1, 2002, we made our first required report to the FCC, and on February 27, 2003, we filed our subsequent annual report.

      Other spectrum located in the 700 MHz spectrum band, which can be used for a broad variety of commercial applications, was scheduled for auction by the FCC beginning June 19, 2002. Pursuant to congressional legislation, on July 26, 2002, the FCC postponed the auction for spectrum in the upper 700 MHz band. No date has been set for the upper 700 MHz auction. On June 26, 2002, the FCC also postponed the auction for spectrum in the lower portion of the 700 MHz band until August 27, 2002. That auction ended on September 18, 2002 without our participation. On December 2, 2002, the FCC announced the reauction of over two hundred licenses still available in the lower 700 MHz band. That auction is scheduled to commence on May 28, 2003 and will include the licenses that remained unsold in previous lower 700 MHz band auction. Currently, incumbent television licensees are operating on both blocks of this 700 MHz band spectrum. Under current FCC rules, these licensees are not required to relinquish these channels until 2006 at the earliest, limiting the usefulness of this spectrum for other purposes, including CMRS service, until that time or later.

      In January 2001, the FCC completed an auction of additional spectrum that can be used for providing CMRS. The FCC auctioned certain reclaimed PCS licenses, including those initially awarded to NextWave Communications, Inc. and some of its affiliates which were cancelled by the FCC after

NextWave failed to make timely payments of its government installment loans as required by the terms of the licenses awarded. We participated, but did not obtain any licenses, in that auction. In June 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had improperly cancelled the NextWave licenses. On January 27, 2003, the Supreme Court ruled that the FCC had acted beyond its regulatory authority when it cancelled NextWave’s licenses. The court, in an 8 to 1 vote, affirmed the lower court’s ruling and rejected arguments that the FCC had a legitimate regulatory interest in taking licenses from a company that is reorganizing its finances in bankruptcy. NextWave now has the option of completing the buildout of its network or selling the licenses to other companies. The FCC recently confirmed that NextWave will have an extended period of time to complete its initial build-out.

      In November 2002, the FCC allocated 90 MHz of spectrum in the 1710-1755 MHz and 2110-2155 MHz bands that can be used for “third generation”, or 3G, wireless services. On November 22, 2002, the FCC also released a Notice of Proposed Rulemaking seeking comment on the service and technical rules for 3G services in the 1710-1755 MHz and 2110-2155 MHz bands. Comments and reply comments have been filed, and the proceeding remains pending.

      In January 2002, the FCC released a Report and Order reallocating 27 MHz of spectrum that was previously reserved primarily for federal government uses to a variety of non-federal government uses, including private and commercial fixed and mobile operations. These reallocations could provide opportunities for advanced wireless services. In February 2002, the FCC released a Notice of Proposed Rulemaking proposing a flexible licensing, technical and operating framework, as well as competitive bidding and interference standards for the 27 MHz of reallocated spectrum. Generally, the bands identified are encumbered by existing governmental or commercial users, and there are substantial unresolved transitional issues related to the relocation of these incumbents. One nationwide 5 MHz license in the 1670-1675 MHz band will be auctioned on April 30, 2003. This license was originally scheduled for auction on October 30, 2002. We cannot predict when or whether the FCC will conduct any of the other spectrum auctions or if it will release additional spectrum that might be useful to us or the wireless industry in the future.

      On August 9, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals by New ICO Global Communications (Holdings) Ltd., a controlled affiliate of Mr. McCaw, and Motient Services, Inc. to allow mobile satellite service providers to supplement service to their customers through the incorporation of a wireless ancillary terrestrial component into their mobile satellite networks. On January 30, 2003, the FCC adopted an order that permits mobile satellite services providers to integrate ancillary terrestrial components into their mobile satellite networks, subject to FCC authorization. To do so, providers will be required to show compliance with certain FCC mandated conditions. On that same date, the FCC reallocated spectrum that can be used to provide a variety of new wireless services, including 3G service. In particular, the FCC reallocated 30 MHz of spectrum from the 2 GHz mobile satellite service, including the 1990-2000 MHz band, to fixed and mobile services. A rulemaking proceeding has been initiated to identify how that reallocated spectrum can be used and how it will be reallocated. Comments are due on April 14, 2003, and reply comments are due April 28, 2003.

      3. Spectrum caps and secondary spectrum markets. Prior to January 1, 2003, the FCC’s spectrum aggregation limitations prohibited any entity from holding attributable interests in licenses for more than 55 MHz of applicable spectrum, although no more than 10 MHz of SMR spectrum in the 800 and 900 MHz SMR service bands and no 700 MHz licenses were counted toward the spectrum cap. In November 2001, the FCC eliminated the spectrum cap effective January 1, 2003. Although it eliminated the spectrum cap, the FCC will continue to evaluate, on a case-by-case basis, spectrum aggregation caused by CMRS carriers’ mergers and acquisitions to determine whether a particular transaction will result in too much concentration in the affected wireless markets. It is widely believed that elimination of the spectrum cap may facilitate consolidation in the commercial wireless industry; however, it is not known what procedures the FCC will use to evaluate commercial wireless transactions or how such procedures will affect the speed of the FCC’s application process.

      In November 2000, the FCC adopted a policy statement and Notice of Proposed Rulemaking suggesting ways to promote the development of secondary markets in radio spectrum. The FCC tentatively concluded that spectrum licensees should be permitted to enter into leasing agreements with third parties to encourage greater use of underutilized spectrum. If the FCC adopts liberal spectrum leasing rules, we may have increased access to spectrum from parties who are willing to lease, but not sell, their spectrum. That proceeding remains pending.

      In June 2002, the FCC established a Spectrum Policy Task Force to assist in identifying and evaluating changes in spectrum policy to increase spectrum efficiency and assist with technical and public safety spectrum issues. After receiving industry comment on existing spectrum policies and recommendations for possible improvements, the Task Force released a report setting forth a comprehensive review of current spectrum policy and stating a range of recommendations for further review or implementation. In November 2002, the FCC released a public notice seeking comment on the report and, in particular, issues relating to setting concrete standards for harmful interference, the use of unlicensed spectrum technologies, the legalization of spectrum swaps and spectrum trading. That proceeding remains pending.

      In December 2002, the FCC initiated two inquiries also addressing wireless spectrum issues: the first requests comment on the feasibility of making additional spectrum available for unlicensed devices; and the second requests comment on the provision of spectrum-based services in rural areas. Comments on the rural services notice of inquiry were filed in February 2003, and comments on the unlicensed services inquiry are due in April 2003. All of these spectrum initiatives ultimately could have an effect on the way we do business, and the spectrum that is available to us and our competitors. It is not known at this point what spectrum initiatives the FCC will adopt, if any, in response to the Task Force report or whether it will facilitate secondary markets for spectrum trading or leasing.

      4. 911 services. Pursuant to a 1996 FCC order, CMRS providers, including us, are required to provide E911 services to their customers. Phase I E911, which we began deploying in 1998, requires wireless carriers to transmit (a) the 911 caller’s telephone number and (b) the location of the transmitter and receiver site from which the call is being made to the designated public safety answering point, or PSAP, which is the 911 dispatch center. Phase II E911 requires the transmission of more accurate location information to the PSAP. Pursuant to an October 2001 order, we launched Phase II service on October 1, 2002 by beginning the sale and activation of handsets equipped with assisted GPS, or A-GPS, technology.

      In addition to selling A-GPS handsets, Phase II E911 requires that we coordinate to deploy the infrastructure, facilities and interconnectivity necessary to enable the transmission of latitude and longitude information from the A-GPS handset to a PSAP. Successful transmission of this location information to a PSAP requires substantial cooperation with the local exchange carrier and the PSAP, as well as third party database providers, all of which must have the necessary infrastructure and compatible software in place to connect with our network. As of March 1, 2003, we have deployed Phase II in 28 areas in various parts of the country encompassing more than 100 PSAPs.

      Because our Phase II E911 services can only be accessed with an A-GPS handset, the FCC also required that a certain percentage of our new handset activations be A-GPS pursuant to interim benchmarks between January 1, 2003 and December 31, 2005, when we are required to have 95% of our total customer base using A-GPS-capable handsets. Depending on our rate of customer churn, customers’ decisions to upgrade their handsets, the percentage of new customers added to our network who purchase A-GPS handsets and overall wireless marketplace conditions, achieving these benchmarks could impose material costs on us over time. In 2002, we began charging a fee to recover some of the costs that we are currently incurring associated with Phase II E911. We cannot predict with certainty at this time the effect of this E911 mandate on our operations.

      Motorola is our sole supplier for all of our handsets except the Blackberry 6510 and we are dependent on Motorola to provide the handset-based location technology solution. Nonetheless, the FCC appears to have held us responsible for meeting the Phase II deadlines, even in the event Motorola is unable to produce the necessary handsets and infrastructure on a timely basis. As a result, we have sought reconsideration of that portion of the FCC’s decision. That petition is still pending. Additionally, we recently filed comments in a new FCC proceeding on E911, asserting that manufacturers should be equally bound by the FCC’s E911 rules and requirements.

      5. Numbering. The FCC and state communications commissions have been increasingly aggressive in their efforts to conserve the telephone numbers that carriers assign to their customers. These efforts may disproportionately affect wireless service providers by imposing additional costs. Like other telecommunications carriers, we must have access to telephone numbers for new customers. The FCC’s number conservation rules, while intended to make numbers available, could harm us and other telecommunications carriers, either individually or in the aggregate, by causing increased costs and regulatory expense.

      In order to promote the efficient allocation and use of telephone numbers by all telecommunications carriers, the FCC has adopted new number conservation requirements including number “pooling” whereby carriers are assigned phone numbers in blocks of 1,000 rather than 10,000. We have completed all network and infrastructure upgrades in compliance with the FCC’s pooling mandate. Additionally, the FCC requires carriers to meet an increasingly higher number usage threshold before they can obtain additional telephone numbers. The CTIA filed a petition requesting the FCC to forbear from further increases in the utilization threshold. The FCC sought comment on the CTIA petition, and that proceeding remains pending.

      The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Certain states have sought additional numbering authority, outside the number conservation authority originally granted by the FCC. In particular, the California Public Utilities Commission has filed two petitions with the FCC that, if granted, would affect our ability to access telephone numbering resources and assign telephone numbers to our customers, and would require us to replace the phone numbers of many of our customers in California. We filed comments opposing both petitions.

      Wireless providers also are subject to a requirement that they implement telephone number portability, which enables customers to keep their telephone numbers when they change carriers within established geographic markets. Number portability already is available to most wireline customers, and the FCC originally set a deadline of November 24, 2002, for wireless providers to implement number portability for their customers in certain markets. On July 26, 2002, the FCC delayed the implementation of wireless number portability for one year until November 24, 2003. Number portability requires significant upgrades to our network and infrastructure. In addition, number portability may encourage wireless customers to change carriers, which could increase churn, thus further increasing costs for all wireless carriers. In 2002, we began charging a fee to recover some of the costs that we are incurring associated with telephone number portability. The CTIA and Verizon Wireless have appealed the FCC’s November 24, 2003 deadline to the Circuit Court of Appeals for the District of Columbia Circuit and have sought review of the FCC’s standard applied in setting the November 24, 2003 date. On January 23, 2003, the CTIA also filed a petition with the FCC requesting that wireline carriers be required to allow their customers to retain their numbers when switching to a wireless carrier. Resolving this petition could delay the November 24, 2003 number portability deadline. We filed comments in support of the CTIA petition, and that proceeding remains pending.

      6. Motor vehicle restrictions. A number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone, and similar legislation is pending in other states. A handful of localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers. On the federal level, a bill has been introduced in Congress (the Mobile Telephone Driving Safety Act of 2003) that, if passed, would prohibit wireless users from using a handheld mobile telephone while driving. Specifically, the bill would withhold a portion of federal funds appropriated for the states from any state that does not enact legislation that prohibits an individual from using a handheld mobile telephone while operating a motor vehicle, except in the case of an emergency or other exceptional circumstance.

      7. Health concerns. FCC rules limit the permissible human exposure to radio frequency radiation from wireless transmission equipment. On December 11, 2001, the FCC’s Office of Engineering and Technology dismissed a Petition for Inquiry filed by a non-profit public interest organization, to initiate a proceeding to revise the FCC’s radio frequency guidelines. On January 10, 2002, the organization petitioned the FCC to overturn this decision and open an inquiry. The matter remains pending at the FCC.

      Studies have been undertaken to determine whether certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and whether wireless handsets may also interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. Various studies have found no evidence that cell phones cause cancer, although one of the reports indicated that further study might be appropriate as to one rare form of cancer. A recent study in Italy, however, has affirmatively linked mobile-phone radiation to cancer growth and the National Cancer Institute has cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. Additional studies of radio frequency emissions are ongoing, and the ultimate findings of these studies will not be known until they are completed and made public. Class-action lawsuits are also pending against several wireless carriers and manufacturers to force wireless carriers to supply hands-free devices with phones and to compensate customers who have purchased radiation-reducing devices. See “Item 3. Legal Proceedings.”

      8. Electronic surveillance. In 1994, Congress enacted the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires telecommunications carriers, including us, to upgrade their networks to provide certain wiretap capabilities to law enforcement agencies. The FCC has granted several industry-wide extensions of the CALEA deadline. We have signed two cooperative agreements with the Federal Bureau of Investigation, or FBI, to bring our interconnect and dispatch networks into compliance with CALEA. The agreements essentially confirm the validity of our CALEA software solutions, arrange for the deployment of the solutions in our networks, and provide for some cost recovery associated with their deployment. We have already installed and deployed the required core CALEA capabilities in our interconnect and digital dispatch networks and have therefore brought our interconnect and digital dispatch networks into full compliance with CALEA.

      On September 28, 2001 the FCC issued a public notice governing the CALEA compliance deadlines for the additional CALEA requirements applicable to carriers such as us that operate packet mode communications networks. Pursuant to the public notice, we filed to extend the packet mode compliance deadline to November 19, 2003, and the extension was automatically granted pending FBI approval of the installation and deployment schedule. We are now working with our primary equipment vendor, Motorola, to design and implement a compliant packet mode solution. It is likely that we will request another extension of the packet mode deadline beyond November 19, 2003, which also would be automatically granted pending approval by the FBI of the installation and deployment schedule. The extension may be necessary because of the current uncertainties in the technical requirements. Cost recovery for developing, installing and deploying this solution will depend to a large extent on the FBI’s interpretation of CALEA.

      9. Truth in Billing and consumer protection. The FCC’s Truth in Billing rules generally require CMRS licensees such as us to provide full and fair disclosure of all charges on their wireless bills, display a toll-free phone number to call for billing questions, and identify any third-party service providers whose charges appear on the bill.

      Over twenty states have commenced inquiries to examine the billing and advertising practices of certain nationwide wireless carriers. On October 29, 2001, North Carolina served us with a letter of inquiry requesting certain documents related to our billing and advertising practices in that state. We fully complied with the informational request and the inquiry remains pending. In December 2002, the Missouri Attorney General filed a lawsuit against us, asserting that our imposition of the $1.55 federal programs cost recovery fee on our customers is misleading and deceptive. The lawsuit is pending. Another wireless provider, Sprint PCS, is the subject of a similar pending Missouri Attorney General lawsuit. Recently, the

Arizona Corporation Commission adopted final rules regulating certain operational and customer-service aspects of our business. Asserting that the Arizona Corporation Commission has no jurisdiction to apply these rules to wireless service, the industry, including us, has sought rehearing at the Arizona Corporation Commission and filed an appeal in court if the rehearing request is rejected. The rules, however, must be “certified” by the Arizona Attorney General before they are effective.

      On June 6, 2002, the California Public Utilities Commission proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care, and will, according to a recent study, impose approximately $900 million in costs on the wireless industry in California, including the cost of lost jobs. Efforts to amend these proposed rules remain ongoing. It is uncertain when or if the final rules will be adopted.

      In February 2003, United States Senator Schumer announced his intentions to introduce federal legislation that calls for a wireless subscriber “bill of rights.” The legislation would mandate wireless number portability by the November 24, 2003 deadline, would authorize the FCC to monitor cell phone service quality, and would require wireless providers, like us, to prominently indicate all costs and terms of service on all subscriber contracts. If passed, the legislation could significantly increase our costs of doing business.

      10. Miscellaneous federal regulations. Each of the following existing and potential regulatory obligations could increase the costs of our, and our competitors’, operations.

      Certain interstate incumbent local exchange carriers, or ILECs, in rural areas have started to impose on wireless carriers, including us, charges to terminate traffic that we send to them by filing state tariffs. These new rural ILEC tariffs feature high termination rates that are not based on the rural ILECs’ cost of terminating the traffic we send. The rural ILECs justify termination tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. On September 6, 2002, we, along with other wireless carriers, filed a petition with the FCC to have these tariffs declared unlawful. This proceeding remains pending.

      Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its universal service orders require telecommunications carriers generally (subject to limited exemptions) to fund existing universal service programs for high cost carriers and low income customers and to fund new universal service programs to support services to schools, libraries and rural health care providers. In 2002, the FCC initiated two universal service proceedings relevant to all telecommunications providers, including us: one concerns what services universal service funds can be used to support, and the other addresses how universal service mandatory contributions from customers are assessed and recovered by carriers. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs based on our interstate end-user telecommunications revenue and also are required to contribute to some state universal service programs.

      On December 13, 2002, the FCC released an order and Second Further Notice of Proposed Rulemaking in the mandatory contribution proceeding. The order also included a restriction on the amount that carriers can include on a customer’s bill to recover their costs of contributing to the universal service fund. On January 29, 2003, we filed a petition for reconsideration of, among other things, the new restrictions on our ability to recover our costs for contributing to universal service. The Second Further Notice of Proposed Rulemaking could substantially alter the manner by which the FCC calculates carrier contributions to the federal fund. If adopted, the proposal could increase our mandatory contribution to the federal universal service fund, as well as those of other wireless carriers.

      Section 255 of the Communications Act requires telecommunications carriers such as us, and manufacturers of telecommunications equipment such as Motorola, to make their products and services accessible to and usable by persons with disabilities to the extent these measures are readily achievable. Pursuant to this mandate, we and Motorola are continuing to develop and market a variety of products and services to facilitate access to our wireless network by persons with disabilities. If the FCC requires the wireless industry to improve accessibility on a unilateral basis by redesigning digital phones, Motorola has advised us that the requirements may not be technologically feasible and that any related technical changes to the iDEN handset could add significantly to its cost of production.

      In addition, a Notice of Proposed Rulemaking currently is pending at the FCC to consider whether mobile phones should be hearing aid compatible. The FCC solicited comments on what technical standards should be adopted if the FCC decides that mobile phones must be hearing aid compatible. We are unable at this point to predict the outcome of this proceeding.

      The FCC also is considering the imposition of an automatic roaming obligation on all CMRS providers. On January 5, 2001, comments were filed with the FCC on this issue, the majority of which opposed a mandatory automatic roaming obligation. We oppose any new roaming regulation, although the second largest iDEN provider in the U.S., Southern LINC, supports a mandate that would apply only to iDEN providers. We filed reply comments on February 5, 2001 opposing the adoption of such a narrow roaming regulation. The proceeding remains pending.

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

      On July 25, 2002, the FCC clarified its privacy rules governing carriers’ use, disclosure and safeguarding of customer proprietary network information, or CPNI. Most significantly, the FCC prohibited carriers from disclosing CPNI to unrelated third parties or carrier affiliates that do not provide communications-related services, unless they first obtain their customers’ express consent. Moreover the FCC enumerated safeguards that carriers must implement to protect against the unauthorized use and disclosure of CPNI. The FCC did not adopt specific privacy rules for location-based information. Specifically, in a separate order released on July 24, 2002, the FCC declined to commence a rulemaking procedure to adopt rules to implement the wireless location information privacy amendments to Section 222 of the Communications Act of 1934, as amended. The CTIA had requested that the FCC adopt “safe harbor” rules for location privacy. The FCC, however, concluded that the statute was sufficiently plain that a customer must give express consent before the carrier can use or disclose customer location information obtained in connection with a customer’s use of wireless services, except in specified emergencies or if mandated by the court.

      The FCC has issued a Notice of Proposed Rulemaking regarding telemarketing practices. As part of its examination of the Telephone Consumer Protection Act, the FCC is seeking comment on the extent to which telemarketing to wireless consumers exists today and asks whether consumers receive solicitations on their wireless phones, and, if so, the nature and frequency of such solicitations. The FCC will reexamine the scope of implied consumer consent to telemarketing solicitation, which could affect some of our marketing practices. There is no indication on how the FCC will decide this proceeding, and whether more restrictive or additional telephone sales obligations will be imposed. Comments were filed on December 9, 2002, and reply comments were filed January 31, 2003.

      The FCC has determined that the interstate, interexchange offerings (commonly referred to as long-distance) of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long-distance CMRS rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands. The U.S. Court of Appeals for the District of Columbia Circuit, however, rejected the FCC’s application of these requirements to wireless carriers, remanding the issue to the FCC to consider further whether wireless carriers should be required to average and integrate their long-distance rates across all

U.S. territories. This proceeding remains pending, but the FCC has stated that the rate averaging and integration rules will not be applied to wireless carriers during the pendency of the proceeding.

L.     Employees

      As of February 28, 2003, we had about 15,200 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

M.     Risk Factors

1.	We have a history of net losses and negative cash flow and may not be able to generate sufficient net income.

      From 1987, when we began operations, through 2001, we were unable to generate sufficient cash flow from operations to fund our business and its expansion. We may not be able to generate sufficient cash flow to meet our debt service, working capital, capital expenditure or other cash needs. We may be unable to continue to generate sufficient cash flows from our internal business operations to support our growth and continued operations. While we had income available to common stockholders of $1,660 million during 2002, our accumulated deficit was $7,793 million at December 31, 2002.

2.	We have substantial indebtedness and if we cannot obtain additional funds if needed, we may not be able to implement our long-term business plan.

      Our long-term cash needs may be much greater than our cash on hand and availability under our existing financing agreements. As of December 31, 2002, we had about $13,565 million of outstanding indebtedness, including $7,761 million of senior notes and $4,500 million of indebtedness under our bank credit facility, as well as $272 million of capital lease and finance obligations and $1,015 million in mandatorily redeemable preferred stock obligations. The level of our outstanding indebtedness greatly exceeds our cash on hand and our annual cash flows from operating activities. At December 31, 2002, we had $2,686 million of cash, cash equivalents and short-term investments on hand. We had $2,523 million of cash provided by operating activities during 2002. Our principal repayment obligations on our outstanding indebtedness under our senior notes, credit facility and capital lease and finance obligations and our redemption obligations under our mandatorily redeemable preferred stock as of December 31, 2002 total $251 million for 2003, $383 million for 2004, $494 million for 2005, $523 million for 2006, $2,609 million for 2007 and $9,427 million after 2007.

      If we are unable to raise any necessary additional financing, we may not be able to:

•	expand and enhance our network, including implementation of any enhanced iDEN services to expand wireless voice capacity or enhanced data services or any deployment of “third generation,” or 3G, or other “next generation” mobile wireless services;

•	maintain our anticipated levels of growth;

•	meet our debt service requirements; or

•	pursue strategic acquisitions or other opportunities to increase our spectrum holdings, including those that may be necessary to support or provide next generation mobile wireless services.

Our failure to timely achieve any one of these goals could result in the delay or abandonment of some or all of our development, expansion and acquisition plans and expenditures, which could have an adverse effect on us.

      Our bank credit facility as in effect on December 31, 2002 provided for total secured financing capacity of up to about $5.9 billion, which availability declines over time, provided we satisfy financial and other conditions. As of December 31, 2002, we had borrowed $4.5 billion of this secured financing. The continued availability of funds under our term loans and our ability to access the remaining availability under our revolving loan commitment is limited by various financial covenants and ratios, including the ratio of our total debt to operating cash flow, as defined under the bank credit facility. Our ability to access the remaining availability is also subject to the satisfaction of covenants under indentures relating to our public notes and other conditions. Our access to additional funds also may be limited by:

•	the terms of our existing financing agreements, including restrictive covenants;

•	existing debt service requirements;

•	market conditions affecting the telecommunications industry in general;

•	the terms of options and other convertible securities issued to others that may make equity financings more difficult;

•	the potential commercial opportunities and risks associated with implementation of our business plan;

•	the market’s perception of our performance and assets; and

•	the actual amount of cash we need to pursue our business strategy.

3.	We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the Federal Communications Commission. The value of these licenses will depend significantly upon the success of our business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of $3,944 million as of December 31, 2002.

4.	Our existing financing agreements contain covenants and financial tests that limit how we conduct business.

      As a result of restrictions contained in our financing agreements, we may be unable to raise additional financing, compete effectively, particularly in respect of next generation technologies, or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Among other matters, we are restricted in our ability to:

•	incur or guarantee additional indebtedness, including additional borrowings under existing financing arrangements;

•	pay dividends and make other distributions;

•	pre-pay any subordinated indebtedness;

•	make investments and other restricted payments; and

•	sell assets.

      Under our bank credit facility, we also are required to maintain specified financial ratios and satisfy financial tests. Our inability to meet these ratios and other tests could result in a default under our bank credit facility, which could have a material adverse effect on us as we could then be required to repay all amounts then outstanding, unless we were able to negotiate an amendment or waiver. Although in the first quarter of 2001 we were able to amend the covenants under our bank credit facility to avert a likely covenant violation, there is no assurance that we would be able to do so in the future. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our subsidiaries.

5.	We may not be able to obtain additional or contiguous spectrum, which may adversely affect our ability to implement our long-term business plan.

      We may seek to acquire additional or contiguous spectrum through negotiated purchases, in government-sponsored auctions of spectrum or otherwise. We cannot be sure in which auctions we may participate or whether we will be a successful bidder. Contiguous spectrum may be necessary in implementing 3G or other next generation technologies that may allow us to provide additional products or services to our customers or provide other benefits. Further, to the extent we cannot obtain contiguous spectrum, we may not be able to implement future technologies at a lower cost. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that spectrum may not be available to us. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing business would be reduced. Even if we are able to acquire spectrum, we still may require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those necessary to support or provide next generation wireless services. This additional capital may not be available.

6.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

      There are currently six national wireless communications services providers, including us. Our ability to compete effectively with these providers and other prospective wireless communications service providers depends on the factors below, among others.

a.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our network. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues related to our network as they arise or if those issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	were to place us at a competitive disadvantage to other wireless service providers in our markets.

b.	We may be limited in our ability to grow unless we expand system capacity and improve the efficiency of our business systems and processes.

      Our subscriber base continues to grow rapidly. Our operating performance and ability to retain these new customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address increased demands on our customer service, billing and other back-office functions. To successfully increase our number of subscribers, we must:

•	expand the capacity of our network;

•	potentially obtain additional spectrum in some or all of our markets;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets and related accessories to meet subscriber demand.

      Additionally, customer reliance on our customer care functions will increase as we add customers through channels not involving direct face-to-face contact with a sales representative, such as web sales or telesales. We recently outsourced many aspects of our customer care function and cannot be sure that this outsourcing will not heighten these risks.

c.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources and, in some cases, ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

d.	We may face continuing pressure to reduce prices, which could adversely affect operating results.

      Over the past several years, as the intensity of competition among wireless communications providers has increased, we and our competitors have decreased prices or increased service and product offerings, resulting in declining average monthly revenue per subscriber which may continue. Competition in pricing and service and product offerings may also adversely impact customer retention. To the extent we continue to offer more competitive pricing packages, our average monthly revenue per subscriber may continue to decrease, which would adversely affect our results of operations. If this trend continues, it may be increasingly difficult for us to remain competitive. We may encounter further market pressures to:

•	continue to migrate existing customers to lower priced service offering packages;

•	restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

e.	Our digital handsets are more expensive than those of some competitors, which may affect our growth and profitability.

      With the exception of the Blackberry 6510, which is available only from Research in Motion, we currently market multi-function digital handsets only available from one supplier. The higher cost of these handsets, as compared to analog handsets and digital handsets that do not incorporate a similar multi-function capability and are available from multiple suppliers, may make it more difficult or less profitable for us to attract customers. In addition, the higher cost of our handsets requires us to absorb part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability.

f.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      Our network uses scattered, non-contiguous spectrum frequencies. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed its proprietary iDEN technology. We are currently the only national U.S. wireless service provider utilizing iDEN technology, and iDEN handsets are not currently designed to roam onto other domestic wireless networks. The wireless telecommunications industry is experiencing significant technological change, including the deployment of unlicensed spectrum devices. Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service and render iDEN technology obsolete. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless communications technologies could:

•	further segment the user markets, which could reduce the demand for, and competitiveness of, our technology; and

•	reduce the resources devoted by third party suppliers, including Motorola, which supplies all of our current iDEN technology, to developing or improving the technology for our systems.

g.	Our coverage is not as extensive as that of other wireless service providers, which may limit our ability to attract and retain customers.

      Our network does not provide the extensive roaming coverage that is available through some of our competitors. The coverage areas of these other providers include areas where our network, or that of our affiliate Nextel Partners, has not been built or will not be built. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We may not, either alone or together with Nextel Partners, be able to achieve comparable system coverage with some of our competitors. If a sufficient number of customers or potential customers are not willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package, our operating results will be adversely affected.

h.	If our wireless data and Internet services do not perform satisfactorily, our operations and growth could be adversely affected.

      We offer our subscribers access to wireless data and Internet services, marketed under the brand name Nextel Online. Unless these services perform satisfactorily, are utilized by a sufficient number of our subscribers and produce sufficient levels of customer satisfaction, our future results may be adversely affected. Because we have less spectrum than some of our competitors, and because we have elected to defer the deployment of any next generation technology, any wireless data and Internet services that we offer could be significantly limited compared to those services offered by other wireless communications providers.

      Our wireless data and Internet capabilities may not allow us to perform fulfillment and other customer support services more economically or to realize a source of future incremental revenue. Further, our wireless data and Internet capabilities may not counter the effect of increasing competition in our markets and the related pricing pressure on basic wireless voice services or incrementally differentiate us from our competitors. We also may not successfully realize our goals if:

•	we or third party developers fail to develop new applications for our customers;

•	we are unable to offer these new services profitably;

•	these new service offerings adversely affect the performance or reliability of our network; or

•	we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

      Any resulting customer dissatisfaction, or failure to realize cost reductions or incremental revenue, could have an adverse effect on our results of operations, growth prospects and perceived value.

i.	Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

      Based on our current outlook, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and higher speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as next generation. Significant capital requirements would be involved in implementing any next generation technologies. However, we may not have sufficient capital to deploy this technology. There also can be no guarantee that this technology will provide the advantages that we expect. The actual amount of the funds required to finance and implement this technology could significantly exceed management’s estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, network or systems compatibility, equipment unavailability and technological or other complications such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. Finally, as there are several types of next generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we choose to deploy does not gain widespread acceptance or perform as expected, our business may be adversely affected. In addition to the costs associated with a change in technology, we could also incur specified obligations with respect to Nextel Partners if we elect to deploy new technologies (see “— F. Our Strategic Relationships — 2. Nextel Partners”).

j.	If competitors provide comparable two-way walkie-talkie services, we could lose a competitive advantage.

      We differentiate ourselves by providing two-way walkie-talkie services, marketed as Nextel Direct Connect. These services are currently not available through traditional cellular or personal communication services providers, although there have been many recent announcements of competitive push-to-talk products by our U.S. national wireless competitors and small start-up companies, some of whom have the support of large infrastructure vendors. If either personal communication services or cellular operators provide a comparable two-way walkie-talkie service in the future, our competitive advantage could be impaired. Further, some of our competitors have attempted to compete with our Nextel Direct Connect service by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these offerings are perceived as viable substitutes for our Direct Connect service, our business may be adversely affected.

k.	If our roaming partners experience financial or operational difficulties, our customers’ ability to roam onto their networks may be impaired, which could adversely affect our ability to attract and retain customers who roam on those networks.

      Nextel Partners operates a network compatible with ours in numerous mid-sized and tertiary markets. NII Holdings also provides services to our customers through roaming agreements and a cross border spectrum sharing arrangement. If Nextel Partners or NII Holdings experiences financial or operational difficulties, the ability of our customers to roam on their networks may be impaired. In that event, our ability to attract and retain customers who want to access subscribers on Nextel Partners’ portion of the network or NII Holdings’ network may be adversely affected. In addition, in the event of termination of the cross border spectrum sharing arrangement, we may incur additional costs to replace the anticipated benefits from that arrangement.

7.	Government regulations determine how we operate, which could increase our costs and limit our growth and strategy plans.

      The Federal Communications Commission regulates the licensing, operation, acquisition and sale of our business. Future changes in regulation or legislation and Congress’ and the Federal Communications Commission’s continued allocation of additional spectrum for commercial mobile radio services, which include specialized mobile radio, cellular and personal communication services, could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. For example, compliance with regulations requiring us to provide public safety organizations with caller location information will materially increase our cost of doing business to the extent that we are unable to recover some or all of these costs from our customers. Further, if we fail to comply with applicable regulations, we may be subject to sanctions, which may have a material adverse effect on our business. For example, while the Communications Act of 1996 requires that we make products and services accessible to persons with disabilities, Motorola has advised us that these requirements may not be technologically feasible. These regulations also can have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace.

      It is possible that we may face additional regulatory prohibitions or limitations on our services. For example, the California Public Utilities Commission has proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. If these regulations are adopted in California as currently proposed, they would impose significant additional costs on us as well as other wireless carriers. If any new regulations prohibit us from providing planned services, it could be more difficult for us to compete. Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a commercial licensee like us and a public safety licensee, such as a 911 emergency operator.

      Further, some state and local jurisdictions have adopted legislation that could affect our costs and operations in those areas. For example, some jurisdictions such as the State of New York have laws restricting or prohibiting the use of portable communications devices while driving motor vehicles, and federal legislation has been proposed that would affect funding available to states that do not adopt similar legislation. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.

8.	We are susceptible to influence by Motorola, whose interests may conflict with ours.

      Motorola holds a significant block of our outstanding stock and has the ability to exert significant influence over our affairs, as long as it retains specified ownership levels. Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, which compete with some or all of the services we offer. Motorola’s right to nominate two people for election to our board of directors could give them additional leverage if any conflict of interest were to arise.

     9. If Motorola fails to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected.

      Motorola is currently our sole source for most of the network equipment and all of the handsets we use except the Blackberry 6510. If Motorola fails to deliver system infrastructure and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. Furthermore, in the event Motorola determined not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, we may be materially adversely affected. We expect to continue to rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network and handset equipment for the next several years.

      We are also relying on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services. These contemplated enhancements include the development of the 6:1 voice coder software upgrade designed to increase voice capacity and deliver packet data service at higher speeds beginning in 2003, and the expansion of our Direct Connect service to offer our nationwide Direct Connect service. We believe these improvements may be necessary to maintain the competitiveness of our digital network. Any failure of Motorola to deliver these expected improvements would impose significant additional costs on us. However, Motorola may not deliver these improvements within our anticipated timeframe, if at all, or they may not provide the advantages that we expect. We are also relying on Motorola to provide the handset-based location technology solution necessary for us to comply with the Federal Communications Commission’s Enhanced 911 requirements. We are responsible for timely meeting these requirements, whether or not Motorola is able to produce the necessary handsets and infrastructure.

10.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      We have entered into agreements with Motorola that reduce our operational flexibility by limiting our ability to use other technologies that would displace our existing iDEN network. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreement with Motorola requires us to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. This may limit our ability to negotiate with an alternate equipment supplier.

11.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. While the current lawsuits against us have been dismissed by the federal court, the time for appeal has not yet run, and we cannot be sure additional lawsuits will not be filed. We cannot be sure that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency emissions and health concerns.

12.	Our investments in other companies may affect our growth and operating results because we are not in sole control of the enterprise.

      We have entered into arrangements regarding our ownership interests in Nextel Partners and have entered into certain agreements regarding our investment in NII Holdings. We may enter into similar arrangements in the future. These arrangements are subject to uncertainties, including risks that:

•	we do not have the ability to control the enterprises;

•	the other participants at any time may have economic, business or legal interests or goals that are inconsistent with our goals or those of the enterprise;

•	a participant may be unable to meet its economic or other obligations to the enterprise, and we may be required to fulfill some or all of those obligations or restrict the business of the affected enterprise; and

•	in the case of Nextel Partners, we also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in the enterprise.

13.	Our issuance of additional shares of common stock and general conditions in the wireless communications industry may affect the price of our common stock.

      We currently have arrangements in various forms, including options and convertible securities, under which we will issue a substantial number of new shares of our class A common stock. At December 31, 2002, we had commitments to issue 22.2 million shares upon conversion of class A convertible preferred stock (all of which was converted in March 2003), 35.7 million shares upon conversion of class B nonvoting common stock, 50.7 million shares upon conversion of convertible senior notes and zero coupon convertible preferred stock and 92.4 million shares upon exercise of options or in connection with other awards under our incentive equity plan. All of these in the aggregate represent 201 million shares, or 17% of our class A common stock outstanding on December 31, 2002 assuming these shares issuable had been outstanding on that date. In addition, we may elect in some circumstances to issue equity to satisfy obligations otherwise payable in cash or to make acquisitions, and we have and may continue to issue common stock to purchase some of our outstanding securities. An increase in the number of shares of our common stock that are or will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our common stock or convertible securities and adversely affect our stock price. Some of the shares subject to issuance are or may be registered with the Securities and Exchange Commission and thus are or may become freely tradable, without regard to the volume limitations of Rule 144 under the Securities Act of 1933.

14.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to those outlined in the above “Risk Factors” section and elsewhere in this document including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with our contemplated launch of our nationwide Direct Connect service;

•	market acceptance of our new line of Java embedded handsets and service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities.

N. Available Information

      We make available free of charge on or through our Internet website at www.nextel.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Item 2.     Properties

      We currently lease our principal executive and administrative offices, which are located at 2001 and 2003 Edmund Halley Drive, in Reston, Virginia. This facility is about 330,000 square feet, and the lease has an initial term expiring July 10, 2009, with four five-year renewal options. A summary of our major leased facilities as of December 31, 2002 is as follows:

Location	Square feet	Year of Expiration

Reston, Virginia	330,000	2009
Denver, Colorado	114,000	2004
Englewood, Colorado	140,000	2008
Hampton Roads, Virginia	157,000	2009 and 2010
Herndon, Virginia	132,000	2013
McLean, Virginia	129,000	2006
Irvine, California	119,000	2005
Rutherford, New Jersey	116,000	2008
Temple, Texas	109,000	2016
Farmington Hills, Michigan	108,000	2008
Norcross, Georgia	105,000	2005

      None of the expiration dates for these leases disclosed above include the extensions related to the exercise of renewal options. Under our customer relationship management agreement with IBM and Teletech, we have transitioned some of our customer care operations to different locations and have vacated, and expect to vacate or sublease, some of the facilities mentioned above. We also lease smaller office facilities for sales, maintenance and administrative operations in our markets. We have about 300 of these leases in effect at December 31, 2002, generally with terms ranging from 1 to 15 years, not including extensions related to the exercise of renewal options.

      As of December 31, 2002, we also leased facilities for about 55 mobile switching offices. These leases all have at least ten-year initial terms, typically with renewal options, and range between 15,000 and 45,000 square feet. In 2002, we initiated operations in about 210 retail locations and had in place about 420 outlets at December 31, 2002. These kiosks and small store locations typically have leases of less than five years and range from between 150 and 1,700 square feet.

      We lease transmitter and receiver sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 2002, we had about 16,300 constructed sites at leased locations in the United States for our network. We also own properties and a limited number of transmission towers where management considers it advisable.

Item 3.     Legal Proceedings

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss.

      See “— Item 1. Business — F. Our Strategic Relationships — 4. NII Holdings” for a discussion of NII Holdings’ voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

      The following people are serving as our executive officers as of March 27, 2003. These executive officers were elected to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

      Timothy M. Donahue. Mr. Donahue is 54 years old and has served as our Chief Executive Officer since July 1999. Mr. Donahue also has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including Regional President for the Northeast. Mr. Donahue serves as a director of NII Holdings, Nextel Partners and Eastman Kodak Company.

      Paul N. Saleh. Mr. Saleh is 46 years old and has served as Executive Vice President and Chief Financial Officer since September 2001. From June 1999 to August 2001, Mr. Saleh served as Senior Vice President and Chief Financial Officer of Disney International, a subsidiary of The Walt Disney Company. From April 1997 to June 1999, Mr. Saleh served as Senior Vice President and Treasurer of The Walt Disney Company. Prior to joining The Walt Disney Company, Mr. Saleh worked for twelve years with Honeywell Inc., where he was most recently Vice President and Treasurer.

      Morgan E. O’Brien. Mr. O’Brien is 58 years old and has served as Vice Chairman of our board of directors since March 1996. Mr. O’Brien also has been one of our directors since co-founding Nextel in 1987. From 1987 to March 1996, Mr. O’Brien served as Chairman of our board of directors and from 1987 to October 1994, Mr. O’Brien also served as our General Counsel.

      Thomas N. Kelly, Jr. Mr. Kelly is 55 years old, joined us in April 1996 and has served as Executive Vice President and Chief Operating Officer since February 2003. From 1996 to February 2003, Mr. Kelly served as our Executive Vice President and Chief Marketing Officer. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for twelve years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

      Barry J. West. Mr. West is 57 years old, joined us in March 1996 and serves as Executive Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

      Leonard J. Kennedy. Mr. Kennedy is 51 years old and since January 2001 has served as Senior Vice President and General Counsel. From 1995 until January 2001, Mr. Kennedy was a member of the law firm Dow, Lohnes & Albertson, specializing in telecommunications law and regulatory policy.

      William G. Arendt. Mr. Arendt is 45 years old and has served as our Vice President and Controller since joining us in May 1997. From June 1996 until joining us, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a PCS company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation. Previously, Mr. Arendt worked for thirteen years at Ernst & Young LLP.

      Richard S. Lindahl. Mr. Lindahl is 39 years old and has served as our Vice President and Treasurer since May 2002. From August 1997 to May 2002, Mr. Lindahl served us in various capacities, including Assistant Treasurer and Director, Financial Planning & Analysis. Prior to joining us in August 1997, Mr. Lindahl held the position of Vice President, Financial Planning with Pocket Communications.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

A.     Market for Common Stock

      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis, the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated:

	Quarterly Common Stock Price Ranges
	Year Ended December 31,

	2002		2001

Quarter Ended	High	Low	High	Low

March 31	$12.08	$3.35	$38.63	$11.75
June 30	6.75	2.50	20.35	11.19
September 30	8.69	2.57	18.40	7.85
December 31	14.67	6.85	12.31	6.87

B.     Number of Stockholders of Record

      As of March 14, 2003, there were about 3,900 holders of record of our class A common stock. We have the authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of March 14, 2003, there was a single stockholder of record holding all of the 35,660,000 outstanding shares of nonvoting common stock.

C.     Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The indentures governing our public notes and our bank credit agreement and other financing documents prohibit us from paying dividends, except in compliance with specified financial covenants, and limit our ability to dividend cash from the subsidiaries that operate our network to Nextel Communications. While these restrictions are in place, any profits generated by these subsidiaries may not be available to us for payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and fund other financing initiatives. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors that our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future.

D. Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	90,376,546	$21.01	50,851,962
Equity compensation plans not approved by security holders	2,458 (1)	8.98	N/A

Total	90,379,004		50,851,962

(1)	These shares are issuable under an equity compensation plan assumed in connection with our acquisition of Dial Page, Inc. in 1996.

E.     Recent Sales of Unregistered Securities

      During the year ended December 31, 2002, we issued 172 million shares of our class A common stock to existing security holders in connection with the exchange of securities discussed in note 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K. These shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 3(a)(9).

Item 6.     Selected Financial Data

      The table below sets forth selected consolidated financial data for the periods or dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K.

      The information presented below that is derived from our consolidated financial statements includes the consolidated results of NII Holdings through December 31, 2001. On May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 in the amount of $226 million as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation. The following table provides the operating revenues and net loss of NII Holdings included in our consolidated results for 2001 and prior periods, excluding the impact of intercompany eliminations:

	2001	2000	1999	1998

	(in millions)
Operating revenues	$680	$330	$124	$68
Net loss	2,497	417	520	237

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings. Additional information regarding NII Holdings’ restructuring can be found in notes 1, 3, 5, 7 and 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Operating revenues and cost of revenues. Effective January 1, 2000, we adopted the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” Based upon this guidance, we changed our handset and activation revenue and cost recognition policies. Upon adoption of SAB No. 101, we began recognizing handset sales and activation fees as operating revenues on a straight-line basis over the estimated customer relationship period of 3.5 years for domestic sales and periods of up to 4 years for international sales. We recognize the costs of handset sales and activation over the same periods in amounts equivalent to the revenues recognized from handset sales and activation fees. The direct and incremental handset costs in excess of the revenues generated from handset sales are expensed at the time of sale and the activation costs in excess of the revenues generated from activation fees are expensed as incurred as these amounts exceed our minimum contractual revenues. Prior to the adoption of SAB No. 101, we recognized revenues from handset sales and the related costs when title to the handset passed to the customer, and we recognized activation fees upon completion of the activation service and the related activation costs as incurred.

      We have accounted for the adoption of SAB No. 101 as a change in accounting principle and therefore have not restated the financial statements of years prior to 2000. Additional information regarding this accounting change can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Restructuring and impairment charges. The restructuring and impairment charge in 2001 is primarily attributable to NII Holdings and consists of non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1,747 million. Additional information regarding this restructuring charge can be found in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Depreciation and amortization. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets for impairment at least annually. We will continue to amortize intangible assets that have finite lives over their useful lives. Upon adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. Additional information regarding the adoption of SFAS No. 142 as well as a pro forma presentation of our financial results reflecting the adoption of SFAS No. 142 as if it had occurred on January 1, 2000 can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Gain on deconsolidation of NII Holdings. In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses.

      Other income (expense), net. As more fully discussed in note 5 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, other income (expense), net in 2000 includes a $275 million gain realized when NII Holdings exchanged its stock in Clearnet Communications, Inc. for stock in TELUS as a result of the acquisition of Clearnet by TELUS. Other income (expense), net in 2001 includes a $188 million other-than-temporary reduction in the fair value of NII Holdings’ investment in TELUS.

      Income tax provision. As a result of our adoption of SFAS No. 142, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Additional information regarding the adoption of SFAS No. 142 can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Domestic long-term debt and mandatorily redeemable preferred stock. In 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes with a net book value of $1,911 million and $1,258 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock with a net book value of $1,272 million in exchange for 172 million shares of class A common stock valued at $1,197 million and $843 million in cash. Additional information regarding the purchase and retirement of our long-term debt and mandatorily redeemable preferred stock can be found in note 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Effective April 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The adoption of SFAS No. 145 required us to classify gains and losses from extinguishments of debt as other income (expense) rather than as extraordinary items in all periods presented.

      Finance obligation. In December 2002, we sold all of our equity investment in SpectraSite for a de minimus amount. The sale of our equity investment in SpectraSite ended our continuing involvement in SpectraSite for substantially all of our tower leases. Accordingly, we recognized a deferred gain on the sale of these towers to SpectraSite and will account for their leasebacks as operating leases. We reduced our finance obligation by $655 million. Additional information regarding SpectraSite can be found in notes 5 and 7 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA
Operating revenues	$8,721	$7,689	$5,714	$3,786	$2,295
Cost of revenues (exclusive of depreciation included below)	2,516	2,869	2,172	1,579	1,218
Selling, general and administrative	3,039	3,020	2,278	1,672	1,297
Restructuring and impairment charges	35	1,769	—	—	—
Depreciation and amortization	1,595	1,746	1,265	1,004	832

Operating income (loss)	1,536	(1,715)	(1)	(469)	(1,052)
Interest expense, net	(990)	(1,196)	(849)	(782)	(622)
Gain (loss) on retirement of debt, net of debt conversion costs	354	469	(127)	(68)	(133)
Gain on deconsolidation of NII Holdings	1,218	—	—	—	—
Equity in losses of unconsolidated affiliates	(302)	(95)	(152)	(73)	(12)
Other (expense) income, net	(39)	(223)	281	26	(25)
Income tax (provision) benefit	(391)	135	33	28	192

Net income (loss)	1,386	(2,625)	(815)	(1,338)	(1,652)
Gain on retirement of mandatorily redeemable preferred stock	485	—	—	—	—
Mandatorily redeemable preferred stock dividends and accretion	(211)	(233)	(209)	(192)	(149)

Income (loss) available to common stockholders	$1,660	$(2,858)	$(1,024)	$(1,530)	$(1,801)

Earnings (loss) per common share
Basic	$1.88	$(3.67)	$(1.35)	$(2.39)	$(3.23)

Diluted	$1.78	$(3.67)	$(1.35)	$(2.39)	$(3.23)

Weighted average number of common shares outstanding
Basic	884	778	756	639	557

Diluted	966	778	756	639	557

	December 31,

	2002	2001	2000	1999	1998

	(in millions)
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments, including restricted portion	$2,686	$3,801	$4,674	$5,808	$321
Property, plant and equipment, net	8,918	9,274	8,791	6,152	4,915
Intangible assets, net	6,607	5,778	5,671	4,551	4,937
Total assets	21,484	22,064	22,686	18,410	11,573
Domestic long-term debt, capital lease and finance obligations, including current portion	12,550	14,865	12,212	9,954	6,462
Debt of NII Holdings, nonrecourse to and not held by parent	—	1,865	2,519	1,549	1,257
Mandatorily redeemable preferred stock	1,015	2,114	1,881	1,770	1,578
Stockholders’ equity (deficit)	2,846	(582)	2,028	2,574	230

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.     Overview

      The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2002 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not indicate future performance. See Part I, “Item 1. Business — M. Risk Factors — 14. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      We are a leading provider of wireless communications services in the United States. Our service offerings include digital wireless service; Nextel Direct Connect, our long-range digital walkie-talkie service; and wireless data, including email, text messaging and Nextel Online services, which provide wireless access to the Internet, an organization’s internal databases and other applications. Our all-digital packet data network is based on Motorola’s iDEN wireless technology.

      We, together with Nextel Partners, currently serve 197 of the top 200 U.S. markets where 240 million people live or work. We ended 2002 with about 14,900 employees and 10.6 million handsets in service, and we had $8,721 million in operating revenues for the year.

      We owned about 32% of the common stock of Nextel Partners as of December 31, 2002. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population.

      In addition to our domestic operations, as of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings, formerly known as Nextel International. NII Holdings provides wireless communications services primarily in selected Latin American markets. On May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share.

      As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations.

      Additional information regarding NII Holdings’ restructuring can be found in notes 1, 3, 5, 7 and 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

Critical Accounting Policies and Estimates.

      We consider the following accounting policies and estimates to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

      Revenue recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes of use.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years for domestic sales and periods of up to four years for international sales, when title to the handset passes to the customer. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Accordingly, this multiple element arrangement is not accounted for separately. This estimate results in our amortizing an equal amount of revenue and expense over the expected customer relationship period and accordingly does not impact operating income or net income.

      Allowance for doubtful accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $127 million as of December 31, 2002.

      Valuation and recoverability of long-lived assets. Long-lived assets such as property, plant and equipment represented about $8,918 million of our $21,484 million in total assets as of December 31, 2002. Our nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network assets may not be useful for as long as anticipated, we depreciate the remaining book values over the remaining useful lives. We currently calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and network software and 3 to 12 years for non-network internal use software, office equipment and other assets.

      We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

      Valuation and recoverability of intangible assets. Intangible assets with indefinite useful lives represented about $6,496 million of our $21,484 million in total assets as of December 31, 2002. Intangible assets with indefinite useful lives consist of our FCC licenses and goodwill. In 2002, we ceased amortizing these assets, and we performed initial and annual impairment tests of FCC licenses and goodwill as of January 1, 2002 and October 1, 2002, respectively. We concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz licenses by deducting the fair values of our domestic net assets, other than these FCC licenses, from our domestic reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

      We have invested about $350 million in other FCC licenses that are currently not used in our network. We have pledged to exchange these licenses along with other licenses in a proposal filed with the FCC. If we do not exchange these licenses in the future, we have an alternative business plan for use of these licenses. If the alternative business plan is not realized, some or the entire recorded asset could become impaired.

      Recoverability of capitalized software to be sold, leased, or otherwise marketed. As of December 31, 2002, we had capitalized about $53 million in costs for software that will be sold, leased, or otherwise marketed. We begin amortizing costs when the software is ready for its intended use. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or our strategic partners associated with the development and marketing of the software elect not to participate to the extent we expect, our plans could change and some of these assets could become impaired.

      Net operating loss valuation allowance. We have provided a full reserve against our net operating loss carryforwards as of December 31, 2002. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we would expect to realize the benefits of at least some of the net operating loss carryforwards.

B.     Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from activation fees on a straight line basis over the expected customer relationship period of 3.5 years, starting when wireless service is activated.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years for domestic sales and periods of up to four years for international sales, when title to the handset passes to the customer. Therefore, handset revenues in the current period largely reflect the recognition of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Therefore, in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” we do not account for our multiple element arrangement separately.

      Cost of providing wireless service consists primarily of costs to operate and maintain our network, costs of interconnection with local exchange carrier facilities and costs of activation. Costs to operate and maintain our network primarily include direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees and frequency leasing costs. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers and fluctuates in relation to the number of transmitter and receiver sites and switches in service and the related equipment installed at each site. The variable component of interconnection costs, which fluctuates in relation to the level and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. We recognize the cost of activation over the expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from activation fees.

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the costs of handset revenue over the expected customer relationship period of 3.5 years for domestic costs and periods of up to four years for international costs in amounts equivalent to revenues recognized from handset sales. Handset costs in excess of the revenues generated from handset sales, or subsidies, are expensed at the time of sale.

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force and marketing employees, advertising and media program costs and telemarketing.

      General and administrative costs primarily consist of fees paid to outsource billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, information technology, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs.

Selected Domestic Financial and Operating Data.

	For the Years Ended
	December 31,

	2002	2001	2000

Average monthly revenue per handset in service(1)	$70	$71	$74
Handsets in service, end of period (in thousands)(2)(3)	10,612	8,667	6,678
Net handset additions (in thousands)(2)	1,956	1,988	2,163
Transmitter and receiver sites in service, end of period	16,300	15,500	12,700
Net transmitter and receiver sites placed in service	800	2,800	3,900
Switches in service, end of period	84	81	75
System minutes of use (in billions)	73.5	52.5	31.9
Average monthly billable minutes of use per handset	630	565	470

(1)	Average monthly revenue per handset/unit in service, or ARPU, is an industry term that measures service revenues per month from our customers divided by the weighted average number of handsets in commercial service during that month, excluding the impact of test markets such as the Boost

Mobile program. ARPU is not a measurement under accounting principles generally accepted in the United States and may not be similar to ARPU measures of other companies. We believe that ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high value customers. Effective January 1, 2003, the ARPU metric will also include amounts earned under various service and repair programs and cancellation fees.

(2)	Amount excludes the impact of test markets such as the Boost Mobile program.

(3)	In the fourth quarter of 2002, we completed the analysis of our subscriber records after the conversion of our billing system, and we identified non-revenue generating units that were incorrectly introduced into the subscriber base prior to 2002. Therefore, in 2002, we reduced our subscriber base by about 10,500 subscribers, including about 7,000 as of the beginning of the fourth quarter of 2002.

      An additional measurement we use to manage our business is the rate of customer churn. The customer churn rate is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. Churn consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service, usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. A low churn rate is important because customer acquisition costs are generally higher than customer retention costs.

      Our average monthly customer churn rate during 2002 was about 2.1% as compared to about 2.3% during 2001. We attribute the improvement in customer churn to customer retention initiatives that we began implementing in the first quarter of 2001 and have continued into 2003. These initiatives include customer focused programs such as strategic care provided to customers with certain calling attributes and efforts to migrate customers to more optimal service pricing plans. Also, we believe that our customer churn reflects our focus on acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services.

      If general economic conditions worsen, if competitive conditions in the wireless telecommunications industry intensify or if our new handset or service offerings are not well received, we may see declines in demand for our product and service offerings, which may adversely affect our results of operations. See Part I, “Item 1. Business — M. Risk Factors — 14. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

1. Year ended December 31, 2002 vs. year ended December 31, 2001.

      As described in note 1 to our consolidated financial statements appearing at the end of this annual report on Form 10-K, our consolidated results for 2001 include the results of operations of NII Holdings. As further described in note 1, we no longer consolidate NII Holdings, and its 2002 results of operations are accounted for using the equity method.

Service Revenues and Cost of Service.

Consolidated service revenues and cost of service.

      Consolidated service revenues increased from $7,221 million for the year ended December 31, 2001 to $8,186 million for 2002. The $965 million increase in service revenues reflects a $1,611 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $646 million to service revenues in our consolidated results in 2001.

      Consolidated cost of service decreased from $1,499 million for the year ended December 31, 2001 to $1,469 million for 2002. The $30 million decrease in cost of service reflects a $145 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $175 million to cost of service in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic service revenues and cost of service.

Domestic service revenues and cost of service.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$8,186	94%	$6,575	94%	$1,611	25%
Cost of service	1,469	17%	1,324	19%	145	11%

Service gross margin	$6,717		$5,251		$1,466	28%

Service gross margin percentage	82%		80%

      Domestic service revenues. Service revenues increased 25% from the year ended December 31, 2001 to the year ended December 31, 2002. Our service revenues are impacted by both the number of handsets in service (volume) and average monthly revenue per handset in service (rate).

      From a volume perspective, our service revenues increased principally as a result of a 22% increase in handsets in service. The growth in the number of handsets in service from December 31, 2001 to December 31, 2002 is the result of a number of factors, principally:

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

      From a rate perspective, ARPU decreased from about $71 for the year ended December 31, 2001 to about $70 for the year ended December 31, 2002. We attribute the slight decrease in ARPU to:

•	the introduction of more competitive pricing plans in 2002, which provide more minutes of use with a lower monthly access charge to the customer; and

•	increases in credits and adjustments for service discounts or billing disputes as a result of issues experienced by customers during the billing system conversion or changes in billing practices as discussed below; partially offset by

•	the following revenue enhancement initiatives during 2002:

•	in the first quarter of 2002, we began charging many of our customers a fee to recover a portion of the costs associated with government mandated telecommunications services such as E911 and number portability; and

•	in the second quarter of 2002, for many of our customer accounts, we implemented the industry-wide practice of full minute rounding, raised the excess usage rate for some customer accounts and decreased the off-peak hours, which are generally billed at lower rates than peak hours.

      We expect ARPU to drop to the high $60 range in 2003 as competition increases.

      Domestic cost of service. Cost of service increased 11% from the year ended December 31, 2001 to the year ended December 31, 2002, primarily as a result of increased handsets in service and the resulting increased minutes of use. Specifically, we experienced:

•	a 12% increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 4% increase in variable interconnection fees.

      The costs related to the operation and maintenance of our network and fixed interconnection fees increased 12% primarily due to:

•	a 5% increase in the number of transmitter and receiver sites and a 4% increase in switches placed in service and additional network capacity added to existing sites from December 31, 2001 to December 31, 2002; and

•	increases in frequency leasing costs and roaming fees paid to Nextel Partners as our growing subscriber base roamed onto Nextel Partners’ compatible network.

      Variable interconnection fees increased 4% while total system minutes of use increased 40% from the year ended December 31, 2001 to the year ended December 31, 2002, principally due to a 22% increase in the number of handsets in service as well as a 12% increase in the average monthly billable minutes of use per handset over the same period. Our lower variable interconnection cost per minute of use was affected by favorable settlements of rate disputes with our service providers, rate savings achieved through new agreements with long distance providers signed in mid-2001 as well as efforts implemented during the second quarter of 2002 to move long distance traffic to lower cost carriers.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites, switches and capacity to meet our customers’ needs. However, we expect the cost per minute to decline as compared to 2002 due to improvements in network operating efficiencies. Additionally, annual rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transaction with SpectraSite. Further, payments previously classified as a reduction to the financing obligation will now be recorded as operating lease payments. Additional information regarding the SpectraSite lease transactions can be found in notes 5 and 7 to the consolidated financial statements appearing at the end of this annual report on Form 10-K. See also “— D. Liquidity and Capital Resources” and “— E. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”

      Domestic service gross margin. Service gross margin as a percentage of service revenues increased from 80% for the year ended December 31, 2001 to 82% for the year ended December 31, 2002. While the service gross margin has increased in the aggregate, our service gross margin as a percentage of service revenues generally remained flat prior to 2002. During 2002, service gross margin as a percentage of service revenues improved primarily due to a combination of increasing subscriber growth and achievement of economies of scale and network operating efficiencies.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

Consolidated handset and accessory revenues and cost of handset and accessory revenues.

      Consolidated handset and accessory revenues increased from $468 million for the year ended December 31, 2001 to $535 million for 2002. The $67 million increase in handset and accessory revenues reflects a $96 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $29 million to handset and accessory revenues in our consolidated results in 2001.

      Consolidated cost of handset and accessory revenues decreased from $1,370 million for the year ended December 31, 2001 to $1,047 million for 2002. The $323 million decrease in cost of handset and accessory revenues reflects a $167 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $156 million to cost of handset and accessory revenues in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic handset and accessory revenues and cost of handset and accessory revenues.

Domestic handset and accessory revenues and cost of handset and accessory revenues.

      During the year ended December 31, 2002, we recorded $535 million of handset and accessory revenues, an increase of $96 million from the year ended December 31, 2001. During the year ended December 31, 2002, we recorded $1,047 million of cost of handset and accessory revenues, a decrease of $167 million from December 31, 2001. These results are summarized in the table below.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Current period handset and accessory sales	$892	10%	$484	7%	$408	84%
Net effect of SAB No. 101 handset deferrals	(357)	(4)%	(45)	(1)%	(312)	NM

Handset and accessory revenues	535	6%	439	6%	96	22%

Current period cost of handset and accessory sales	1,404	16%	1,259	18%	145	12%
Net effect of SAB No. 101 handset deferrals	(357)	(4)%	(45)	(1)%	(312)	NM

Cost of handset and accessory revenues	1,047	12%	1,214	17%	(167)	(14)%

Handset and accessory gross subsidy	$(512)		$(775)		$263	34%

NM — Not Meaningful

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

	Year Ended
	December 31,
			Change from
SAB No. 101 Effect	2002	2001	Previous Year

	(in millions)
Handset sales deferred	$(715)	$(391)	$(324)
Previously deferred handset sales recognized	358	346	12

Net effect of SAB No. 101 handset deferrals	$(357)	$(45)	$(312)

      Current period handset and accessory sales increased $408 million, or 84%, for the year ended December 31, 2002 compared to 2001. This increase reflects an increase in the number of handsets sold of about 18% and an overall increase in the sales prices of the handsets. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $312 million. The increase in the SAB No. 101 net deferrals reflects increasing revenues from handset sales in 2002 primarily due to increased handset prices.

      Domestic cost of handset and accessory revenues. Reported cost of handset and accessory revenues are influenced by the number of handsets sold, the cost of the handsets sold and the effect of SAB

No. 101. With respect to the cost of handset and accessory revenues, the SAB No. 101 effect is recorded in amounts equivalent to handset revenues deferred and recognized.

	Year Ended
	December 31,
			Change from
SAB No. 101 Effect	2002	2001	Previous Year

	(in millions)
Cost of handset sales deferred	$(715)	$(391)	$(324)
Previously deferred cost of handset sales recognized	358	346	12

Net effect of SAB No. 101 handset deferrals	$(357)	$(45)	$(312)

      Current period cost of handset and accessory sales increased $145 million, or 12%, for the year ended December 31, 2002 compared to 2001. This increase reflects an increase in the number of handsets sold of about 18% partially offset by a slight reduction in the average cost we pay for handsets. This increase in the cost of handset and accessory sales was more than offset by the increase in the SAB No. 101 net deferrals of $312 million.

      Domestic handset and accessory gross subsidy. We generally sell handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers. While we expect to continue the industry practice of selling handsets at prices below cost, we experienced improvements in our handset and accessory gross subsidy during 2002. Handset and accessory gross subsidy decreased 34% from the year ended December 31, 2001 to the year ended December 31, 2002 even though we experienced about an 18% increase in the number of handsets sold. We attribute the improvement in handset and accessory gross subsidy to:

•	increased sales of our feature rich, higher priced and lower subsidy handsets, including the effect of increased handset prices charged to some of our indirect dealers beginning in the second quarter of 2002 in return for higher commissions to be paid to the dealers upon activation of handsets for new subscribers; and

•	a decline in the average cost that we pay for our portfolio of handsets.

See “— Domestic selling and marketing” for a more detailed description of the change in the commission plan.

Selling, General and Administrative Expenses.

Consolidated selling, general and administrative expenses.

      Consolidated selling, general and administrative expenses increased from $3,020 million for the year ended December 31, 2001 to $3,039 million for 2002. The $19 million increase in selling, general and administrative expenses reflects a $464 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $445 million to selling, general and administrative expenses in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic selling, general and administrative expenses.

Domestic selling, general and administrative expenses.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Selling and marketing	$1,543	18%	$1,252	18%	$291	23%
General and administrative	1,496	17%	1,323	19%	173	13%

Selling, general and administrative	$3,039	35%	$2,575	37%	$464	18%

      Domestic selling and marketing. The increase in domestic selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 reflects:

•	a $165 million, or 32%, increase in commissions and residuals earned by indirect dealers and distributors;

•	a $49 million, or 13%, increase in direct sales and marketing payroll and related expenses;

•	a $42 million, or 15%, increase in advertising expenses; and

•	a $35 million, or 37%, increase in other general selling and marketing expenses.

      Indirect dealers and distributors earn commissions for activation of handsets for new subscribers. In addition, we pay some indirect dealers and distributors residuals to encourage ongoing customer support and to promote handset sales to high value customers who are more likely to generate higher monthly service revenues and less likely to deactivate service. The increase in dealer commissions is primarily attributable to higher commissions earned by dealers on activations of higher priced handsets beginning in the second quarter of 2002. As of December 31, 2002, these higher commissions paid to dealers have substantially offset the impact of the revenues from the higher priced handsets. The remaining increase is primarily related to increasing dealer residuals along with increasing dealer commissions designed to motivate the activation of new handsets and sales of data applications.

      The increase in sales and marketing payroll and related expenses is primarily associated with additional employees hired for our Nextel stores. During 2002, we opened an additional 210 Nextel stores and had about 420 retail locations as of December 31, 2002.

      Advertising expenses have increased due to our marketing campaigns, including sports-related sponsorships and television commercials directed at increasing brand awareness, as well as promoting our differentiated services, including Nextel Direct Connect and Nextel Online. In addition, advertising expenses in 2002 include costs related to the launch of the Boost Mobile program.

      Other general selling and marketing expenses increased primarily due to additional facilities costs related to opening new Nextel stores.

      Domestic general and administrative. The increase in general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002, reflects:

•	a $97 million, or 19%, increase in expenses related to billing, collection, customer retention and customer care activities;

•	a $5 million, or 2%, increase in bad debt expense; and

•	a $71 million, or 15%, increase in personnel, facilities and general corporate expenses.

      Billing, collection, customer retention and customer care related costs increased due to the costs to support a larger customer base, including increased postage costs, as well as costs associated with the implementation of our new billing and customer care system in 2002. However, these costs are increasing at a slower rate than our customer growth rate in part due to cost savings we are realizing as a result of outsourcing many aspects of our customer care function.

      Although bad debt expense increased $5 million from the year ended December 31, 2001 to the year ended December 31, 2002, it decreased as a percentage of domestic operating revenues from 4.7% in 2001 to 3.8% in 2002. The decrease in bad debt expense as a percentage of operating revenues reflects the results of several initiatives we put in place, including strengthening our credit policies and procedures specifically in the area of compliance with our deposit policy, an increase in our collections staff, limits on the account sizes for designated high risk accounts, the suspension of accounts earlier than in the past and the implementation of new credit and collections software tools which enable us to better screen and monitor the credit quality and delinquency levels of our customers.

      Personnel, facilities and general corporate expenses increased primarily as a result of increases in headcount, professional fees and other expenses relating to our public safety and technology and product development initiatives, and employee compensation costs.

      We expect the aggregate amount of domestic selling, general and administrative expenses to continue to increase in the future as a result of a number of factors, including but not limited to:

•	increased marketing and advertising in connection with advertising campaigns designed to increase brand awareness in our markets;

•	increased costs associated with expanding our retail operations by opening additional Nextel stores; and

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities and bad debt; partially offset by

•	savings expected from our outsourcing arrangements, our billing and customer care system and obtaining an increasing percentage of sales from our customer convenient channels.

      We expect our information and technology outsourcing arrangement will result in about $140 million of reduced costs over a five-year period relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement will result in more than $1,000 million of reduced costs over an eight-year period relative to our run-rate in 2001. Our actual experience through December 31, 2002 indicates that we are beginning to realize these cost savings. While we believe our aggregate customer care related costs will continue to increase due to our anticipated subscriber growth, we believe these increases will be less than we would have experienced without the outsourcing arrangement.

     Depreciation and Amortization.

            Consolidated depreciation and amortization.

      Consolidated depreciation increased from $1,508 million for the year ended December 31, 2001 to $1,541 million for 2002. The $33 million increase in depreciation reflects a $204 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $171 million to depreciation in our consolidated results in 2001.

      Consolidated amortization decreased from $238 million for the year ended December 31, 2001 to $54 million for 2002. The $184 million decrease in amortization reflects a $121 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $63 million to amortization in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic depreciation and amortization expense.

          Domestic depreciation and amortization.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,541	17%	$1,337	19%	$204	15%
Amortization	54	1%	175	2%	(121)	(69)%

Depreciation and amortization	$1,595	18%	$1,512	21%	$83	5%

      The $204 million increase in depreciation expense from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily the result of a 5% increase in transmitter and receiver sites in service and a 4% increase in switches in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. Additionally, depreciation increased as a result of our shortening the useful lives of some of our network assets in the fourth quarter of 2001 in response to technology upgrades. We periodically review the useful lives of our fixed assets as circumstances warrant, and it is possible that depreciation expense may increase in future periods. Depreciation expense recorded in a period can be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets which generally have much shorter depreciable lives as compared to network assets.

      The $121 million decrease in amortization expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and FCC licenses effective January 1, 2002.

Consolidated Restructuring and Impairment Charges, Interest and Other.

			Change from
	Year Ended December 31,		Previous Year

	2002	2001	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$(35)	$(1,769)	$1,734	98%
Interest expense	(1,048)	(1,403)	355	25%
Interest income	58	207	(149)	(72)%
Gain on retirement of debt, net of debt conversion costs	354	469	(115)	(25)%
Gain on deconsolidation of NII Holdings	1,218	—	1,218	NM
Equity in losses of unconsolidated affiliates	(302)	(95)	(207)	NM
Foreign currency transaction losses, net	—	(70)	70	—
Realized gain on investment	—	47	(47)	NM
Reduction in fair value of investment, net	(37)	(188)	151	80%
Other, net	(2)	(12)	10	83%
Income tax (provision) benefit	(391)	135	(526)	NM
Income (loss) available to common stockholders	1,660	(2,858)	4,518	158%

NM — Not Meaningful

     In January 2002, we announced a five-year information technology outsourcing agreement with EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to facilities we planned to vacate net of estimated sublease income.

      In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, NII Holdings recorded non-cash pre-tax asset impairment charges and pre-tax restructuring and other charges of about $1,747 million in 2001. In May 2001, we recorded a $22 million restructuring charge to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. For more detailed information, see note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Consolidated interest expense decreased from $1,403 million for the year ended December 31, 2001 to $1,048 million for 2002. The $355 million decrease in interest expense reflects a $91 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $300 million to interest expense in our consolidated results in 2001, offset by a $36 million elimination included in our consolidated results in 2001. The $91 million decrease in domestic interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily relates to:

•	a $140 million decrease due primarily to a reduction in the weighted average interest rates related to our bank credit facility from 6.9% during the year ended December 31, 2001 to 4.7% during the year ended December 31, 2002; partially offset by

•	a $36 million decrease in capitalized interest due to a decrease in our capital expenditures as well as the reduction in our average interest rates;

•	a $10 million increase due to the changes in fair values of our interest rate swaps; and

•	a $3 million increase primarily related to the retirement of our senior notes, as discussed below.

      Interest expense related to our senior notes increased from the year ended December 31, 2001 to the year ended December 31, 2002 primarily due to the issuance of our 9.5% senior notes in February 2001 and our 6% convertible senior notes in May 2001, partially offset by the retirement of $1,928 million in aggregate principal amount of our senior notes during 2002. As of December 31, 2001, we had outstanding domestic long-term debt of $13,864 million. Due principally to repurchases of these securities, as of December 31, 2002, we had outstanding domestic long-term debt of $12,278 million.

      Consolidated interest income decreased from $207 million for the year ended December 31, 2001 to $58 million for 2002. The $149 million decrease in interest income reflects a $172 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $13 million to interest income in our consolidated results in 2001, offset by a $36 million elimination included in our consolidated results in 2001. The $172 million decrease in interest income from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a general decrease in interest rates as well as lower average cash and short-term investments balances in 2002.

      The gain on retirement of debt, net of debt conversion costs in 2002 relates to the purchase and retirement of some of our senior notes during 2002. The gain on retirement of debt during 2001 relates to Nextel Communications’ purchase of some of NII Holdings’ senior notes in August 2001.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses.

      The $302 million equity in losses of unconsolidated affiliates for the year ended December 31, 2002 include:

•	a $226 million loss representing our share of NII Holdings’ pre-emergence results through May 2002;

•	a $16 million gain representing our share of NII Holdings’ post-emergence results from November to December 2002; and

•	a $92 million loss representing our share of Nextel Partners’ 2002 results.

      The $95 million equity in losses of unconsolidated affiliates for the year ended December 31, 2001 is primarily due to our losses attributable to our equity method investment in Nextel Partners.

      The foreign currency transaction loss in 2001 is attributable to the inclusion of our international operations in our consolidated results in 2001.

      The realized gain on investment in 2001 primarily consists of a $42 million gain related to the sale of NII Holdings’ investment in TELUS.

      During 2002, we recognized a $37 million reduction in the fair value of our investment in SpectraSite, as we determined the decline in fair value of this investment to be other-than-temporary. During 2001, NII Holdings recognized a $188 million reduction in fair value of its investment in TELUS, as NII Holdings determined the decline in fair value of this investment to be other-than-temporary.

      The increase in the income tax provision in 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as a result of which we incurred non-cash charges of $386 million to the income tax provision. For more detailed information, see notes 1 and 10 to our consolidated financial statements appearing at the end of this annual report on Form 10-K. We have provided a full reserve against our net operating loss carryforwards as of December 31, 2002. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we will realize the benefits of at least some of the net operating loss carryforwards.

2.	Year ended December 31, 2001 vs. year ended December 31, 2000.

Service Revenues and Cost of Service.

Consolidated service revenues and cost of service.

      Consolidated service revenues increased from $5,297 million for the year ended December 31, 2000 to $7,221 million for 2001. The $1,924 million increase in service revenues reflects a $1,586 million increase attributable to our domestic operations as discussed below and a $342 million increase attributable to our international operations, offset by a $4 million increase in intercompany eliminations.

      Consolidated cost of service increased from $1,071 million for the year ended December 31, 2000 to $1,499 million for 2001. The $428 million increase in cost of service reflects a $333 million increase attributable to our domestic operations as discussed below and a $99 million increase attributable to our international operations, offset by a $4 million increase in intercompany eliminations.

Domestic service revenues and cost of service.

		% of		% of	Changes from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

			(dollars in millions)
Service revenues	$6,575	94%	$4,989	93%	$1,586	32%
Cost of service	1,324	19%	991	18%	333	34%

Service gross margin	$5,251		$3,998		$1,253	31%

Service gross margin percentage	80%		80%

      Domestic service revenues. Service revenues increased 32% from the year ended December 31, 2000 to the year ended December 31, 2001. Our service revenues are impacted by both the number of handsets in service (volume) and average monthly revenue per handset in service (rate).

      From a volume perspective, our service revenues increased principally as a result of a 30% increase in handsets in service. The growth in the number of handsets in service from December 31, 2000 to December 31, 2001 is the result of a number of factors, principally:

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	our differentiated products and services, including Nextel Direct Connect and Nextel Online;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	aggressive handset pricing promotions and increased handset choices;

•	increased sales force and marketing staff and selling efforts targeted at specific vertical markets; and

•	improved quality of service.

      From a rate perspective, ARPU decreased from about $74 for the year ended December 31, 2000 to about $71 for the year ended December 31, 2001. We attribute the decrease in ARPU to the introduction of more competitive pricing plans providing more minutes of use at a lower price to the subscriber. These plans typically included a fixed amount of interconnect minutes combined with an unlimited or fixed amount of Nextel Direct Connect service, unlimited Nextel Online services, free incoming calls or free long distance service, all for a stated package price.

      Domestic cost of service. Cost of service increased 34% from the year ended December 31, 2000 to the year ended December 31, 2001, primarily as a result of a 68% increase in costs incurred related to variable interconnect fees on higher minutes of use and a 31% increase in costs incurred related to direct switch and transmitter and receiver site costs including rent, utility and fixed interconnection costs. Total system minutes of use grew 65% from the year ended December 31, 2000 to the year ended December 31, 2001 principally due to the larger number of handsets in service as well as a 20% increase in average monthly minutes of use per subscriber in 2001 compared to 2000. The direct switch and transmitter and receiver site costs increased primarily due to a 22% increase in transmitter and receiver sites and related equipment and an 8% increase in the number of switches we placed in service from December 31, 2000 to December 31, 2001.

      Domestic service gross margin. Service gross margin as a percentage of service revenues remained flat at 80% for each of the years ended December 31, 2000 and December 31, 2001.

International service revenues and cost of service.

		% of		% of	Changes from
	Year Ended	International	Year Ended	International	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$651	96%	$309	94%	$342	111%
Cost of service	180	26%	81	25%	99	122%

Service gross margin	$471		$228		$243	107%

Service gross margin percentage	72%		74%

      International service gross margin. International service gross margin increased 107% from the year ended December 31, 2000 to the year ended December 31, 2001. While the international service gross margin has increased in the aggregate, the international service gross margin as a percentage of international service revenues has decreased due to the introduction of competitive pricing plans, an increase in costs related to variable interconnect fees on significantly increased minutes of use and an increase in site ground lease and utility expenses incurred due to a 52% increase in the number of international transmitter and receiver sites placed in service by NII Holdings from December 31, 2000 to December 31, 2001.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

Consolidated handset and accessory revenues and cost of handset and accessory revenues.

      Consolidated handset and accessory revenues increased from $417 million for the year ended December 31, 2000 to $468 million in 2001. The $51 million increase in handset and accessory revenues reflects a $43 million increase attributable to our domestic operations as discussed below, and an $8 million increase attributable to our international operations.

      Consolidated cost of handset and accessory revenues increased from $1,101 million for the year ended December 31, 2000 to $1,370 million in 2001. The $269 million increase in cost of handset and accessory revenues reflects a $214 million increase attributable to our domestic operations as discussed below and a $55 million increase attributable to our international operations. The following section provides a more detailed analysis of our domestic handset and accessory revenues and cost of handset and accessory revenues.

Domestic handset and accessory revenues and cost of handset and accessory revenues.

      During the year ended December 31, 2001, we recorded $439 million of handset and accessory revenues, an increase of $43 million over 2000. During the year ended December 31, 2001, we recorded $1,214 million of cost of handset and accessory revenues, an increase of $214 million over 2000. These results are summarized in the table below.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Current period handset and accessory sales	$484	7%	$424	8%	$60	14%
Net effect of SAB No. 101 handset deferrals	(45)	(1)%	(28)	(1)%	(17)	(61)%

Handset and accessory revenues	439	6%	396	7%	43	11%

Current period cost of handset and accessory sales	1,259	18%	1,028	19%	231	22%
Net effect of SAB No. 101 handset deferrals	(45)	(1)%	(28)	(1)%	(17)	(61)%

Cost of handset and accessory revenues	1,214	17%	1,000	18%	214	21%

Handset and accessory gross subsidy	$(775)		$(604)		$(171)	(28)%

NM — Not Meaningful

     Domestic handset and accessory revenues. Reported handset and accessory revenues are influenced by the number of handsets sold, the sales prices of the handsets sold and the effect of SAB No. 101, which requires that handset revenue generated from sales to customers be spread over the estimated life of the customer relationship period rather than recording all handset revenue at the time of sale. The effect of SAB No. 101 in the table above was the net effect of current period sales being deferred to future periods, offset by the benefit of handset sales deferred in previous periods that were being recognized as revenue.

	Year Ended
	December 31,
			Change from
SAB No. 101 Effect	2001	2000	Previous Year

	(in millions)
Handset sales deferred	$(391)	$(322)	$(69)
Previously deferred handset sales recognized	346	294	52

Net effect of SAB No. 101 handset deferrals	$(45)	$(28)	$(17)

      Current period handset and accessory sales increased $60 million for the year ended December 31, 2001 compared to 2000. This increase reflected an increase in the number of handsets sold to new and existing customers, including sales of new feature rich and higher priced handsets primarily in the second half of 2001. Due to the competitive environment, this increase was partially offset by continued reliance on various customer inducements, including reductions in the sales prices of handset models and volume-based handset promotions. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $17 million. The increase in the SAB No. 101 net deferrals reflected increasing revenues from handset sales in 2001 primarily due to increased handset prices.

      Domestic cost of handset and accessory revenues. Reported cost of handset and accessory revenues are influenced by the number of handsets sold, the cost of the handsets sold and the effect of SAB No. 101. With respect to the cost of handset and accessory revenues, the SAB No. 101 effect is recorded in amounts equivalent to handset revenues deferred and recognized.

	Year Ended
	December 31,
			Change from
SAB No. 101 Effect	2001	2000	Previous Year

	(in millions)
Cost of handset sales deferred	$(391)	$(322)	$(69)
Previously deferred cost of handset sales recognized	346	294	52

Net effect of SAB No. 101 handset deferrals	$(45)	$(28)	$(17)

      Current period cost of handset and accessory sales increased $231 million for the year ended December 31, 2001 compared to 2000. This increase reflected an increase in the number of handsets sold, and to a lesser extent, the increase in the percentage of higher cost handsets sold, partially offset by the increase in the SAB No. 101 net deferrals of $17 million.

      Domestic handset and accessory gross subsidy. We generally sell handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers. Handset and accessory gross subsidy increased 28% from the year ended December 31, 2000 to 2001 due to the increased number of handsets sold and to the higher costs of our handsets.

International handset and accessory revenues and cost of handset and accessory revenues.

		% of		% of	Changes from
	Year Ended	International	Year Ended	International	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Handset and accessory revenues	$29	4%	$21	6%	$8	38%
Cost of handset and accessory revenues	156	23%	101	31%	55	54%

Handset and accessory gross subsidy	$(127)		$(80)		$(47)	(59)%

      International handset and accessory gross subsidy. International handset and accessory gross subsidy increased 59% from the year ended December 31, 2000 to the year ended December 31, 2001 primarily due to the increase in handsets sold primarily in Mexico and Brazil, partially offset by a decrease in the average cost NII Holdings paid for the handsets sold.

     Selling, General and Administrative Expenses.

Consolidated selling, general and administrative expenses.

      Consolidated selling, general and administrative expenses increased from $2,278 million for the year ended December 31, 2000 to $3,020 million for 2001. The $742 million increase in selling, general and administrative expenses reflects a $576 million increase attributable to our domestic operations as discussed below, a $163 million increase attributable to our international operations and a $3 million increase in intercompany eliminations. The following section provides a more detailed analysis of our domestic selling, general and administrative expenses.

Domestic selling, general and administrative expenses.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Selling and marketing	$1,252	18%	$1,002	19%	$250	25%
General and administrative	1,323	19%	997	18%	326	33%

Selling, general and administrative	$2,575	37%	$1,999	37%	$576	29%

      Domestic selling and marketing. The increase in domestic selling and marketing expenses from the year ended December 31, 2000 to the year ended December 31, 2001 primarily reflects increased costs incurred in connection with growing our customer base, including:

•	a $90 million, or 49%, increase in advertising expenses due to aggressive marketing campaigns, including sports-related sponsorships and television commercials directed at increasing brand awareness, as well as promoting our differentiated services, including the enhancements being made to Nextel Direct Connect and Nextel Online;

•	a $74 million, or 17%, increase in commissions and residuals earned by indirect dealers and distributors as a result of increased handset sales through these channels;

•	a $62 million, or 20%, increase in sales and marketing payroll and related expenses, including costs associated with our Nextel stores acquired and opened in 2001 and increased commissions attributable to increased volume through our direct distribution channels; and

•	a $24 million increase in other general marketing expenses, including $10 million in facilities costs related to our Nextel stores acquired and opened in 2001.

      Domestic general and administrative. Domestic general and administrative expenses increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily as a result of activities to support a larger customer base, specifically:

•	a $166 million, or 102%, increase in bad debt expense, which has increased as a percentage of domestic operating revenues primarily due to the impact of a slowing economy and aggressive promotions in late 2000 and early 2001 to less creditworthy customers;

•	a $145 million, or 39%, increase in expenses related to billing, collection, customer retention and customer care activities, including the costs associated with our fifth customer care center which commenced operations in January 2001 and our sixth customer care center which commenced operations in July 2001, as well as costs associated with the implementation of our billing and customer care system, which was put into production in 2002; and

•	a $15 million increase in personnel, facilities and general corporate expenses.

International selling, general and administrative expenses.

		% of		% of	Change from
	Year Ended	International	Year Ended	International	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Selling and marketing	$210	31%	$143	43%	$67	47%
General and administrative	234	34%	138	42%	96	70%

Selling, general and administrative	$444	65%	$281	85%	$163	58%

      International selling, general and administrative expenses. The $67 million increase in international selling and marketing expenses from the year ended December 31, 2000 to the year ended December 31, 2001 is primarily attributable to increased commissions from higher levels of handset sales in Mexico and increased advertising in Mexico. The $96 million increase in international general and administrative expenses from the year ended December 31, 2000 to the year ended December 31, 2001 is primarily due to an increase in billing and customer care, information technology, facilities and other general corporate expenses to support a growing customer base. Additionally, international bad debt expense increased $25 million, or 156%, from the year ended December 31, 2000 to the year ended December 31, 2001, largely in Brazil and Mexico.

Depreciation and Amortization.

Consolidated depreciation and amortization.

      Consolidated depreciation increased from $1,063 million for the year ended December 31, 2000 to $1,508 million for 2001. The $445 million increase in depreciation reflects a $392 million increase attributable to our domestic operations as discussed below, and a $53 million increase attributable to our international operations.

      Consolidated amortization increased from $202 million for the year ended December 31, 2000 to $238 million for 2001. The $36 million increase in amortization reflects a $16 million increase attributable to our domestic operations as discussed below, and a $20 million increase attributable to our international operations. The following section provides a more detailed analysis of our domestic depreciation and amortization expense.

Domestic depreciation and amortization.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,337	19%	$945	18%	$392	41%
Amortization	175	2%	159	3%	16	10%

Depreciation and amortization	$1,512	21%	$1,104	21%	$408	37%

      Depreciation increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in existing domestic markets primarily to enhance the coverage and capacity of our network. During the fourth quarter of 2001, we shortened the useful lives of some assets located in the information technology data center and the customer care locations as a result of our customer care and information technology outsourcing arrangements. We also changed the lives of some network assets. We recorded an additional $21 million, or $0.03 per share, in depreciation expense for the fourth quarter of 2001 as a result of these changes in estimates.

      The increase in amortization during 2001 is primarily attributable to domestic licenses acquired in auctions in late 2000 as well as acquisitions occurring in 2001.

International depreciation and amortization.

		% of		% of	Change from
	Year Ended	International	Year Ended	International	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$171	25%	$118	36%	$53	45%
Amortization	63	9%	43	13%	20	47%

Depreciation and amortization	$234	34%	$161	49%	$73	45%

      International depreciation increased from the year ended December 31, 2000 to the year ended December 31, 2001 primarily as a result of placing into service, as well as modifying, additional switches and transmitter and receiver sites in international markets primarily to enhance the coverage and capacity NII Holdings’ networks.

      The increase in international amortization in 2001 is primarily attributable to international acquisition activities completed during the second half of 2000.

Consolidated Restructuring and Impairment Charges, Interest and Other.

	Year Ended		Change from
	December 31,		Previous Year

	2001	2000	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$(1,769)	$—	$(1,769)	—
Interest expense	(1,403)	(1,245)	(158)	(13)%
Interest income	207	396	(189)	(48)%
Gain (loss) on retirement of debt, net of debt conversion costs	469	(127)	596	NM
Equity in losses of unconsolidated affiliates	(95)	(152)	57	38%
Foreign currency transaction losses, net	(70)	(25)	(45)	(180)%
Realized gain on investment, net	47	275	(228)	(83)%
Reduction in fair value of investment	(188)	—	(188)	—
Other, net	(12)	31	(43)	NM
Income tax benefit	135	33	102	NM
Loss attributable to common stockholders	(2,858)	(1,024)	(1,834)	(179)%

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

      During the third quarter of 2001, following NII Holdings’ review of the economic conditions, operating performance and other relevant factors in the Philippines, NII Holdings decided to discontinue funding to its Philippine operating company. In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, NII Holdings recorded non-cash pre-tax asset impairment charges and pre-tax restructuring and other charges of about $1,747 million in 2001, consisting of write-offs of property, plant and equipment of $1,089 million, licenses of $476 million, goodwill of $144 million, intangible and other assets of $32 million and restructuring charges of $6 million. For more detailed information, see note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

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

      The gain on retirement of debt in 2001 relates to our purchase of some of NII Holdings’ senior notes during the third quarter of 2001. While these notes were held by Nextel Communications and remained outstanding obligations of NII Holdings, a gain was recognized in our consolidated financial statements in accordance with generally accepted accounting principles. The loss on retirement of debt, net of debt conversion costs in 2000 relates to the early retirement of some of our senior notes during the first quarter of 2000.

      The decrease in equity in losses of unconsolidated affiliates from the year ended December 31, 2000 to the year ended December 31, 2001 is due to $3 million of decreased losses attributable to our equity method investment in Nextel Partners. The remaining decrease is attributable to NII Holdings’ Philippine affiliate, which we began consolidating in the third quarter of 2000, and to NII Holdings’ Japanese investment, which was written off in the fourth quarter of 2000.

      The foreign currency transaction loss in 2001 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar as a result of the economic environment in both Brazil and Argentina. During the third quarter of 2001, NII Holdings recorded a translation adjustment of $11 million as part of the cumulative translation adjustment related to intercompany loans between a subsidiary of NII Holdings and its Brazilian operating company as a result of NII Holdings’ determination that these intercompany loans were of a long-term investment nature. Prior to August 2001, the effect of exchange rate changes on these intercompany loans was reported as foreign currency transaction losses in our consolidated statements of operations. The foreign currency transaction loss in 2000 is primarily attributable to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar in the fourth quarter of 2000.

      The realized gain on investment in 2000 resulted from the exchange of NII Holdings’ stock in Clearnet for stock in TELUS as a result of the acquisition of Clearnet by TELUS in October 2000. On September 30, 2001, NII Holdings recognized a $188 million reduction in fair value of its investment in TELUS, as NII Holdings determined the decline in fair value of this investment to be other-than-temporary. The realized gain on investment in 2001 primarily consists of a $42 million gain related to the sale of NII Holdings’ investment in TELUS in the fourth quarter.

      The increase in the income tax benefit from the year ended December 31, 2000 to December 31, 2001 is primarily attributable to the write-off of deferred tax liabilities related to NII Holdings’ asset impairment charges in 2001.

C.     Related Party Transactions

      Motorola. We have had and expect to continue to have significant transactions with Motorola. As of March 14, 2003, Motorola was the beneficial owner of about 8% of our class A common stock, assuming the conversion of shares of our class B nonvoting common stock, all of which is owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole provider of the iDEN infrastructure equipment and all the handsets except the Blackberry 6510 used throughout our markets. We paid Motorola about $2,314 million during 2002 for these goods and services and net payables to Motorola were $225 million at December 31, 2002. We also work closely with Motorola to improve existing products and develop new technologies for use in our network such as Nationwide Direct Connect. We rely on Motorola for network maintenance and enhancements. See Part I, “Item 1. Business — D. Our Network and Technology” and “— F. Our Strategic Relationships — 1. Motorola.”

      Nextel Partners. In 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola and Eagle River Investments, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners operates a network utilizing the iDEN technology used in our network under the Nextel brand name. The certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. Subject to certain limitations, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008. We owned about 32% of the common stock of Nextel Partners as of December 31, 2002.

      Under a roaming agreement between one of our wholly owned subsidiaries and a wholly owned subsidiary of Nextel Partners, we were charged $40 million during 2002 for our customers roaming on Nextel Partners’ network, net of roaming revenues earned. One of our wholly owned subsidiaries provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $52 million in 2002, which we recorded as a reduction to cost of service. We charged Nextel Partners $6 million in 2002 for administrative services provided under a transition services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We had a net receivable due from Nextel Partners of $16 million as of December 31, 2002.

      Mr. Donahue is a director of Nextel Partners. See Part I, “Item 1. Business — F. Our Strategic Relationships — 2. Nextel Partners.”

      NII Holdings. On November 12, 2002, NII Holdings reorganized under Chapter 11 of the U.S. Bankruptcy Code. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      On December 31, 2001, NII Holdings’ Argentine operating company failed to make principal payments on its $108 million Argentine credit facilities, and on February 1, 2002, NII Holdings failed to make a $41 million interest payment on its $650 million aggregate principal amount 12.75% senior notes, resulting in defaults under these facilities, as well as under its $382 million of vendor financing facilities with Motorola Credit Corporation due to cross-default provisions. NII Holdings decided not to make these payments as part of the cash preservation process undertaken to restructure its debts and implement a revised business plan.

      In May 2002, NII Holdings reached an agreement in principle with its main creditors to restructure its outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While NII Holdings, Inc., the U.S. parent company, operated as a debtor-in-possession under the Bankruptcy Code, its non-U.S. subsidiaries continued providing continuous wireless communication services in the ordinary course of business. On October 28, 2002, the Bankruptcy Court confirmed NII Holdings’ plan of reorganization and on November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share. This included the $857 million aggregate principal amount of notes of NII Holdings that we purchased in August 2001. NII Holdings reinstated in full its

$325 million of outstanding equipment financing owed to Motorola Credit, subject to deferrals of principal amortization and some structural modifications. NII Holdings also repaid the outstanding principal balance, together with accrued interest, due under its $57 million incremental financing facility owed to Motorola Credit using restricted cash held in escrow, which amount will be available for borrowing under some circumstances. The Argentine credit facility was retired in exchange for a $5 million payment and the issuance of 400,000 shares of NII Holdings’ new class A common stock.

      The reorganization of NII Holdings included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed about $51 million in cash of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. We allocated the $51 million investment between the debt and equity instruments based upon their relative fair values. This resulted in a carrying value of $37 million for the debt and a carrying value of $14 million for the 5.7 million shares of NII Holdings’ new class A common stock. Our allocation was performed in the same manner as and is consistent with NII Holdings’ allocation. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million, in settlement of the old NII Holdings senior notes held by us and other claims. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement, $25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement.

      As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 as equity in losses of unconsolidated affiliates as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings.

      Upon NII Holdings’ emergence from bankruptcy, we entered into a revised overhead services agreement with NII Holdings under which we provide certain administrative, engineering and technical information technology and marketing services for agreed upon service fees. During 2002, we charged NII Holdings $2 million for services provided under both the original and revised overhead services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. Under roaming agreements between one of our wholly owned subsidiaries and wholly owned subsidiaries of NII Holdings, we were charged $7 million during 2002 for our subscribers roaming on NII Holdings’ networks, net of roaming revenues earned of $1 million for NII Holdings’ subscribers roaming on our network. We recorded the roaming revenues we earned from NII Holdings as service revenues and we recorded the roaming expenses we were charged as cost of service. We have a net receivable due from NII Holdings of $1 million as of December 31, 2002.

      Mr. Donahue is a director of NII Holdings.

      XO Communications. During 2002, two members of our board of directors served on the board of directors of XO Communications, Inc. Additionally, Mr. McCaw held rights to shares representing a majority of the voting interest of XO Communications. As a result of XO Communications’ reorganization under Chapter 11 of the U.S. Bankruptcy Code, Mr. McCaw no longer holds these voting interests. We are a party to a multi-year agreement with XO Communications under which it provides us with telecommunications services. We paid $70 million to XO Communications during 2002 for telecommunications services.

D.     Liquidity and Capital Resources

      As of December 31, 2002, we had total liquidity of $4.1 billion available to fund our operations including $2.7 billion of cash, cash equivalents and short-term investments and about $1.4 billion available under the revolving loan commitment of our bank credit facility. Until the fourth quarter of 2002, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our network has more than offset our cash flows provided by operating activities. For the year ended December 31, 2002, total cash provided by operating activities exceeded cash flows used in investing activities by $287 million as compared to a deficit of $2,383 million for the same period in 2001. We have historically used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Year Ended		Change from
	December 31,		Previous Year

	2002	2001	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$2,523	$1,129	$1,394	123%
Cash used in investing activities	(2,236)	(3,512)	1,276	36%
Cash (used in) provided by financing activities	(922)	2,256	(3,178)	(141)%

      Net cash provided by operating activities for the year ended December 31, 2002 improved by $1,394 million over the same period in 2001 primarily reflecting the improved performance of our domestic operations from our achievement of certain economies of scale and from the growth in our domestic customer base.

      Net cash used in investing activities for the year ended December 31, 2002 decreased by $1,276 million over the same period in 2001 due to:

•	a $1,555 million decrease in cash paid for capital expenditures; and

•	a $585 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; offset by

•	a $474 million decrease in net cash proceeds from maturities and sales of short-term investments;

•	a $250 million decrease in cash and cash equivalents as a result of the deconsolidation of NII Holdings; and

•	a $140 million decrease in proceeds from sales of investments.

      Capital expenditures to fund the continued enhancement of our network to provide greater capacity continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures include payments made during the period for capital expenditures that were accrued at the beginning of the period and included in capital expenditures during the prior year. Cash payments for capital expenditures totaled $1,863 million for the year ended December 31, 2002 and $3,418 million (including $645 million of international capital expenditures) for the year ended December 31, 2001. Domestic capital expenditures decreased primarily due to a 71% decrease in the number of transmitter and receiver sites placed into service during the year ended December 31, 2002 as compared the same period in 2001. We attribute this decrease primarily to several factors, including:

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets;

•	improved spectrum position which allows us to add more capacity to existing transmitter and receiver sites rather than building additional sites;

•	technological advances in network equipment which provide us with more capacity at a lower cost; and

•	a reduced network build as a result of anticipated technological enhancements; see “— E. Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      We made cash payments during the year ended December 31, 2002 totaling $543 million for licenses, acquisitions, investments and other, including $111 million related to the acquisition of 800 MHz and 900 MHz licenses from Chadmoore, $51 million for our investment in NII Holdings’ new class A common stock and new senior notes issued in its reorganization, $50 million for our U.S.-Mexico cross border spectrum sharing agreement with NII Holdings and $40 million in cash payments toward our purchase of NeoWorld.

      Net cash used in financing activities during the year ended December 31, 2002 consisted primarily of $843 million paid for the purchase of our outstanding debt securities and mandatorily redeemable preferred stock and $147 million for repayments under capital lease and finance obligations and long-term credit facilities. As to the purchase of our outstanding debt securities and mandatorily redeemable preferred stock, we may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material. Net cash provided by financing activities during the year ended December 31, 2001 consisted primarily of $2,250 million in gross proceeds from the private placements of our 9.5% senior serial redeemable notes due 2011 and our 6% convertible senior notes due 2011.

E.     Future Capital Needs and Resources

       Capital Resources.

      As of December 31, 2002, our capital resources included:

•	$2.7 billion of cash, cash equivalents and short-term investments; and

•	about $1.4 billion of the revolving loan commitment under our credit facility, as discussed below.

Therefore, our resulting total amount of liquidity to fund our operations was about $4.1 billion as of December 31, 2002.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from earnings. Until recently, we have been unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate less cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate earnings is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of December 31, 2002, our credit facility provided for total secured financing capacity of up to $5.9 billion, subject to the satisfaction or waiver of applicable borrowing conditions. As of December 31, 2002, this facility consisted of a $1.4 billion revolving loan commitment and $4.5 billion in term loans. All of the term loans have already been fully accessed. Principal repayment began on the term loans in the amount of $47 million in the fourth quarter of 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. On December 31, 2002, the amount of the revolving loan commitment available to us was reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. Starting April 1, 2004, the reductions become more significant until 2007 when no amounts will be available under the credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility, as amended. Some of these ratios become more stringent in 2003, at which time they become fixed. As of December 31, 2002, we were in compliance with all financial ratio tests under our credit facility, and we expect to remain in full compliance with these ratio tests when they become more stringent in 2003. Borrowings under the credit facility are secured by liens on assets of substantially all of our subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

      In addition, the loans under the credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our credit facility. However, no such acceleration is permitted if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to access additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2002, we were able to access substantially all of the remaining $1.4 billion available under the bank credit facility.

      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified limited purposes, these covenants limit the distribution of substantially all of our subsidiaries’ net assets.

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our network, as discussed immediately below under “— Capital expenditures;”

•	operating expenses relating to our network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	potential substantial payments in connection with the Consensus Plan relating to the proposed public safety spectrum realignment (see Part I, “Item 1. Business — D. Our Network and Technology — 4. Proposed public safety spectrum realignment”);

•	debt service requirements related to our long-term debt, capital lease and financing obligations and mandatorily redeemable preferred stock;

•	potential material increases in the cost of compliance with regulatory mandates (see Part I, “Item 1. Business — K. Regulation”); and

•	other general corporate expenditures.

      Capital expenditures. Our capital expenditures in 2002 were $1,904 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in existing market coverage areas;

•	the enhancement of our network coverage;

•	the enhancements to our existing iDEN technology to increase voice capacity and to offer nationwide Direct Connect in 2003; and

•	any potential future enhancement of our network through the deployment of next generation technologies.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In 2003, we expect to commence implementation of a significant technology upgrade to our iDEN network, the 6:1 voice coder software upgrade. We expect that this software upgrade will nearly double our voice capacity for wireless interconnect calls and leverage our investment in our existing infrastructure. See Part I, “Item 1. Business — M. Risk Factors — 14. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current network in future years. However, any anticipated reductions in capital expenditures could be more than offset to the extent we incur additional capital expenditures to deploy new technologies. We will only deploy a new technology when deployment is warranted by expected customer demand, when we have sufficient capital available and when the anticipated benefits of services requiring the next generation technology outweigh the costs of providing those services.

      Future domestic contractual obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant domestic contractual obligations as of December 31, 2002. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See Part I, “Item 1. Business — M. Risk Factors — 14. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by applicable law, we disclaim any obligation to modify or update the information contained in the table.

Future Domestic							2008 and
Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

	(in millions)
Public senior notes	$11,556	$627	$695	$695	$695	$2,822	$6,022
Credit facility(1)	5,905	400	541	686	715	681	2,882
Capital lease and finance obligations	336	75	75	74	64	48	—
Preferred stock cash payments	1,837	100	112	112	112	112	1,289
Operating leases(2)	1,602	450	397	295	183	101	176
Other	1,990	567	379	296	232	172	344

Total	$23,226	$2,219	$2,199	$2,158	$2,001	$3,936	$10,713

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	These amounts principally include future lease costs relating to transmitter and receiver sites and switches and office facilities.

      The above table excludes amounts that may be paid or will be paid in connection with interest rate swap agreements that do not have mandatory cash settlement provisions prior to maturity and spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to $369 million for domestic spectrum acquisitions (including $201 million paid for NeoWorld Communications in January 2003) and leasing agreements entered into and outstanding as of December 31, 2002. Included in the “Other” caption are minimum amounts due under our most significant service contracts. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 15 of the consolidated financial statements appearing at the end of this annual report on Form 10-K for amounts paid to Motorola in 2002. The amounts in the table do not contemplate any future refinancing of indebtedness, although management’s current expectation is to refinance a significant portion of this indebtedness.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to Nextel Partners. In 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola and Eagle River Investments, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a network utilizing the iDEN technology used in our network. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock:

•	if (i) we elect to cease using iDEN technology on a nationwide basis; (ii) such change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	if we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	if we experience a change of control; or

•	if we breach the operating agreements.

In addition, if we require a change by Nextel Partners to match changes we have made in our business, operations or systems, in certain circumstances we have the right to purchase, and Nextel Partners’ stockholders have the right to require us to purchase, the outstanding class A common stock. Except in the case of Nextel Partners’ breach, the consideration we would be required to pay could also involve a premium based on various pricing formulas or appraisal processes. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

      Future outlook. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, cash generated from operations, and if management deems appropriate, the revolving loan commitment under our credit facility. See Part I, “Item 1. Business — M. Risk Factors — 14. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      In making this assessment, we have considered:

•	cash, cash equivalents and short-term investments on hand and available as of December 31, 2002 of $2.7 billion;

•	the availability of incremental funding under our revolving loan commitment under our credit facility, which currently totals about $1.4 billion;

•	the anticipated level of capital expenditures, including an expected significant positive impact associated with the 6:1 voice coder software upgrade which Motorola is developing for our expected deployment in 2003; and

•	our scheduled debt service requirements.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business could change significantly.

      Our above conclusion that we will be able to fund our capital requirements for at least the next 12 months by using existing cash balances and cash generated from operations does not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential material additional purchases of our outstanding debt securities and mandatorily redeemable preferred stock for cash;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	potential material changes to our business plan that could result from the proposed public safety spectrum realignment, if effected.

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

      We have had and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “— Forward Looking Statements.”

F.     Effect of Inflation

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

G.     Effect of New Accounting Standards

      In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002. See notes 6 and 11 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which we hold a variable interest acquired before February 1, 2003. We are currently assessing the impact of adopting this Interpretation; however, we do not believe that it will have a material impact on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force, or EITF, issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, and we may elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the impact as a cumulative effect of a change in accounting principle in the statement of operations. We are currently assessing the impact of adopting EITF Issue No. 00-21. Under the provisions of SAB No. 101, we account for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of handsets. Accordingly, we recognize revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, when title to the handset passes to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. If we conclude that EITF Issue No. 00-21 requires us to account for the sale of our handsets as a unit of accounting separate from the subsequent service to the customer, we would recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. Accordingly, handset revenues and cost of handset revenues would be increased by equal amounts for sales of handsets beginning in the third quarter of 2003. If we applied EITF Issue No. 00-21 to existing arrangements, we would also reduce our total assets and liabilities by an equal amount, representing the revenues and costs deferred under SAB No. 101. There would be no impact on our cash flow, operating income or net income if we divide our arrangement into separate units of accounting under EITF Issue No. 00-21.

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those outlined under Part I, “Item 1. Business — M. Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We primarily use senior notes, bank and vendor credit facilities and mandatorily redeemable preferred stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the U.S. London Interbank Offered Rate, or LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      As of December 31, 2002, we held $840 million of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of December 31, 2002, the fair value of our investment in NII Holdings’ 13% senior secured notes, which was determined based on quoted market prices of the notes, totaled $49 million. This investment is reported at its fair value in our financial statements.

      The table below summarizes our remaining market risks as of December 31, 2002 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank and vendor credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at December 31, 2002. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our domestic bank credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — E. Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes and mandatorily redeemable preferred stock;

•	estimates from bankers for our domestic bank credit facility;

•	present value of future cash flows for capital lease and finance obligations using a discount rate available for similar obligations; and

•	estimates from bankers to settle interest rate swap agreements.

      Notes 7, 8, 9 and 12 to the consolidated financial statements appearing at the end of this annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank and vendor credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity						2002		2001

								Fair		Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate	$52	$56	$61	$57	$2,173	$6,771	$9,170	$8,140	$14,617	$8,978
Average Interest Rate	10%	10%	10%	10%	9%	9%	9%		10%
Variable Rate	$199	$327	$433	$466	$436	$2,656	$4,517	$4,085	$5,009	$4,426
Average Interest Rate	3%	3%	3%	3%	3%	5%	4%		5%
Interest Rate Swaps
Variable to Fixed(1)	$—	$—	$—	$570	$—	$—	$570	$(112)	$570	$(83)
Average Pay Rate	—	—	—	8%	—	—	8%		8%
Average Receive Rate	—	—	—	2%	—	—	2%		3%
Variable to Variable	$400	$—	$—	$—	$—	$—	$400	$(3)	$400	$(13)
Average Pay Rate	5%	—	—	—	—	—	5%		5%
Average Receive Rate	1%	—	—	—	—	—	1%		2%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$74	$500	$26
Average Pay Rate	—	—	—	—	—	5%	5%		5%
Average Receive Rate	—	—	—	—	—	10%	10%		10%
II. Foreign Currency Exchange Rate Sensitivity
Long-Term Debt
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—	$1,475	$52
Average Interest Rate	—	—	—	—	—	—	—		13%
Variable Rate	$—	$—	$—	$—	$—	$—	$—	$—	$490	$490
Average Interest Rate	—	—	—	—	—	—	—		7%

(1)	This interest rate swap requires a cash settlement in October 2003.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this item, beginning on page F-1 of this annual report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this annual report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the information set forth under the caption “Election of Directors” in our proxy statement relating to our 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission. Information regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2003 annual meeting of stockholders.

Item 11.	Executive Compensation

      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors — Board Committees — Compensation — Compensation Committee Interlocks and Insider Participation” and “— Director Compensation,” and “Executive Compensation” in our proxy statement relating to our 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      Information required by this item is incorporated by reference to Part II, “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — D. Securities Authorized for Issuance Under Equity Compensation Plans” of this report and the information set forth under the caption “Securities Ownership” in our proxy statement relating to our 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 14.	Controls and Procedures

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel (including our consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The following financial statements are included in this annual report on Form 10-K:

(2)	The following financial statement schedules are included in this annual report on Form 10-K.

Schedule I — Condensed Financial Information of Registrant	F-49
Schedule II — Valuation and Qualifying Accounts	F-53
Schedule III — Consolidated Financial Statements of NII Holdings, Inc.	F-54

(3)	List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index, beginning on page 79.

      (b) Reports on Form 8-K:

(1)	Current Report on Form 8-K dated and filed with the Commission on October 8, 2002, reporting under Item 5 specified third quarter operating information.

(2)	Current Report on Form 8-K dated and filed with the Commission on October 24, 2002, reporting under Item 5 financial results and other data for the third quarter of 2002.

(3)	Current Report on Form 8-K dated and filed with the Commission December 17, 2002 reporting under Items 5 and 9 specified network plans.

(4)	Current Report on Form 8-K dated and filed with the Commission on December 24, 2002, reporting under Item 5 the announcement of a filing with the Federal Communications Commission regarding the proposed public safety spectrum realignment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ PAUL N. SALEH

March 27, 2003

Paul N. Saleh
Executive Vice President and Chief Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board of Directors	March 27, 2003
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	March 27, 2003
/s/ PAUL N. SALEH Paul N. Saleh	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2003
/s/ WILLIAM G. ARENDT William G. Arendt	Vice President and Controller (principal accounting officer)	March 27, 2003
/s/ MORGAN E. O’BRIEN Morgan E. O’Brien	Vice Chairman of the Board	March 27, 2003
/s/ J. TIMOTHY BRYAN J. Timothy Bryan	Director	March 27, 2003
/s/ KEITH J. BANE Keith J. Bane	Director	March 27, 2003
/s/ CRAIG O. MCCAW Craig O. McCaw	Director	March 27, 2003
/s/ V. JANET HILL V. Janet Hill	Director	March 27, 2003
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 27, 2003
/s/ FRANK M. DRENDEL Frank M. Drendel	Director	March 27, 2003
/s/ WILLIAM E. KENNARD William E. Kennard	Director	March 27, 2003
/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	March 27, 2003

CERTIFICATIONS

I, Timothy M. Donahue, President & Chief Executive Officer of Nextel Communications, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Nextel Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY M. DONAHUE

Timothy M. Donahue
President & Chief Executive Officer

Date: March 27, 2003

I, Paul N. Saleh, Executive Vice President & Chief Financial Officer of Nextel Communications, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Nextel Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL N. SALEH

Paul N. Saleh
Executive Vice President & Chief Financial Officer

Date: March 27, 2003

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Nextel Communications, Inc., file no. 0-19656, unless otherwise indicated.

Exhibit
Number

3.1.1	Restated Certificate of Incorporation of Nextel (filed June 1, 2000 as Exhibit 3.1 to Nextel’s post-effective amendment no. 2 to registration statement no. 33-1290 on Form S-4 and incorporated herein by reference).
3.1.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Series D Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed July 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K dated July 21, 1997 and incorporated herein by reference).
3.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11.125% Series E Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed February 12, 1998 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
3.1.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed February 10, 1999 as Exhibit 4.16 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Nextel (filed July 31, 1995 as Exhibit 4.2 to Nextel’s post-effective amendment no. 1 on Form S-8 to registration statement no. 33-91716 on Form S-4 and incorporated herein by reference).
4.1	Indenture dated September 17, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 10.65% Senior Redeemable Discount Notes due 2007 (filed September 22, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.2	Indenture dated October 22, 1997 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.75% Senior Serial Redeemable Discount Notes due 2007 (filed October 23, 1997 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.3	Indenture dated February 11, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.95% Senior Serial Redeemable Discount Notes due 2008 (filed February 12, 1998 as Exhibit 4.2 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.4	Indenture dated November 4, 1998 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 12.0% Senior Serial Redeemable Notes due 2008 (filed February 10, 1999 as Exhibit 4.13.1 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
4.5	Indenture dated June 16, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 4.75% Convertible Senior Redeemable Notes due 2007 (filed June 23, 1999 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.6	Indenture dated November 12, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.375% Senior Serial Redeemable Notes due 2009 (filed November 15, 1999 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the “1999 Third Quarter 10-Q”) and incorporated herein by reference).

Exhibit
Number

4.7	Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed January 26, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.8	Indenture dated January 26, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9	Indenture dated May 29, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 6.0% Convertible Senior Redeemable Notes due 2011 (filed May 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9.1	Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed November 15, 1999 as Exhibit 4.3 to the 1999 Third Quarter 10-Q and incorporated herein by reference).
4.9.2	Tranche D Term Loan Agreement dated March 15, 2000 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed March 15, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9.3	Amendment no. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed May 5, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.9.4	Amendment no. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent. (filed April 2, 2001 as Exhibit 4.13.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1.1*	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to the registration statement no. 33-43415 on Form S-1 (the “1991 S-1 Registration Statement”) and incorporated herein by reference).
10.1.2*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola and Nextel dated November 4, 1991(filed November 15, 1991 as Exhibit 10.48 to the 1991 S-1 Registration Statement and incorporated herein by reference).
10.1.3*	Amendment dated August 4, 1994 to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement between Nextel and Motorola dated November 1, 1991, as amended, and to the Letter Agreement between Nextel and Motorola dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed April 28, 1995 as Exhibit 10.02 to registration statement no. 33-91716 on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).

Exhibit
Number

10.1.4*	Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed April 28, 1995 as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.1.5*	Amendment 004 to the Enhanced Specialized Mobile Radio System Purchase Agreement dated April 28, 1996 between Nextel and Motorola (filed July 5, 1996 as Exhibit 99.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.1.6*	Nextel/ Motorola Agreement dated March 27, 1997 (filed May 15, 1997 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10.1.7*	iDEN Infrastructure [*] Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed August 16, 1999 as Exhibit 10.2 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.1.8*	Amendment dated December 29, 1999 to the iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.7 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.9*	Amendment 001 dated December 29, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.10*	Amendment 002 dated December 30, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.11*	Amendment dated December 28, 2000 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.11 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1.12*	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.1.13*	Amendment dated December 28, 2000 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1.14*	Amendment 003 dated November 13, 2001 Availability/ Outage Goals for 2001 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed March 29, 2002 as Exhibit 10.1.14 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1.16*	Amendment 004 dated March 15, 2002 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “First Quarter 2002 10-Q”) and incorporated herein by reference).
10.1.17*	Amendment 004 dated March 22, 2002 to Availability/ Outage Goals for 2002 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.2 to the First Quarter 2002 10-Q and incorporated herein by reference).

Exhibit
Number

10.2	Agreement and Plan of Contribution and Merger dated August 4, 1994, as amended, among Nextel, Motorola, ESMR, Inc., ESMR Sub, Inc. and others (filed April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.3	Registration Rights Agreement dated July 28, 1995 between Nextel and Motorola (filed November 14, 1995 as Exhibit 10.8 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.4.1	Securities Purchase Agreement between Nextel, Digital Radio, L.L.C. and Craig O. McCaw, dated April 4, 1995 (filed April 11, 1995 as Exhibit 2.1 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.2	Management Support Agreement dated April 4, 1995 between Nextel and Eagle River, Inc. (filed on April 11, 1995 as Exhibit 99.2 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.4.3	Form of Registration Rights Agreement dated July 28, 1995 between Nextel and Digital Radio (filed March 31, 1997 as Exhibit 10.38 to Nextel’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).
10.4.4	First Amendment to the Registration Rights Amendment (dated July 28, 1995) among Nextel, Digital Radio and Option Acquisition, L.L.C., dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.7 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.5	Option Exercise and Lending Commitment Agreement between Nextel and Digital Radio dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.6	Incentive Option Agreement between Nextel and Eagle River dated April 4, 1995 (filed April 11, 1995 as Exhibit 99.3 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10.5.1	Option Purchase Agreement among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.5.2	Registration Rights Agreement between Nextel and Option Acquisition dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.6 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.6	Agreement dated March 5, 2003 between Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed March 6, 2003 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.7**	Form of Indemnification Agreement and exhibits thereto between Nextel and each of its directors (filed June 24, 1992 as Exhibit 10.56 to Nextel’s annual report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.8	Amendment dated August 9, 2001 to the Securities Purchase Agreement dated April 4, 1995 between Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed August 10, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.9**	Nextel Amended and Restated Incentive Equity Plan (filed April 2, 2001 as Exhibit 10.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number

10.10**		Nextel Severance Benefits Plan (filed March 29, 2002 as Exhibit 10.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.11**		Nextel Associate Stock Purchase Plan (filed June 21, 1996 as Exhibit 4.3 to Nextel’s registration statement no. 333-06523 on Form S-8 and incorporated herein by reference).
10.12**		Nextel Cash Compensation Deferral Plan (filed December 17, 1997 as Exhibit 4.1 to Nextel’s registration statement No. 333-42537 on Form S-8 and incorporated herein by reference).
10.13**		Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed April 2, 2001 as Exhibit 10.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.14.1*	*	Employment Agreement dated February 1, 1996 between Tim Donahue and Nextel (filed March 31, 1997 as Exhibit 10.36 to the 1996 Form 10-K and incorporated herein by reference).
10.14.2*	*	Addendum to Employment Agreement between Tim Donahue and Nextel dated March 24, 1997 (filed March 31, 1997 as Exhibit 10.37 to the 1996 Form 10-K and incorporated herein by reference).
10.15**		Employment Agreement between Paul N. Saleh and Nextel dated August 3, 2001 (filed March 29, 2002 as Exhibit 10.14 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.16.1		Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.16.2		Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (the “Nextel Partners Shareholder Agreement”)(filed by Nextel Partners February 22, 2000 as Exhibit 10.2 to amendment no. 2 to the registration statement no. 333-95473 on Form S-1 and incorporated herein by reference).
10.16.3		Amendment no. 1 dated February 22, 2000 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on October 23, 2000 as Exhibit 10.2 to the registration statement no. 333-48470 on Form S-4 and incorporated herein by reference).
10.16.4		Amendment no. 2 dated March 20, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(b) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.16.5		Amendment no. 3 dated April 18, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(c) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.16.6		Amendment no. 4 dated July 25, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on November 13, 2001 as Exhibit 10.2(d) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.16.7		Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

10.17	Master Site Lease Agreement among Nextel of New York, Inc. Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc. Nextel West Corp., and Nextel of California, Inc. and Tower Asset Sub Inc. and the Landlord Parties as defined therein (filed April 29, 1999 as Exhibit 10.33 to SpectraSite Holdings, Inc.’s registration statement no. 333-67043 on Form S-4 (the “SpectraSite Holdings S-4 Registration Statement”) and incorporated herein by reference).
10.18	Master Site Commitment Agreement among Nextel, Nextel of New York, Nextel Communications of the Mid-Atlantic, Nextel South Corp., Nextel of Texas, Nextel West Corp., Nextel of California, Tower Parent Corp., SpectraSite Holdings and Tower Asset Sub (filed April 29, 1999 as Exhibit 10.34 to the SpectraSite Holdings S-4 Registration Statement and incorporated herein by reference).
10.19**	Nextel Communications, Inc. 2002/2003 Long-Term Incentive Plan.
10.20**	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed November 14, 2002 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the “Third Quarter 2002 10-Q”) and incorporated herein by reference).
10.21**	Separation and Non-Competition Agreement, dated September 19, 2002, between Nextel and James F. Mooney (filed November 14, 2002 as Exhibit 10.2 to the Third Quarter 2002 10-Q and incorporated herein by reference).
10.22**	Release Agreement, dated October 1, 2002, between Nextel and James F. Mooney (filed November 14, 2002 as Exhibit 10.3 to the Third Quarter 2002 10-Q and incorporated herein by reference).
10.23**	Loan Agreement, dated April 27, 2001, between Unrestricted Subsidiary Funding Company and James F. Mooney (filed October 11, 2002 as Exhibit 99.1 to Nextel’s registration statement on Form S-3 (file no. 333-98261) and incorporated herein by reference).
10.24**	Employment Agreement, dated as of January 1, 2001, between Leonard J. Kennedy and Nextel.
21	Subsidiaries of Nextel.
23.1	Consent of Deloitte & Touche LLP with respect to Nextel.
23.2	Consent of Deloitte & Touche LLP with respect to NII Holdings, Inc.
99.1	Memorandum Opinion and Order of the FCC dated February 13, 1991 (filed December 5, 1992 as Exhibit 28.1 to the S-1 Registration Statement and incorporated herein by reference).
99.2	Sarbanes-Oxley Act of 2002 Certifications.

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and

Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Nextel Communications, Inc.

Reston, Virginia

      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included financial statement schedules I and II listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules I and II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules I and II based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets,” in 2002. As discussed in notes 1 and 9 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivative instruments to conform to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and recorded a cumulative effect of a change in accounting principle in 2001. As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in 2000.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 20, 2003, March 5, 2003 as to notes 11, 13 and 15

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(in millions)

	2002	2001

ASSETS
Current assets
Cash and cash equivalents, of which $0 and $250 is restricted	$1,846	$2,481
Restricted cash of NII Holdings held in escrow	—	84
Short-term investments	840	1,236
Accounts and notes receivable, net	1,077	1,111
Due from related parties	33	18
Handset and accessory inventory	245	260
Prepaid expenses and other current assets	609	533

Total current assets	4,650	5,723
Investments	145	188
Property, plant and equipment, net	8,918	9,274
Intangible assets, net	6,607	5,778
Other assets	1,164	1,101

	$21,484	$22,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$515	$756
Accrued expenses and other	1,749	1,470
Due to related parties	241	341
Current portion of long-term debt, capital lease and finance obligations	251	145
Debt of NII Holdings, nonrecourse to and not held by parent (notes 7 and 8)	—	1,865

Total current liabilities	2,756	4,577
Long-term debt	12,079	13,815
Capital lease and finance obligations	220	905
Deferred income taxes	1,619	669
Deferred revenues and other	949	566

Total liabilities	17,623	20,532

Commitments and contingencies (notes 7, 11 and 15)
Mandatorily redeemable preferred stock (note 12)	1,015	2,114
Stockholders’ equity (deficit)
Convertible preferred stock, 4 and 8 shares issued and outstanding	136	283
Common stock, class A, 968 and 763 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	10,530	8,581
Accumulated deficit	(7,793)	(9,179)
Deferred compensation, net	(7)	(17)
Accumulated other comprehensive loss	(21)	(251)

Total stockholders’ equity (deficit)	2,846	(582)

	$21,484	$22,064

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(in millions, except per share amounts)

	2002	2001	2000

Operating revenues
Service revenues	$8,186	$7,221	$5,297
Handset and accessory revenues	535	468	417

	8,721	7,689	5,714

Operating expenses
Cost of service (exclusive of depreciation included below)	1,469	1,499	1,071
Cost of handset and accessory revenues	1,047	1,370	1,101
Selling, general and administrative	3,039	3,020	2,278
Restructuring and impairment charges (note 3)	35	1,769	—
Depreciation	1,541	1,508	1,063
Amortization	54	238	202

Operating income (loss)	1,536	(1,715)	(1)

Other income (expense)
Interest expense	(1,048)	(1,403)	(1,245)
Interest income	58	207	396
Gain (loss) on retirement of debt, net of debt conversion costs of $160, $0 and $23	354	469	(127)
Gain on deconsolidation of NII Holdings (note 1)	1,218	—	—
Equity in losses of unconsolidated affiliates	(302)	(95)	(152)
Foreign currency transaction losses, net	—	(70)	(25)
Realized gain on investments, net	—	47	275
Reduction in fair value of investments, net	(37)	(188)	—
Other, net	(2)	(12)	31

	241	(1,045)	(847)

Income (loss) before income tax (provision) benefit	1,777	(2,760)	(848)
Income tax (provision) benefit	(391)	135	33

Net income (loss)	1,386	(2,625)	(815)
Gain on retirement of mandatorily redeemable preferred stock	485	—	—
Mandatorily redeemable preferred stock dividends and accretion	(211)	(233)	(209)

Income (loss) available to common stockholders	$1,660	$(2,858)	$(1,024)

Earnings (loss) per common share
Basic	$1.88	$(3.67)	$(1.35)

Diluted	$1.78	$(3.67)	$(1.35)

Weighted average number of common shares outstanding
Basic	884	778	756

Diluted	966	778	756

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock				Treasury Stock
							Paid-in	Accumulated			Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation

Balance, December 31, 1999	8	$291	702	$1	36	$—	$8,046	$(5,739)	—	$(6)	$(23)
Net loss								(815)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities:
Unrealized holding gains arising during the period
Reclassification adjustment for gain included in net loss
Total comprehensive loss
Common stock issued under equity plans			7	—			89		—	4
Conversion of debt securities and preferred stock into common stock	—	(8)	18	—			344
Gain on issuance of equity by affiliate, net of income tax							87
Deferred compensation							13				(5)
Dividends and accretion on mandatorily redeemable preferred stock	—						(209)

Balance, December 31, 2000	8	283	727	1	36	—	8,370	(6,554)	—	(2)	(28)
Net loss								(2,625)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities:
Unrealized holding losses arising during the period
Reclassification adjustment for losses included in net loss
Cash flow hedge:
Cumulative effect of accounting change
Reclassification of transition adjustment included in net loss
Unrealized loss on cash flow hedge
Total comprehensive loss
Common stock issued under equity plans			14	—			142		—	2
Exchange of debt securities for common stock			22	—			292
Deferred compensation and other							10				11
Dividends and accretion on mandatorily redeemable preferred stock							(233)

Balance, December 31, 2001	8	283	763	1	36	—	8,581	(9,179)	—	—	(17)
Net income								1,386
Other comprehensive income, net of income tax:
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities:
Unrealized holding losses arising during the period
Reclassification adjustment for losses included in net income
Cash flow hedge:
Reclassification of transition adjustment included in net income
Unrealized loss on cash flow hedge
Total comprehensive income
Common stock issued under equity plans			8	—			49
Conversion of preferred stock into common stock	(4)	(147)	24	—			147
Exchange of debt securities for common stock			98	—			867		—
Exchange of mandatorily redeemable preferred stock for common stock			75	—			601		—
Deferred compensation and other							11				10
Gain on retirement of mandatorily redeemable preferred stock							485
Dividends and accretion on mandatorily redeemable preferred stock							(211)

Balance, December 31, 2002	4	$136	968	$1	36	$—	$10,530	$(7,793)	—	$—	$(7)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive Income (Loss)

	Unrealized
	Gain	Cumulative	Cash
	(Loss) on	Translation	Flow
	Investments	Adjustment	Hedge	Total

Balance, December 31, 1999	$142	$(138)	$—	$2,574

Net loss				(815)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment		4		4
Net unrealized gains on available- for-sale securities:
Unrealized holding gains arising during the period	225			225
Reclassification adjustment for gain included in net loss	(275)			(275)

Total comprehensive loss				(861)

Common stock issued under equity plans				93
Conversion of debt securities and preferred stock into common stock				336
Gain on issuance of equity by affiliate, net of income tax				87
Deferred compensation				8
Dividends and accretion on mandatorily redeemable preferred stock				(209)

Balance, December 31, 2000	92	(134)	—	2,028

Net loss				(2,625)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment		(95)		(95)
Net unrealized gains on available- for-sale securities:
Unrealized holding losses arising during the period	(234)			(234)
Reclassification adjustment for losses included in net loss	149			149
Cash flow hedge:
Cumulative effect of accounting change			(20)	(20)
Reclassification of transition adjustment included in net loss			8	8
Unrealized loss on cash flow hedge			(17)	(17)

Total comprehensive loss				(2,834)

Common stock issued under equity plans				144
Exchange of debt securities for common stock				292
Deferred compensation and other				21
Dividends and accretion on mandatorily redeemable preferred stock				(233)

Balance, December 31, 2001	7	(229)	(29)	(582)

Net income				1,386
Other comprehensive income, net of income tax:
Foreign currency translation adjustment		228		228
Net unrealized gains on available- for-sale securities:
Unrealized holding losses arising during the period	(37)			(37)
Reclassification adjustment for losses included in net income	37			37
Cash flow hedge:
Reclassification of transition adjustment included in net income			8	8
Unrealized loss on cash flow hedge			(6)	(6)

Total comprehensive income				1,616

Common stock issued under equity plans				49
Conversion of preferred stock into common stock				—
Exchange of debt securities for common stock				867
Exchange of mandatorily redeemable preferred stock for common stock				601
Deferred compensation and other				21
Gain on retirement of mandatorily redeemable preferred stock				485
Dividends and accretion on mandatorily redeemable preferred stock				(211)

Balance, December 31, 2002	$7	$(1)	$(27)	$2,846

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$1,386	$(2,625)	$(815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	316	504	389
Provision for losses on accounts receivable	334	370	179
Stock-based compensation	13	16	10
Restructuring and impairment charges	24	1,741	—
Depreciation and amortization	1,595	1,746	1,265
(Gain) loss on retirement of debt	(514)	(469)	104
Debt conversion expense	160	—	23
Gain on deconsolidation of NII Holdings	(1,228)	—	—
Equity in losses of unconsolidated affiliates	302	95	152
Foreign currency transaction losses, net	—	70	25
Realized gain on investments, net	—	(47)	(275)
Reduction in fair value of investments	37	188	—
Income tax provision (benefit)	391	(135)	(33)
Other, net	21	12	(115)
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(507)	(637)	(406)
Handset and accessory inventory	(21)	(79)	(78)
Prepaid expenses and other assets	(6)	195	(288)
Accounts payable, accrued expenses and other	220	184	439

Net cash provided by operating activities	2,523	1,129	576

Cash flows from investing activities
Capital expenditures	(1,863)	(3,418)	(3,294)
Proceeds from maturities and sales of short-term investments	3,486	4,879	4,950
Purchases of short-term investments	(3,068)	(3,987)	(5,801)
Payments for purchases of licenses, investments and other, net of cash acquired	(435)	(877)	(935)
Cash relinquished as a result of the deconsolidation of NII Holdings	(250)	—	—
Payments for acquisitions, net of cash acquired	(111)	(245)	(386)
Proceeds from sales of investments	2	142	—
Other investments and advances to affiliates	—	(23)	(20)
Proceeds from sale of assets	3	17	17

Net cash used in investing activities	(2,236)	(3,512)	(5,469)

Cash flows from financing activities
Issuance of debt securities	—	2,250	1,791
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(843)	—	(1,208)
Repayments under capital lease and finance obligations	(100)	(83)	(44)
Borrowings under long-term credit facilities	47	19	1,907
Repayments under long-term credit facilities	(47)	(34)	(35)
Proceeds from exercise of stock options, warrants and other	35	124	74
Proceeds from sale-leaseback transactions	6	42	376
Increase in restricted cash held in escrow	—	(27)	—
Mandatorily redeemable preferred stock dividends paid	(19)	—	—
Debt financing costs and other	(1)	(35)	(63)

Net cash (used in) provided by financing activities	(922)	2,256	2,798

Effect of exchange rate changes on cash and cash equivalents	—	(1)	3

Net decrease in cash and cash equivalents	(635)	(128)	(2,092)
Cash and cash equivalents, beginning of period	2,481	2,609	4,701

Cash and cash equivalents, end of period	$1,846	$2,481	$2,609

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

      Operations. We are a leading provider of wireless communications services in the United States. Our service offerings include digital wireless service; Nextel Direct Connect®, our long-range digital walkie-talkie service; and wireless data, including email, text messaging and Nextel Online® services, which provide wireless access to the Internet, an organization’s internal databases and other applications. Our all-digital packet data network is based on Motorola, Inc.’s integrated Digital Enhanced Network, or iDEN®, wireless technology.

      As of December 31, 2002:

•	we had about 10.6 million handsets in service in the United States; and

•	our network or the compatible network of Nextel Partners, Inc. was operational in 197 of the top 200 U.S. markets.

      We owned about 32% of the common stock of Nextel Partners as of December 31, 2002. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population.

      In addition to our domestic operations, as of December 31, 2002, we owned about 36% of the outstanding common stock of NII Holdings, Inc., formerly known as Nextel International, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      In May 2002, NII Holdings reached an agreement in principle with its main creditors to restructure its outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While NII Holdings, Inc., the U.S. parent company, operated as a debtor-in-possession under the Bankruptcy Code, its non-U.S. subsidiaries continued providing continuous wireless communication services in the ordinary course of business. On October 28, 2002, the Bankruptcy Court confirmed NII Holdings’ plan of reorganization and on November 12, 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary.

      As a result of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share. See notes 7 and 8 for more details. The reorganization of NII Holdings also included a new infusion of capital into NII Holdings in exchange for a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ new class A common stock. See note 5 for more details.

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel Communications, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      We use the equity method to account for equity investments in unconsolidated companies in which we exercise significant influence over operating and financial policies but do not have control. We recognize changes in our proportionate share of the unconsolidated affiliate’s equity resulting from the affiliate’s equity transactions as adjustments to our investment and stockholders’ equity balances. We use the cost method to account for equity investments in unconsolidated companies in which we do not exercise significant influence over operating or financial policies and do not have a controlling interest.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Our consolidated financial statements include the accounts of NII Holdings and its consolidated subsidiaries through December 31, 2001. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings, effective May 2002, using the equity method. In accordance with the equity method, we did not recognize equity in losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have classified the 2002 net operating results of NII Holdings through May 2002 as equity in losses of unconsolidated affiliates as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 and prior periods has not changed from the prior presentation.

      In November 2002, upon NII Holdings’ emergence from bankruptcy, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. Upon NII Holdings’ emergence, we began accounting for our new 36% ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. See note 5 for a more detailed description of our new investment in NII Holdings.

      The accounts of our non-U.S. subsidiaries and affiliates accounted for under the equity method are presented utilizing accounts as of a date one month earlier (on a fiscal year ending November 30) than the accounts of our U.S. subsidiaries and affiliates to ensure timely reporting of our financial results.

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

      Foreign Currency. Prior to the deconsolidation of NII Holdings in May 2002, results of operations for our non-U.S. subsidiaries and affiliates were translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities were translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements were reported as other comprehensive income (loss). The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated were recorded as foreign currency transaction gains (losses). However, the effects of changes in exchange rates associated with NII Holdings’ U.S. dollar denominated loans to its foreign subsidiaries that were of a long-term investment nature were reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with maturities of 90 days or less at the time of purchase.

      NII Holdings and its subsidiaries held cash and cash equivalents of $250 million at December 31, 2001 that were not available to fund any of the cash needs of our domestic operations due to restrictions contained in their financing agreements. At December 31, 2001, NII Holdings also had $84 million in escrow to fund some of its debt obligations, which was not available to fund any of the other cash needs of NII Holdings.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information.

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,863	$3,418	$3,294
Change in capital expenditures accrued and unpaid or financed	41	(282)	337

	$1,904	$3,136	$3,631

Interest costs
Interest expense	$1,048	$1,403	$1,245
Interest capitalized	48	127	88

	$1,096	$1,530	$1,333

Cash paid for interest, net of amounts capitalized	$712	$845	$816

Cash received for interest	$54	$226	$370

Cash paid for income taxes	$12	$7	$4

Other non-cash investing and financing activities
Increase in capital lease and finance obligations for network equipment	$—	$108	$32
Net increase in fair value of marketable debt and equity securities	11	43	216
Increase in investments from equity transactions by affiliates	12	13	149

      Investments. Marketable debt securities with maturities greater than 90 days and less than one year at the time of purchase are classified as short-term investments. As of December 31, 2002 and 2001, our short-term investments consist of commercial paper and corporate bonds.

      Marketable debt and equity securities intended to be held more than one year are classified within investments. All of our investments in marketable debt and equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of income tax, are recorded as other comprehensive income (loss). We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in other income (expense). We record restricted investments in publicly traded companies intended to be held-to-maturity at amortized cost. We record equity investments in privately held companies at cost since they do not have readily determinable fair values.

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

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts.

      Handset and Accessory Inventory. Handsets and accessories are valued at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method for domestic operations and by the weighted average method for our consolidated international operations. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because we expect to recover the handset subsidies through service revenues. See “— Customer Related Direct Costs” below for additional information.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and network software and 3 to 12 years for non-network internal use software, office equipment and other assets. We amortize leasehold improvements and assets under capital leases over the shorter of the lease terms or the estimated useful lives of the assets. The gross amount of assets recorded under capital lease and finance obligations included in property, plant and equipment is $360 million as of December 31, 2002 and $801 million as of December 31, 2001.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our network. Assets under construction are not depreciated until placed into service.

      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

      Capitalized Software. We capitalize costs for computer software developed or obtained for internal use when incurred during the application development stage. We classify both network internal use software and non-network internal use software as property, plant and equipment.

      We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established. Capitalization ceases and amortization starts when the software product is available for general release to customers. At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of the product and any excess of costs over the net realizable value is written off. We classify software products to be sold, leased or otherwise marketed as noncurrent other assets.

      Intangible Assets. Upon adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we ceased amortizing our intangible assets with indefinite useful lives, which include our Federal Communications Commission, or FCC, licenses and goodwill. We review these assets for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of the licenses or goodwill is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the asset. Prior to 2002, we amortized FCC licenses and goodwill related to the acquisition of our FCC licenses over 40 years and goodwill related to the acquisition of our Nextel stores over 10 years. FCC licenses, which authorize wireless carriers to use radio frequency spectrum, are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, our 800 MHz and 900 MHz licenses are issued for periods of 10 years and our 700 MHz licenses are issued for a period of 15 years. All of our FCC licenses are subject to

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

construction and/or operational and technical requirements. The FCC has routinely granted license renewals if the licensees provide substantial services in their licensed area and have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses. See “— Adoption of SFAS No. 142.”

      We amortize our intangible assets that have finite lives over their estimated period benefited using the straight-line method. We amortize customer lists over their expected useful lives, which is generally 2 to 3 years. Other intangible assets include non-compete and spectrum sharing agreements and trademarks. We amortize non-compete agreements over the lives of the related agreements, generally 2 to 5 years and trademarks for periods up to 20 years. We will amortize our spectrum sharing agreement with NII Holdings over the estimated remaining useful life of the related international license upon completion of the related network construction.

      We amortized the international licenses and goodwill related to our international acquisitions over 20 years. In the countries in which NII Holdings operates, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset.

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

      We record all derivatives, including any derivatives embedded in contracts issued, acquired or substantively modified after December 31, 1998, in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and the hedged portion of our debt are recognized in interest expense in our statement of operations. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive loss and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. For hedge transactions that qualify for hedge accounting using the short-cut method, there is no net effect on results of operations.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Prior to January 1, 2001, under accounting principles generally accepted in the United States, we did not record our derivative instruments on the balance sheet at fair values. We recognized the periodic net cash settlements as adjustments to interest expense in our statement of operations. See note 9 for additional discussion of our derivative instruments and hedging activities.

      Debt Financing Costs. We amortize our debt financing costs as interest expense over the terms of the underlying obligations.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from activation fees on a straight line basis over the expected customer relationship period of 3.5 years, starting when wireless service is activated.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years for domestic sales and periods of up to 4 years for international sales, when title to the handset passes to the customer. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Accordingly, this multiple element arrangement is not accounted for separately.

      Change in accounting principle. In January 2000, we changed our handset and activation revenue and cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” Under the prior method of accounting, we recognized sales and the related costs of handsets sold when title to the handset passed to the customer and we recognized activation fees upon completion of the activation service and related activation costs as incurred. We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. This accounting change had no impact on income (loss) before income tax (provision) benefit, income (loss) available to common stockholders or related per share amounts for any period. As a result of our adoption of SAB No. 101, we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees reported prior to 2000 as follows:

	2002	2001	2000

	(in millions)
Year ended December 31	$130	$256	$316

      Customer Related Direct Costs. We recognize the costs of handset revenues over the expected customer relationship period of 3.5 years for domestic costs and periods of up to 4 years for international costs in amounts equivalent to the revenues recognized from handset sales. We recognize the costs of activation over the expected customer relationship period of 3.5 years in amounts equivalent to the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenues recognized from activation fees. Handset costs in excess of the revenue generated from handset sales are expensed at the time of sale and other customer related costs such as commissions and activation and fulfillment costs are expensed as incurred, as these amounts currently exceed the minimum contractual revenues. Minimum contractual revenues are currently limited to the revenue generated from handset sales and activation fees as our history of enforcing cancellation fee provisions for contracts with terminating customers is insufficient.

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. Stock-based compensation recorded in income (loss) available to common stockholders was $13 million, $16 million and $10 million for the years ended December 31, 2002, 2001 and 2000.

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income (loss) available to common stockholders and earnings (loss) per common share would have been as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share
	amounts)
Income (loss) available to common stockholders, as reported	$1,660	$(2,858)	$(1,024)
Stock-based compensation expense	(342)	(329)	(266)

Income (loss) available to common stockholders, pro forma	$1,318	$(3,187)	$(1,290)

Earnings (loss) per common share
Basic, as reported	$1.88	$(3.67)	$(1.35)

Diluted, as reported	$1.78	$(3.67)	$(1.35)

Basic, pro forma	$1.49	$(4.10)	$(1.71)

Diluted, pro forma	$1.43	$(4.10)	$(1.71)

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $345 million during 2002, $340 million during 2001 and $221 million during 2000.

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

      Earnings (Loss) Per Common Share, Basic and Diluted. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares primarily include the dilutive effects of shares issuable under our incentive equity plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes and convertible preferred stock computed using the if-converted method.

      For the year ended December 31, 2002, 84 million shares issuable under our incentive equity plans and 8 million shares issuable upon the assumed conversion of convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their current antidilutive effects. Because we reported losses in 2001 and 2000, the calculation of diluted earnings per common share for the years ended December 31, 2001 and 2000 excludes the effects of all potentially dilutive common shares due to their antidilutive effects.

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share
	amounts)
Income (loss) available to common stockholders — basic	$1,660	$(2,858)	$(1,024)
Interest expense eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007	15	—	—
6% convertible senior notes due 2011	37	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	8	—	—

Income (loss) available to common stockholders — diluted	$1,720	$(2,858)	$(1,024)

Weighted average number of common shares outstanding — basic	884	778	756
Effect of dilutive securities:
Class A convertible preferred stock	33	—	—
Incentive equity plans	6	—	—
4.75% convertible senior notes due 2007	12	—	—
6% convertible senior notes due 2011	26	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	—

Weighted average number of common shares outstanding — diluted	966	778	756

Earnings (loss) per common share
Basic	$1.88	$(3.67)	$(1.35)

Diluted	$1.78	$(3.67)	$(1.35)

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

      Motorola is the sole provider of the iDEN infrastructure equipment and substantially all of the handsets used throughout our network. If Motorola fails to deliver system infrastructure, handsets or necessary technology improvements and enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers. We expect to continue to rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network and substantially all of our handsets for the next several years.

      New Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under guarantees. The Interpretation also clarifies requirements related to the recognition of liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002. See notes 6 and 11.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which we hold a variable interest acquired before February 1, 2003. We are currently assessing the impact of adopting this Interpretation; however, we do not believe that it will have a material impact on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force, or EITF, issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, and we may elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the impact as a cumulative effect of a change in accounting principle in the statement of operations. We are currently assessing the impact of adopting EITF Issue No. 00-21. Under the provisions of SAB No. 101, we account for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of handsets. Accordingly, we recognize revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, when title to the handset passes to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. If we conclude that EITF Issue No. 00-21 requires us to account for the sale of our handsets as a unit of accounting separate from the subsequent service to the customer, we would recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. Accordingly, handset revenues and cost of handset revenues would be increased by equal amounts for sales of handsets beginning in the third quarter of 2003. If we applied EITF Issue No. 00-21 to existing arrangements, we would also reduce our total assets and liabilities by an equal amount, representing the revenues and costs deferred under SAB No. 101. There would be no impact on our cash flow, operating income or net income if we divide our arrangement into separate units of accounting under EITF Issue No. 00-21.

      Adoption of SFAS No. 142. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets for impairment at least annually. We will continue to amortize intangible assets that have finite lives over their useful lives.

      We performed our initial impairment test of FCC licenses and goodwill as of January 1, 2002, and annual impairment test as of October 1, 2002. In both cases, we concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We concluded, based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” that the unit of accounting for our 800 MHz and 900 MHz FCC licenses is our nationwide footprint. Using a residual value approach, we measured the fair value of our 800 and

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

900 MHz licenses by deducting the fair values of our domestic net assets, other than these FCC licenses, from our domestic reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to deferred tax liabilities related to FCC licenses expected to reverse during our net operating loss carryforward period. Since we ceased amortizing FCC licenses, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses that will reverse during the carryforward period. Accordingly, we increased our valuation allowance. During the year ended December 31, 2002, we have recorded an incremental $51 million non-cash charge to the income tax provision related to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs.

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

      During the year ended December 31, 2002, we acquired about $440 million of FCC licenses. Based only on the amortized intangible assets existing at December 31, 2002, we estimate the amortization expense to be $47 million during 2003, $26 million during 2004, $5 million during 2005, $2 million during 2006 and $1 million during 2007. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors. The table below summarizes our intangible assets.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2002			December 31, 2001

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	2 to 3 years	$129	$66	$63	$114	$25	$89
International licenses	20 years	—	—	—	192	—	192
Noncompete and spectrum	Up to 20
sharing agreements and other	years	58	10	48	24	9	15

		187	76	111	330	34	296

Unamortized intangible assets
FCC licenses		6,475		6,475	6,547	1,086	5,461
Goodwill		21		21	22	1	21

		6,496		6,496	6,569	1,087	5,482

Total intangible assets		$6,683	$76	$6,607	$6,899	$1,121	$5,778

      The table below reflects our financial results for the specified periods as if we had adopted SFAS No. 142 effective January 1, 2000 and accordingly not amortized our FCC licenses and goodwill. The income tax provision adjustments are similar in nature to the actual income tax charges recorded in 2002, which are discussed above.

	Year Ended
	December 31,

	2001	2000

	(in millions, except per
	share amounts)
Loss attributable to common stockholders, as reported	$(2,858)	$(1,024)
Amortization of goodwill and FCC licenses recorded	147	126
Income tax provision adjustments	(70)	(338)

Loss attributable to common stockholders, pro forma	$(2,781)	$(1,236)

Loss per common share, basic and diluted, as reported	$(3.67)	$(1.35)
Amortization of goodwill and FCC licenses recorded	0.19	0.17
Income tax provision adjustments	(0.09)	(0.45)

Loss per common share, basic and diluted, pro forma	$(3.57)	$(1.63)

      Adoption of SFAS No. 145. On April 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, gains and losses on the retirement of debt for all periods presented have been classified as other income (expense) in our statements of operations rather than as extraordinary items.

2.     Significant Acquisitions

      Domestic. In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz specialized mobile radio licenses for an aggregate cash purchase price of $136 million, $111 million of which was paid to Chadmoore in 2002. We accounted for this acquisition as a business combination.

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

      NII Holdings. In May 2000, NII Holdings purchased the remaining equity interests of its Peruvian operating company from Motorola International Development Corporation and the other minority stockholder, increasing NII Holdings’ ownership interest in its Peruvian operating company from 64% to 100%. At the same time, NII Holdings purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of NII Holdings’ primary Brazilian operating company. In May 2000, NII Holdings also purchased three Chilean specialized mobile radio companies from Motorola International. NII Holdings paid Motorola International an aggregate purchase price of $78 million in cash for the acquisitions in Peru, Brazil and Chile.

      In July 2000, NII Holdings entered into a purchase, release and settlement agreement with McCaw International (Brazil)’s minority interest group, represented by Telecom Ventures, L.L.C. Under that agreement, in August 2000, NII Holdings made a cash payment to members of the group totaling $146 million, received all of the equity interests held by the group in McCaw International (Brazil) and exchanged mutual releases with all of the group’s members. In addition, all pending court disputes between NII Holdings and Telcom Ventures, a member of the group, were permanently dismissed. As a result, NII Holdings increased its ownership interest in both its Brazilian operating company and McCaw International (Brazil) to 100%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including its rights to put its equity interests to NII Holdings beginning in October 2001, were terminated.

      During 2000, NII Holdings acquired several additional Latin American businesses for a total cash purchase price of $163 million. NII Holdings also increased its direct and indirect ownership interests in its Philippine operating company to about 51% in 2000 by purchasing some of the minority owners’ equity interests for $10 million and to about 59% in 2001 by purchasing additional equity interests of the minority holders for $4 million in January 2001. During the second half of 2002, NII Holdings sold all of its equity interests in its Philippine operating company.

      Purchase Price Allocation. The total purchase price and net assets acquired for significant domestic business combinations completed during 2002, 2001 and 2000 and international business combinations completed during 2000 are presented below. The direct cost of business combinations and net assets acquired during 2000 includes the effect of the consolidation of NII Holding’s Philippine operating company previously accounted for under the equity method.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Direct cost of business combinations
Cash paid, net of cash acquired	$111	$245	$386
Cash paid in prior periods	25	22	—
Investments — carrying value prior to consolidation	—	—	91
Accrued acquisition and transaction costs and other	6	7	27

	$142	$274	$504

Net assets acquired
Working capital — net	$—	$4	$3
Property, plant and equipment	—	11	68
Intangible assets	142	256	503
Other assets	—	3	5
Other liabilities	—	—	25
Deferred income taxes	—	—	(100)

	$142	$274	$504

      Pro Forma Results. Since results of operations for the years ended December 31, 2002, 2001 and 2000 were not materially affected by the business combinations consummated in 2002, 2001 and 2000, pro forma results are not presented. All of the business combinations described above were accounted for by the purchase method. As a result, assets and liabilities have been reflected at estimated fair values at the date of acquisition. We include the operating results of the acquired companies in our consolidated statements of operations from their acquisition dates.

3.     Restructuring and Impairment Charges

      Domestic. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with International Business Machines Corporation, or IBM, and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to facilities we planned to vacate net of estimated sublease income. The restructuring charge also includes employee separation costs associated with the involuntary termination of about 700 employees throughout the organization. As of December 31, 2002, all of these employee separations have been completed. The following table presents the activities related to the restructuring.

	Restructuring		Deductions		December 31, 2002
	and Impairment				Restructuring
	Charges	Adjustment	Payments	Noncash	Liability

	(in millions)
Facilities	$29	$(4)	$(3)	—	$22
Employee separation	4	4	(8)	—	—
Asset impairments	2	—	—	(2)	—

	$35	—	$(11)	$(2)	$22

      The adjustment to our facilities charge estimate results from our ability to utilize some of the vacated facilities in our ongoing business. The increase to the employee separation charge results from the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

continuation of a reduction in force initiative we began in the first quarter of 2002 and continued into the second quarter of 2002.

      In May 2001, we announced a restructuring to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter of 2001, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount.

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

      To estimate fair value of the long-lived assets related to its Philippine operating company, NII Holdings used a market value-based approach, as reviewed and determined to be reasonable by an independent consultant. Based on the results of the market value-based approach, NII Holdings estimated the fair value of the long-lived assets to be about $15 million. As a result, during the third quarter of 2001, NII Holdings wrote-down the carrying values of the long-lived assets of its Philippine operating company to their estimated fair market values and recorded a $147 million non-cash pretax impairment charge.

      In view of the capital constrained environment and its lack of funding sources, NII Holdings undertook an extensive review of its business plan during the fourth quarter of 2001 and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. NII Holdings retained outside financial advisors to assist it in studying various strategic alternatives.

      NII Holdings’ revised business plan pursued a less aggressive growth strategy and reflected the anticipated available sources of funding. The revised business plan included some capital expenditures necessary to continue to selectively build out some of its networks at slower rates and contemplated the restructuring of its outstanding indebtedness and the receipt of $250 million of capital funding to finance capital expenditures and some operating expenses and the continued availability of short-term handset financing.

      In connection with the implementation of its revised business plan, NII Holdings reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of its operating companies in accordance with SFAS No. 121. Since the receipt of funds contemplated in its revised business plan was uncertain, NII Holdings did not consider in its analysis the future cash flows generated by any additional funding. NII Holdings’ analysis indicated that all of the long-lived assets held by each of its operating companies were impaired, primarily due to its curtailed growth projections.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In consultation with an independent consultant and outside financial advisors, NII Holdings estimated the fair values of the long-lived assets held by its operating companies based on discounted cash flows. Due to its unique wireless technology and specific spectrum holdings, comparable market prices were generally not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, NII Holdings also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. NII Holdings’ determination of fair value required it to make estimates and assumptions that significantly affect the reported amounts of long-lived assets at December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily included, but were not limited to, estimates of future cash flows, remaining useful lives, discount rates, growth rates and terminal values.

      The following table shows the impact of the 2001 impairment and restructuring charges related to NII Holdings’ long-lived assets by type (in millions):

Property, plant and equipment	$1,089
Intangibles
Goodwill	144
Licenses	476
Customer lists	12
Other	3
Other noncurrent assets	17
Restructuring charges and other	6

Total non-cash pretax impairment charge on long-lived assets	$1,747

      During the fourth quarter of 2001, NII Holdings wrote-down the carrying values of the long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pretax impairment charges of about $1,594 million. The new cost basis of the impaired assets was $541 million as of December 31, 2001.

      In connection with the fourth quarter implementation of its revised business plan, NII Holdings’ operating companies in Brazil and the Philippines restructured their operations to align their objectives with NII Holdings’ less aggressive growth strategy. These restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain their earlier growth expectations. In addition, NII Holdings wrote-off an information technology development project that was abandoned in connection with its revised business plan. As a result of these restructurings, NII Holdings recorded $6 million in pre-tax restructuring and other charges in the fourth quarter of 2001.

4.	Balance Sheet Details

	December 31,

	2002	2001

	(in millions)
Accounts and notes receivable
Trade	$1,170	$1,216
Notes receivable and other	34	62
Less allowance for doubtful accounts	(127)	(167)

	$1,077	$1,111

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2002	2001

	(in millions)
Prepaid expenses and other current assets
Deferred costs of handset sales and activation	$505	$412
Prepaid expenses	104	121

	$609	$533

Property, plant and equipment
Land	$1	$1
Buildings and improvements	190	183
Network equipment and software	11,043	10,139
Non-network internal use software, office equipment and other	1,318	1,173
Less accumulated depreciation and amortization	(5,007)	(3,667)

	7,545	7,829
Network asset inventory and construction in progress	1,373	1,445

	$8,918	$9,274

Other assets
Deferred costs of handset sales and activation	$678	$441
Debt financing costs, net	183	289
Deposits on future acquisitions	158	207
Software to be sold, leased or marketed	53	26
Other	92	138

	$1,164	$1,101

Accrued expenses and other
Deferred handset sales and activation fees	$505	$412
Deferred access revenues	229	166
Payroll related items and commissions	220	197
Accrued interest	165	211
Deferred gain on sale leaseback transaction (note 5)	106	—
Derivative liability	104	35
Customer deposits	98	38
Other	322	411

	$1,749	$1,470

Deferred revenues and other
Deferred handset sales and activation fees	$678	$441
Deferred gain on sale leaseback transaction (note 5)	185	—
Deferred rent	44	41
Derivative liability	—	52
Other	42	32

	$949	$566

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Investments

	December 31,

	2002	2001

	(in millions)
Equity method investments, at cost less equity in net income (loss)
NII Holdings, net of equity in net income of $16 and $0	$32	$—
Nextel Partners, net of equity in net losses of $315 and $223	17	96
Other	2	3
Mandatorily redeemable preferred stock, at accreted liquidation preference value, of Nextel Partners	35	31
Marketable equity securities	—	50
Marketable debt securities — NII Holdings	49	—
Nonmarketable equity securities, at cost	10	8

	$145	$188

      Our percentage ownership for each of our material investments is as follows. For equity method investments, the percentage ownership below represents the percentage of the affiliates’ earnings or losses recognized.

	Percentage
	Ownership
	December 31,

	2002	2001

Equity Method Investments
NII Holdings, Inc.	36%	—
Nextel Partners, Inc.	32%	32%
Marketable Equity Securities
SpectraSite Holdings, Inc.	—	9%

      NII Holdings. On November 12, 2002, NII Holdings, our former subsidiary, reorganized under Chapter 11 of the U.S. Bankruptcy Code. The reorganization of NII Holdings included a new infusion of capital into NII Holdings of $190 million, $140 million of which was provided by existing creditors in exchange for about $181 million in aggregate principal amount at maturity of a new series of 13% senior secured notes of NII Holdings and shares of NII Holdings’ class A common stock. We contributed about $51 million in cash of this $140 million and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. We allocated the $51 million investment between the debt and equity instruments based upon their relative fair values. This resulted in a carrying value of $37 million for the debt and a carrying value of $14 million for the 5.7 million shares of NII Holdings’ new class A common stock. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million, in settlement of the old NII Holdings senior notes held by us and other claims. See note 8 for more details on our purchase of these senior notes in 2001. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement, $25 million of which remains in escrow pending the completion of NII Holdings’ obligations under this arrangement.

      We account for our investment in NII Holdings new series of 13% senior secured notes as available-for-sale securities. We account for our new 36% equity interest in NII Holdings using the equity method. Based on the total 7.1 million shares of NII Holdings new class A common stock we own, our equity investment carrying value of $18 million upon emergence was equal to our 36% share of NII Holdings’ new equity value of $50 million under fresh-start accounting.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Upon NII Holdings’ emergence from bankruptcy, we entered into a revised overhead services agreement with NII Holdings under which we provide certain administrative, engineering and technical, information technology and marketing services for agreed upon service fees. During 2002, we charged NII Holdings $2 million for services provided under both the old and revised overhead services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. Under roaming agreements between one of our wholly owned subsidiaries and wholly owned subsidiaries of NII Holdings, we were charged $7 million during 2002 for our subscribers roaming on NII Holdings’ networks, net of roaming revenues earned of $1 million for NII Holdings’ subscribers roaming on our network. We recorded the roaming revenues we earned from NII Holdings as service revenues and we recorded the roaming expenses we were charged as cost of service. We have a net receivable due from NII Holdings of $1 million as of December 31, 2002.

      See the consolidated financial statements of NII Holdings in the financial statement schedules found at the end of this annual report on Form 10-K.

      Nextel Partners. In 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola and Eagle River Investments, L.L.C., an affiliate of Mr. McCaw, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a network utilizing the iDEN technology used in our network. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock (a) if (i) we elect to cease using iDEN technology on a nationwide basis; (ii) such change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change; (b) if we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements; (c) if we experience a change of control; or (d) if we breach the operating agreements.

In addition, if we require a change by Nextel Partners to match changes we have made in our business, operations or systems, in certain circumstances we have the right to purchase, and Nextel Partners’ stockholders have the right to require us to purchase, the outstanding class A common stock. Except in the case of Nextel Partners’ breach, the consideration we would be required to pay would also involve a premium based on various pricing formulas or appraisal processes. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

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

      As a result of Nextel Partners’ initial public offering in February 2000, our total ownership interest was diluted. Our investment in certain Nextel Partners preferred stock converted to voting class B common stock. We continue to hold nonvoting preferred stock that is subject to mandatory cash redemption by February 2010.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In September 2000, pursuant to binding agreements, Nextel Partners exercised its option to acquire from us specified additional territories and assets, including related FCC licenses. In exchange, we received $31 million in equity for the licenses and $3 million in cash for the other assets. This transaction resulted in a gain of $22 million, of which we recorded $15 million in other income in 2000. We deferred $7 million of the gain, which we no longer amortize upon the adoption of SFAS No. 142.

      Under a roaming agreement between one of our wholly owned subsidiaries and a wholly owned subsidiary of Nextel Partners, we were charged $40 million during 2002, $36 million during 2001 and $19 million during 2000 for our customers roaming on Nextel Partners’ network, net of roaming revenues earned. One of our wholly owned subsidiaries provides specified telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $52 million in 2002, $49 million in 2001 and $15 million in 2000, which we recorded as a reduction to cost of service. We charged Nextel Partners $6 million in 2002, $5 million in 2001 and $4 million in 2000 for administrative services provided under a services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We have a net receivable due from Nextel Partners of $16 million as of December 31, 2002 and $5 million as of December 31, 2001.

      Summarized financial information reported by Nextel Partners is presented below.

	December 31,

	2002	2001

	(in millions)
Current assets	$358	$659
Noncurrent assets	1,378	1,163
Total assets	1,736	1,822
Current liabilities	162	128
Noncurrent liabilities	1,463	1,343
Mandatorily redeemable preferred stock	35	31

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Operating revenues	$671	$377	$136
Cost of revenues	354	252	112
Loss before cumulative effect of change in accounting principle	282	286	265
Loss available to common stockholders	286	291	271

      SpectraSite. In April 1999, we and some of our subsidiaries transferred about 2,000 telecommunications towers and related assets to SpectraSite Holdings, Inc. and some of its subsidiaries, which we then leased back. We also entered into a commitment agreement with SpectraSite to lease at least 1,700 additional towers in the United States by April 2004 to support the expansion of our network and the compatible network of Nextel Partners. In exchange, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet, and we received an ownership interest in SpectraSite. Due to our continuing involvement in SpectraSite, these transactions were accounted for by the financing method. During 2001, we fulfilled our obligation under the 1,700 tower commitment.

      During 2002, we recognized a $37 million other-than temporary reduction in the fair value of our investment in SpectraSite. In December 2002, we sold all of our equity investment in SpectraSite for a de minimus amount.

      The sale of our equity investment in SpectraSite ended our continuing involvement in SpectraSite for substantially all of our tower leases. Accordingly, we recognized a deferred gain on the sale of such towers to SpectraSite and will account for payments under the leasebacks as operating leases. As a result, the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

future lease payments will be recorded as rent expense. We reduced our finance obligation by $655 million, tower assets by $356 million and deferred transaction costs by $8 million. The $291 million net difference represents the deferred gain, which will be recognized over the remainder of the initial lease term of each tower lease, ranging from 2003 to 2007. As of December 31, 2002 we had a remaining finance obligation balance of $10 million.

      TELUS Corporation. In October 2000, TELUS Corporation acquired Clearnet Communications, Inc., a publicly traded Canadian company in which NII Holdings owned an equity interest, for cash and stock. TELUS is a telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and Internet communications services primarily in Western Canada. Under agreements among NII Holdings, TELUS and Clearnet, NII Holdings exchanged all of its Clearnet stock for nonvoting shares of TELUS. In exchange for 8.4 million shares of Clearnet stock, NII Holdings received 13.7 million shares of TELUS stock, representing slightly less than 5% of the ownership interest in TELUS. We recorded a pre-tax gain of $275 million in 2000 related to this transaction. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the shares of TELUS stock were recorded at their then current market value in our financial statements.

      In September 2001, we recognized a $188 million other-than-temporary reduction in the fair value of our investment in TELUS based on its stock price at September 30, 2001. In November 2001, NII Holdings sold its investment in TELUS for $196 million in cash, including $57 million that was placed directly into an escrow account as collateral for a portion of NII Holdings’ vendor credit facilities. NII Holdings recorded a pre-tax gain of $42 million in the fourth quarter of 2001 as a result of this sale.

6.     Fair Value of Financial Instruments

      We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions as well as estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Marketable equity securities	$—	$—	$50	$50
Marketable debt securities — NII Holdings	49	49	—	—
Nonmarketable mandatorily redeemable preferred stock of Nextel Partners	35	17	31	11
Debt of NII Holdings, nonrecourse to and not held by parent	—	—	1,865	542
Domestic long-term debt, including current portion	12,278	11,033	13,864	11,044
Derivative instruments, net	(41)	(41)	(70)	(70)
Mandatorily redeemable preferred stock	1,015	912	2,114	1,100
Finance obligation	10	8	693	416

      Cash and Cash Equivalents, Restricted Cash, Short-term Investments, Accounts and Notes Receivable, Escrow Deposits, Accounts Payable, Accrued Expenses and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Marketable Debt and Equity Securities. We estimate the fair value of these securities based on quoted market prices. At December 31, 2002 and 2001, marketable debt and equity securities included within investments consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(in millions)
2002
Available-for-sale debt securities	$38	$11	$—	$49
2001
Available-for-sale equity securities	$38	$12	$—	$50

      Nonmarketable Mandatorily Redeemable Preferred Stock of Nextel Partners. We estimate the fair value of this investment based on the present value of future cash flows, using a discount rate available for similar investments, adjusted for this investment’s nonmarketability and credit rating.

      Debt. We estimate the fair value of these securities based on quoted market prices of our senior notes and estimates from bankers for our domestic bank credit facility. As NII Holdings’ bank and vendor credit facilities did not have quoted market prices, NII Holdings estimated fair value for these facilities based on their then current carrying values, as interest rates were reset periodically. However, as a result of defaults under these facilities, other methods used to determine fair value could have resulted in significantly different amounts. See note 7.

      Derivative Instruments. The fair value of these instruments is based on estimates obtained from bankers to settle the agreements. See note 9.

      Mandatorily Redeemable Preferred Stock. We estimate the fair value of these securities based on quoted market prices. See note 12.

      Finance Obligation. We estimate the fair value of our finance obligation based on the present value of future cash flows using a discount rate available for similar obligations. See note 7.

      Letters of Credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $30 million and $31 million at December 31, 2002 and 2001. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

      Of the outstanding letters of credit of $30 million at December 31, 2002, $23 million relates to a capital lease which will terminate effective March 2003 upon our exercise of the early buy out option provided for in the lease. See note 7 for related discussion of the capital lease obligation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.     Long-Term Debt, Capital Lease and Finance Obligations

	December 31,

	2002	2001

	(dollars in millions)
Domestic
10.65% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $59	$756	$781
9.75% senior serial redeemable discount notes due 2007, net of unamortized discount of $0 and $86	1,086	1,043
4.75% convertible senior notes due 2007	284	354
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $16 and $168	1,364	1,459
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3	297	297
9.375% senior serial redeemable notes due 2009	1,796	2,000
5.25% convertible senior notes due 2010	622	1,150
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $58 and $11	948	1,261
6% convertible senior notes due 2011	608	1,000
Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or London Interbank Offered Rate, or LIBOR, (2.7% to 5.9% — 2002; 4.02% to 10.44% — 2001)	4,500	4,500
Other	17	19

Total domestic long-term debt	12,278	13,864
Less domestic current portion	(199)	(49)

	$12,079	$13,815

NII Holdings
13% senior redeemable discount notes due 2007, issued by NII Holdings, net of unamortized discount of $26	$—	$504
12.125% senior serial redeemable discount notes due 2008, issued by NII Holdings, net of unamortized discount of $69	—	420
12.75% senior serial redeemable notes due 2010, issued by NII Holdings, net of unamortized discount of $5	—	451
NII Holdings vendor credit facilities, interest payable quarterly or semiannually at an adjusted rate calculated based either on the U.S. prime rate or LIBOR (7.25% to 11.21% — 2001)	—	382
Argentina credit facilities, interest payable quarterly at an adjusted rate calculated based either on the Adjusted Base Rate or the Eurodollar rate (7.63% to 11.5% — 2001)	—	108

Total NII Holdings’ debt nonrecourse to and not held by parent	—	1,865
Less NII Holdings’ current portion	—	(1,865)

	$—	$—

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2002	2001

	(dollars in millions)
Consolidated
Total consolidated debt	$12,278	$15,729
Less current portion	(199)	(1,914)

	$12,079	$13,815

Domestic capital lease and finance obligations
Capital lease obligations	$262	$308
Finance obligation	10	693

Total capital lease and finance obligations	272	1,001
Less current portion	(52)	(96)

	$220	$905

      See note 8 for information regarding the retirement of long-term debt.

Domestic Long Term Debt

      10.65% Senior Redeemable Discount Notes. Cash interest on the 10.65% senior redeemable discount notes due 2007 began to accrue September 15, 2002 and is payable semiannually beginning March 15, 2003 at a rate of 10.65% per year. These notes became callable, at our option, on September 15, 2002 at an initial redemption price of 105.325% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.75% Senior Serial Redeemable Discount Notes. Cash interest on the 9.75% senior serial redeemable discount notes due 2007 began to accrue October 31, 2002 and is payable semiannually beginning April 30, 2003, at a rate of 9.75% per year. These notes became callable, at our option, October 31, 2002 at an initial redemption price of 104.875% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

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

      9.375% Senior Serial Redeemable Notes. Cash interest on the 9.375% senior serial redeemable notes due 2009 is payable semiannually on May 15 and November 15 at a rate of 9.375% per year. We may choose to redeem some or all of these notes starting November 15, 2004 at an initial redemption price of 104.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.5% Senior Serial Redeemable Notes. In January 2001, we completed the sale of $1.25 billion in principal amount of 9.5% senior serial redeemable notes due 2011, generating $1.245 billion in net cash proceeds. Cash interest is payable semiannually on February 1 and August 1 at a rate of 9.5% per year. We may choose to redeem some or all of these notes starting February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before February 1, 2004, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 109.5% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $500 million of our 9.5% senior serial redeemable notes. As a result of this hedge and in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have recognized a $58 million and $11 million increase to the carrying value of these notes as of December 31, 2002 and December 31, 2001, respectively. See note 9. However, this fair value hedge adjustment does not change the amounts due at maturity of the notes.

      4.75% Convertible Senior Notes. Cash interest on the 4.75% convertible senior notes due 2007 is payable semiannually on January 1 and July 1 at a rate of 4.75% per year. These notes became callable, at our option, on July 6, 2002 at an initial redemption price of 102.714% plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $23.654 per share, subject to adjustment. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

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

      Domestic Bank Credit Facility. As of December 31, 2002, our credit facility provided for total secured financing capacity of up to $5.9 billion, subject to the satisfaction or waiver of applicable borrowing conditions. As of December 31, 2002, this facility consisted of a $1.4 billion revolving loan

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

commitment and $4.5 billion in term loans. All of the term loans have already been fully accessed. Principal repayment began on the term loans in the amount of $47 million in the fourth quarter of 2002, and the several tranches that make up the term loans mature over a period from December 31, 2007 to March 31, 2009. On December 31, 2002, the amount of the revolving loan commitment available to us was reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. Starting April 1, 2004, the reductions become more significant until 2007 when no amounts will be available thereunder.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility, as amended. Some of these ratios become more stringent into 2003, at which time they become fixed. As of December 31, 2002, we were in compliance with all financial ratio tests under our credit facility. Borrowings under the credit facility are secured by liens on assets of substantially all of our subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

      In addition, the loans under the credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our credit facility. However, no such acceleration is permitted if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to access additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2002, we were able to access substantially all of the remaining $1.4 billion available under the bank credit facility.

      The credit facility also contains covenants which limit our ability and some of our subsidiaries’ abilities to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified limited purposes, these covenants limit the distribution of substantially all of our subsidiaries’ net assets.

NII Holdings Long-Term Debt

      On November 12, 2002, NII Holdings emerged from bankruptcy. As a result of the bankruptcy reorganization, none of the NII Holdings’ obligations discussed below are included in our December 31, 2002 balance sheet. See note 8 for further details.

      NII Defaults. On December 31, 2001, NII Holdings’ Argentine operating company failed to make principal payments on its $108 million Argentine credit facilities, and on February 1, 2002, NII Holdings failed to make a $41 million interest payment on its $650 million aggregate principal amount 12.75% senior notes, resulting in defaults under these facilities, as well as under its $382 million of vendor financing facilities with Motorola Credit Corporation due to cross-default provisions. NII Holdings decided not to make these payments as part of the cash preservation process undertaken to restructure its debts and implement a revised business plan. On May 24, 2002, NII Holdings filed a voluntary petition for

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The following provides details of NII Holdings’ senior notes and credit facilities prior to their reorganization.

      Senior Redeemable Notes issued by NII Holdings. The 13% senior redeemable discount notes due 2007 were callable beginning October 15, 2002. Cash interest on these notes was to accrue beginning April 15, 2002 and was payable semiannually beginning October 15, 2002 at a rate of 13% per year.

      The 12.125% senior serial redeemable discount notes due 2008 were callable beginning April 15, 2003. Cash interest on these notes was to accrue beginning April 15, 2003 and was payable semiannually beginning October 15, 2003 at a rate of 12.125% per year.

      In August 2000, NII Holdings completed the sale of $650 million in principal amount of 12.75% senior serial redeemable notes due 2010, generating $624 million in net cash proceeds. These notes were callable beginning August 1, 2005. Cash interest was payable semiannually on February 1 and August 1 at a rate of 12.75% per year.

      NII Holdings Facilities. As of December 31, 2001, there were no amounts available for borrowing under NII Holdings’ credit facilities.

      An equipment financing agreement with Motorola Credit Corporation, a subsidiary of Motorola, provided $125 million in multi-draw term loans to McCaw International (Brazil), Ltd. Loans made were used to acquire network equipment and related services from Motorola. The financing advanced under this agreement was repayable in U.S. dollars in semiannual installments beginning December 31, 2002, with final payment due June 30, 2005.

      An equipment financing facility between NII Holdings and Motorola Credit provided for $225 million of secured term loans primarily used to finance the cost of qualifying purchases of network equipment and related services and to repay all of the previously outstanding long-term debt of NII Holdings’ Philippine operating company. Amounts borrowed under this facility were repayable in semiannual installments beginning December 31, 2002 and maturing June 30, 2006.

      NII Holdings had an agreement with Motorola Credit under which Motorola Credit provided $57 million in incremental term loans to NII Holdings. In January 2000, NII Holdings borrowed the full $57 million available under this facility to acquire network equipment and related services from Motorola. Amounts borrowed under this facility were to mature June 30, 2003. NII Holdings’ Argentine operating company had credit facilities with Chase Manhattan Bank and Motorola Credit which provided $100 million in term loans for general corporate purposes and $50 million in incremental term loans for purchasing qualifying network equipment and related services from Motorola. Loans under this facility were repayable in quarterly installments beginning September 30, 2000 through March 31, 2003.

Capital Lease Obligations

      In August 2000, we completed a switch equipment sale leaseback transaction that is being accounted for as a capital lease. We received total net proceeds of $280 million, resulting in a gain of $19 million. The gain, which has been deferred, is being amortized into depreciation expense on a straight-line basis over the seven-year lease term.

      Effective April 2001, a switch equipment sale leaseback transaction, previously accounted for as an operating lease, has been accounted for as a capital lease in the amount of $84 million due to a modification to the lease provisions. In December 2002, we notified the lessor of our intent to exercise the early buy out option provided for in the lease effective March 2003 in the amount of $69 million.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Finance Obligation

      In December 2002, we sold all of our equity investment in SpectraSite for a de minimus amount. The sale of our equity investment in SpectraSite ended our continuing involvement in SpectraSite for substantially all of our tower leases. Accordingly, we recognized a deferred gain on the sale of these towers to SpectraSite and will account for payments under the leasebacks as operating leases. We reduced our finance obligation by $655 million. See note 5 for further discussion of our transactions with SpectraSite.

Future Maturities of Long-Term Debt, Capital Lease and Finance Obligations

      For the years subsequent to December 31, 2002, scheduled annual maturities of long-term debt, capital lease and finance obligations outstanding as of December 31, 2002 under existing long-term debt, capital lease and finance obligation agreements are as follows:

		Capital Lease
	Long-Term	and Finance
	Debt	Obligations	Total

	(in millions)
2003	$199	$75	$274
2004	327	75	402
2005	433	74	507
2006	466	64	530
2007	2,563	48	2,611
Thereafter	8,251	—	8,251

	12,239	336	12,575
Less unamortized discount	(19)	—	(19)
Less imputed interest	—	(64)	(64)
Add fair value hedge adjustment	58	—	58

	$12,278	$272	$12,550

8.	Retirement of Long-Term Debt and Mandatorily Redeemable Preferred Stock

      Domestic. In 2000, we utilized $1.21 billion of cash to redeem prior to final maturity all of our outstanding 10.125% senior notes due 2004 and 9.75% senior notes due 2004. As a result of these transactions, we recognized a loss of $104 million, representing the excess of the purchase price over the carrying values of the redeemed notes and the write-off of $26 million of unamortized debt financing costs.

      Also in 2000, we issued 10.4 million shares of our class A common stock upon the conversion of $246 million of our 4.75% convertible senior notes, representing the stated conversion price of $23.654 per share. In order to induce conversion of these notes prior to redemption, we paid the converting note holders cash and recorded $23 million of debt conversion expense which is included in other income (expense).

      During the first half of 2000, we issued 6.7 million shares of our class A common stock upon the conversion of $98 million in total accreted value of our zero coupon convertible preferred stock mandatorily redeemable in 2013, representing the original stated conversion rate.

      For the year ended December 31, 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and $1,258 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 172 million shares of class A common stock valued at $1,197 million and $843 million in cash. As a result of the purchase and retirement of the senior notes, excluding the convertible senior notes retired in exchange for shares of class A common stock, we recognized a gain of $514 million in other income (expense) in the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accompanying statements of operations, representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of unamortized debt financing costs. We retired some of our outstanding convertible senior notes by issuing more shares of our class A common stock than the noteholders were entitled to under the original terms of these notes. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” we recorded debt conversion expense of $160 million in other income (expense) equivalent to the fair value of the additional shares issued as measured on the transaction date. As a result of the mandatorily redeemable preferred stock transactions, we recognized a gain in paid-in capital of $485 million, representing the excess of the carrying value over the purchase price of the purchased and retired mandatorily redeemable preferred stock and the write-off of unamortized financing costs. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material. The table below details these retirements by security.

			Accretion of
	Balance	Book	Unamortized	Balance	Principal
	December 31,	Value of	Discount or	December 31,	Value of
	2001	Retirements	Dividends	2002	Retirements

	(dollars in millions)
10.65% senior redeemable discount notes due 2007	$781	$82	$57	$756	$84
9.75% senior serial redeemable discount notes due 2007	1,043	42	85	1,086	43
4.75% convertible senior notes due 2007	354	70	—	284	70
9.95% senior serial redeemable discount notes due 2008	1,459	233	138	1,364	247
9.375% senior serial redeemable notes due 2009	2,000	204	—	1,796	204
5.25% convertible senior notes due 2010	1,150	528	—	622	528
9.5% senior serial redeemable notes due 2011	1,261	360	47*	948	360
6% convertible senior notes due 2011	1,000	392	—	608	392
13% series D exchangeable preferred stock mandatorily redeemable 2009	883	474	62	471	471
11.125% series E exchangeable preferred stock mandatorily redeemable 2010	1,149	798	103	454	787

Total retirements		$3,183			$3,186

*	Represents the non-cash increase to the fair value hedge adjustment during the year.

      NII Holdings. In August 2001, Nextel Communications purchased in private placement transactions an aggregate of $422 million in principal amount of NII Holdings’ 13% senior redeemable discount notes due 2007, $241 million in principal amount of NII Holdings’ 12.125% senior serial redeemable discount notes due 2008 and $194 million in principal amount of NII Holdings’ 12.75% senior serial redeemable notes due 2010 in exchange for about 21.6 million shares of our class A common stock. Nextel Communications continued to hold these notes, and therefore, these notes remained outstanding

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligations of NII Holdings. However, in accordance with generally accepted accounting principles, these transactions were recorded as an early retirement of debt in our consolidated financial statements. As a result, we recognized a gain of $469 million, representing the excess of the net carrying values of the repurchased notes over the market value of the 21.6 million shares on the dates of the exchange.

      On November 12, 2002, NII Holdings consummated its reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy reorganization, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share. This included the $857 million aggregate principal amount of notes of NII Holdings that Nextel Communications purchased in August 2001. NII Holdings reinstated in full its $325 million of outstanding equipment financing owed to Motorola Credit Corporation, subject to deferrals of principal amortization and some structural modifications. NII Holdings also repaid the outstanding principal balance, together with accrued interest, due under its $57 million incremental financing facility owed to Motorola using restricted cash held in escrow, which amount will be available for borrowing under some circumstances. The Argentine credit facility was retired in exchange for a $5 million payment and the issuance of 400,000 shares of NII Holdings’ new class A common stock.

9.     Derivative Instruments and Hedging Activities

      We use derivative instruments consisting primarily of interest rate swap agreements to manage our exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk associated with our derivative instruments by establishing and monitoring limits on the degree of risk that may be undertaken. This risk is also monitored through regular communication with senior management. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk that the counterparty exposes us to loss in the event of nonperformance. We mitigate credit risk by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s, and by setting exposure limits with each approved counterparty. We currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      The following table summarizes our interest rate swap agreements at December 31, 2002 and 2001.

	Notional	Fair			Pay	Receive
	Amount	Value	Maturity		Rate	Rate

	(dollars in millions)
As of December 31, 2002
Pay fixed rate, receive variable rate(1)	$570	$(112)	3.3 year	s	8.1%	1.8%
Pay variable rate, receive fixed rate	500	74	8.1 year	s	4.8%	9.5%
Pay variable rate, receive variable rate	400	(3)	0.1 year		4.7%	1.4%
As of December 31, 2001
Pay fixed rate, receive variable rate(1)	$570	$(83)	4.3 year	s	8.1%	2.6%
Pay variable rate, receive fixed rate	500	26	9.1 year	s	5.4%	9.5%
Pay variable rate, receive variable rate	400	(13)	1.1 year	s	5.0%	2.0%

(1)	This interest rate swap requires a cash settlement in October 2003.

      We hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      In July 2001, we entered into interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on results of operations for the twelve months ended December 31, 2002, relating to the ineffectiveness of these fair value hedges. As of December 31, 2002, we have recognized the interest rate swaps at their fair values of $74 million, consisting of $16 million in interest receivable and $58 million in other assets, with an offsetting $58 million adjustment to the carrying value of our hedged debt.

      We also use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of December 31, 2002, we have recognized all of our cash flow hedges at their fair values of $115 million in other current and other noncurrent liabilities on our balance sheet. For our interest rate swap that qualifies for cash flow hedge accounting, an unrealized loss of $27 million, representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified to interest expense in the same period during which our hedged debt affects interest expense. We expect to reclassify this $27 million to interest expense in 2003. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting, and changes in the fair value of our swap not qualifying for hedge accounting, are recognized in our statement of operations in the period of the change. Interest expense includes a gain of $10 million for the year ended December 31, 2002, and a loss of $7 million for the year ended December 31, 2001, representing changes in the fair value of our swap not qualifying for hedge accounting. Interest expense includes a loss of $22 million for the year ended December 31, 2002 and a net effect of zero for the year ended December 31, 2001 relating to the ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting. Interest expense related to the periodic net cash settlements on all swaps was $26 million in 2002 and $22 million in 2001.

      In June 2001, we terminated a variable to variable interest rate swap in the notional amount of $100 million in accordance with its original terms. There was no realized gain or loss associated with this termination.

      Prior to January 1, 2001, under accounting principles generally accepted in the United States, we did not record our derivative instruments on the balance sheet at fair values. We recognized the periodic net cash settlements as adjustments to interest expense in our statement of operations. The incremental net effect was a $1 million decrease in interest expense for the year ended December 31, 2000. Some of our interest rate swaps and all of our option agreements were terminated during 2000 in accordance with their original terms.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income Taxes

      The components of the income tax (provision) benefit were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current
State	$(5)	$—	$—
Foreign	—	(26)	(2)
Deferred
Federal	(325)	33	30
State	(61)	—	—
Foreign	—	128	5

	(386)	161	35

Income tax (provision) benefit	$(391)	$135	$33

      Our income tax (provision) benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before extraordinary item as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Income tax (provision) benefit at statutory rate	$(622)	$1,132	$261
State tax (provision) benefit, net	(81)	51	57
Amortization of goodwill	—	(10)	(10)
Gain on deconsolidation of NII Holdings	482	—	—
Gain on retirement of debt	(109)	—	—
Decrease (increase) in valuation allowance	41	(592)	(131)
Equity in losses of unconsolidated affiliates	(86)	(49)	(53)
Loss on impairment charge	—	(377)	—
Other	(16)	(20)	(91)

	$(391)	$135	$33

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2002	2001

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$2,063	$2,739
Capital loss carryforward	766	—
Deferred interest	—	224
Foreign affiliates	—	11
Other	28	193

	2,857	3,167
Valuation allowance	(2,383)	(2,369)

	474	798

Deferred tax liabilities
Property, plant and equipment	200	263
Intangibles	1,750	1,138
Other	143	66

	2,093	1,467

Net deferred tax liability	$1,619	$669

      At December 31, 2002, we had $6,078 million of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2021. Additionally, we had about $348 million of separate return net operating loss carryforwards subject to Section 382 of the Internal Revenue Code, which expire through 2017. Section 382 restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. In prior years we had such ownership changes. The utilization of tax net operating losses may be subject to certain limitations.

      In the first quarter of 2002, we adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, we incurred a non-cash charge of about $335 million to income tax expense to increase the valuation allowance related to our net operating losses and other deferred tax assets. See note 1 for more detailed information.

      As a result of NII Holdings’ bankruptcy, we incurred a capital loss for tax purposes of $1,938 million, and accordingly, we increased our valuation allowance by $766 million. Additionally, as a result of the deconsolidation, we removed the deferred tax asset and liability balances that NII Holdings and its subsidiaries had as of December 31, 2001, which included a valuation allowance of $711 million.

11.     Commitments and Contingencies

      Operating Lease Commitments. We lease various equipment and office facilities under operating leases. Leases for transmitter and receiver sites generally range from month-to-month to 20 years or are cancelable after a short notice period. Office facilities and equipment are leased under agreements with terms ranging from 1 to 15 years. The leases normally provide for the payment of minimum annual rentals and some leases include provisions for renewal options of up to 10 years.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      For years subsequent to December 31, 2002, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in millions):

2003	$450
2004	397
2005	295
2006	183
2007	101
Thereafter	176

$1,602

      Total rental expense, net of rental income, was $400 million during 2002, $370 million during 2001 and $302 million during 2000.

      Other Commitments. We are a party to service and other contracts in connection with conducting our domestic business. Minimum amounts due under some of the more significant agreements are $565 million in 2003, $377 million in 2004, $293 million in 2005, $218 million in 2006, $172 million in 2007 and $344 million thereafter. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and interest rates, among others. We also have committed, subject to certain conditions which may not be met, to pay up to $369 million for domestic spectrum acquisitions (including $201 million paid for NeoWorld Communications in January 2003) and leasing agreements entered into and outstanding as of December 31, 2002. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. In addition, significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not included above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 15 with respect to amounts paid to Motorola in 2002, 2001 and 2000.

      Guarantees. Under certain limited conditions, our operating subsidiaries may from time to time enter into agreements with third parties that may require a guarantee of Nextel Communications, Inc. and/or another of its subsidiaries. We believe that the likelihood of Nextel Communications and/or another of its subsidiaries having to make any payments under the guarantees is remote since our operating subsidiaries have been, and we believe they will continue to be, able to pay their obligations with cash flows from their operations.

      Contingencies. In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Mandatorily Redeemable Preferred Stock

	December 31,

	2002	2001

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009,
13% cumulative annual dividend; 470,753 and 859,391 shares issued; 470,742 and 859,380 shares outstanding, stated at liquidation value	$471	$883
Series E exchangeable preferred stock mandatorily redeemable 2010,
11.125% cumulative annual dividend; 447,796 and 1,133,161 shares issued; 447,782 and 1,133,147 shares outstanding; stated at liquidation value	454	1,149
Zero coupon convertible preferred stock mandatorily redeemable 2013,
no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	90	82

	$1,015	$2,114

      See note 8 for information regarding retirement of mandatorily redeemable preferred stock.

      Series D Preferred Stock. Shares of our series D exchangeable preferred stock due 2009 have a liquidation preference of $1,000 per share. Dividends on the series D preferred stock accrue at an annual rate of 13% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash. Accrued but unpaid dividends were $15 million at December 31, 2002 and $24 million at December 31, 2001. The series D preferred stock is mandatorily redeemable on July 15, 2009 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock at specified redemption prices. We may also choose to exchange the series D preferred stock, in whole but not in part, into subordinated debentures.

      Series E Preferred Stock. Shares of our series E exchangeable preferred stock due 2010 have a liquidation preference of $1,000 per share. Dividends on the series E preferred stock accrue at an annual rate of 11.125% of the liquidation preference, are cumulative from the date of issuance and are payable quarterly in cash or, on or prior to February 15, 2003 at our option, in additional shares of series E preferred stock. Accrued but unpaid dividends were $6 million at December 31, 2002 and $16 million at December 31, 2001. The series E preferred stock is mandatorily redeemable on February 15, 2010 at the liquidation preference plus accrued and unpaid dividends. We may choose to redeem some or all of the preferred stock after February 15, 2003 at specified redemption prices. We may also choose to exchange the series E preferred stock, in whole but not in part, after February 15, 2003 into subordinated debentures.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

      The class A preferred stock, class B preferred stock, and class C preferred stock were the primary mechanism for providing Digital Radio, L.L.C., an affiliate of Craig O. McCaw, with the corporate governance rights associated with Mr. McCaw’s investment in Nextel in 1995. In 1995, Digital Radio and Mr. McCaw received specified board representation rights in connection with their original investment in us, provided they maintained at least 5% of the voting power of our equity securities (assuming conversion of the class A preferred stock owned by Digital Radio). On March 5, 2003, we, Digital Radio and Mr. McCaw entered into an agreement revising these arrangements as Mr. McCaw was soon to no longer own at least 5% of the voting power of our outstanding equity securities. As a result, all of the shares of the class A preferred stock and class B preferred stock held by Digital Radio converted into shares of our class A common stock on March 5, 2003. See note 15 for further information regarding our transactions with Mr. McCaw.

      Class A Convertible Redeemable Preferred Stock. Each share of class A preferred stock was convertible at the election of the holder into six shares of class A common stock. Upon the occurrence of specified events, the shares of class A preferred stock were automatically convertible into shares of class A common stock on a six-for-one basis or into shares of class C preferred stock on a one-for-one basis. Holders of class A preferred stock were entitled to six votes per share on all matters submitted for action by the stockholders except for the election of directors. The holders of class A preferred stock, voting separately as a class, were entitled to elect three class A directors or 25% of the members of our board of directors. Such directors comprised the majority of the members of the operations committee, which had the authority to formulate key aspects of our business strategy.

      Class B Convertible Preferred Stock. Each share of nonvoting class B preferred stock was automatically convertible on a one-for-one basis into shares of class A common stock if Digital Radio’s equity interest in us fell below specified levels or if specified transfers of class B preferred stock occurred. All shares of class B preferred stock were converted into shares of class A common stock on March 5, 2003.

      Class C Convertible Redeemable Preferred Stock. Shares of class C preferred stock were issuable upon conversion of class A preferred stock upon specified events, on a share for share basis. The terms of the class C preferred stock are substantially the same as the terms of the class A preferred stock except that holders of class C preferred stock have no special voting rights in the election of directors, including the appointment of directors to the operations committee. As a result of the conversion of the class A preferred stock on March 5, 2003, we will not issue shares of class C preferred stock.

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

Common Stock Reserved for Issuance

      As of December 31, 2002, we had reserved class A common stock for future issuance as detailed below (in millions).

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.75% convertible debt conversion rights	12.0
5.25% convertible debt conversion rights	8.4
6% convertible debt conversion rights	25.5
Zero coupon preferred stock conversion rights	4.8
Class A and class B preferred stock conversion rights	22.2
Class B common stock conversion rights	35.7
Incentive equity plan	141.2
Options held by affiliates and warrants outstanding	2.0
Employee stock purchase plan	1.2
Acquisitions and other	146.3

399.3

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

      A summary of the Incentive Equity Plan stock option activity is as follows (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1999	41.7	$13.19
Granted	24.1	61.19
Exercised	(7.0)	10.58
Canceled	(4.4)	34.88

Outstanding, December 31, 2000	54.4	32.89
Granted	31.9	18.39
Exercised	(1.5)	11.10
Canceled	(6.0)	35.74

Outstanding, December 31, 2001	78.8	27.14
Granted	28.6	5.37
Exercised	(4.8)	7.12
Canceled	(14.4)	25.40

Outstanding, December 31, 2002	88.2	21.45

Exercisable, December 31, 2000	13.2	12.05

Exercisable, December 31, 2001	33.9	21.93

Exercisable, December 31, 2002	46.2	23.51

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Following is a summary of the status of stock options outstanding and exercisable at December 31, 2002 (shares in millions):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Life	Exercise		Exercise
Price Range	Shares	Remaining	Price	Shares	Price

$2.91 – $5.35	23.9	9.25 years	$5.22	5.0	$5.17
5.38 – 9.97	7.2	5.91 years	7.99	5.1	7.90
10.00 – 14.91	12.3	6.51 years	12.43	9.1	12.86
15.14 – 19.75	12.6	6.87 years	15.94	8.1	15.73
20.13 – 29.75	15.5	7.82 years	22.53	9.6	22.55
30.94 – 59.88	1.6	7.28 years	44.32	1.0	43.71
61.19 – 79.59	15.1	7.14 years	61.94	8.3	61.92

	88.2			46.2

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a two to four year service period. An accelerated vesting schedule may be triggered in the event of a change in control of our company. We granted deferred shares during the following years with the weighted average fair values per share at grant date as indicated: 2002 — 0.2 million shares at $6.59; 2001 — 0.3 million shares at $14.41 and 2000 — 0.2 million shares at $52.59.

      Employee Stock Purchase Plan. Under the 1996 Employee Stock Purchase Plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value on the first or last day of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 10.0 million shares are authorized for purchase under the plan. The Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2002 — 3.9 million shares at $3.79; 2001 — 1.7 million shares at $11.75 and 2000 — 0.5 million shares at $35.32.

      Options Held by Affiliates Outstanding. The following is a summary of outstanding options held by affiliates (see note 15) for the purchase of class A common stock (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1999.	12.2	$10.04
Exercised	(0.2)	11.81

Outstanding, December 31, 2000.	12.0	10.02
Exercised	(10.0)	10.75

Outstanding, December 31, 2001 and 2002	2.0	6.22

Exercisable, December 31, 2000.	12.0	10.02

Exercisable, December 31, 2001 and 2002	2.0	6.22

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2002	2001	2000

Expected stock price volatility	69% – 83%	59% – 69%	51% – 59%
Risk-free interest rates	2.5% – 5.1%	3.6% – 5.2%	4.9% – 6.9%
Expected life of option and deferred share grants in years	3 – 5	3 – 5	3 – 5
Expected life of stock purchase plan grants in years	0.25	0.25	0.25

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. The weighted average estimated fair value of our stock options granted during 2002 was $3.40, during 2001 was $10.59 and during 2000 was $32.39.

      Our stock options are nontransferable, except to family members or by will, as provided for in the Incentive Equity Plan, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contribution by employees. Prior to January 1, 2001, we provided a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were $18 million during 2002, $18 million during 2001 and $6 million during 2000.

      Under our Cash Compensation Deferral Plan, we provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus. We may, but are not obligated to, make discretionary contributions. Distribution payments are made at retirement, death, disability or termination of employment. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. Deferred revenue and other liabilities include $4 million as of December 31, 2002 and $6 million as of December 31, 2001, representing deferrals made by participating employees and investment earnings based on hypothetical investment elections.

      Long-Term Incentive Plan. In 2002, we adopted a long term incentive plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2002. This plan offers management the opportunity to receive a cash-based payment, or a combination of cash and stock-based payments at the discretion of the compensation committee of the board of directors. We recorded compensation expense of $22 million in 2002 related to the long-term incentive plan.

      NII Holdings Stock Option Plans. In connection with NII Holdings’ reorganization in November 2002, the NII Holdings 1997 Employee Stock Option Plan and the Nextel International Incentive Equity Plan were terminated and all options issued under the plans were cancelled.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Related Party Transactions

      One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $1 million during 2002, $7 million during 2001 and $14 million during 2000 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of $0.3 million at December 31, 2002 and 2001.

      During 2002, two members of our board of directors also served on the board of directors of XO Communications, Inc. Additionally, Mr. McCaw held rights to shares representing a majority of the voting interest of XO Communications. As a result of XO Communications’ reorganization under Chapter 11 of the U.S. Bankruptcy Code, Mr. McCaw no longer holds these voting interests. We are a party to a multi-year agreement with XO Communications under which it provides us with telecommunications services. We paid XO Communications $70 million during 2002, $21 million during 2001 and $5 million during 2000 for telecommunications services. Additionally, in September 2001, we purchased an aircraft from XO Communications for a total consideration of $24 million.

      See note 5 for discussions of our investments in NII Holdings, Nextel Partners and SpectraSite.

      Motorola. We have a number of important strategic and commercial relationships with Motorola who is a significant shareholder and has the right to nominate two persons for election as members of our board of directors.

      Motorola, as the sole supplier, provides the iDEN infrastructure equipment and substantially all the handsets used throughout our markets. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of network equipment manufactured by Motorola. Motorola and we have also agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training. In addition, we are reimbursed for some costs we incur under various marketing and promotional arrangements.

      Net payables to Motorola were $225 million at December 31, 2002 and $290 million at December 31, 2001. Net amounts paid to Motorola during the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	Domestic	NII Holdings	Consolidated

	(in millions)
2002
Handsets and accessory inventory	$1,444	$—	$1,444
Network equipment and software	776	—	776
Warranty, maintenance, training and other	94	—	94

	$2,314	$—	$2,314

2001
Handsets and accessory inventory	$1,276	$187	$1,463
Network equipment and software	932	200	1,132
Warranty, maintenance, training and other	77	10	87

	$2,285	$397	$2,682

2000
Handsets and accessory inventory	$1,074	$147	$1,221
Network equipment and software	1,018	368	1,386
Warranty, maintenance, training and other	50	2	52

	$2,142	$517	$2,659

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

      McCaw Affiliates. In 1995, Mr. McCaw acquired significant equity interests in Nextel and we agreed to certain arrangements related to our corporate governance. In connection with these equity investments, we reached an agreement with Mr. McCaw and Digital Radio on a number of matters relating to the ownership, acquisition and disposition of our securities. Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., a controlled affiliate of Digital Radio, pursuant to which Eagle River would provide management and consulting services to us, our board of directors and the operations committee of the board from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we agreed to pay Eagle River up to $200,000 per year and entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million shares of our class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable in full.

      Pursuant to the original securities purchase agreement, as amended, our certificate of incorporation and our by-laws, we, Digital Radio and Mr. McCaw established certain arrangements relating to our corporate governance associated with those investments, including, without limitation, matters relating to Digital Radio’s right to elect a minimum of three representatives to our board of directors, or that greater number of directors representing not less than 25% of all of the members of the board of directors. We also agreed to create a five-member operations committee of the board of directors, which was responsible for formulating key aspects of our business strategy and operations, and Digital Radio was entitled to have a majority of the members of this committee selected from among its representatives on the board of directors. Further, these agreements provided that in the event Digital Radio, Mr. McCaw and his controlled affiliates were to cease to own at least 5% of the voting power of our equity securities (assuming conversion of the class A preferred stock it held), the shares of class A preferred stock would automatically convert into shares of class A common stock.

      On March 5, 2003, we, Digital Radio and Mr. McCaw entered into an agreement revising these arrangements as Mr. McCaw was soon to no longer own at least 5% of the voting power of our outstanding equity securities. As a result of these revisions to these agreements, Digital Radio no longer is entitled to appoint board members as discussed above, nor does it have the rights to appoint board members to serve on committees of the board. In addition, the operations committee was terminated. Furthermore, all of the shares of the class A preferred stock and class B preferred stock held by Digital Radio converted into shares of our class A common stock. In addition, the management support agreement was terminated.

      In July 2001, various members of the McCaw family, and entities affiliated with them, who previously were members of Digital Radio, exercised in full the outstanding option that was scheduled to expire on that date to purchase an aggregate of 10.0 million shares of our class A common stock for an aggregate purchase price of about $108 million.

      During 2000, Digital Radio exercised its right to convert 0.2 million shares of class A convertible preferred stock into 1.2 million shares of class A common stock. During 2001, Digital Radio exercised its right to convert 9,169 shares of class A convertible preferred stock into 55,014 shares of class A common stock. During 2002, Digital Radio exercised its right to convert 4.0 million shares of class A convertible preferred stock into 23.9 million shares of class A common stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in millions, except per share amounts)
2002
Operating revenues	$1,957	$2,154	$2,279	$2,331
Operating (loss) income	169	411	466	490
Income tax provision	(350)	(15)	(8)	(18)
Net (loss) income	(591)	123	383	1,471
(Loss) income available to common stockholders	(654)	325	526	1,463
(Loss) earnings per share
Basic	$(0.82)	$0.39	$0.58	$1.49

Diluted	$(0.82)	$0.37	$0.55	$1.38

2001
Operating revenues	$1,742	$1,881	$1,992	$2,074
Operating (loss) income	(76)	1	(99)	(1,541)
Income tax benefit	14	13	20	88
Net loss	(372)	(369)	(150)	(1,734)
Loss available to common stockholders	(428)	(426)	(209)	(1,795)

Loss per share, basic and diluted	$(0.56)	$(0.56)	$(0.27)	$(2.25)

      As described in note 1, we recorded a $1,218 million gain on the deconsolidation of NII Holdings in November 2002 upon NII Holdings’ emergence from bankruptcy.

      During the fourth quarter of 2001, we shortened the lives of some assets located in facilities that are subject to the customer care and information technology outsourcing arrangements. We also changed the lives of some network assets. We recorded an additional $21 million, or $0.03 per share, in depreciation expense for the fourth quarter of 2001 as a result of these changes in estimates. As described in note 3, NII Holdings recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1,600 million in the fourth quarter of 2001 after revising its business plan.

      The sum of the quarterly loss per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

17.	Subsequent Events

      In January 2003, we consummated the acquisition of all of the stock of NeoWorld Communications, Inc., which owned and operated 900 MHz specialized mobile radio systems. Pursuant to our agreements, we paid the balance of the purchase price, $201 million in cash, in January 2003. This amount is in addition to previous payments of $79 million through December 31, 2002, including $40 million paid in 2002.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
As of December 31, 2002 and 2001
(in millions)

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$837	$2,105
Short-term investments	840	1,236
Other current assets	30	27

Total current assets	1,707	3,368
Investments in subsidiaries (note 2)	10,072	9,503
Property, plant and equipment, net	195	253
Deferred income taxes	124	64
Other assets (note 2)	155	213

	$12,253	$13,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$353	$270
Due to subsidiaries	278	744
Long-term debt	7,761	9,345
Mandatorily redeemable preferred stock	1,015	2,114
Stockholders’ equity	2,846	928

	$12,253	$13,401

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000

Operating expenses
Selling, general and administrative	$124	$126	$91
Restructuring and impairment charges	35	22	—
Depreciation and amortization	41	83	63

	200	231	154

Other income (expense)
Interest expense	(753)	(766)	(608)
Interest income (note 5)	44	202	302
Intercompany income	753	770	608
Gain (loss) on retirement of debt, net of debt conversion costs of $160, $0 and $23	354	—	(127)
Intercompany management fee (note 3)	124	126	91
Equity in net losses of subsidiaries (note 2)	(684)	(1,262)	(961)
Other, net	—	—	34

	(162)	(930)	(661)

Net loss	(362)	(1,161)	(815)
Gain on retirement of mandatorily redeemable preferred stock	485	—	—
Mandatorily redeemable preferred stock dividends and accretion	(211)	(233)	(209)

Loss available to common stockholders	$(88)	$(1,394)	$(1,024)

Comprehensive loss, net of income tax
Net loss	$(362)	$(1,161)	$(815)
Net unrealized (loss) gain on available-for-sale securities:
Unrealized holding (losses) gains arising during the period (note 2)	(37)	(189)	225
Reclassification adjustment for (loss) gain included in net loss	(8)	149	(275)
Foreign currency translation adjustment	228	(95)	4
Cash flow hedge:
Cumulative effect of accounting change	—	(20)	—
Reclassification of transition adjustment included in net loss	8	8	—
Unrealized loss on cash flow hedge	(6)	(17)	—

Comprehensive loss	$(177)	$(1,325)	$(861)

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statement of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000

Cash flows from operating activities
Net loss	$(362)	$(1,161)	$(815)
Adjustment to reconcile net loss to net cash used in operating activities	283	713	366

Net cash used in operating activities	(79)	(448)	(449)

Cash flows from investing activities
Purchases of short-term investments	(3,068)	(3,987)	(5,123)
Proceeds from maturities and sales of short-term investments	3,486	4,829	4,272
Other investments and advances to affiliates	(780)	(2,327)	(634)
Capital expenditures and other	—	(132)	(176)

Net cash used in investing activities	(362)	(1,617)	(1,661)

Cash flows from financing activities
Issuance of debt securities	—	2,250	1,150
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(843)	—	(1,208)
Proceeds from exercise of stock options, warrants and other	35	124	74
Debt financing costs and other	(19)	(28)	(46)

Net cash (used in) provided by financing activities	(827)	2,346	(30)

Net (decrease) increase in cash and cash equivalents	(1,268)	281	(2,140)
Cash and cash equivalents, beginning of period	2,105	1,824	3,964

Cash and cash equivalents, end of period	$837	$2,105	$1,824

NEXTEL COMMUNICATIONS, INC.

(Parent only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Notes to Condensed Financial Statements

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel Communications Inc. and Subsidiaries, included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries using the equity method of accounting. In 2001, the parent company’s subsidiary, NII Holdings, wrote down the carrying values of the long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pretax impairment charges and pretax restructuring and other charges of about $1.75 billion. The parent company accordingly reduced the recorded amount of its investment in NII Holdings to zero due to the fact that the parent company does not have a legal or constructive obligation to provide NII Holdings additional capital. As discussed in note 5 below, the parent company also held NII Holdings’ notes, which were classified as available-for-sale securities in other assets on the balance sheet date and are reported at fair value. The notes were initially written-down to zero when applying the equity method and were subsequently written back up to fair value, with the increase recorded as a net unrealized gain as part of the overall comprehensive loss in equity. In 2002, the investment in NII Holdings’ notes was written off against the net unrealized gain in connection with the deconsolidation of NII Holdings. See note 5 to the consolidated financial statements.

3.	The parent company has an agreement with each of its wholly owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services.

4.	The parent company allocated interest expense to its domestic subsidiaries in the amount of $753 million in 2002, $766 million in 2001 and $608 million in 2000.

5.	As more fully described in note 8 to the consolidated financial statements, the parent company purchased an aggregate of $857 million in principal amount of three series of NII Holdings’ senior notes in exchange for about 21.6 million shares of its class A common stock. In December 2001, the parent company recorded an impairment charge of $284 million, primarily representing the difference between the carrying value of the notes and the current market value. Included in interest income in 2001 is $36 million of interest earned on these notes. In November 2002, NII Holdings consummated its bankruptcy reorganization and these notes were extinguished. See note 5 to the consolidated financial statements.

6.	For the year ended December 31, 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and $1,258 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 172 million shares of class A common stock valued at $1,197 million and $843 million in cash. See note 8 to the consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended December 31, 2002
Allowance for doubtful accounts	$167	$334	$(9)	$(365)	$127

Reserve for inventory obsolescence	$17	$11	$(9)	$(11)	$8

Valuation allowance for deferred tax assets	$2,369	$766 (2)	$(711)	$(41)	$2,383

Year Ended December 31, 2001
Allowance for doubtful accounts	$104	$370	$23	$(330)	$167

Reserve for inventory obsolescence	$22	$9	$—	$(14)	$17

Valuation allowance for deferred tax assets	$1,933	$436	$—	$—	$2,369

Year Ended December 31, 2000
Allowance for doubtful accounts	$75	$179	$6	$(156)	$104

Reserve for inventory obsolescence	$19	$11	$—	$(8)	$22

Valuation allowance for deferred tax assets	$1,766	$167	$—	$—	$1,933

(1)	In 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of NII Holdings’ bankruptcy filing, we deconsolidated NII Holdings in 2002 and deducted the December 31, 2001 amounts relating to NII Holdings in the “Charged to Other Accounts” column in 2002. Accordingly, our ending 2002 balances are not directly comparable to our ending 2001 and 2000 balances.

(2)	As a result of NII Holdings’ bankruptcy, we incurred a capital loss for tax purposes of $1,938 million, and accordingly we increased our valuation allowance by $766 million.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE III — CONSOLIDATED FINANCIAL STATEMENTS
OF NII HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT	F-55
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company)	F-56

Consolidated Statements of Operations — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-57

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-58

Consolidated Statements of Cash Flows — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-60
Notes to Consolidated Financial Statements	F-61

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts	F-118

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NII Holdings, Inc.
Reston, Virginia

      We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries as of December 31, 2002 (Successor Company consolidated balance sheet) and 2001 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the two months ended December 31, 2002 (Successor Company consolidated operations), the ten months ended October 31, 2002, and for each of the two years in the period ended December 31, 2001 (Predecessor Company consolidated operations). Our audits also included the financial statement schedule listed on page F-54. These consolidated financial statements and the financial statement schedule are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      As discussed in Note 1 to the consolidated financial statements, on October 28, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

      In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the two months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company at December 31, 2001, and the results of their operations and their cash flows for the ten months ended October 31, 2002, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in 2000 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As also discussed in Note 2 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on November 1, 2002.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 7, 2003

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 (Successor Company)
and December 31, 2001 (Predecessor Company)
(in thousands)

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$231,161	$250,250
Restricted cash	—	84,041
Accounts receivable, less allowance for doubtful accounts of $7,143 and $24,277	100,953	116,819
Handset and accessory inventory	17,954	24,486
Prepaid expenses and other	45,535	75,506

Total current assets	395,603	551,102
Property, plant and equipment, net	230,208	350,001
Intangible assets, net	200,098	192,649
Other assets	23,008	150,668

	$848,917	$1,244,420

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$27,673	$129,800
Accrued expenses and other	149,063	172,057
Deferred revenues	20,763	50,066
Accrued interest	2,587	58,131
Due to related parties	52,178	139,871
Current portion of long-term debt, including $0 and $1,274,462 due to related parties (Note 4)	—	2,665,144

Total current liabilities	252,264	3,215,069
Long-term debt, including $328,193 and $0 due to related parties	432,157	—
Deferred income taxes	4,387	15,134
Deferred revenues and other	68,695	36,367

Total liabilities	757,503	3,266,570
Commitments and contingencies (Notes 4 and 12)
Stockholders’ equity (deficit)
Common stock, 20,000 shares issued and outstanding — 2002	20	—
Paid-in capital	49,178	934,948
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding — 2001; accreted liquidation preference of $1,187,569 — 2001	—	1,050,300
Common stock, class B, 271,037 shares issued — 2001, 270,382 shares outstanding — 2001	—	271
Accumulated earnings (deficit)	42,566	(3,774,497)
Treasury stock, at cost, 655 shares — 2001	—	(3,275)
Deferred compensation, net	—	(903)
Accumulated other comprehensive loss	(350)	(228,994)

Total stockholders’ equity (deficit)	91,414	(2,022,150)

	$848,917	$1,244,420

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company),
Year Ended December 31, 2001 (Predecessor Company) and
Year Ended December 31, 2000 (Predecessor Company)
(in thousands, except per share amounts)

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

Operating revenues	$143,278	$637,095	$662,446	$324,328

Operating expenses
Cost of revenues (exclusive of depreciation shown separately below)	49,498	252,577	323,536	178,643
Selling, general and administrative	46,483	262,344	426,679	275,361
Impairment, restructuring and other charges (Note 3)	—	15,808	1,581,164	—
Depreciation	4,695	55,758	162,083	113,648
Amortization	6,380	9,219	56,479	39,394

	107,056	595,706	2,549,941	607,046

Operating income (loss)	36,222	41,389	(1,887,495)	(282,718)

Other income (expense)
Interest expense	(10,469)	(151,579)	(297,228)	(237,743)
Interest income	1,797	3,928	13,247	22,116
Reorganization items, net (Note 1)	—	2,180,223	—	—
Gain on extinguishment of debt, net	—	101,598	—	—
Foreign currency transaction gains (losses), net	1,357	(183,136)	(61,282)	(10,671)
Realized (losses) gains on investments, net	—	—	(151,291)	239,467
Equity in gains (losses) of unconsolidated affiliates	—	—	9,640	(33,328)
Minority interest in losses of subsidiaries	—	—	—	6,504
Other (expense) income, net	(1,557)	(8,918)	(4,181)	6,251

	(8,872)	1,942,116	(491,095)	(7,404)

Income (loss) from continuing operations before income tax (provision) benefit	27,350	1,983,505	(2,378,590)	(290,122)
Income tax (provision) benefit	(4,449)	(26,185)	68,750	(67,660)

Income (loss) from continuing operations	22,901	1,957,320	(2,309,840)	(357,782)
Discontinued operations
Income (loss) from operations of Nextel Philippines (including gain on disposal of $23,475 for the two months ended December 31, 2002)	19,665	(2,025)	(170,335)	(59,973)
Income tax (provision) benefit	—	(252)	(17,146)	549

Income (loss) from discontinued operations	19,665	(2,277)	(187,481)	(59,424)

Net income (loss)	42,566	1,955,043	(2,497,321)	(417,206)
Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	(61,334)

Income (loss) attributable to common stockholders	$42,566	$1,955,043	$(2,497,321)	$(478,540)

Net income (loss) from continuing operations per common share, basic	$1.15	$7.24	$(8.53)	$(1.69)
Net income (loss) from discontinued operations per common share, basic	0.98	(0.01)	(0.69)	(0.24)

Net income (loss) per common share, basic	$2.13	$7.23	$(9.22)	$(1.93)

Net income (loss) from continuing operations per common share, diluted	$1.08	$7.24	$(8.53)	$(1.69)
Net income (loss) from discontinued operations per common share, diluted	0.93	(0.01)	(0.69)	(0.24)

Net income (loss) per common share, diluted	$2.01	$7.23	$(9.22)	$(1.93)

Weighted average number of common shares outstanding, basic	20,000	270,382	270,750	248,453

Weighted average number of common shares outstanding, diluted	21,143	270,382	270,750	248,453

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company),
Year Ended December 31, 2001 (Predecessor Company) and
Year Ended December 31, 2000 (Predecessor Company)
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2000 — Predecessor Company	3	$298,886	220,340	$399,401	—	$—	$—
Net loss	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Available-for-sale securities:
Unrealized holding gains arising during the year	—	—	—	—	—	—	—
Reclassification adjustments for gains included in net loss, net of taxes of $100,872	—	—	—	—	—	—	—
Total comprehensive loss
Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	8	777,985	—	—	—	—	—
Accretion of Series A exchangeable redeemable preferred stock to liquidation preference value	—	61,334	—	(61,334)	—	—	—
Issuance of common stock:
Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value	(5)	(587,905)	49,682	587,905	—	—	—
Exercise of stock options and warrants	—	—	1,015	1,725	—	—	—
Purchase of treasury stock	—	—	(12)	—	—	—	—
Deferred compensation	—	—	—	4,773	—	—	3,045
Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677
Conversion of common stock to class B common stock	—	—	(271,025)	(932,470)	271,025	271	932,199

Balance, December 31, 2000 — Predecessor Company	6	550,300	—	—	271,025	271	941,921
Net loss	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Available-for-sale securities:
Unrealized holding losses arising during the year	—	—	—	—	—	—	—
Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	—	—	—
Total comprehensive loss
Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	5	500,000	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(643)	—	—
Deferred compensation and other	—	—	—	—	—	—	(6,973)

Balance, December 31, 2001 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,948
Net income	—	—	—	—	—	—	—
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—	10

Balance, October 31, 2002 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,958
Elimination of Predecessor Company stockholders’ equity	(11)	(1,050,300)	—	—	(270,382)	(271)	(934,958)
Issuance of Successor Company common stock	—	—	20,000	20	—	—	49,178

Balance, October 31, 2002 — Successor Company	—	—	20,000	20	—	—	49,178
Net income	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—

Balance, December 31, 2002 — Successor Company	—	$—	20,000	$20	—	$—	$49,178

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

				Accumulated Other
				Comprehensive Income (Loss)

	Treasury Stock			Unrealized	Cumulative
Accumulated			Deferred	Gain (Loss)	Translation
(Deficit) Earnings	Shares	Amount	Compensation	on Investments	Adjustment	Total

$(859,970)	—	$—	$—	$119,682	$(137,589)	$(179,590)
(417,206)	—	—	—	—	—	(417,206)
—	—	—	—	—	3,340	3,340
—	—	—	—	28,284	—	28,284
—	—	—	—	(142,194)	—	(142,194)

						(527,776)

—	—	—	—	—	—	777,985
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	1,725
—	12	(62)	—	—	—	(62)
—	—	—	(5,173)	—	—	2,645
—	—	—	—	—	—	6,677
—	—	—	—	—	—	—

(1,277,176)	12	(62)	(5,173)	5,772	(134,249)	81,604
(2,497,321)	—	—	—	—	—	(2,497,321)
—	—	—	—	—	(94,745)	(94,745)
—	—	—	—	(197,859)	—	(197,859)
—	—	—	—	192,087	—	192,087

						(2,597,838)

—	—	—	—	—	—	500,000
—	643	(3,213)	—	—	—	(3,213)
—	—	—	4,270	—	—	(2,703)

(3,774,497)	655	(3,275)	(903)	—	(228,994)	(2,022,150)
1,955,043	—	—	—	—	—	1,955,043
—	—	—	—	—	67,054	67,054

—	—	—	—	—	—	2,022,097

—	—	—	43	—	—	53

(1,819,454)	655	(3,275)	(860)	—	(161,940)	—
1,819,454	(655)	3,275	860	—	161,940	—
—	—	—	—	—	—	49,198

—	—	—	—	—	—	49,198
42,566	—	—	—	—	—	42,566
—	—	—	—	—	(350)	(350)

—	—	—	—	—	—	42,216

$42,566	—	$—	$—	$—	$(350)	$91,414

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Two Months Ended December 31, 2002 (Successor Company), Ten Months
Ended December 31, 2002 (Predecessor Company), Year Ended December 31, 2001
(Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
(in thousands)

		Predecessor Company
	Successor
	Company
	Two Months	Ten Months	Year Ended
	Ended	Ended	December 31,
	December 31,	October 31,
	2002	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$42,566	$1,955,043	$(2,497,321)	$(417,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt, net	—	(101,598)	—	—
Reorganization items, including fresh-start valuation adjustments	—	(2,198,522)	—	—
Amortization of debt financing costs and accretion of senior redeemable notes	3,250	67,537	187,302	137,633
Depreciation and amortization	11,217	65,356	234,556	160,918
Provision for losses on accounts receivable	634	17,484	40,902	16,115
Foreign currency transaction losses, net	2,001	185,284	69,854	25,273
Equity in (gains) losses of unconsolidated affiliates	—	—	(9,640)	53,874
Minority interest in losses of subsidiaries	—	—	—	(6,504)
Impairment, restructuring and other charges	—	7,968	1,741,007	—
Proceeds from spectrum sharing agreement	—	25,000	—	—
Realized losses (gains) on investments	—	—	151,291	(239,467)
Gain on sale of discontinued operations	(23,475)	—	—	—
Deferred income tax (benefit) provision	(100)	(448)	(131,005)	88,538
Stock-based compensation	—	(382)	(17)	2,645
Other, net	834	3,746	5,848	(3,737)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,583)	11,698	(80,339)	(58,733)
Handset and accessory inventory	152	4,300	1,466	(11,193)
Prepaid expenses and other assets	(3,562)	30,308	1,631	(51,962)
Accounts payable, accrued expenses and other	(3,095)	30,713	152,464	92,040

Net cash provided by (used in) operating activities	24,839	103,487	(132,001)	(211,766)

Cash flows from investing activities:
Capital expenditures	(25,683)	(199,682)	(644,977)	(368,732)
Payments for acquisitions, purchases of licenses and other	(58)	(13,775)	(35,183)	(409,152)
Payments for investments in and advances to affiliates, net	—	—	—	(1,582)
Net proceeds from sale of available-for-sale securities	—	—	139,080	—
Net proceeds from sale of affiliates	—	—	3,500	—
Purchase of short-term investments	—	—	—	(154,374)
Proceeds from maturities and sales of short-term investments	—	—	—	154,374
Other	727	—	1,390	784

Net cash used in investing activities	(25,014)	(213,457)	(536,190)	(778,682)

Cash flows from financing activities:
Proceeds from issuance of series A exchangeable redeemable preferred stock to Nextel Communications	—	—	500,000	692,686
Issuance of debt securities	—	100,800	—	641,043
Proceeds from issuance of common stock	—	38,394	—	—
Borrowings under long-term credit facilities and other	—	—	—	56,650
Repayments under long-term credit facilities and other	—	(13,044)	(34,149)	(34,440)
Transfers from (to) restricted cash	—	29	(26,524)	(145)
(Repayments to) borrowings from Nextel Communications, net	—	(12,059)	9,899	13,867
Purchase of treasury stock	—	—	(3,213)	(62)
Capital contributions from minority stockholders	—	—	—	6,223
Debt financing costs	—	(2,810)	—	(16,753)
Proceeds from exercise of stock options and warrants	—	—	—	1,725

Net cash provided by financing activities	—	111,310	446,013	1,360,794

Effect of exchange rate changes on cash and cash equivalents	314	(20,568)	(1,279)	3,333

Net increase (decrease) in cash and cash equivalents	139	(19,228)	(223,457)	373,679
Cash and cash equivalents, beginning of period	231,022	250,250	473,707	100,028

Cash and cash equivalents, end of period	$231,161	$231,022	$250,250	$473,707

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Operations and Reorganization

      Operations. We provide wireless communications services targeted at meeting the needs of business customers in selected markets in Latin America. We are designing our digital wireless networks to support multiple wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and JavaTM enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Peru and Argentina. We also provide analog specialized mobile radio services in Chile.

      Reorganization. We were formerly known as Nextel International, Inc. Prior to November 12, 2002, we were an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. In May 2002, we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications and an ad hoc committee of noteholders, to restructure our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 operated as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries continued operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Joint Plan of Reorganization on June 27, 2002, our Second Amended Joint Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting the final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11 proceedings.

      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 3,920,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility including $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility (see Note 4);

•	NII Holdings raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued by NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly. The new notes mature on November 1, 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and some of our subsidiaries and affiliates; and

•	NII Holdings entered into a new spectrum use and build-out agreement with Nextel Communications with respect to certain areas on the border between the United States and Mexico. As part of that agreement, we received $25.0 million of a total payment of $50.0 million, with the remaining $25.0 million placed in escrow to be distributed as costs are incurred during the completion of the network build-out.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and 400,000 shares of NII Holdings’ new common stock.

      As a result of these transactions, as of December 31, 2002, NII Holdings had 20,000,000 shares of new common stock outstanding.

      Because our plan of reorganization was approved by the Bankruptcy Court on October 28, 2002, for financial reporting purposes we used an effective date of October 31, 2002 and applied fresh-start accounting to our consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” We adopted fresh-start accounting because the holders of our existing voting shares immediately before filing and confirmation of our plan of reorganization received less than 50% of the voting shares of the emerging company and our reorganization value, which served as

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

the basis for our reorganization plan approved by the Bankruptcy Court, was less than our post petition liabilities and allowed claims, as shown below (in thousands):

Post petition current liabilities	$8,482
Liabilities deferred under the Chapter 11 proceeding	2,446,174

Total post petition liabilities and allowed claims	2,454,656
Total Reorganization value	(475,800)

Excess of liabilities over reorganization value	$1,978,856

      Under fresh-start accounting, a new reporting entity is considered to be created and we adjusted the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting was applied. Accordingly, the estimated reorganization value of our company of $475.8 million represents the total fair value that we allocated to the assets and liabilities of our reorganized company in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

      Our financial advisors advised us with respect to the estimated reorganization value of our company and the reorganization equity value of our company of $50.0 million. Our financial advisors used two methodologies to derive the total estimated reorganization value: (a) the application of comparable public company multiples to our historical and projected financial results, and (b) a calculation of the present value of our free cash flows under our revised business plan using financial projections through 2007, including an assumption for a terminal value, discounted back at our estimated post-restructuring weighted average cost of capital. In deriving the total reorganization value our financial advisors considered our market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

      As a result of our reorganization and application of fresh-start accounting, during the ten months ended October 31, 2002, we recognized about a $2.3 billion gain on the extinguishment of our senior notes and a $115.9 million charge related to the revaluation of our assets and liabilities.

      The table below shows our consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that we recorded as of October 31, 2002. These adjustments primarily include the following:

•	the receipt of $25.0 million of a total $50.0 million in proceeds from Nextel Communications on the effective date of our reorganization under a new spectrum use and build-out agreement, which we deferred and recognized as a liability because of our future performance obligations;

•	the repayment to Motorola Credit Corporation of $56.7 million in outstanding principal plus accrued interest under our international Motorola incremental equipment financing facility and accrued interest under our international Motorola equipment financing facility and Brazil Motorola equipment financing facility;

•	the extinguishment of $2.3 billion of our senior redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of our new common stock;

•	the receipt of $140.0 million in proceeds received through our rights offering in exchange for the issuance of new senior notes and 15,680,000 of new common stock, allocated between debt and equity based on the relative fair values of each;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

•	the payment of $5.0 million and the issuance of 400,000 shares of new common stock in exchange for the retirement of the entire outstanding balance of $100.7 million under our Argentine credit facilities plus accrued interest;

•	the cancellation of all outstanding preferred stock, common stock and other equity interests and elimination of all components of stockholders’ equity, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive loss; and

•	the $116.8 million adjustment to the carrying values of our property, plant and equipment and intangible assets based on our estimates of their relative fair values, which we determined in consultation with external valuation specialists that we hired, and the resulting adjustment to deferred income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

	Pre	Spectrum	Debt Extinguishment
	Reorganization	Transaction	and Reorganization	Rights	Argentina
	Balance	with NCI	Payments	Offering	Settlement
ASSETS

	(in thousands)
Current assets
Cash and cash equivalents	$90,526	$25,000	$(19,504)	$140,000	$(5,000)
Restricted cash	69,489		(69,489)
Accounts receivable, net	97,342
Handset and accessory inventory	19,269
Prepaid expenses and other	63,774

Total current assets	340,400	25,000	(88,993)	140,000	(5,000)
Property, plant and equipment, net	359,752
Intangible assets and other, net	172,610
Other assets	46,380

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$36,304	$—	$2,718	$—	$—
Accrued expenses and other	209,483		(11,866)
Deferred revenues	46,935
Accrued interest	31,600		(23,670)		(6,829)
Due to related parties	50,407		215
Current portion of long-term debt	157,419		(56,650)		(100,769)

Total current liabilities	532,148	—	(89,253)	—	(107,598)
Long-term debt	325,000		3,193	100,800
Deferred income taxes	2,659
Deferred revenues and other	33,130	25,000

Total liabilities not subject to compromise	892,937	25,000	(86,060)	100,800	(107,598)
Liabilities subject to compromise	2,446,174		(2,446,174)
Stockholders’ (deficit) equity
Preferred stock	1,050,300
Common stock — old	271
Common stock — new	—		4	16
Paid-in-capital — old	934,958
Paid-in-capital — new	—		8,994	39,184	1,000
Treasury stock	(3,275)
Deferred compensation	(860)
Cumulative translation adjustment	(161,940)
Accumulated deficit	(4,239,423)		2,434,243		101,598

Total stockholders’ (deficit) equity	(2,419,969)	—	2,443,241	39,200	102,598

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Elimination of Equity and Fresh
	Start Adjustments

		Allocation of	Post
	Equity	Reorganization	Reorganization
	Elimination	Value	Balance
ASSETS

	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$231,022
Restricted cash
Accounts receivable, net			97,342
Handset and accessory inventory			19,269
Prepaid expenses and other		(26,455)	37,319

Total current assets	—	(26,455)	384,952
Property, plant and equipment, net		(149,450)	210,302
Intangible assets and other, net		32,692	205,302
Other assets		(18,374)	28,006

	$—	$(161,587)	$828,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$—	$—	$39,022
Accrued expenses and other		(2,600)	195,017
Deferred revenues		(26,455)	20,480
Accrued interest			1,101
Due to related parties			50,622
Current portion of long-term debt			—

Total current liabilities	—	(29,055)	306,242
Long-term debt			428,993
Deferred income taxes		1,714	4,373
Deferred revenues and other		(18,374)	39,756

Total liabilities not subject to compromise	—	(45,715)	779,364
Liabilities subject to compromise			—
Stockholders’ (deficit) equity
Preferred stock	(1,050,300)		—
Common stock — old	(271)		—
Common stock — new			20
Paid-in-capital — old	(934,958)		—
Paid-in-capital — new			49,178
Treasury stock	3,275		—
Deferred compensation	860		—
Cumulative translation adjustment	161,940		—
Accumulated deficit	1,819,454	(115,872)	—

Total stockholders’ (deficit) equity	—	(115,872)	49,198

	$—	$(161,587)	$828,562

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

      This balance sheet does not reflect the remaining $25.0 million in proceeds we expect to receive under our new spectrum use and build-out agreement with Nextel Communications because the remaining $25.0 million will not be paid until the sooner of when network construction costs have been incurred or 18 months.

2. Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

      We are subject to the laws and regulations governing telecommunication services in effect in each of the countries in which we operate. These laws and regulations can have a significant influence on our results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the countries. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions used to prepare our financial statements accordingly.

      Principles of Consolidation. The consolidated financial statements include the accounts of NII Holdings, Inc. and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. We have eliminated all significant intercompany transactions and balances in consolidation.

      We refer to our majority owned subsidiaries with reference to the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Peru and Nextel Argentina, as well as Nextel Philippines, which we sold in November 2002.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have a controlling interest.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.

      During 2001, the Brazilian currency, the real, significantly decreased in value relative to the U.S. dollar. As a result, during 2001, Nextel Brazil recorded a pre-tax charge of about $62.5 million in foreign currency transaction losses. In addition, during 2001, Nextel Brazil recorded negative translation adjustments of about $114.9 million as other comprehensive loss in stockholders’ (deficit) equity based on the applicable exchange rates.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      We report the effects of changes in exchange rates associated with U.S. dollar-denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. In August 2001, we determined that a portion of the U.S. dollar-denominated intercompany loans to Nextel Brazil are of a long-term investment nature. We report impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. Prior to August 2001, we reported the effects of changes in exchange rates on all intercompany loans to Nextel Brazil as foreign currency transaction (losses) gains, net in our consolidated statements of operations.

      During the ten months ended October 31, 2002, the Argentine currency, the peso, significantly decreased in value relative to the U.S. dollar. As a result, for the ten months ended October 31, 2002 Nextel Argentina recorded a pre-tax charge of $137.8 million in foreign currency transaction losses. Nextel Argentina’s exposure to foreign currency transaction losses was minimized significantly as a result of our purchase of their U.S. dollar-denominated credit facilities in November 2002.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2001, a portion of our cash and cash equivalents held by Nextel Brazil and Nextel Argentina was not available to fund any of the cash needs of NII Holdings or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in Nextel Brazil and Nextel Argentina was $22.3 million as of December 31, 2001. Since these debt covenants are not contained in the agreements related to our new debt facilities, there were no cash and cash equivalents limited for use as of December 31, 2002.

      Restricted Cash. Restricted cash represents cash that we placed in escrow to fund some debt obligations, which was not available to fund any of the other cash needs of NII Holdings or any of our subsidiaries. In connection with the reinstatement of our Motorola credit facilities as discussed in Note 4, we are no longer required to maintain cash in escrow for debt service.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

     Supplemental Cash Flow Information.

		Predecessor Company
	Successor
	Company Two	Ten Months
	Months Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

		(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$25,683	$199,682	$644,977	$368,732
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(949)	(49,860)	22,854	225,205

	24,734	149,822	667,831	593,937
Capital expenditures from discontinued operations	(205)	(1,606)	(39,110)	(6,652)

Capital expenditures from continuing operations	$24,529	$148,216	$628,721	$587,285

Interest costs
Interest expense	$10,469	$151,579	$297,228	$237,743
Interest capitalized	971	8,239	42,927	26,513

	$11,440	$159,818	$340,155	$264,256

Acquisitions
Fair value of assets acquired	$—	$—	$—	$603,876
Less liabilities assumed	—	—	—	(95,866)
Less cash acquired	—	—	—	(3,468)

	$—	$—	$—	$504,542

Cash paid for interest	$1,488	$49,105	$142,043	$82,131

Cash paid for income taxes	$536	$2,230	$2,785	$1,780

Cash paid for reorganization items	$216	$18,299	$—	$—

Cash received from sales placed directly into escrow	$—	$—	$57,372	$—

Credit for equipment purchases received in exchange for sale of ownership interest in NEXNET	$—	$—	$6,500	$—

      Prepaid Expenses and Other. Prepaid expenses and other include refundable value added taxes of $16.5 million as of December 31, 2002 and $20.7 million at December 31, 2001.

      Handset and Accessory Inventory. We value handsets and accessories at the lower of cost or market. We determine cost by the weighted average method. We expense handset costs at the time of sale. See “Customer Related Direct Costs” below for additional information.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of 3 to 20 years for digital mobile network equipment and software and 3 to 10 years for office equipment, furniture and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. Assets under construction are not depreciated until placed into service. We capitalize interest and other costs that are applicable to the construction of, and significant improvements to, our digital mobile network equipment.

      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

      Investments. We classify investments in marketable equity securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive (loss) income. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in realized (losses) gains on investments. We record investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any, because they do not have readily determinable fair values.

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

      Intangible Assets. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses over their estimated useful lives of 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects.

      We amortize our customer bases over their respective estimated useful lives, generally two to three years. We amortize the Nextel tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of October 31, 2002, generally 16 to 17 years. We amortize our debt financing costs as interest expense over the term of the underlying obligations.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. See Note 3, “Impairment, Restructuring and Other Charges,” for a description of asset impairment charges recognized during 2002 and 2001.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, calling party pays and long-distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

      We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use the actual usage to estimate the usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimation methodology and process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.

      Prior to January 2000, we recognized sales and the related costs of handsets sold when title passed to the customer. In January 2000, we changed our revenue and handset cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” From January 1, 2000 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer took title. We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. As a result of our adoption of SAB No. 101, we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported prior to 2000 as follows:

Predecessor Company

Ten Months	Year Ended
Ended	December 31,
October 31,
2002	2001	2000

(in thousands)
$1,571	$8,387	$14,357

      Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we will provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 and will not change operating income in future periods.

      Customer Related Direct Costs. From January 1, 2000 to October 31, 2002, we recognized the costs of handset sales over the expected customer relationship periods of up to four years. Other customer related costs in excess of the revenue generated from handset sales, such as handset subsidies, commissions, and fulfillment costs, were expensed at the time of sale as these amounts exceeded the minimum contractual revenues. Minimum contractual revenues were limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

customers was insufficient. In accordance with our change in accounting policy, on November 1, 2002, we now recognize all costs of handset sales when title and risk of loss passes to the customer.

      Stock-Based Compensation. As of December 31, 2002, we had one stock-based employee compensation plan, which is described more fully in Note 14. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation and recognized compensation expense ratably over the vesting period.

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands, except per share data)
Net income (loss), as reported	$42,566	$1,955,043	$(2,497,321)	$(478,540)
Add:
Total stock-based employee compensation expense, net of related tax effects, included in net income (loss), as reported	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(812)	(23,767)	(40,293)	(32,092)

Pro forma net income (loss)	$41,754	$1,931,276	$(2,537,614)	$(510,632)

Income (loss) per share:
Basic — as reported	$2.13	$7.23	$(9.22)	$(1.93)

Basic — pro forma	$2.09	$7.14	$(9.37)	$(2.06)

Diluted — as reported	$2.01	$7.23	$(9.22)	$(1.93)

Diluted — pro forma	$1.97	$7.14	$(9.37)	$(2.06)

      Advertising Costs. We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled about $4.7 million during the two months ended December 31, 2002, $25.6 million during the ten months ended October 31, 2002, $51.2 million during 2001 and $31.1 million during 2000.

      Income Taxes. We determine deferred tax assets and liabilities based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

      Income (Loss) Per Share Attributable to Common Stockholders, Basic and Diluted. Basic income (loss) per share attributable to common stockholders includes no dilution and is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share attributable to common stockholders reflects the potential dilution of securities that could participate in our earnings. As of October 31, 2002, none of our common stock equivalents had an exercise price less than the fair value of our common stock. As presented for the years ended December 31, 2001 and 2000, our basic and diluted income (loss) per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive to our losses. Our weighted average number of common shares outstanding for the ten months ended October 31, 2002 and years ended December 31, 2001 and 2000 reflects the effect of the 4-for-1 and 3-for-2 common stock splits described in Note 13.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted income per share as disclosed in our consolidated statements of operations for the two months ended December 31, 2002:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net income	$42,566
Basic income per share:
Income available to common stockholders	42,566	20,000	$2.13

Effect of dilutive securities:
Stock options	—	1,143

Diluted income per share:
Income available to common stockholders	$42,566	21,143	$2.01

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      The following table provides a reconciliation of income (loss) from continuing operations to loss attributable to common stockholders, which is used to calculate net income (loss) per common share, basic and diluted:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Income (loss) from continuing operations	$22,901	$1,957,320	$(2,309,840)	$(357,782)
Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	(61,334)

Income (loss) from continuing operations attributable to common stockholders	22,901	1,957,320	(2,309,840)	(419,116)
Income (loss) from discontinued operations	19,665	(2,277)	(187,481)	(59,424)

Income (loss) attributable to common stockholders	$42,566	$1,955,043	$(2,497,321)	$(478,540)

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Peru and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2002, about $711.3 million of our assets are owned by our operating companies in Mexico, Brazil, Peru and Argentina. Political, financial and economic developments in any of these countries could impact the recoverability of our assets.

      Motorola is currently our sole source for the digital mobile network equipment, software and handsets used throughout our markets. If Motorola fails to deliver system infrastructure, handsets or necessary technology improvements and enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. We expect to rely principally on Motorola or its licensees for the manufacture of our handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks for the next several years.

      New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001. As required by fresh-start accounting rules contained in SOP 90-7 and further described in Note 1, we applied the provisions of SFAS No. 141 on October 31, 2002 to adjust the carrying values of our assets and liabilities to their estimated fair values.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we no longer amortize goodwill and intangible assets with indefinite useful lives, but rather test them for impairment at least annually. It also requires that we continue to amortize intangible assets that have finite lives over their estimated useful lives and that we evaluate their estimated remaining useful lives and residual values each reporting period.

      Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Since we wrote off the entire balance of our goodwill as of December 31, 2001 and determined that our licenses and customer bases have finite useful lives, we were not required to and did not perform an impairment test on our intangible assets. Further, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. As a result, the adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

      Had we adopted SFAS No. 142 effective January 1, 2000 and accordingly not amortized goodwill for the years ended December 31, 2001 and 2000, our net loss and basic and diluted consolidated loss per share attributable to common stock would have been as follows:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands, except per share amounts)
Net income (loss) as reported	$42,566	$1,955,043	$(2,497,321)	$(478,540)
Add back: Amortization of goodwill	—	—	7,986	1,836

Adjusted net income (loss)	$42,566	$1,955,043	$(2,489,335)	$(476,704)

Net income (loss) per share, basic, as reported	$2.13	$7.23	$(9.22)	$(1.93)
Amortization of goodwill	—	—	.03	.01

Adjusted net income (loss) per share, basic	$2.13	$7.23	$(9.19)	$(1.92)

Net income (loss) per share, diluted, as reported	$2.01	$7.23	$(9.22)	$(1.93)
Amortization of goodwill	—	—	.03	.01

Adjusted net income (loss) per share, diluted	$2.01	$7.23	$(9.19)	$(1.92)

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations arising from the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with SOP 90-7, we adopted SFAS No. 143 in conjunction with our application of fresh-start accounting on October 31, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

2002. As discussed further in Note 5, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 3, we wrote down the long-lived assets of Nextel Argentina to their estimates fair values in accordance with SFAS No. 144. The adoption of SFAS No. 144 did not have any other impact on our financial position or results of operations during 2002.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. In accordance with SOP 90-7, we adopted SFAS No. 145 in conjunction with our application of fresh-start accounting on October 31, 2002. As a result, we recognized the net gain from the extinguishment of our senior notes as reorganization items, net, and classified the gain we recognized on the extinguishment of our Argentine credit facilities in other income, rather than an extraordinary item, in our consolidated statement of operations for the ten months ended October 31, 2002. The adoption of SFAS No. 145 did not have any other impact on our financial position or results of operations during 2002.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. These provisions are effective for exit or disposal activities initiated after December 31, 2002. In accordance with SOP 90-7, we adopted SFAS No. 146 in conjunction with our application of fresh-start accounting on October 31, 2002. Since we did not have any exit or disposal activities initiated after October 31, 2002, the adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which we adopted on October 31, 2002 in accordance with SOP 90-7. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent’s guarantee of its subsidiary’s debt to a third party or a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. Since all of our guarantees are between parent and subsidiaries, the liability recognition provisions of FIN No. 45 did not have a material impact on our financial position or results of operations. We have included the required disclosures related to these guarantees in Note 4.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable and substantially in the control of the vendor. Under EITF 00-21, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. In accordance with SOP 90-7, we adopted EITF No. 00-21 in conjunction with our application of fresh-start accounting on October 31, 2002. We accounted for the adoption of EITF No. 00-21 as a change in accounting principle. Beginning November 1, 2002, we now recognize all revenues from handset sales and all related costs of handsets sold when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 and will not change operating income in future periods.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Since we did not change our method of accounting for stock-based compensation, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. We have included the required disclosures related to these methods of accounting for stock-based compensation in Note 2.

      In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We currently do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

3.  Impairment, Restructuring and Other Charges

      Third Quarter 2001. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding our former Philippine operating company. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines, including property, plant and equipment, intangible assets and other long-lived assets, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment on the basis of undiscounted future cash flows before interest and that those assets be grouped at the lowest level for which there are independent identifiable cash flows. To perform our review, we grouped all of the long-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

lived assets of Nextel Philippines together. Our review indicated that the assets related to Nextel Philippines were impaired because the estimated undiscounted future cash flows were less than the carrying values of the assets reviewed.

      To estimate fair value of the long-lived assets related to Nextel Philippines, we used a market value-based approach as reviewed and determined to be reasonable by an independent appraiser. Based on the results of the market-based approach, we estimated the fair value of the long-lived assets related to Nextel Philippines to be about $15.2 million. As a result, during the third quarter of 2001 we wrote-down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge, which is included in discontinued operations on our consolidated statements of operations.

      Fourth Quarter 2001. As a result of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We retained an investment banking firm to assist us in studying various strategic alternatives.

      Our revised business plan contemplated a less aggressive growth strategy and reflected then current anticipated available sources of funding. Our revised business plan included capital expenditures necessary to continue to selectively build out some of our digital mobile networks, but at slower rates. We were in discussions with our various lenders regarding the restructuring of our debt obligations. We were also advised by Nextel Communications that it was reviewing a possible investment of up to $250.0 million. The revised business plan contemplated the restructuring of our outstanding indebtedness, the receipt of this $250.0 million of capital funding to finance capital expenditures and some operating expenses, and the continued availability of short-term handset financing. However, any additional sources of funding were only available under specific conditions, all of which were never satisfied.

      Under our revised business plan, we planned to focus substantially all of our available funding towards continuing the growth of Nextel Mexico’s operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We planned to provide substantially less funding to our other markets, including Brazil, Peru and Argentina. Further, during the fourth quarter of 2001, we began exploring the possibility of selling Nextel Philippines. Our primary objectives with respect to our markets other than Mexico were to minimize operating costs and capital expenditures and maximize cash resources and segment earnings, as defined in Note 16.

      In connection with the implementation of our revised business plan, we reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of our operating companies in accordance with SFAS No. 121. Since our receipt of additional funding was uncertain, we did not consider in our analysis the future cash flows expected to be generated by any additional funding. Our analysis indicated that all of the long-lived assets held by each of our operating companies were impaired, primarily due to our curtailed growth projections.

      With the assistance of an independent appraiser, we estimated the fair values of the long-lived assets held by our operating companies. Due to our unique wireless technology and specific spectrum holdings, comparable market prices were not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, we also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. Our determination of fair value required us to make estimates and assumptions that significantly affect the reported amounts of long-lived assets as of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily included, but were not limited to, estimates of future cash flows, discount rates, growth rates and terminal values. The following describes the general methods and assumptions used to determine fair value:

      Discounted Cash Flows Approach: To determine fair value, we discounted the cash flows included in our revised business plan. The discount rates used represent our estimated weighted average cost of capital in each market, which reflects the overall level of inherent risk involved in our Latin American operations and the rate of return an outside investor would expect to earn.

      To estimate cash flows beyond the final year of our business plan, we used a terminal value approach. Under this approach, we used estimated earnings before interest, taxes, depreciation and amortization, or EBITDA, in the final year of our business plan and applied multiples to determine the terminal value in each market. For each market, we incorporated the present values of the resulting terminal values into our estimates of fair value. The discount rates, EBITDA multiples and long-term growth rates used in our discounted cash flows approach were reviewed and determined to be reasonable by an independent appraiser.

      Market-Based Approach: To corroborate the results of the discounted cash flows approach, we also estimated the fair values of our long-lived assets using a market-based approach. We obtained estimates of total subscribers, total revenues, total EBITDA and enterprise values, defined as the market value of equity plus net long-term debt, of similar companies in our markets. We compared three measures of fair value to our operating companies: enterprise value per EBITDA, enterprise value per revenues and enterprise value per subscribers. The results of comparing these measures to our operating companies after making adjustments to arrive at estimated fair value of our long-lived assets were similar to the results derived from using the discounted cash flows approach. This approach was also reviewed and determined to be reasonable by an independent appraiser.

      In consultation with our outside financial advisors and an independent appraiser, we determined that the most appropriate valuation approach was based on discounted cash flows. Using the results from this approach, during the fourth quarter of 2001, we wrote-down the carrying values of the long-lived assets held by our operating companies to their estimated fair market values and recorded pre-tax impairment charges of about $1,578.7 million. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets of $542.7 million became the new cost basis as of December 31, 2001. During 2002, we depreciated and amortized the new cost bases of the long-lived assets over their estimated remaining useful lives.

      In connection with the fourth quarter implementation of our revised business plan, Nextel Brazil and Nextel Philippines restructured their operations to align their objectives with our less aggressive growth strategy. The restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain their earlier growth expectations. As a result of these restructurings, Nextel Brazil recorded a $0.8 million restructuring charge, and Nextel Philippines recorded a $3.4 million restructuring charge, which is included in discontinued operations. In addition, we wrote off $1.0 million related to an information technology development project that was abandoned in connection with our revised business plan. As of December 31, 2001, we had $0.4 million of restructuring charges recorded in accrued expenses and other.

      During the fourth quarter of 2001, we retained an investment banking firm and law firms to assist us in exploring various strategic alternatives. We incurred about $0.7 million in other costs related to these initiatives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

      Total impairment, restructuring and other charges recorded during 2001 are as follows:

	Impairment	Restructuring	Other	Total
	Charges	Charges	Charges	Charges

	(in thousands)
Argentina	$262,541	$—	$—	$262,541
Brazil	678,672	768	—	679,440
Chile	31,953	—	—	31,953
Mexico	433,945	—	—	433,945
Peru	171,590	—	—	171,590
Corporate	—	1,025	670	1,695

Total	$1,578,701	$1,793	$670	$1,581,164

      For the Ten Months Ended October 31, 2002. In connection with the implementation of our revised business plan, during the ten months ended October 31, 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters restructured their operations to align their objectives with our less aggressive growth strategy. These restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain earlier growth expectations. As a result of these restructurings, we recorded a $3.1 million restructuring charge during the ten months ended October 31, 2002 related to these actions. In addition, during the second quarter of 2002, Nextel Argentina recorded a $7.9 million impairment charge to further write down the carrying values of its long-lived assets to their estimated fair values. Through May 24, 2002, we also incurred $4.8 million in other charges for legal and advisory costs incurred related to our debt restructuring activities. Beginning May 24, 2002, we recognized these costs in reorganization items, net, in accordance with SOP 90-7.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001

	(dollars in	(dollars in
	thousands)	thousands)
13.0% senior secured discount notes due 2009, net of unamortized discount of $76,857 and $0	$103,964	$—
International Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (6.39% to 9.25% — 2002; 8.71% to 11.21% — 2001)	225,000	225,000
Brazil Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 4.63% over LIBOR
(6.02% to 9.25% — 2002; 8.34% to 10.34% — 2001)	103,193	100,000
13.0% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $45,988	—	905,475
12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $0 and $102,533	—	627,467
12.75% senior serial redeemable notes due 2010, net of unamortized discount of $0 and $8,262	—	641,738
International Motorola Incremental Equipment Financing Facility, interest payable quarterly at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (7.25% to 9.25% — 2002; 7.25% to 10.50% — 2001)	—	56,650
Argentina Credit Facility, interest payable quarterly at adjustable rates calculated either based on the Adjusted Base Rate (ABR) or the Eurodollar rate (7.63% to 8.75% — 2002; 7.63% to 11.50% — 2001)	—	72,222
Motorola Argentina Incremental Facility, interest payable quarterly at adjusted rates calculated either based on the ABR or the Eurodollar rate (7.63% to 8.75% — 2002; 7.63% to 11.50% — 2001)	—	36,112
Other	—	480

	432,157	2,665,144
Less current portion	—	(2,665,144)

	$432,157	$—

      Our emergence from Chapter 11 reorganization had the following effects on our December 31, 2001 debt balances:

•	the entire $2.3 billion outstanding principal balance and accrued interest on our senior redeemable notes was extinguished in exchange for a pro-rata share of 3.9 million shares of our new common stock;

•	we repaid the $56.7 million outstanding principal balance, together with accrued interest, due under our international Motorola incremental equipment financing facility using restricted cash held in escrow; and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

•	our $225.0 million international Motorola equipment financing facility and $103.2 million Brazil Motorola equipment financing facility, including capitalized interest, were reinstated and refinanced in full by Motorola Credit Corporation, subject to deferrals of principal amortization, new credit agreements that include some financial covenants, and some structural modifications, including, in the case of the Brazil Motorola equipment financing facility, the deferral of interest payments until the earlier of 2005 or when our Brazilian operating company achieves excess cash flow, as defined in the related credit agreements.

      In addition, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow under our international Motorola equipment financing facility an amount necessary to increase our consolidated cash balance to $100.0 million. Our aggregate cash borrowings under this facility cannot exceed $56.7 million, interest would be due semi-annually and principal would have to be repaid in four equal annual installments.

      In addition, in connection with our reorganization, we issued new senior secured discount notes with $180.8 million principal amount due at maturity, together with 15.7 million shares of new common stock for total cash proceeds of $140.0 million. For accounting purposes, we allocated $100.8 million of the proceeds to debt and $39.2 million to equity based on the relative fair values of each, which resulted in a discount of $39.2 million on our senior secured discount notes.

      We also repurchased the outstanding balance owed to such creditors by Nextel Argentina for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock. We wrote off the entire remaining balance of our debt financing costs of $31.2 million when we filed for reorganization and recorded $2.8 million in new debt financing costs in connection with the issuance of our new debt when we emerged from reorganization.

Senior Secured Notes

      13.0% Senior Secured Discount Notes due 2009. Our new notes are senior secured obligations of NII Holdings (Cayman), Ltd. a foreign subsidiary that we wholly own, and are guaranteed by us and some of our wholly-owned subsidiaries. These guarantees are full and unconditional and joint and several. Subject to some exceptions, the notes are secured by perfected second priority security interests in the existing and future assets of NII Holdings (Cayman) and the guarantors, subject to Motorola Credit Corporation’s first lien on the basis set forth in the intercreditor agreement entered into in connection with the issuance of the notes and the reinstatement of our credit facilities with Motorola Credit Corporation. The notes bear interest at a rate of approximately 13% per year, compounded quarterly. Interest will accrete to principal until October 31, 2004 and be paid in cash quarterly thereafter. The notes were issued at an “original issue discount” as a result of (1) the accretion of non-cash interest for the period through October 31, 2004 and (2) the allocation of a portion of the purchase price of the notes and common stock sold in the rights offering to the common stock. The notes will mature on November 1, 2009, when the entire principal balance of $180.8 million will be due.

      The new notes are not entitled to any mandatory redemption or sinking fund. The notes will be redeemable, at the option of NII Holdings (Cayman), in whole or in part, at any time on or after January 1, 2006 and prior to maturity at the following redemption prices (expressed in percentages of their

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

accreted value), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on January 1 of the applicable year set forth below:

Redemption
Year	Price

2006	106.50%
2007	103.25%
2008 and thereafter	100.00%

      The new notes prohibit us, NII Holdings (Cayman), Ltd., and some of our subsidiaries from incurring new indebtedness not contemplated by our reorganization plan or issuing any redeemable stock. During the year following the first anniversary of the effective date of the reorganization, we are permitted to incur additional indebtedness if our consolidated leverage ratio would be no greater than 5.0:1, such ratio decreasing during each of the following three years to 4.5:1, 4.0:1 and 3.5:1 respectively. In addition, except for McCaw International (Brazil), Ltd. and its affiliates, we are allowed to incur debt that does not exceed $50.0 million as well as intercompany debt to refinance existing obligations and some other permitted debt.

      As a result of some restrictive covenants contained in the new notes, we are not allowed to purchase or redeem any equity interest in members of our consolidated group if the equity interest is held by Nextel Brazil, any of our affiliates, or any 5% beneficial owner of our common stock, except for specific exclusions. We may not make any principal payments or redeem any debt that is subordinated in right of payment to the notes except for specific exclusions. Our ability to make investments in subsidiaries and other investments is also restricted.

      We would be required to repurchase all of the outstanding notes at a purchase price equal to 101% of the accreted value of the new notes plus accrued interest within 60 days of a change of control of our Company.

Senior Redeemable Notes

      13.0% Senior Redeemable Discount Notes due 2007. In March 1997, we completed the sale of 951,463 units, generating $482.0 million in net proceeds. Each unit was comprised of a 13.0% senior discount note due 2007 with a principal due at maturity of $1,000 and one warrant to purchase about 2.3 shares of our class B common stock at an exercise price of $1.67 per share. The warrants were to expire April 15, 2007. Cash interest on the 13.0% senior discount notes did not accrue until April 15, 2002, and then was payable semiannually beginning October 15, 2002 at a rate of 13.0% per year. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. Due to cross default provisions contained in our debt agreements and our failure in February 2002 to make a scheduled interest payment on our 12.75% senior serial redeemable notes due 2010, these notes were subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration had been declared. As a result, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

      12.125% Senior Serial Redeemable Discount Notes due 2008. In March 1998, we completed the sale of $730.0 million in principal amount at maturity of our 12.125% senior serial redeemable discount notes due 2008, generating about $387.0 million in net cash proceeds. Cash interest did not accrue until

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

April 15, 2003, and then was payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. Due to cross default provisions contained in our debt arrangements and our failure in February 2002 to make a scheduled interest payment on our 12.75% senior serial redeemable notes due 2010, these notes were subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration had been declared. As a result, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

      12.75% Senior Serial Redeemable Notes due 2010. In August 2000, we completed the sale of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest was payable semiannually at a rate of 12.75% per year. We were required to make an interest payment on February 1, 2002, however we did not make this payment. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated unsecured indebtedness. In February 2002 we failed to make our scheduled $41.4 million interest payment under these notes, and as a result of the default, the entire balance of unpaid principal under these notes was subject to being declared immediately due and payable together with accrued interest. Therefore, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

Bank and Vendor Credit Facilities

      As of December 31, 2002, there were no amounts available for borrowing under our vendor credit facilities.

      International Motorola Equipment Financing Facility. In February 1999, we entered into an equipment financing facility with Motorola Credit Corporation providing for $225.0 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services. As permitted by this facility, we used a portion of the available funds to repay all our previously outstanding long-term debt of Nextel Philippines. Our operating companies in Mexico, Peru, the Philippines and Japan were eligible borrowers under this facility. This facility was subsequently amended on February 19, 2001 to, among other things, limit eligible borrowers under the facility to our operating companies in Mexico, Peru and the Philippines. Amounts borrowed under this facility were originally payable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. The February 19, 2001 amendment deferred repayment until December 31, 2002 and extended the maturity to June 30, 2006.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, Motorola Credit Corporation reinstated and refinanced the international Motorola equipment financing facility in the amount of $225.0 million. Under the new facility, we are required to repay the principal in consecutive semi-annual installments equaling 12.5% of the outstanding principal beginning on June 30, 2004 and maturing December 31, 2007. Interest payments are due semi-annually beginning on December 31, 2002. The borrowers under this facility are Nextel Mexico, Nextel Peru and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

NII Holdings (Cayman), Inc. The new facility is secured by all of our assets, subject to an intercreditor agreement, and is guaranteed by the Company and certain of our subsidiaries.

      In addition, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow under our international Motorola equipment financing facility an amount necessary to increase our consolidated cash balance to $100.0 million. Our aggregate cash borrowings under this facility cannot exceed $56.7 million, interest would be due semi-annually and principal would have to be repaid in four equal annual installments.

      International Motorola Incremental Equipment Financing Facility. In December 1999, we entered into an agreement with Motorola Credit under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us. In January 2000, we borrowed the full $56.6 million available under this facility to acquire infrastructure equipment and related services from Motorola. We and Motorola Credit Corporation entered into an amendment to this facility on February 19, 2001 under which amounts borrowed under this facility mature June 30, 2003. Before this amendment, loans under this facility were to mature December 31, 2001. Loans under this facility were secured by a cash escrow account of $57.4 million, which we classified as restricted cash in our consolidated balance sheet as of December 31, 2001. As a result of cross-default provisions contained in this facility, Motorola Credit Corporation was able to pursue its remedies available under this facility, which included seizing the $57.4 million balance in our cash escrow account. Motorola Credit Corporation provided notice of our continuing events of default under this facility. This facility contained restrictive covenants similar to those contained in our equipment financing facility from Motorola Credit Corporation.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we released to Motorola Credit Corporation from our escrow account $56.6 million in cash collateral to repay the outstanding balance and accrued interest due under this facility.

      Brazil Motorola Equipment Financing Facility. In October 1997, McCaw International (Brazil), the holding company through which we hold our Brazilian operations, and Motorola Credit Corporation entered into an equipment financing agreement under which Motorola Credit Corporation agreed to provide up to $125.0 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire infrastructure equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit Corporation entered into an amendment to this agreement on February 19, 2001, which permitted installments due after that date to be repaid beginning December 31, 2002, with final payment due on June 30, 2005. The loans made under this agreement were secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries, and our guarantee of the obligations.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, we entered into a new Brazil Motorola equipment financing facility with Motorola Credit Corporation. The new facility has a maturity date of November 1, 2009 and a commitment amount of $103.2 million. Under the new facility, we have to repay principal in semi-annual payments of $12.5 million, in arrears, on June 30 and December 31, beginning on June 30, 2006. We have to pay interest semi-annually in arrears on June 30 and December 31. Until December 31, 2004, interest payments are paid only out of positive free cash flow from our Brazilian operating subsidiaries, as defined, to the extent that there is cash available. Otherwise, the interest will be deferred until the earlier of when cash is available or January 1, 2005. We and certain of our operating subsidiaries and intermediate parents

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

provide a guarantee of debts under this new facility, and it is secured by all of our assets and the assets of our operating subsidiaries.

      Argentina Credit Facilities. In February 1998, Nextel Argentina entered into a credit facility which, as amended, provided up to $100.0 million in term loans. Loans under this facility bore interest at a rate equal to, at our option, either the ABR plus 4.0%, where ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 0.5%, or the Eurodollar rate plus 5.0% where the Eurodollar rate is LIBOR multiplied by the statutory reserve rate. Loans under this facility were repayable in quarterly installments from September 30, 2000 through March 31, 2003. The first nine installments were equal to 1/18 of the September 30, 2000 outstanding balance and the final installment was to be in an amount equal to the remaining balance. Borrowings under this facility were secured by a pledge of stock of, and a first priority lien on a substantial portion of the assets of, Nextel Argentina.

      In May 1999, and concurrent with the then current modification of the Argentina credit facility, Motorola Credit Corporation agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina credit facility for the purchase from Motorola of qualifying network equipment and related services.

      On November 12, 2002, we repurchased the entire outstanding balance of these credit facilities and any remaining related obligations to the lenders for $5.0 million in cash and the issuance of 400,000 shares of our new common stock.

5.  Significant Transactions

      Each of the acquisitions described below was accounted for under the purchase method.

      Nextel Mexico. During 2000, Nextel Mexico purchased $118.6 million of licenses to help consolidate and significantly expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. During 2001, Nextel Mexico purchased an additional $27.8 million of licenses. During 2002, Nextel Mexico purchased licenses from two Mexican companies for a total of $13.6 million in cash. These acquisitions are intended to help consolidate and expand our spectrum position in Mexico.

      Nextel Brazil. In May 2000, we purchased all of the remaining equity interests of Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, in Nextel S.A, which owned Nextel Brazil, for an aggregate purchase price of about $31.1 million in cash. This purchase increased our ownership of Nextel Brazil, through Nextel S.A., from about 87.4% to about 92.0%.

      In July 2000, we entered into a purchase, release and settlement agreement with Telcom Ventures under which, on August 4, 2000, we made a cash payment to Telcom Ventures totaling $146.0 million, received all of the remaining equity interests held by Telcom Ventures in McCaw International (Brazil), which owned all of Nextel S.A., and exchanged mutual releases with Telcom Ventures regarding a previous dispute. In addition, all pending court disputes between us and Telcom Ventures were permanently dismissed. As a result, we increased our ownership interest in both Nextel Brazil and its parent to 100.0%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      Nextel Peru. In May 2000, we purchased another stockholder’s interest in Nextel Peru for about $2.8 million in cash and increased our ownership interest from about 63.5% to about 69.4%. Also in May 2000, we purchased all of the remaining equity interests of Motorola International in Nextel Peru. This purchase increased our ownership from about 69.4% to 100.0%. We paid Motorola International an aggregate purchase price of about $30.0 million in cash for the acquisition.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Significant Transactions — (Continued)

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Peru. At closing, we paid $20.0 million of the total purchase price of about $36.5 million. We paid an additional $15.8 million and accrued interest in August 2001. During 2001, we merged the specialized mobile radio companies we purchased from Cordillera Communications Corporation with Nextel Peru.

      Chilean Operating Companies. In May 2000, we purchased three Chilean specialized mobile radio companies from Motorola International. We paid Motorola International an aggregate purchase price of about $16.6 million in cash for the acquisition.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile. At closing, we paid $6.0 million of the total purchase price of about $30.0 million. The remaining $24.0 million, plus accrued interest at a rate of 8.0% per year, was due by August 2002, subject to reduction by up to $14.0 million if we were unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile. We had accrued $10.0 million as of December 31, 2001, representing the remaining non-contingent amount due for this purchase. As a result of our emergence from Chapter 11 reorganization, we issued shares of our new common stock to Cordillera Communications Corporation in exchange for the cancellation of the remaining amounts that we owed them.

      Nextel Philippines. In July 2000, we increased our direct and indirect ownership interests in Nextel Philippines from about 38.0% to about 51.1% by purchasing some of the minority owners’ equity interests for about $9.8 million. As a result of this transaction, we began consolidating Nextel Philippines late in the third quarter of 2000. Prior to July 2000, we accounted for this investment using the equity method.

      In January 2001, we increased our direct and indirect ownership interest in Nextel Philippines from about 51.1% to about 59.1% by purchasing additional minority owners’ equity interests for about $3.7 million.

      In September 2002, we sold an 8% indirect interest and a 2% direct interest in Nextel Philippines to a third party investor. This transaction reduced our combined direct and indirect ownership interest in Nextel Philippines to about 49%. In November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As a result of this sale, in accordance with SFAS No. 144, we have presented the financial results of Nextel Philippines as discontinued operations in our consolidated statements of operations for all periods presented. Prior to the sale, the results of operations reported by Nextel Philippines were included in “Corporate and other” for segment reporting purposes. At the time of sale, Nextel Philippines had $1.5 million in net accounts receivable and $22.3 million in accrued expenses and other current liabilities. The amounts of operating revenues and net pre-tax income (loss) related to the operations of Nextel Philippines included in discontinued operations are as follows:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Operating revenues	$997	$12,570	$17,149	$5,881

Net pre-tax loss	$(3,810)	$(2,025)	$(170,335)	$(59,973)

      Acquisitions. The total purchase price and net assets acquired for our business acquisitions completed during 2000 are presented below. There were no business acquisitions completed during 2002 or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Significant Transactions — (Continued)

2001. The direct cost of our business acquisitions and the net assets we acquired during 2000 include the effect of the consolidation of Nextel Philippines.

2000

(in thousands)
Direct cost of acquisitions	$504,542

Net assets acquired:
Working capital, net	$3,280
Property, plant and equipment	68,030
Intangible assets	502,846
Other assets	5,628
Minority interest	24,956
Deferred income taxes	(100,198)

$504,542

6.  Investments

      We did not own any investments as of December 31, 2002 or 2001.

      Japan. In March 2000, Nichimen Corporation, a partner in NEXNET Co., Ltd., a wireless communications services provider in Japan in which we had a minority interest, declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET to the contributing stockholders, including us. Additionally, on March 30, 2000, we purchased from Nichimen additional shares for about $0.4 million in cash. As a result of these share acquisitions, our equity ownership interest in NEXNET increased from about 21.0% to about 32.1%.

      During the third quarter of 2000, we engaged an outside consultant to advise us on how to maximize the value of our investment in NEXNET. The findings of this review were presented to us in December 2000. The review concluded, among other things, that a fundamental change was required in the specialized mobile radio regulatory framework and in NEXNET’s deployment of specialized mobile radio technology in the 1.5 GHz spectrum band. These changes were deemed necessary given the competitive landscape in the Japanese wireless market. During December 2000, we held several meetings with the regulatory entities in conjunction with the Japan Mobile Telecommunication — System Association. As a result of these meetings, we determined that the required regulatory changes could not be effected in a timely manner and that the network buildout under the existing specialized mobile radio technology would be costly and inefficient. Consequently, we notified NEXNET that we were exercising our rights under the shareholders agreement and the credit agreement, to which we are a party, by declining to honor NEXNET’s request for additional funding made December 15, 2000 and any future request to advance funds for continued investment in the existing specialized mobile radio infrastructure in Japan. As a result, we reached the conclusion that the value of our existing investment in NEXNET was not recoverable. In light of this conclusion, we recorded a one time non-cash charge included in equity in losses of unconsolidated affiliates of about $21.0 million in the fourth quarter of 2000 that represents the write off of the entire amount of our investment, including shareholder advances, in NEXNET.

      In December 2001, we sold our minority interest in NEXNET to Motorola, Inc. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET. We recognized a $9.6 million net pre-tax gain during the fourth quarter of 2001 as a result of this sale.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Investments — (Continued)

      TELUS Corporation. In October 2000, TELUS acquired Clearnet, a publicly traded Canadian company in which we owned an equity interest, for cash and stock. TELUS is a publicly traded Canadian telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and internet communications services to western Canada. Under agreements among us, TELUS and Clearnet, we exchanged all of our Clearnet stock for non-voting shares of TELUS stock. In exchange for our 8.4 million shares of Clearnet stock, we received 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. In accordance with SFAS No. 115, the shares of TELUS stock were recorded at their current market value in our financial statements.

      During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001.

      In November 2001, we completed the sale of our entire investment in TELUS. This transaction resulted in proceeds of $196.5 million to us, of which $57.4 million is classified as restricted cash on our consolidated balance sheet as of December 31, 2001 and was pledged in escrow to secure the outstanding loan under the international Motorola incremental equipment financing facility that had been previously secured by the TELUS shares. We recognized a $41.6 million pre-tax gain during the fourth quarter of 2001 as a result of this sale.

      Shanghai CCT McCaw. Until September 2000, we were an investor in Shanghai CCT McCaw Telecommunications Systems Co., Ltd., a joint venture that participated in the development of a Global System for Mobile Communications, or GSM, system in Shanghai, China through a profit sharing arrangement with China United Telecommunications Corporation, referred to as Unicom. In September 1999, Unicom advised Shanghai CCT McCaw, and all similarly situated investors in Unicom, that under a new policy of the Chinese government, all existing arrangements between Unicom and joint ventures in which foreign companies had invested needed to be terminated. On March 17, 2000, Shanghai CCT McCaw and Unicom executed a termination agreement setting forth the terms and conditions for the termination of the cooperation agreement with Unicom. In consideration for entering into this termination agreement, Shanghai CCT McCaw received about $61.3 million in cash, and we and the other joint venture participants received warrants in June 2000 to purchase shares of Unicom stock. We also received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT McCaw. On September 29, 2000, the joint venture was formally dissolved, and we received about $9.8 million in cash, representing our pro rata equity percentage interest in the joint venture. As a result, we recorded a pre-tax gain of about $6.1 million.

7.     Fair Value of Financial Instruments

      We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

      Debt. The fair value of our senior notes is based on quoted market prices. As our vendor credit facilities do not have quoted market prices, we estimated fair value for these facilities based on current

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Fair Value of Financial Instruments — (Continued)

carrying values because these agreements were recently renegotiated and interest rates are reset periodically. See Note 4 for more information about our debt.

	Successor Company		Predecessor Company
	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)		(in thousands)
Debt, including current portion	$432,157	$463,809	$2,665,144	$613,537

8.     Property, Plant and Equipment

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Land	$581	$1,846
Leasehold improvements	14,325	30,404
Digital network equipment	153,814	139,294
Office equipment, furniture and fixtures, and other	22,901	90,256
Less: Accumulated depreciation and amortization	(5,038)	(48,435)

	186,583	213,365
Construction in progress	43,625	136,636

	$230,208	$350,001

      During 2001, we wrote down substantially all of our property, plant and equipment to their estimated fair values and recorded pre-tax asset impairment charges of $1,089.5 million. See Note 3 for more information about these charges.

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further wrote down all of our property, plant and equipment to their estimated fair values and recorded charges to reorganization items of $149.5 million. See Note 1 for more information about these adjustments.

9.     Intangible Assets

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Licenses	$102,040	$191,658
Customer base	88,930	814
Trademark	15,393	—
Other intangibles	164	177
Less: Accumulated amortization	(6,429)	—

	$200,098	$192,649

      During 2001, we wrote down substantially all of our intangible assets, except debt financing costs, to their estimated fair values and recorded pre-tax impairment charges of $475.6 million for licenses,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Intangible Assets — (Continued)

$144.4 million for goodwill, $11.6 million for customer lists and $3.3 million for other intangibles. See Note 3 for more information about these charges.

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we adjusted the carrying values of our intangible assets to their estimated fair value. As a result, we recorded a $68.4 million charge to reduce the carrying value of our licenses to estimated fair value, and recognized $88.4 million for our customer base and $15.3 million for our trademark to record these intangible assets at their estimated fair values.

10.     Accrued Expenses and Other

      The components of accrued expenses and other are as follows:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Tax related items and other contingencies	$66,389	$52,007
Payroll related items and commissions	29,364	25,810
Network system and information technology costs	18,603	25,043
Accrued capital expenditures	16,446	31,699
Customer deposits	5,913	2,709
Other	12,348	34,789

	$149,063	$172,057

11.     Income Taxes

      The components of the income tax (provision) benefit are as follows:

	Successor
	Company	Predecessor Company

	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

		(in thousands)
Current:
Federal	$(4,375)	$(25,764)	$(13,718)	$(62,484)
State	—	—	(2,503)	(9,163)
Foreign	(174)	(869)	(26,205)	(2,518)
Deferred:
Foreign	100	448	111,176	6,505

Income tax (provision) benefit	$(4,449)	$(26,185)	$68,750	$(67,660)

      The tax benefits resulting from our asset impairment charges are reflected in the deferred foreign tax benefit.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

      Our income tax (provision) benefit reconciles to the amount computed by applying the U.S. statutory rate to income (loss) before income tax (provision) benefit as follows:

		Predecessor Company
	Successor
	Company Two	Ten Months
	Months Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(In thousands)	(In thousands)
Income tax (provision) benefit at statutory rate	$(9,573)	$(694,227)	$904,126	$112,171
State taxes (net of federal benefit)	2,117	(7,785)	13,968	(455)
Foreign taxes	21,827	(25,275)	(67,699)	(2,352)
Non-consolidated subsidiary adjustments	434	(72,541)	7,348	(11,508)
High yield discount obligations	(171)	(215,632)	(4,524)	(3,985)
Change in valuation allowance	(13,753)	158,191	(376,194)	(133,215)
Loss on impairment charges	—	—	(366,492)	—
Intercompany transactions	(1,465)	(9,775)	(11,873)	—
Withholding tax and subpart F income	(8,750)	(47,638)	—	—
Reorganization items	—	879,868	—	—
Other	4,885	8,629	(29,910)	(28,316)

	$(4,449)	$(26,185)	$68,750	$(67,660)

      Deferred tax assets and liabilities consist of the following:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Deferred tax assets:
Loss carryforwards	$294,955	$445,170
Deferred interest	336	214,581
Intangible assets	25,004	45,867
Fixed assets	86,338	—
Other	66,937	82,215

	473,570	787,833
Valuation allowance	(446,842)	(787,556)

	26,728	277

Deferred tax liabilities:
Intangible assets	5,439	14,180
Other	25,676	1,231

	31,115	15,411

Net deferred tax liability	$4,387	$15,134

      SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our valuation allowance as of December 31, 2002 applies to tax loss carryforwards, some temporary differences and tax credit carryforwards that, in our opinion, are more likely than not to expire

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

unused. Our foreign subsidiaries do not have positive cumulative undistributed earnings and therefore no deferred taxes have been recorded.

      As of December 31, 2002, we had about $123.4 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2010. The timing and manner in which we will utilize the net operating loss carryforwards in any year or in total may be limited by the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

      As of December 31, 2002, net operating loss carryforwards for our foreign subsidiaries were about $177.3 million for Mexican income tax purposes, $211.0 million for Argentine income tax purposes and $58.3 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2012. Our foreign subsidiaries also had about $15.2 million of net operating loss carryforwards for Chilean income tax purposes that have no expiration date. In addition, our foreign subsidiaries had about $267.9 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30.0% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

      As discussed in Note 1, we undertook a reorganization under Chapter 11 of the United States Bankruptcy Code. The primary effects of the reorganization on our tax structure are as follows.

      Nextel Communications’ ownership in us was reduced below 80% in October 2002. As a result, we deconsolidated from Nextel Communications for tax purposes and are now required to file a separate tax return. We and our domestic subsidiaries will elect to file a consolidated return for business activities conducted after the deconsolidation. Our results from operations through that date will be reported on Nextel Communications’ consolidated tax return. The results of our operations from the date of deconsolidation through the end of the calendar year will be included in our consolidated tax return.

      As discussed in Note 1, we extinguished approximately $2.3 billion of our secured redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of new common stock. For U.S. tax purposes, this transaction caused us to recognize cancellation of indebtedness income on the first day of the Successor Company’s new tax year. Internal Revenue Code Section 108 provides that we are not required to recognize taxable income with respect to the cancellation of indebtedness.

      As discussed in Note 1, certain reorganization items were recorded for financial statement purposes. In certain situations, these reorganization items resulted in the adjustment of the financial statement basis of certain assets, which resulted in the adjustment of certain deferred tax assets and liabilities.

      We had a tax sharing agreement with Nextel Communications dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications. See Note 15 for additional information.

12. Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from one to nine years. Total rent expense under operating leases was $6.2 million during the two months ended December 31, 2002, $35.4 million during the ten months ended October 31, 2002, $41.6 million during 2001 and $25.4 million during 2000.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies — (Continued)

      For years subsequent to December 31, 2002, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2003	$31,008
2004	29,164
2005	25,839
2006	21,614
2007	20,076
Thereafter	52,424

$180,125

      Motorola Commitments. In August 2000, we entered into agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other purchase commitments that, if not met, subject us to payments based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. We did not meet our $230.0 million purchase commitment for 2001, resulting in the payment of $8.0 million to Motorola during 2001 based on the shortfall of purchases. During 2001, we and Motorola amended the infrastructure purchase agreements to reduce our purchase commitments to $75.0 million for each of 2002 and 2003. We did not meet our $75.0 million purchase commitment for 2002, resulting in the payment of $1.4 million to Motorola during 2002. The maximum payment pursuant to commitment shortfall provisions under these agreements for 2003 is $1.1 million.

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Additionally, Nextel Brazil has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Nextel Brazil believes it has appropriately reserved for probable losses related to these tax and non-tax matters in accordance with SFAS No. 5. Additionally, we estimate the range of possible losses related to these tax and non-tax matters to be between $27.0 million and $31.0 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments or claims, we continue to evaluate the likelihood of possible losses, if any.

      Mexican Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies. Nextel Mexico, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute had been inconclusive. In order to minimize

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies — (Continued)

potential penalties and interest upon resolution of this dispute, Nextel Mexico chose to remit to the tax authorities the new tax on some components of revenue for which it anticipated an unfavorable resolution, and withhold payment on other components believed to have a greater likelihood of a favorable resolution. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. As a result of this decision, during the fourth quarter of 2002, Nextel Mexico recognized $14.3 million in revenue, which represents the balance that it had previously accrued as a tax contingency for interconnect services from January 2002 through November 2002. In addition, Nextel Mexico is no longer accruing taxes specifically related to interconnection services. However, because the Mexican tax authority did not exempt other telecommunications services, Nextel Mexico is continuing to accrue and pay taxes related to these services while legal proceedings continue while it disputes this tax in court. The final outcome and related timing of the resolution of this dispute is uncertain.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operation. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would adversely affect our business.

13. Capital Stock

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we:

•	filed a Restated Certificate of Incorporation authorizing an aggregate of 100,000,000 shares of new common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to November 12, 2002; and

•	issued 20,000,000 shares of our new common stock and one share of our special director preferred stock.

      Common Stock. Holders of our new common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. If our Company is partially or completely liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the common stock are entitled to share ratably in the net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock. There are no redemption or sinking fund provisions applicable to the common stock. As of December 31, 2002, there were 20,000,000 shares of our common stock outstanding.

      Special Director Preferred Stock. Motorola Credit Corporation is the holder of our special director preferred stock. The special director preferred stock gives Motorola Credit Corporation the right to nominate, elect, remove and replace a single member of our board of directors, provided that at the time any such action is taken, Motorola Credit Corporation must be the holder of a majority in principal amount of the aggregate indebtedness outstanding under our international Motorola equipment financing facility and our Brazil Motorola equipment financing facility. If Motorola Credit Corporation’s debt position falls below a majority interest, it will lose its right to nominate, elect, remove or replace a member

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock — (Continued)

of our board of directors. The special director preferred stock has no dividend rights or other economic value, except for a liquidation value equal to the par value of the stock. In addition, the special director preferred stock has no voting rights, except as described above and as may be required by applicable law and except that the Certificate of Incorporation may not be amended, altered or appealed so as to change the number of directorships without the affirmative vote of the holder of special director preferred stock. As of December 31, 2002, there was one share of our special director preferred stock outstanding.

      Undesignated Preferred Stock. Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2002, we had not issued any shares of undesignated preferred stock.

      Common Stock Reserved for Issuance. As of December 31, 2002, under our employee stock option plan, we had reserved for future issuance 2,222,222 shares of our common stock.

      The following is a discussion of capital stock transactions that occurred prior to our reorganization:

      Stock Splits and Reclassification. On June 12, 2000, we increased the number of authorized shares of our common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split.

      On October 23, 2000, we amended our charter to authorize 2,160,037,500 shares of capital stock, reclassified our no par value common stock into class A and class B common stock, par value $0.001 per share, and converted our outstanding common stock to class B common stock, enabling us to complete a 3-for-2 common stock split. Our authorized capital stock as of that date consisted of:

•	1,500,000,000 shares of class A common stock, par value $0.001 per share;

•	650,000,000 shares of class B common stock, par value $0.001 per share;

•	12,500 shares of series A exchangeable redeemable preferred stock, par value $10.00 per share;

•	25,000 shares of series B redeemable preferred stock, par value $10.00 per share; and

•	10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

      Information for the ten months ended October 31, 2002 and years ended December 31, 2001 and 2000 presented throughout these financial statements and related notes has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Preferred Stock Issuance and Conversion. Our series A preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter, the liquidation preference on the series A preferred stock accreted at an annual rate equal to 13.625%. Except as required by law, the holders of the series A preferred stock were not entitled to receive dividends or other distributions. We had the right at any time to redeem the series A preferred stock in full (or with the consent of the holder of the affected shares of series A preferred stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date.

      On April 4, 2000, we received an advance of $77.7 million from Unrestricted Subsidiary Funding Company, or USF Company, a wholly owned subsidiary of Nextel Communications. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in Nextel Peru and Nextel Brazil and the Chilean specialized mobile radio companies, as discussed in Note 5. On June 2, 2000, we issued 777 shares of our series A preferred stock to USF Company as repayment of this

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock — (Continued)

intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $150.0 million.

      Under a stock exchange agreement between us and USF Company, on June 12, 2000, we exchanged all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time for 49,682,088 shares of our class B common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock.

      On June 29, 2000, we issued an additional 2,150 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $215.0 million. On December 8, 2000, we issued 853 shares of our series A preferred stock to USF Company to satisfy our tax liability incurred on the exchange of our stock in Clearnet for stock in TELUS to Nextel Communications and we issued 2,500 additional shares to USF Company in exchange for cash proceeds of $250.0 million. Under a separate stock exchange agreement dated December 8, 2000, shares of the series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, were exchangeable into shares of our class B common stock at the option of the holder of those shares of series A preferred stock at any time between June 30, 2001 and December 1, 2002.

      On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for cash proceeds of $250.0 million. On July 16, 2001, we issued another 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for another $250.0 million in cash.

14.  Employee Stock and Benefit Plans

      NII Holdings Employee Stock Option Plans. Pursuant to our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. The Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of, and consultants to, our Company up to a maximum of 2,222,222 shares of common stock, subject to adjustments. The Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by our Company for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, our Company of stock appreciation rights whose value is tied to the market value per share, as defined in the Management Incentive Plan, of the common stock, and performance units that entitle the recipients to payments upon the attainment of specified performance goals.

      On November 12, 2002, our Board of Directors approved the grant of options to officers, directors and employees to purchase 2,219,100 shares of our new common stock. Thirty percent of the options vested on the grant date, thirty percent will vest in November 2003, thirty percent will vest in November 2004 and the remaining ten percent will vest in November 2005, all subject to certain conditions.

      In connection with our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 our NII Holdings, Inc. 1997 Employee Stock Option Plan and Nextel International, Inc. Incentive Equity

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

Plan were terminated and all options issued under the plans were cancelled. The following is a description of those plans:

      In June 1997, our board of directors adopted the Nextel International, Inc. 1997 Employee Stock Option Plan, under which eligible employees participated. Generally, options outstanding under this plan:

•	were granted at fair value, based on periodic valuations of NII Holdings in accordance with the terms of the plan;

•	vested monthly over a four year service period; and

•	expired ten years subsequent to the award date.

      In addition, holders of shares of our class B common stock issued upon the exercise of options under the 1997 Employee Stock Option Plan were entitled to put rights which, subject to some conditions, required us to repurchase those shares from them.

      On June 12, 2000, our board of directors ratified the Nextel International, Inc. Incentive Equity Plan that was adopted by the plan administration committee on May 25, 2000. The plan provided for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to NII Holdings’ nonaffiliate directors, officers, including officers who were members of the board of directors, and other key employees, consultants and advisors with respect to 30,000,000 shares of common stock. Options to purchase shares of common stock could have been at prices equal to or greater than market price on the date of grant. Generally, options outstanding under this plan vested over a four year service period and expired ten years subsequent to the award.

      On May 7, 2001, our plan administration committee approved the grant of options to our employees under our incentive equity plan. These options vested over a three-year period, with 50% vesting on the first anniversary of the grant date, 25% vesting on the second anniversary of the grant date and 25% vesting on the third anniversary of the grant date.

      A summary of the activity under our stock option plans is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 1999	11,890,014	$3.39
Granted	11,952,750	10.85
Exercised	(1,014,198)	1.70
Canceled	(144,939)	6.78

Outstanding, December 31, 2000	22,683,627	7.35
Granted	9,129,875	5.00
Exercised	—	—
Canceled	(2,826,876)	5.97

Outstanding, December 31, 2001	28,986,626	6.75
Granted	—	—
Exercised	—	—
Terminated	(28,986,626)	6.75

Outstanding, October 31, 2002	—	—

Exercisable, December 31, 2000	8,065,443	3.06

Exercisable, December 31, 2001	9,294,575	3.30

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	—	$—
Granted	2,219,100	2.50
Exercised	—	—
Canceled	—	—

Outstanding, December 31, 2002	2,219,100	2.50

Exercisable, December 31, 2002	665,730	2.50

      As of December 31, 2002, the weighted average life remaining of outstanding stock options was 9.9 years.

      We did not grant any options during the ten months ended October 31, 2002. All options that we granted during the two months ended December 31, 2002 and the year ended December 31, 2001 had an exercise price equal to the fair value at the date of grant. The weighted average exercise price and weighted average fair value of options granted during the two months ended December 31, 2002, and the years ended December 31, 2001 and December 31, 2000 are as follows:

	Weighted Average	Weighted Average
	Exercise Price of	Fair Value of
	Options Granted	Options Granted

Options granted during the two months ended December 31, 2002	$2.50	$1.67
Options granted during the year ended December 31, 2001	5.00	2.98
Options granted during the year ended December 31, 2000 with exercise price equal to fair value	11.83	6.45
Options granted during the year ended December 31, 2000 with exercise price less than fair value	4.01	4.32

      Nextel Communications Employee Stock Option Plan. Some of our employees participate in the Nextel Communications, Inc. Incentive Equity Plan. Generally, non-qualified stock options outstanding under this Plan:

•	are granted at prices equal to the market value of Nextel Communications’ stock on the grant date;

•	vest ratably over a four year service period; and

•	expire ten years subsequent to the award date.

      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel Communications, then that holder’s unvested options will immediately vest or otherwise become payable, subject to certain limits.

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we are no longer a wholly-owned subsidiary of Nextel Communications and our employees are no longer considered employees of Nextel Communications. As a result, vesting of all options granted by Nextel Communications to our employees ceased upon our emergence and all unvested options were cancelled. In addition, all options granted by Nextel Communications to our employees after November 12, 1998 that were vested on November 12, 2002 are exercisable only until November 12, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 1999	2,196,742	$15.04
Granted	2,117,499	61.53
Transferred	1,190,217	32.14
Exercised	(1,201,564)	12.06
Canceled	(382,720)	21.35

Outstanding, December 31, 2000	3,920,174	38.13
Granted	—	—
Transferred	139,209	28.71
Exercised	(62,884)	12.23
Canceled	(255,661)	50.37

Outstanding, December 31, 2001	3,740,838	37.34
Granted	—	—
Transferred	(126,463)	29.78
Exercised	(30,000)	7.56
Canceled	(1,309,822)	49.84

Outstanding, October 31, 2002	2,274,553	30.93

Exercisable, December 31, 2000	623,089	15.04

Exercisable, December 31, 2001	1,619,594	27.40

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	2,274,553	$30.93
Granted	—	—
Transferred	—	—
Exercised	(95,000)	11.80
Canceled	(155,000)	22.10

Outstanding, December 31, 2002	2,024,553	32.51

Exercisable, December 31, 2002	2,024,553	32.51

      Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding and Exercisable

Exercise Price		Weighted Average	Weighted Average
Range	Shares	Life Remaining	Exercise Price

$ 6.75 – 11.41	265,799	6.15 years	$8.63
13.64 – 35.13	1,009,482	5.94 years	17.19
42.69 – 61.94	749,272	7.13 years	61.61

	2,024,553

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

      Fair Value Disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2002	2001	2000

Expected stock price volatility	83%	66%	51 – 57%
Risk-free interest rate	2.68%	4.85%	6.10 – 6.84%
Expected life in years	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during the two months ended December 31, 2002 was $1.67, during the year ended December 31, 2001 was $2.98 and during the year ended December 31, 2000 was $10.11.

      Generally, our stock options are non-transferable, except to family members or by will, as provided for in the Management Incentive Plan, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. Since our new common stock did not begin trading publicly until November 21, 2002, we based our assumptions for stock price volatility on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

      Employee Benefit Plan. Until October 31, 2002, some of our officers and employees were eligible to participate in Nextel Communications’ defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code. Participants were allowed to contribute up to 15% of their compensation and be fully vested over four years of employment. We provided a matching contribution of 100% of the first 4% of salary contributed by the employee. Effective with our emergence from Chapter 11 reorganization, our officers and employees are no longer eligible to participate in Nextel Communications’ defined contribution plan.

      Our contributions were about $251,000 during the ten months ended October 31, 2002, $304,000 during 2001 and $70,000 during 2000.

      Effective January 1, 2003, we implemented a defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code under which some of our officers and employees are eligible to participate. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee.

15.  Related Party Transactions

Transactions with Nextel Communications, Inc.

      In connection with our emergence from Chapter 11 reorganization, on November 12, 2002 Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 5,696,521 shares of the common stock that we issued, together with 1,422,167 shares of common stock that we issued to Nextel Communications in connection with the cancellation of NII Holdings’ senior

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.

      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

          New Spectrum Use and Build-Out Agreement

      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $25.0 million and $25.0 million that Nextel Communications placed in escrow to be disbursed as costs are incurred in connection with the build-out. The balance of the escrowed funds will be disbursed at the earlier of 18 months or completion of the build-out.

          Tax Cooperation Agreement with Nextel Communications

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications under which we and Nextel Communications agreed to retain, for 20 years following the effective date of our plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group.

          Amended and Restated Overhead Services Agreement with Nextel Communications

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either we or Nextel Communication can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

      We periodically reimburse Nextel Communications for costs incurred under the overhead services agreements, which totaled $0.1 million during the two months ended December 31, 2002, $2.0 million during the ten months ended October 31, 2002, $4.0 million during 2001, and $1.4 million during 2000. We also reimburse Nextel Communications for some vendor payments made on our behalf. As of December 31, 2002, our total liability due to Nextel Communications was $0.9 million, while as of December 31, 2001, it was $31.8 million, which consisted primarily of amounts due under the tax sharing agreement we had with Nextel Communications and reimbursements for vendor payments made on our behalf.

          Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel”. The

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit one of several specified defaults and fail to cure the default within a 60 day period.

Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which (i) Nextel Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis without prior approval of a majority of the non-Nextel Communications members of the Board of Directors and (ii) we agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of the common equity of us on a fully diluted basis.

Transactions with Motorola, Inc.

      We have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to payments based on a percentage of the commitment shortfall. We also have various equipment agreements with Motorola. Through October 2002, and 2001 and 2000, we also had handset financing agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements.

      Our purchases from Motorola during the two months ended December 31, 2002, the ten months ended October 31, 2002, and the years ended December 31, 2001 and 2000 consisted of the following:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Digital infrastructure equipment	$1,228	$16,272	$200,371	$368,141
Handsets	18,708	93,670	186,463	146,796
Software maintenance	2,676	9,550	9,148	1,353
Training	24	174	1,120	635

	$22,636	$119,666	$397,102	$516,925

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

      Accounts payable due to Motorola as of December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Deferred handset financing obligations	$44,812	$93,802
Equipment purchases	4,441	11,573
Other	2,026	2,695

Total due to Motorola	$51,279	$108,070

      In addition, we had $328.2 million and $417.8 million in debt due to Motorola Credit Corporation as of December 31, 2002 and 2001. As further discussed in Note 4, on November 12, 2002, as part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. We also repaid $56.7 million in outstanding principal plus accrued interest to Motorola Credit Corporation under our international Motorola incremental equipment financing facility.

16. Segment Information

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Peru and (4) Argentina. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and other” segment below. The Corporate and other segment includes our Chilean operating companies, which we purchased in May and August of 2000, and the corporate entity that held our equity investment in Japan and our investment in Canada prior to our sale of those investments during the fourth quarter of 2001. We evaluate performance of these segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization and other charges, such as reorganization items and impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Successor Company — Two Months Ended December 31, 2002
Operating revenues	$95,682	$21,990	$14,729	$10,727	$239	$(89)	$143,278

Segment earnings (losses)	41,060	4,663	3,195	2,821	(4,442)	—	47,297
Depreciation and amortization	(10,256)	(263)	(323)	(212)	(367)	346	(11,075)

Operating income (loss)	30,804	4,400	2,872	2,609	(4,809)	346	36,222
Interest expense	(1,447)	(5,747)	(252)	(172)	(3,788)	937	(10,469)
Interest income	270	1,178	6	16	1,264	(937)	1,797
Foreign currency transaction (losses) gains, net	(409)	1,422	624	285	34	(599)	1,357
Other (expense) income, net	(1,456)	(950)	6,983	(60)	(6,074)	—	(1,557)

Income (loss) from continuing operations before income tax	$27,762	$303	$10,233	$2,678	$(13,373)	$(253)	$27,350

Capital expenditures from continuing operations	$16,195	$1,547	$4,269	$1,932	$586	$—	$24,529

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Predecessor Company — Ten Months Ended October 31, 2002
Operating revenues	$351,556	$152,780	$68,011	$63,790	$1,361	$(403)	$637,095

Segment earnings (losses)	101,381	13,650	18,474	12,465	(23,796)	—	122,174
Impairment, restructuring and other charges	—	(695)	(23)	(8,542)	(6,548)	—	(15,808)
Depreciation and amortization	(43,648)	(9,977)	(5,068)	(2,231)	(5,733)	1,680	(64,977)

Operating income (loss)	57,733	2,978	13,383	1,692	(36,077)	1,680	41,389
Interest expense	(2,921)	(32,458)	(2,253)	(9,485)	(128,245)	23,783	(151,579)
Interest income	438	22,579	30	167	8,378	(27,664)	3,928
Foreign currency transaction losses, net	(17,194)	(27,669)	(1,030)	(137,820)	(22)	599	(183,136)
Reorganization items, net	(46,814)	(33,658)	(31,030)	(4,112)	2,281,829	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	—	—	101,598	—	101,598
Other (expense) income, net	(3,071)	(3,703)	(530)	(1,954)	340	—	(8,918)

(Loss) income from continuing operations before income tax	$(11,829)	$(71,931)	$(21,430)	$(151,512)	$2,227,801	$12,406	$1,983,505

Capital expenditures from continuing operations	$100,651	$20,521	$12,883	$12,190	$1,971	$—	$148,216

Predecessor Company — Year Ended December 31, 2001
Operating revenues	$289,335	$171,138	$64,952	$135,320	$2,240	$(539)	$662,446

Segment earnings (losses)	15,933	(67,310)	5,370	2,390	(44,152)	—	(87,769)
Impairment, restructuring and other charges	(433,945)	(679,440)	(171,590)	(262,541)	(33,648)	—	(1,581,164)
Depreciation and amortization	(67,106)	(73,026)	(26,117)	(44,507)	(8,724)	918	(218,562)

Operating loss	(485,118)	(819,776)	(192,337)	(304,658)	(86,524)	918	(1,887,495)
Interest expense	(6,398)	(15,885)	(4,270)	(13,474)	(279,344)	22,143	(297,228)
Interest income	1,153	26,011	129	662	20,161	(34,869)	13,247
Realized losses on investments	—	—	—	—	(151,291)	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	—	9,640	—	9,640
Foreign currency transaction gains (losses), net	1,816	(62,590)	573	(1)	(1,228)	148	(61,282)
Other (expense) income, net	(954)	(5,690)	(765)	(2,601)	5,829	—	(4,181)

Loss from continuing operations before income tax	$(489,501)	$(877,930)	$(196,670)	$(320,072)	$(482,757)	$(11,660)	$(2,378,590)

Capital expenditures from continuing operations	$213,191	$244,310	$75,354	$93,674	$14,918	$(12,726)	$628,721

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Predecessor Company — Year Ended December 31, 2000
Operating revenues	$112,327	$103,815	$28,469	$79,127	$590	$—	$324,328

Segment losses	(28,860)	(43,106)	(10,004)	(14,633)	(33,073)	—	(129,676)
Depreciation and amortization	(33,090)	(54,266)	(15,099)	(43,317)	(7,632)	362	(153,042)

Operating loss	(61,950)	(97,372)	(25,103)	(57,950)	(40,705)	362	(282,718)
Interest expense	(4,372)	(24,289)	(4,584)	(17,218)	(219,768)	32,488	(237,743)
Interest income	426	19,778	174	1,611	23,381	(23,254)	22,116
Realized gain on investment	—	—	—	—	239,467	—	239,467
Equity in losses of unconsolidated affiliates	—	—	—	—	(33,328)	—	(33,328)
Foreign currency transaction losses, net	(55)	(9,595)	(224)	—	(797)	—	(10,671)
Minority interest in losses of subsidiaries	—	3,721	2,783	—	—	—	6,504
Other (expense) income, net	(2,086)	(349)	191	(379)	8,874	—	6,251

Loss from continuing operations before income tax	$(68,037)	$(108,106)	$(26,763)	$(73,936)	$(22,876)	$9,596	$(290,122)

Capital expenditures from continuing operations	$184,737	$248,257	$52,724	$96,988	$10,379	$(5,800)	$587,285

Successor Company — December 31, 2002
Property, plant and equipment, net	$207,922	$4,433	$12,668	$4,599	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$63,428	$39,576	$137,284	$345	$848,917

Predecessor Company — October 31, 2002
Property, plant and equipment, net	$195,984	$3,181	$8,486	$2,651	$—	$—	$210,302

Identifiable assets	$514,573	$70,901	$58,698	$32,982	$151,408	$—	$828,562

Predecessor Company — December 31, 2001
Property, plant and equipment, net	$243,424	$40,004	$33,869	$31,392	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$98,200	$134,662	$633,386	$(293,163)	$1,244,420

Predecessor Company — December 31, 2000
Property, plant and equipment, net	$306,385	$418,439	$96,401	$185,332	$69,008	$(5,438)	$1,070,127

Identifiable assets	$774,580	$878,160	$210,311	$355,042	$1,204,934	$(229,801)	$3,193,226

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Quarterly Financial Data (Unaudited)

				Fourth

				Predecessor	Successor
				Company	Company
	Predecessor Company			One Month	Two Months
				Ended	Ended
	First	Second	Third	October 31	December 31

	(in thousands, except per share amounts)
2002
Total consolidated operating revenues as previously reported	$199,081	$193,930	$191,067
Less: discontinued operating revenues of Nextel Philippines	(4,313)	(3,761)	(3,433)

Total consolidated operating revenues from continuing operations	$194,768	$190,169	$187,634	$64,524	$143,278

Total consolidated operating income as previously reported	$2,405	$6,917	$19,212
Less: discontinued operating loss (income) of Nextel Philippines	953	(101)	557

Total consolidated operating income from continuing operations	$3,358	$6,816	$19,769	$11,446	$36,222

(Loss) income attributable to common stockholders	$(154,549)	$(236,617)	$(36,329)	$2,382,538	$42,566

(Loss) income per share attributable to common stockholders, basic	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.13

(Loss) income per share attributable to common stockholders, diluted	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.01

	Predecessor Company

	First	Second	Third	Fourth

2001
Total consolidated operating revenues as previously reported	$139,156	$160,661	$186,002	$193,776
Less: discontinued operating revenues of Nextel Philippines	(3,851)	(4,180)	(4,198)	(4,920)

Total consolidated operating revenues from continuing operations	$135,305	$156,481	$181,804	$188,856

Total consolidated operating loss as previously reported	$(89,717)	$(91,379)	$(235,318)	$(1,664,900)
Less: discontinued operating loss of Nextel Philippines	7,516	7,053	148,053	31,197

Total consolidated operating loss from continuing operations	$(82,201)	$(84,326)	$(87,265)	$(1,633,703)

Loss attributable to common stockholders	$(167,264)	$(213,879)	$(551,718)	$(1,564,460)

Loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.79)	$(2.04)	$(5.79)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Quarterly Financial Data (Unaudited) — (Continued)

      Operating revenues and operating income for the two months ended December 31, 2002 include a $14.3 million non-recurring item related to the favorable partial resolution of a telecommunications tax in Mexico as discussed in Note 12.

      As described in Note 1, during the one month ended October 31, 2002, we recognized about $2.3 billion in reorganization items, net, in connection with our emergence from Chapter 11 on November 12, 2002 and the application of fresh-start accounting, and a $101.6 million gain on the extinguishment of our Argentina credit facilities.

      As described in Note 2, effective November 1, 2002, we changed our method of accounting for revenues and costs recognized from digital handset sales.

      Other significant events that occurred during the one month ended October 31, 2002 and two months ended December 31, 2002, including the sale of Nextel Philippines, are described in Notes 1, 4 and 5.

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

18. Subsequent Events

      Communication Towers Sale-Leaseback. On December 10, 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years. As a result of provisions in the sale-leaseback agreement that provide for some continuing involvement by us, we will account for the sale as a financing arrangement and not recognize a gain or loss from the sale. We will maintain the communication tower assets on our books and continue to depreciate them. We will treat the proceeds received as a financing obligation that will be repaid through monthly rent payments.

      The first closing occurred on December 17, 2002 under which Nextel Mexico sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of towers are not reflected in our year-end cash balance.

      During 2003, additional tower sale-leaseback closings occurred as follows:

•	in January 2003, Nextel Mexico sold an additional 83 towers for $15.5 million in proceeds;

•	in February 2003, Nextel Brazil sold 64 towers for $8.6 million in proceeds; and

•	in March 2003, Nextel Mexico sold an additional 83 towers for $15.5 million in proceeds.

      Interest Rate Swap. In February 2003, we entered into an interest rate swap agreement to hedge the variability of future cash flows associated with our $225.0 million variable interest rate international Motorola equipment financing facility. Under the interest rate swap, we agreed to exchange the difference between the variable LIBOR-based interest rate and a fixed rate, based on a notional amount of $225.0 million. The interest rate swap will fix the amount of interest expense associated with our Motorola facility commencing on June 30, 2003 and continuing over the life of the facility based on a fixed rate of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Subsequent Events — (Continued)

about 7.99% per year. We expect that the interest rate swap will qualify for cash flow hedge accounting under SFAS No. 133.

19.  Parent Company and Condensed Consolidating Financial Information

      In preparing our condensed consolidating financial information, we present our non-guarantor subsidiary of Nextel Mexico using the equity method. Accordingly, our consolidated financial statements do not agree to our condensed consolidating financial information.

SUCCESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	5,944	—	43,525

Total current assets	9,870	122,499	228,157	33,067	—	393,593
Property, plant and equipment, net	115	—	225,115	4,633	345	230,208
Investments in and advances to affiliates	93,768	89,463	434,180	—	(488,750)	128,661
Intangible assets, net	154	—	51,585	2,682	—	54,421
Other assets	41,014	2,756	48,311	704	(69,796)	22,989

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$74	$—	$25,011	$2,011	$—	$27,096
Accrued expenses and other	26,919	750	106,513	14,881	—	149,063
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	16,560	42,581	344,315	122,409	(492,155)	33,710

Total current liabilities	43,553	43,331	499,055	139,435	(492,155)	233,219
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes	154	—	3,964	269	—	4,387
Deferred revenues and other	9,800	—	58,895	—	—	68,695

Total liabilities	53,507	217,295	820,107	139,704	(492,155)	738,458

Total stockholders’ equity (deficit)	91,414	(2,577)	167,241	(98,618)	(66,046)	91,414

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

SUCCESSOR CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Two Months Ended December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$130,010	$10,966	$(89)	$140,887
Operating expenses
Cost of revenues	—	—	45,866	3,721	(89)	49,498
Selling, general and administrative	4,037	—	35,102	4,676	—	43,815
Depreciation and amortization	13	—	9,938	224	(346)	9,829

	4,050	—	90,906	8,621	(435)	103,142

Operating (loss) income	(4,050)	—	39,104	2,345	346	37,745

Other income (expense)
Interest expense	(105)	(3,655)	(7,230)	(176)	937	(10,229)
Interest income	574	221	1,817	16	(937)	1,691
Foreign currency transaction gains, net	27	—	1,660	293	(599)	1,381
Equity in income (losses) of affiliates	17,764	—	(1,679)	—	(17,764)	(1,679)
Other (expense) income, net	(6,147)	—	4,575	13	—	(1,559)

	12,113	(3,434)	(857)	146	(18,363)	(10,395)

Income (Loss) from continuing operations before income tax provision	8,063	(3,434)	38,247	2,491	(18,017)	27,350
Income tax provision	(4,224)	—	(120)	(105)	—	(4,449)

Net income (loss) from continuing operations	3,839	(3,434)	38,127	2,386	(18,017)	22,901
Discontinued operations:
Income (loss) from operations of Nextel Philippines	38,727	—	(847)	(5,071)	(13,144)	19,665
Income tax (provision) benefit	—	—	—	—	—	—

Income (loss) from discontinued operations	38,727	—	(847)	(5,071)	(13,144)	19,665

Net income (loss)	$42,566	$(3,434)	$37,280	$(2,685)	$(31,161)	$42,566

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

SUCCESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Two Months Ended December 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022
Cash flows (used in) from operating activities	(14,475)	1,844	34,701	2,769	—	24,839
Cash flows used in investing activities	(1,207)	—	(23,211)	(1,975)	1,379	(25,014)
Cash flows from financing activities	—	—	531	848	(1,379)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	83	231	—	314

Cash and cash equivalents, end of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Ten Months Ended October 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$563,926	$65,151	$(403)	$628,674

Operating expenses
Cost of revenues	—	—	231,412	21,568	(403)	252,577
Selling, general and administrative	21,581	—	198,451	32,657	—	252,689
Impairment, restructuring and other charges	6,375	—	779	8,654	—	15,808
Depreciation and amortization	4,596	—	53,539	2,307	(1,680)	58,762

	32,552	—	484,181	65,186	(2,083)	579,836

Operating (loss) income	(32,552)	—	79,745	(35)	1,680	48,838

Other income (expense)
Interest expense	(128,187)	—	(36,957)	(9,512)	23,783	(150,873)
Interest income	7,133	—	23,740	174	(27,664)	3,383
Reorganization items, net	2,282,672	—	(111,502)	(4,955)	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	101,598	—	—	101,598
Foreign currency transaction losses, net	(28)	—	(45,680)	(137,813)	599	(182,922)
Equity in losses of affiliates	(159,226)	—	(7,782)	—	159,226	(7,782)
Other income (expense), net	19	—	(7,408)	(1,571)	—	(8,960)

	2,002,383	—	(83,991)	(153,677)	169,952	1,934,667

Income (loss) from continuing operations before income tax provision	1,969,831	—	(4,246)	(153,712)	171,632	1,983,505
Income tax provision	(14,788)	—	(10,884)	(513)	—	(26,185)

Net income (loss) from continuing operations	1,955,043	—	(15,130)	(154,225)	171,632	1,957,320
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(14,219)	12,194	(2,025)
Income tax provision	—	—	—	(252)	—	(252)

Loss from discontinued operations	—	—	—	(14,471)	12,194	(2,277)

Net income (loss)	$1,955,043	$—	$(15,130)	$(168,696)	$183,826	$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Ten Months Ended October 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,810	$—	$40,359	$15,081	$—	$250,250
Cash flows (used in) from operating activities	(40,958)	(2,685)	125,418	21,712	—	103,487
Cash flows used in investing activities	(97,244)	—	(187,973)	(23,341)	95,101	(213,457)
Cash flows (used in) from financing activities	(31,115)	123,340	93,393	20,793	(95,101)	111,310
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,145)	(18,423)	—	(20,568)

Cash and cash equivalents, end of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2001
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$194,810	$—	$40,359	$15,081	$—	$250,250
Restricted cash	80,867	—	3,174	—	—	84,041
Accounts receivable, net	2,764	—	92,815	21,201	—	116,780
Handset and accessory inventory	—	—	15,908	8,578	—	24,486
Prepaid expenses and other	628	—	52,288	21,540	—	74,456

Total current assets	279,069	—	204,544	66,400	—	550,013
Property, plant and equipment, net	13,815	—	320,483	31,392	(15,689)	350,001
Investments in and advances to affiliates	384,719	—	793,842	—	(1,042,041)	136,520
Intangible assets, net	—	—	45,057	9,085	—	54,142
Other assets	35,538	—	349,418	42,166	(277,474)	149,648

	$713,141	$—	$1,713,344	$149,043	$(1,335,204)	$1,240,324

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$27,820	$—	$84,203	$17,726	$—	$129,749
Accrued expenses and other	27,873	—	98,571	45,613	—	172,057
Deferred revenues	—	—	40,874	9,192	—	50,066
Accrued interest	47,470	—	8,620	2,041	—	58,131
Due to related parties	31,800	—	326,382	188,189	(410,545)	135,826
Current portion of long-term debt	2,456,329	—	100,000	108,815	—	2,665,144

Total current liabilities	2,591,292	—	658,650	371,576	(410,545)	3,210,973
Long-term debt	—	—	—	—	—	—
Deferred income taxes	—	—	14,393	741	—	15,134
Deferred revenues and other	—	—	30,415	5,952	—	36,367

Total liabilities	2,591,292	—	703,458	378,269	(410,545)	3,262,474
Total stockholders’ (deficit) equity	(1,878,151)	—	1,009,886	(229,226)	(924,659)	(2,022,150)

	$713,141	$—	$1,713,344	$149,043	$(1,335,204)	$1,240,324

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$520,563	$137,319	$(539)	$657,343

Operating expenses
Cost of revenues	1,055	—	266,206	56,574	(299)	323,536
Selling, general and administrative	39,365	—	300,138	81,666	(240)	420,929
Impairment, restructuring and other charges	1,695	—	1,284,975	294,494	—	1,581,164
Depreciation and amortization	4,768	—	161,441	46,738	(918)	212,029

	46,883	—	2,012,760	479,472	(1,457)	2,537,658

Operating loss	(46,883)	—	(1,492,197)	(342,153)	918	(1,880,315)

Other income (expense)
Interest expense	(279,342)	—	(24,632)	(13,476)	22,143	(295,307)
Interest income	16,229	—	30,060	705	(34,869)	12,125
Foreign currency transaction losses, net	—	—	(60,392)	(1,229)	148	(61,473)
Realized losses on investments	(137,067)		(14,224)	—	—	(151,291)
Equity in (losses) income of affiliates	(1,884,196)	—	2,064	—	1,884,196	2,064
Other income (expense), net	5,999	—	(7,622)	(2,770)	—	(4,393)

	(2,278,377)	—	(74,746)	(16,770)	1,871,618	(498,275)

Loss from continuing operations before income tax (provision) benefit	(2,325,260)	—	(1,566,943)	(358,923)	1,872,536	(2,378,590)
Income tax (provision) benefit	(28,062)	—	89,903	6,909	—	68,750

Net loss from continuing operations	(2,353,322)	—	(1,477,040)	(352,014)	1,872,536	(2,309,840)
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(177,213)	6,878	(170,335)
Income tax provision	—	—	—	(17,146)	—	(17,146)

Loss from discontinued operations	—	—	—	(194,359)	6,878	(187,481)

Net loss	$(2,353,322)	$—	$(1,477,040)	$(546,373)	$1,879,414	$(2,497,321)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$56,712	$—	$377,763	$39,232	$—	$473,707
Cash flows (used in) from operating activities	(109,788)	—	20,014	(42,227)	—	(132,001)
Cash flows used in investing activities	(255,010)	—	(920,333)	(137,530)	776,683	(536,190)
Cash flows from financing activities	502,896	—	564,406	155,394	(776,683)	446,013
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,491)	212	—	(1,279)

Cash and cash equivalents, end of year	$194,810	$—	$40,359	$15,081	$—	$250,250

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2000
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$244,108	$79,717	$—	$323,825

Operating expenses
Cost of revenues	81	—	142,016	36,546	—	178,643
Selling, general and administrative	32,488	—	183,603	58,894	—	274,985
Depreciation and amortization	3,297	—	103,484	46,245	(362)	152,664

	35,866	—	429,103	141,685	(362)	606,292

Operating loss	(35,866)	—	(184,995)	(61,968)	362	(282,467)

Other income (expense)
Interest expense	(219,769)	—	(33,245)	(17,217)	32,488	(237,743)
Interest income	3,852	—	39,870	1,626	(23,254)	22,094
Realized gains on investments	239,467	—	—	—	—	239,467
Foreign currency transaction losses, net	—	—	(9,983)	(809)	—	(10,792)
Equity in losses of affiliates	(342,051)	—	(108)	—	308,723	(33,436)
Minority interest in losses of subsidiaries	—	—	6,504	—	—	6,504
Other income (expense), net	9,283	—	(2,254)	(778)	—	6,251

	(309,218)	—	784	(17,178)	317,957	(7,655)

Loss from continuing operations before income tax (provision) benefit	(345,084)	—	(184,211)	(79,146)	318,319	(290,122)
Income tax (provision) benefit	(72,122)	—	5,272	(810)	—	(67,660)

Net loss from continuing operations	(417,206)	—	(178,939)	(79,956)	318,319	(357,782)
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(59,973)	—	(59,973)
Income tax benefit	—	—	—	549	—	549

Loss from discontinued operations	—	—	—	(59,424)	—	(59,424)

Net loss	$(417,206)	$—	$(178,939)	$(139,380)	$318,319	$(417,206)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2000
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$21,953	$—	$66,087	$11,988	$—	$100,028
Cash flows used in operating activities	(26,996)	—	(129,851)	(54,919)	—	(211,766)
Cash flows used in investing activities	(1,327,401)	—	(685,901)	(82,927)	1,317,547	(778,682)
Cash flows from financing activities	1,389,156	—	1,124,095	165,090	(1,317,547)	1,360,794
Effect of exchange rate changes on cash and cash equivalents	—	—	3,333	—	—	3,333

Cash and cash equivalents, end of year	$56,712	$—	$377,763	$39,232	$—	$473,707

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Allowance of	Charged to	Deductions	Balance at
	Beginning of	Acquired	Costs and	and Other	End
	Period	Companies(1)	Expenses	Adjustments(2)	of Period

Two Months Ended December 31, 2002
Allowance for doubtful accounts	$10,659	$—	$634	$(4,150)	$7,143

Reserve for inventory obsolescence	$5,669	$—	$149	$(280)	$5,538

Valuation allowance for deferred tax assets	$738,122	$—	$13,753	$(305,033)	$446,842

Ten Months Ended October 31, 2002
Allowance for doubtful accounts	$24,277	$—	$17,484	$(31,102)	$10,659

Reserve for inventory obsolescence	$9,370	$—	$3,884	$(7,585)	$5,669

Valuation allowance for deferred tax assets	$787,556	$—	$(158,191)	$108,757	$738,122

Accrued restructuring charges	$406	$—	$7,933	$(8,339)	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$22,163	$—	$40,902	$(38,788)	$24,277

Reserve for inventory obsolescence	$8,240	$—	$1,441	$(311)	$9,370

Valuation allowance for deferred tax assets	$395,272	$—	$411,793	$(19,509)	$787,556

Accrued restructuring charges	$—	$—	$5,230	$(4,824)	$406

Year Ended December 31, 2000
Allowance for doubtful accounts	$8,815	$6,221	$16,115	$(8,988)	$22,163

Reserve for inventory obsolescence	$4,368	$507	$3,632	$(267)	$8,240

Valuation allowance for deferred tax assets	$243,228	$—	$154,970	$(2,926)	$395,272

(1)	Represents allowance of majority-owned subsidiaries acquired during the year ended December 31, 2000.

(2)	Includes the impact of foreign currency translation adjustments and, for the two months ended December 31, 2002, the elimination of amounts related to Nextel Philippines.