Form 10-Q
period 2003-03-31
NEXTEL COMMUNICATIONS INC
filed 2003-05-14
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19656

NEXTEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	36-3939651 (I.R.S. Employer Identification No.)
2001 Edmund Halley Drive, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
(Registrant’s telephone number, including area code) (703) 433-4000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2003

Class A Common Stock, $0.001 par value	992,411,328
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
(in millions)
Unaudited

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$1,356	$1,846
Short-term investments	921	840
Accounts and notes receivable, less allowance for doubtful accounts of $123 and $127.	996	1,077
Handset and accessory inventory	194	245
Prepaid expenses and other current assets	672	642

Total current assets	4,139	4,650
Investments	147	145
Property, plant and equipment, net of accumulated depreciation of $5,406 and $5,007.	8,828	8,918
Intangible assets, net of accumulated amortization of $89 and $76.	6,903	6,607
Other assets	1,106	1,164

	$21,123	$21,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$426	$515
Accrued expenses and other	1,849	1,749
Due to related parties	206	241
Current portion of long-term debt, capital lease and finance obligations	236	251

Total current liabilities	2,717	2,756
Long-term debt	11,624	12,079
Capital lease and finance obligations	165	220
Deferred income taxes	1,632	1,619
Deferred revenues and other	960	949

Total liabilities	17,098	17,623

Commitments and contingencies (note 7)
Mandatorily redeemable preferred stock	947	1,015
Stockholders’ equity
Convertible preferred stock, 0 and 4 shares issued and outstanding	—	136
Common stock, class A, 992 and 968 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	10,648	10,530
Accumulated deficit	(7,553)	(7,793)
Deferred compensation, net	(5)	(7)
Accumulated other comprehensive loss	(13)	(21)

Total stockholders’ equity	3,078	2,846

	$21,123	$21,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003 and 2002
(in millions, except per share amounts)
Unaudited

	2003	2002

Operating revenues
Service revenues	$2,210	$1,831
Handset and accessory revenues	161	126

	2,371	1,957

Operating expenses
Cost of service (exclusive of depreciation included below)	369	351
Cost of handset and accessory revenues	310	305
Selling, general and administrative	786	715
Restructuring and impairment charges	—	35
Depreciation	399	371
Amortization	14	11

	1,878	1,788

Operating income	493	169

Other income (expense)
Interest expense	(225)	(273)
Interest income	12	15
Loss on retirement of debt	(5)	—
Equity in losses of unconsolidated affiliates, net	(13)	(152)

	(231)	(410)

Income (loss) before income tax provision	262	(241)
Income tax provision	(22)	(350)

Net income (loss)	240	(591)
Loss on retirement of mandatorily redeemable preferred stock	(2)	—
Mandatorily redeemable preferred stock dividends and accretion	(30)	(63)

Income (loss) available to common stockholders	$208	$(654)

Earnings (loss) per common share
Basic	$0.21	$(0.82)

Diluted	$0.20	$(0.82)

Weighted average number of common shares outstanding
Basic	1,010	801

Diluted	1,047	801

Comprehensive income (loss), net of income tax
Unrealized loss on available-for-sale securities, net	$—	$(20)
Foreign currency translation adjustment	1	26
Cash flow hedge:
Reclassification of transition adjustment included in net income (loss)	2	2
Unrealized gain on cash flow hedge	5	10

Other comprehensive income	8	18
Net income (loss)	240	(591)

Comprehensive income (loss), net of income tax	$248	$(573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2003
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2003.	4	$136	968	$1	36	$—	$10,530	$(7,793)	$(7)	$(21)	$2,846
Net income								240			240
Other comprehensive income										8	8
Conversion of preferred stock into common stock	(4)	(136)	22	—			136				—
Common stock issued under equity plans			2	—			13				13
Deferred compensation and other							1		2		3
Loss on retirement of mandatorily redeemable preferred stock							(2)				(2)
Dividends and accretion on mandatorily redeemable preferred stock							(30)				(30)

Balance, March 31, 2003.	—	$—	992	$1	36	$—	$10,648	$(7,553)	$(5)	$(13)	$3,078

The accompanying notes are an integral part of these condensed consolidated financial statements

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(in millions)
Unaudited

	2003	2002

Cash flows from operating activities
Net income (loss)	$240	$(591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	23	92
Provision for losses on accounts receivable	56	93
Restructuring and impairment charges	—	31
Depreciation and amortization	413	382
Loss on retirement of debt	5	—
Equity in losses of unconsolidated affiliates, net	13	152
Income tax provision	12	350
Other, net	(28)	2
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	18	(96)
Handset and accessory inventory	49	12
Prepaid expenses and other assets	16	(15)
Accounts payable, accrued expenses and other	(4)	60

Net cash provided by operating activities	813	472

Cash flows from investing activities
Capital expenditures	(386)	(599)
Purchases of short-term investments	(728)	(1,037)
Proceeds from maturities and sales of short-term investments	650	974
Payments for purchases of licenses, investments and other, net of cash acquired	(214)	(143)
Payments for acquisitions, net of cash acquired	—	(109)
Cash relinquished as a result of deconsolidation of NII Holdings	—	(250)

Net cash used in investing activities	(678)	(1,164)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(570)	—
Borrowings under long-term credit facility	69	—
Repayments under long-term credit facility	(49)	—
Payment for capital lease buy-out	(54)	—
Repayments under capital lease and finance obligations	(16)	(28)
Mandatorily redeemable preferred stock dividends paid	(15)	—
Other	10	1

Net cash used in financing activities	(625)	(27)

Net decrease in cash and cash equivalents	(490)	(719)
Cash and cash equivalents, beginning of period	1,846	2,481

Cash and cash equivalents, end of period	$1,356	$1,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002.

      Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our incentive equity plans computed using the treasury stock method, and the dilutive effects of shares presently issuable upon the conversion of our convertible preferred stock computed using the if-converted method.

      As of March 31, 2003, 50 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, as of March 31, 2003, 77 million shares issuable under our incentive equity plan and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share as the exercise prices exceeded the average market price of our class A common stock for the quarter ended March 31, 2003. Because we reported losses for the three months ended March 31, 2002, the calculation of diluted earnings per common share for that period excludes the effects of all potentially dilutive common shares due to their antidilutive effects.

	Three Months
	Ended March 31,

	2003	2002

	(in millions, except
	per share amounts)
Income (loss) available to common stockholders — basic and diluted	$208	$(654)

Weighted average number of common shares outstanding — basic	1,010	801
Effect of dilutive securities:
Equity plans	20	—
Class A convertible preferred stock	17	—

Weighted average number of common shares outstanding — diluted	1,047	801

Earnings (loss) per common share
Basic	$0.21	$(0.82)

Diluted	$0.20	$(0.82)

      Intangible Assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

for impairment at least annually. We continue to amortize intangible assets that have finite lives over their useful lives.

      During the three months ended March 31, 2003, we recorded about $316 million of Federal Communications Commissions, or FCC, licenses, which includes both licenses acquired from NeoWorld Communications, Inc. and deposits for licenses paid prior to 2003 that were recorded in other assets. The table below summarizes our intangible assets.

		March 31, 2003			December 31, 2002

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	2 to 3 years	$129	$76	$53	$129	$66	$63
Noncompete and spectrum sharing agreements and other	Up to 20 years	59	13	46	58	10	48

		188	89	99	187	76	111

Unamortized intangible assets
FCC licenses		6,783		6,783	6,475		6,475
Goodwill		21		21	21		21

		6,804		6,804	6,496		6,496

Total intangible assets		$6,992	$89	$6,903	$6,683	$76	$6,607

      For intangible assets with finite lives, we recorded aggregate amortization expense of $13 million for the three months ended March 31, 2003 and $10 million for the three months ended March 31, 2002. Based only on the amortized intangible assets existing at March 31, 2003, we estimate the amortization expense to be $36 million for the remainder of 2003, $29 million during 2004, $5 million during 2005, $2 million during 2006 and less than $1 million during 2007. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs.

     Accumulated Other Comprehensive Loss.

	March 31,	December 31,
	2003	2002

	(in millions)
Unrealized gain on available-for-sale securities, net	$7	$7
Cumulative foreign currency translation adjustment	—	(1)
Cumulative effect of accounting change for cash flow hedge	(2)	(4)
Unrealized loss on cash flow hedge	(18)	(23)

	$(13)	$(21)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. We recorded stock-based compensation expense of $2 million for the three months ended March 31, 2003 and $3 million for the three months ended March 31, 2002.

      We comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income (loss) available to common stockholders and earnings (loss) per common share would have been as follows:

	Three Months
	Ended March 31,

	2003	2002

	(in millions,
	except per share
	amounts)
Income (loss) available to common stockholders, as reported	$208	$(654)
Stock-based compensation expense	(80)	(86)

Income (loss) available to common stockholders, pro forma	$128	$(740)

Earnings (loss) per common share

As reported
Basic	$0.21	$(0.82)

Diluted	$0.20	$(0.82)

Pro forma
Basic	$0.13	$(0.92)

Diluted	$0.12	$(0.92)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Supplemental Cash Flow Information.

	Three Months
	Ended
	March 31,

	2003	2002

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$386	$599
Changes in capital expenditures accrued, unpaid or financed	(70)	(113)

	$316	$486

Interest costs
Interest expense	$225	$273
Interest capitalized	11	12

	$236	$285

Cash paid for interest, net of amounts capitalized	$154	$152

Cash received for interest	$9	$15

Cash paid for income taxes	$14	$2

      NII Holdings. In May 2002, NII Holdings, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method and accordingly, have presented NII Holdings’ net operating results for the quarter ended March 31, 2002 as equity in losses of unconsolidated affiliates.

      Upon NII Holdings’ emergence from bankruptcy in November 2002, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of March 31, 2003, we owned about 35% of the outstanding stock of NII Holdings. Summarized unaudited financial information reported by NII Holdings is presented below.

	March 31,	December 31,
	2003	2002

	(in millions)
Current assets	$457	$396
Noncurrent assets	465	453
Total assets	922	849
Current liabilities	275	252
Noncurrent liabilities	567	505

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(in millions)
Operating revenues	$203	$195
Cost of revenues	74	78
Net income (loss) from continuing operations	9	(157)
Net income (loss)	9	(155)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      New Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified on or after January 1, 2003. The implementation of FASB Interpretation No. 45 did not have a material impact on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force, or EITF, issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, and we may elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the impact as a cumulative effect of a change in accounting principle in the statement of operations. We are currently assessing the impact of adopting EITF Issue No. 00-21. Under the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we account for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognize revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, when title to the handset passes to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. If we conclude that EITF Issue No. 00-21 requires us to account for the sale of our handsets as a unit of accounting separate from the subsequent service to the customer, we would recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. Accordingly, handset revenues and cost of handset revenues would be increased by equal amounts for sales of handsets beginning in the third quarter of 2003. If we applied EITF Issue No. 00-21 to existing arrangements, we would also reduce our total assets and liabilities by an equal amount, representing the revenues and costs deferred under SAB No. 101. There would be no impact on our cash flows, operating income or net income if we divide our arrangement into separate units of accounting under EITF Issue No. 00-21.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which we hold a variable interest acquired before February 1, 2003. We believe that the implementation of FASB Interpretation No. 46 will not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. SFAS No. 149 is applied prospectively to all contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. We are in the process of assessing the impact of adopting SFAS No. 149 on our financial position and results of operations.

      Reclassification and Other. We have reclassified some prior period amounts to conform to our current period presentation.

      As a result of our adoption in January 2000 of SAB No. 101, we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees previously reported in periods prior to 2000 as follows:

	2003	2002

	(in millions)
Three Months Ended March 31	$14	$50

Note 2.     2003 Developments

      Change in Asset Life. We shortened the estimated useful lives of some of our network assets in the first quarter 2003 and recorded about $17 million, or $0.02 per common share, of additional depreciation expense in the first quarter 2003 as a result of these changes in estimates.

      NeoWorld Communications. In January 2003, we consummated the acquisition of all of the stock of NeoWorld Communications, which owned and operated 900 megahertz specialized mobile radio systems. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003.

      Preferred Stock Conversion. In March 2003, we, Craig O. McCaw and Digital Radio, L.L.C., an affiliate of Mr. McCaw, entered into an agreement revising certain existing arrangements relating to our corporate governance. As a result of these revisions, all issued and outstanding shares of our class A preferred stock and class B preferred stock, all of which were held by Digital Radio, were converted into shares of our class A common stock. The class A preferred stock and class B preferred stock were the primary mechanism for providing Digital Radio with corporate governance rights associated with Mr. McCaw’s investment in Nextel in 1995.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.     Long-Term Debt, Capital Lease and Finance Obligations

	March 31,	December 31,
	2003	2002

	(dollars in millions)
Long-Term Debt
10.65% senior redeemable discount notes due 2007	$691	$756
9.75% senior serial redeemable discount notes due 2007	932	1,086
4.75% convertible senior notes due 2007	284	284
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $0 and $16	1,301	1,364
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3.	271	297
9.375% senior serial redeemable notes due 2009	1,670	1,796
5.25% convertible senior notes due 2010	607	622
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $58 and $58	922	948
6% convertible senior notes due 2011	608	608
Bank credit facility	4,520	4,500
Other	17	17

Total long-term debt	11,823	12,278
Less current portion	(199)	(199)

	$11,624	$12,079

Capital Lease and Finance Obligations
Capital lease obligations	$192	$262
Finance obligation	10	10

Total capital lease and finance obligations	202	272
Less current portion	(37)	(52)

	$165	$220

      The above table reflects the purchase and retirement of $491 million in aggregate principal amount at maturity of our outstanding senior notes during the three months ended March 31, 2003. See note 5.

      Capital Lease Obligation. In March 2003, we paid $69 million in cash related to the exercise of the early buy-out option provided for in one of our switch equipment capital lease agreements, $54 million of which related to the reduction of the capital lease obligation.

Note 4.     Mandatorily Redeemable Preferred Stock

	March 31,	December 31,
	2003	2002

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 462,764 and 470,753 shares issued; 462,753 and 470,742 shares outstanding; stated at liquidation value	$463	$471
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 391,968 and 447,796 shares issued; 391,954 and 447,782 shares outstanding; stated at liquidation value	392	454
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	92	90

	$947	$1,015

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      The above table reflects the purchase and retirement of $77 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock during the three months ended March 31, 2003. See note 5.

Note 5.     Retirement of Long-Term Debt and Mandatorily Redeemable Preferred Stock

      During the quarter ended March 31, 2003, we purchased and retired a total of $491 million in aggregate principal amount at maturity of our outstanding senior notes and $77 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $570 million in cash.

      As a result of the purchase and retirement of the senior notes, we recognized a $5 million loss in other income (expense) in the accompanying condensed statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. As a result of the purchase and retirement of the mandatorily redeemable preferred stock, we recognized a $2 million loss, representing the excess of the purchase price over the carrying value of the purchased and retired mandatorily redeemable preferred stock and the write-off of unamortized financing costs. Since the second quarter 2002, we have purchased and retired securities using both stock and cash. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material.

			Accretion of
	Balance	Book Value	Unamortized	Balance	Principal
	December 31,	of	Discount or	March 31,	Value of
	2002	Retirements	Dividends	2003	Retirements

	(dollars in millions)
10.65% senior redeemable discount notes due 2007	$756	$65	$—	$691	$65
9.75% senior serial redeemable discount notes due 2007	1,086	154	—	932	154
9.95% senior serial redeemable discount notes due 2008	1,364	79	16	1,301	79
12% senior serial redeemable discount notes due 2008	297	26	—	271	26
9.375% senior serial redeemable notes due 2009	1,796	126	—	1,670	126
5.25% convertible senior notes due 2010	622	15	—	607	15
9.5% senior serial redeemable notes due 2011	948	26	—	922	26
13% series D exchangeable preferred stock mandatorily redeemable 2009	471	8	—	463	8
11.125% series E exchangeable preferred stock mandatorily redeemable 2010	454	69	7	392	69

Total retirements		$568			$568

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

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the quarters ended March 31, 2003 and 2002 relating to the ineffectiveness of these fair value hedges. As of March 31, 2003, we have recognized all of these interest rate swaps at their fair values of $62 million, consisting of $4 million in interest receivable and $58 million in other assets, with an offsetting $58 million adjustment to the carrying value of our hedged debt.

      Additionally, we use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of March 31, 2003, we have one cash flow hedge remaining, which is recorded at its fair value of $108 million in other current liabilities on our balance sheet. Since this interest rate swap qualifies for cash flow hedge accounting, an unrealized loss of $20 million, representing the effective portion of the change in its fair value as of March 31, 2003, is reported in accumulated other comprehensive loss. We expect to reclassify this entire $20 million to interest expense in 2003 since this swap will terminate pursuant to a mandatory cash settlement provision in October 2003. The ineffective portion of the change in fair value of this swap qualifying for cash flow hedge accounting is recognized in our statement of operations in the period of the change. Interest expense includes a loss of $2 million for the quarter ended March 31, 2003 and a net effect of zero for the quarter ended March 31, 2002 relating to the ineffective portion of the change in fair value of this swap.

      In February 2003, we terminated a variable to variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, changes in its fair value up to the termination date were recognized in our statement of operations in the period of the change. Interest expense includes a gain of $2 million for each of the quarters ended March 31, 2003 and 2002, representing changes in the fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $6 million for the quarter ended March 31, 2003 and $7 million for the quarter ended March 31, 2002.

Note 7.     Commitments and Contingencies

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.

Independent Accountants’ Review Report

To the Board of Directors and Stockholders of

Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of March 31, 2003, the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2003, March 5, 2003 as to notes 11, 13 and 15, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 14, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2003 and 2002, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our 2002 annual report on Form 10-K. Historical results may not indicate future performance. See “— Forward-Looking Statements.”

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

      As of March 31, 2003,

•	we had about 11.1 million handsets in service in the United States; and

•	our network or the compatible network of Nextel Partners, Inc. was operational in 197 of the top 200 U.S. markets.

      We owned about 31% of the common stock of Nextel Partners as of March 31, 2003. Nextel Partners provides digital wireless telecommunications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population. In addition to our domestic operations, as of March 31, 2003, we owned about 35% of the outstanding common stock of NII Holdings, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      From 1987, when we began operations, through 2001, we were unable to generate sufficient cash flow from operations to fund our business and its expansion. Due to our history of losses and negative cash flow through 2001, we have incurred substantial indebtedness to date to finance our operations. While we had income available to common stockholders of $208 million for the quarter ended March 31, 2003, there can be no assurance that we will continue to operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service, working capital, capital expenditure or other cash needs. Our accumulated deficit was $7,553 million at March 31, 2003.

      Acquisition. In January 2003, we consummated the acquisition of all of the stock of NeoWorld Communications, Inc., which owned and operated 900 megahertz, or MHz, specialized mobile radio systems. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003.

      Debt and Preferred Stock Repurchases. During the quarter ended March 31, 2003, we purchased and retired a total of $491 million in aggregate principal amount at maturity of our outstanding senior notes and $77 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $570 million in cash. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material.

Critical Accounting Policies and Estimates

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

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long-distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes of use.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years starting when title to the handset passes to the customer. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Accordingly, this multiple element arrangement is not accounted for separately. This estimate results in our amortizing an equal amount of revenue and expense over the expected customer relationship period and accordingly does not impact operating income or net income.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $123 million as of March 31, 2003.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant and equipment represented about $8,828 million of our $21,123 million in total assets as of March 31, 2003. Our nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network assets may not be useful for as long as anticipated, we depreciate the remaining book values over the remaining useful lives. We currently calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and network software and 3 to 12 years for non-network internal use software, office equipment and other assets. In the first quarter 2003, we reassessed the estimated useful lives of some of our network assets and recorded about $17 million in additional depreciation expense as a result of these changes in estimates.

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $6,804 million of our $21,123 million in total assets as of March 31, 2003. Intangible assets with indefinite useful lives consist of our Federal Communications Commission, or FCC, licenses and goodwill. In 2002, we ceased amortizing these assets, and we performed initial and annual impairment tests of FCC licenses and goodwill as of January 1, 2002 and October 1, 2002, respectively. We concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

      We have invested about $350 million in other FCC licenses that are currently not used in our network. We have pledged to exchange these licenses along with other licenses in a proposal filed with the FCC. If we do not exchange these licenses in the future, we have an alternative business plan for use of these licenses. If the alternative business plan is not realized, some of or the entire recorded asset could become impaired.

      Recoverability of Capitalized Software to be Sold, Leased, or Otherwise Marketed. As of March 31, 2003, we had capitalized about $56 million in costs for software that will be sold, leased, or otherwise marketed. We begin amortizing costs when the software is ready for its intended use. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or our strategic partners associated with the development and marketing of the software elect not to participate to the extent we expect, our plans could change and some or all of these assets could become impaired.

      Net Operating Loss Valuation Allowance. We have provided a full reserve against our net operating loss carryforwards as of March 31, 2003. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we would expect to realize the benefits of at least some of the net operating loss carryforwards.

Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long-distance revenue at contractual rates per minute as minutes are used. We recognize revenue from activation fees on a straight-line basis over the expected customer relationship period of 3.5 years, starting when wireless service is activated.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years when title to the handset passes to the customer. Therefore, handset revenues in the current period largely reflect the recognition of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Therefore, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we do not account for our multiple element arrangement separately.

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

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the costs of handset revenue over the expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from handset sales. Handset costs in excess of the revenues generated from handset sales, or subsidies, are expensed at the time of sale.

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

Selected Financial and Operating Data.

	Three Months
	Ended March 31,

	2003	2002

Handsets in service, end of period (in thousands)(1)	11,092	9,167
Net handset additions (in thousands)(1)	480	502
Average monthly billable minutes of use per handset	650	590
System minutes of use (in billions)(1)	21.2	15.9
Transmitter and receiver sites in service, end of period	16,400	15,900
Net transmitter and receiver sites placed in service	100	400
Switches in service, end of period	84	84

(1)	Amount excludes the impact of test markets such as the Boost MobileTM program.

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

      Our average monthly customer churn rate during the first quarter of 2003 was about 1.9% as compared to about 2.1% during the first quarter 2002. We attribute the improvement in customer churn to our ongoing focus on customer retention. We have implemented customer retention initiatives to proactively identify and address our customers’ needs at various touch points with the customer over the customer life cycle. These initiatives include such programs as strategic care provided to customers with certain calling attributes and efforts to migrate customers to more optimal service pricing plans. Also, we believe that our customer churn reflects our focus on acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services.

      If general economic conditions worsen, if competitive conditions in the wireless telecommunications industry intensify or if our new handset or service offerings are not well received, we may experience changes in demand for our product and service offerings, which may adversely affect our results of operations. See “— Forward-Looking Statements.”

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Service revenues	$2,210	93%	$1,831	94%	$379	21%
Cost of service (exclusive of depreciation)	369	16%	351	18%	18	5%

Service gross margin	$1,841		$1,480		$361	24%

Service gross margin percentage	83%		81%

      Service revenues. Service revenues increased 21% from the first quarter 2002 to the first quarter 2003. Our service revenues were impacted by the significant increase in the number of handsets in service (volume) offset by the slight decrease in the average monthly service revenue per handset in service (rate).

      From a volume perspective, our service revenues increased principally as a result of a 21% increase in handsets in service. The growth in the number of handsets in service from March 31, 2002 to March 31, 2003 is the result of a number of factors, principally:

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

      From a rate perspective, our average monthly service revenue per handset decreased slightly from the first quarter 2002 to the first quarter 2003. We attribute the slight decrease in average monthly service revenue per handset to:

•	the introduction of more competitive pricing plans in 2002, which affected our overage revenues; and

•	to a lesser extent, growth in our government accounts which generally have lower access charges than other segments of our business; partially offset by

•	the increased fees that we began charging many of our customers in October 2002 to recover a portion of the costs associated with government mandated telecommunications services such as enhanced 911 and number portability; and

•	the benefit of full-minute rounding that was implemented in the second quarter 2002.

      We expect an increase in the average monthly service revenue per handset for the second quarter 2003 as compared with the first quarter 2003 due to seasonality factors. See “— Forward-Looking Statements.”

      Cost of service. Cost of service increased 5% from the first quarter 2002 to the first quarter 2003, primarily as a result of increased handsets in service and the resulting increased minutes of use. Specifically, we experienced:

•	a 5% increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 7% increase in variable interconnection fees.

      The costs related to the operation and maintenance of our network and fixed interconnection fees increased 5% primarily due to:

•	a net increase in transmitter and receiver site related expenses as a result of a 3% increase in the number of transmitter and receiver sites placed in service and additional network enhancements added to existing sites from March 31, 2002 to March 31, 2003;

•	increases in frequency leasing costs and roaming fees paid to Nextel Partners as our growing subscriber base roamed onto Nextel Partners’ compatible network; and

•	increases in service and repair due to an increased number of replacement handsets being shipped to customers.

      Variable interconnection fees increased 7% while total system minutes of use increased 33% from the first quarter 2002 to the first quarter 2003. We attribute this increase in system minutes of use to a 21% increase in the number of handsets in service as well as a 10% increase in the average monthly billable minutes of use per handset over the same period. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts implemented during the second quarter 2002 to move long distance traffic to lower cost carriers.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we make additional investments in our network to meet our customers’ needs. However, we expect the cost per minute to decline as compared to 2002 due to improvements in network operating efficiencies. Additionally, annual transmitter and receiver site rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transaction with SpectraSite Holdings, Inc. Further, payments previously classified as a reduction to the financing obligation prior to 2003 are recorded as operating lease payments beginning in 2003. Additional information regarding the SpectraSite lease transactions can be found in notes 5 and 7 to the consolidated financial statements of our 2002 annual report on Form 10-K. See also “— Liquidity and Capital Resources” and “— Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      Service gross margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 81% for the first quarter 2002 to 83% for the first quarter 2003. Our service gross margin percentage improved primarily due to a combination of increasing subscriber growth, revenue enhancement initiatives and achievement of economies of scale and network operating efficiencies.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the first quarter 2003, we recorded $161 million of handset and accessory revenues, an increase of $35 million from the first quarter 2002. During the first quarter 2003, we recorded $310 million of cost of handset and accessory revenues, an increase of $5 million from the first quarter 2002. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Current period handset and accessory sales	$250	11%	$183	9%	$67	37%
Net effect of SAB No. 101 handset deferrals	(89)	(4)%	(57)	(3)%	(32)	NM

Handset and accessory revenues	161	7%	126	6%	35	28%

Current period cost of handset and accessory sales	399	17%	362	19%	37	10%
Net effect of SAB No. 101 handset deferrals	(89)	(4)%	(57)	(3)%	(32)	NM

Cost of handset and accessory revenues	310	13%	305	16%	5	2%

Handset and accessory gross subsidy	$(149)		$(179)		$30	17%

NM — Not Meaningful

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

	Three Months
	Ended March 31,
			Change from
SAB No. 101 Effect	2003	2002	Previous Year

	(in millions)
Handset sales deferred	$(218)	$(165)	$(53)
Previously deferred handset sales recognized	129	108	21

Net effect of SAB No. 101 handset deferrals	$(89)	$(57)	$(32)

      Current period handset and accessory sales increased $67 million, or 37%, for the first quarter 2003 compared to the first quarter 2002. This increase reflects an increase in the number of handsets sold of about 14% and an overall increase in the sales prices of the handsets. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $32 million. The increase in the SAB No. 101 net deferrals reflects increasing revenues from handset sales in 2003 primarily due to increased handset prices.

      Cost of handset and accessory revenues. Reported cost of handset and accessory revenues are influenced by the number of handsets sold, the cost of the handsets sold and the effect of SAB No. 101. With respect to the cost of handset and accessory revenues, the SAB No. 101 effect is recorded in amounts equivalent to handset revenues deferred and recognized.

	Three Months
	Ended March 31,
			Change from
SAB No. 101 Effect	2003	2002	Previous Year

	(in millions)
Cost of handset sales deferred	$(218)	$(165)	$(53)
Previously deferred cost of handset sales recognized	129	108	21

Net effect of SAB No. 101 handset deferrals	$(89)	$(57)	$(32)

      Current period cost of handset and accessory sales increased $37 million, or 10%, for the first quarter 2003 compared to the first quarter 2002. This increase reflects an increase in the number of handsets sold of about 14% partially offset by a slight reduction in the average cost we pay for handsets. This increase in the cost of handset and accessory sales was largely offset by the increase in the SAB No. 101 net deferrals of $32 million.

      Handset and accessory gross subsidy. We generally sell handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers. While we expect to continue the industry practice of selling handsets at prices below cost, we experienced improvements in our handset and accessory gross subsidy for the first quarter of 2003 compared to the first quarter 2002. Handset and accessory gross subsidy decreased 17% from the first quarter 2002 to the first quarter 2003 even though we experienced about a 14% increase in the number of handsets sold. We attribute the improvement in handset and accessory gross subsidy to:

•	increased sales of our feature rich, higher priced and lower subsidy handsets, including the effect of increased handset prices charged to some of our indirect dealers beginning in the second quarter of 2002 in return for higher commissions to be paid to the dealers upon activation of handsets for new subscribers; and

•	a decline in the average cost that we pay for our portfolio of handsets.

Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Selling and marketing	$411	17%	$346	18%	$65	19%
General and administrative	375	16%	369	19%	6	2%

Selling, general and administrative	$786	33%	$715	37%	$71	10%

      Selling and marketing. The increase in selling and marketing expenses from the first quarter 2002 to the first quarter 2003 reflects:

•	a $25 million increase in direct sales and marketing payroll and other related expenses primarily associated with our opening an additional 242 Nextel stores between March 31, 2002 and March 31, 2003;

•	a $14 million increase in advertising expenses as a result of our marketing campaigns directed at increasing brand awareness and promoting our differentiated services, as well as advertising costs related to the Boost Mobile test program, which launched in the quarter ended September 30, 2002; and

•	a $26 million increase in commissions and residuals earned by indirect dealers and distributors despite a decrease in the percentage of handset activations for new subscribers coming from the indirect dealers in the first quarter 2003 as compared to the same period in 2002. This increase in the commissions earned by the indirect dealers and distributors is due to a change in the dealer compensation plan instituted in the second quarter of 2002. See “— Handset and accessory gross subsidy” for a description of the change in the handset pricing and commission plan. For the quarter ended March 31, 2003, these higher commissions paid to dealers have substantially offset the increase in handset revenues that we experienced due to the increase in handset sales prices.

      General and administrative. The increase in general and administrative expenses from the first quarter 2002 to the first quarter 2003, reflects:

•	a $21 million increase in expenses related to billing, collection, customer retention and customer care activities;

•	a $22 million increase in personnel, facilities and general corporate expenses; offset by

•	a $37 million decrease in bad debt expense.

      Billing, collection, customer retention and customer care related costs increased primarily due to the costs to support a larger customer base. However, these costs are increasing at a slower rate than our customer growth rate in part due to cost savings we are realizing as a result of outsourcing many aspects of our customer care function.

      Personnel, facilities and general corporate expenses increased primarily as a result of increases in headcount, professional fees and other expenses relating to our public safety and technology initiatives and our financial systems software upgrade initiatives, and employee compensation costs.

      Bad debt expense decreased $37 million from $93 million, or 4.8% of operating revenues, in the first quarter of 2002 to $56 million, or 2.4% of operating revenues, in the first quarter of 2003. The decrease in both bad debt expense and bad debt expense as a percentage of operating revenues reflects the results of system and strategic initiatives instituted within the past 12 months. With the completion of our integrated billing, customer care and collections system in 2002, productivity of various departments, including collections, has improved. Further, we made strategic decisions to strengthen our credit policies and procedures specifically in the area of compliance with our deposit policy, limiting the account sizes for high risk accounts and fraud pre-screening. The credit and collection software tools that we implemented in the last 12 months now enable us to better screen and monitor the credit quality and delinquency levels of our customers. We have also benefited from improvements in recoveries of past due accounts handled by third party agencies. These factors and others have resulted in increasing collections, an improvement in the accounts receivable agings and a reduction in the write-offs for fraud-related accounts. While we believe that bad debt expense as a percentage of operating revenues in 2003 will be lower than that experienced in 2002, bad debt expense in the future could be adversely affected by general economic and business conditions. See “— Forward-Looking Statements.”

      We expect the aggregate amount of selling, general and administrative expenses to continue to increase in the future as a result of a number of factors, including but not limited to:

•	increased marketing and advertising in connection with advertising campaigns designed to increase brand awareness in our markets;

•	increased costs associated with expanding our retail operations by opening additional Nextel stores; and

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities; partially offset by

•	savings expected from our outsourcing arrangements, our billing and customer care system and obtaining an increasing percentage of sales from our customer convenience channels.

      We expect our information and technology outsourcing arrangement entered into in 2002 will result in about $140 million of reduced costs over a five year period relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement entered into in 2002 will result in more than $1,000 million of reduced costs over an eight-year period relative to our run-rate in 2001. Our actual experience through March 31, 2003 indicates that we are realizing the benefits of these outsourcing arrangements. While we believe our aggregate customer care related costs will continue to increase in order to support the growth in our customer base, we believe these increases will be less than we would have experienced without the outsourcing arrangement. See “— Forward-Looking Statements.”

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Depreciation	$399	17%	$371	19%	$28	8%
Amortization	14	1%	11	1%	3	27%

Depreciation and amortization	$413	18%	$382	20%	$31	8%

      Depreciation expense increased $28 million from the first quarter 2002 to the first quarter 2003. In the first quarter 2003, we recorded $17 million, or $.02 per share, in depreciation expense as a result of shortening the estimated useful lives of some of our network assets in the first quarter 2003. Further, depreciation increased during this period as a result of a 3% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance our network. We periodically review the useful lives of our fixed assets as circumstances warrant. Events that would likely cause us to review the useful lives of our fixed assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Depreciation expense recorded in a period can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets which generally have much shorter depreciable lives as compared to network assets.

Restructuring and Impairment Charges, Interest and Other.

			Change from
	March 31,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Three Months Ended
Restructuring and impairment charges	$—	$(35)	$35	100%
Interest expense	(225)	(273)	48	18%
Interest income	12	15	(3)	(20)%
Loss on retirement of debt, net	(5)	—	(5)	NM
Equity in losses of unconsolidated affiliates, net	(13)	(152)	139	91%
Income tax provision	(22)	(350)	328	94%
Income (loss) available to common stockholders	208	(654)	862	132%

NM — Not Meaningful

     In January 2002, we announced outsourcing agreements for our information technology and customer care functions. In connection with these outsourcing agreements, we recorded a $35 million restructuring charge in the first quarter of 2002, which primarily represented the future lease payments related to facilities we have since vacated or plan to vacate net of estimated sublease income.

      The $48 million decrease in interest expense from the first quarter 2002 to the first quarter 2003 primarily relates to:

•	a $34 million decrease resulting from the purchase and retirement of our senior notes, as discussed below;

•	a $10 million decrease due to a reduction in the weighted average interest rates related to our bank credit facility from 5.1% during the first quarter 2002 to 3.9% during the first quarter 2003; and

•	a $4 million decrease related to the SpectraSite tower lease agreements, which are accounted for as operating leases beginning in the first quarter 2003.

      Interest expense related to our senior notes decreased from the first quarter 2002 to the first quarter 2003 primarily due the purchase and retirement of $2,419 million in aggregate principal amount at maturity of our senior notes since the second quarter 2002. As of March 31, 2002, we had outstanding long-term debt of $13,938 million. Due principally to repurchases of these securities, as of March 31, 2003, we had outstanding long-term debt of $11,823 million.

      The $3 million decrease in interest income from the first quarter 2002 to the first quarter 2003 is primarily due to a decrease in the average cash and short-term investments balances in the first quarter 2003 as compared to the same period in 2002.

      The loss on retirement of debt in 2003 relates to the purchase and retirement of some of our senior notes during 2003.

      The $13 million in equity in losses of unconsolidated affiliates in the first quarter 2003 is due to losses attributable to our equity method investment in Nextel Partners of $16 million partially offset by our equity in earnings of NII Holdings of $3 million. The $152 million equity in losses of unconsolidated affiliates for the first quarter 2002 includes a $127 million loss representing our share through March 31, 2002 of NII Holdings’ operating results before it emerged from bankruptcy and a $25 million loss attributable to our equity method investment in Nextel Partners.

      The increase in the income tax provision in 2002 is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of this adoption in the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. We have provided a full reserve against our net operating loss carryforwards as of March 31, 2003. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we will realize the benefits of at least some of the net operating loss carryforwards.

Liquidity and Capital Resources

      As of March 31, 2003, we had total liquidity of about $3.6 billion available to fund our operations including $2.3 billion of cash, cash equivalents and short-term investments and about $1.3 billion available under the revolving loan commitment of our bank credit facility. Until the third quarter 2002, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our network, has more than offset our cash flows provided by operating activities. For the quarter ended March 31, 2003, total cash provided by operating activities exceeded cash flows used in investing activities by $135 million as compared to a deficit of $692 million for the same period in 2002. We have historically used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Three Months Ended		Change from
	March 31,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$813	$472	$341	72%
Cash used in investing activities	(678)	(1,164)	486	42%
Cash used in financing activities	(625)	(27)	(598)	NM

      Net cash provided by operating activities for the first quarter 2003 improved by $341 million over the same period in 2002 primarily reflecting the improved performance of our operations from our achievement of certain economies of scale and from the growth in our customer base.

      Net cash used in investing activities for the first quarter 2003 decreased by $486 million over the same period in 2002 due to:

•	a $213 million decrease in cash paid for capital expenditures;

•	a $38 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; and

•	a $250 million increase related to the relinquishment of NII Holdings’ cash upon the deconsolidation of NII Holdings in 2002; offset by

•	a $15 million increase in net cash purchases of short-term investments.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $386 million for the first quarter 2003 and $599 million for the first quarter 2002. Capital expenditures decreased during the first quarter 2003 compared with the same period in 2002 primarily due to several factors, including:

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets;

•	our improved spectrum utilization, which allows us to add enhancements to existing transmitter and receiver sites rather than building additional sites; and

•	technological advances in network equipment which provide us with more capacity at a lower cost; see “— Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      We made cash payments during the first quarter 2003 totaling $214 million for licenses, investments and other, including $201 million related to the acquisition of all the stock of NeoWorld Communications. We made cash payments during the first quarter of 2002 totaling $252 million for licenses, acquisitions, investments and other, including $109 million for the assets of Chadmoore Wireless Group, Inc.

      Net cash used in financing activities during the first quarter 2003 consisted primarily of:

•	$570 million paid for the purchase and retirement of $491 million in aggregate principal amount at maturity of our outstanding senior notes and $77 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock;

•	$70 million for repayments under capital lease and finance obligations, including a payment of $54 million associated with the early buy-out option under one of our capital lease agreements; partially offset by

•	$20 million of net borrowings under the long-term credit facility.

      Net cash used in financing activities during the first quarter 2002 consisted primarily of $28 million for repayments under capital lease and finance obligations.

Future Capital Needs and Resources

Capital Resources.

      As of March 31, 2003, our capital resources included $2.3 billion of cash, cash equivalents and short-term investments and $1.3 billion of the revolving loan commitment under our credit facility, as discussed below. Therefore, our resulting total amount of liquidity to fund our operations was about $3.6 billion as of March 31, 2003.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Until recently, we have been unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate less cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of March 31, 2003, our credit facility provided for total secured financing capacity of up to $5.8 billion, subject to the satisfaction or waiver of applicable borrowing conditions. As of March 31, 2003, this facility consisted of a $1.4 billion revolving loan commitment, of which $116 million has been accessed, and $4.4 billion in term loans, all of which have been accessed. We made a principal repayment on the term loans in the amount of $49 million in the first quarter of 2003, due to the scheduled reduction in term loan commitment levels. The term loan commitment levels will continue to be reduced every quarter until the term loans mature, which occurs over a period from December 31, 2007 to March 31, 2009. On March 31, 2003, the amount of the revolving loan commitment available to us was reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. Starting April 1, 2004, the reductions become more significant until 2007 when no amounts will be available under the credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. Some of these ratios became more stringent in 2003, at which time they become fixed. As of March 31, 2003, we were in compliance with all financial ratio tests under our credit facility, and we expect to remain in full compliance with these ratio tests. Borrowings under the credit facility are secured by liens on assets of substantially all of our subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

      In addition, the loans under the credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our credit facility. However, no such acceleration is required if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service. As of March 31, 2003, the maturities of our public notes and mandatorily redeemable preferred stock do not exceed the amounts specified in our credit facility.

      Our ability to access additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of March 31, 2003, we were able to access substantially all of the remaining $1.3 billion available.

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

      Additionally, during the quarter ended March 31, 2003, we purchased and retired $568 million in principal amount of long-term debt and in face amount of mandatorily redeemable preferred stock in exchange for cash on hand, resulting in the avoidance of principal, interest, and dividend payments of about $889 million over the life of these securities. From the three-month period ended June 30, 2002 to March 31, 2003, we have purchased and retired about $3.8 billion in principal amount of long-term debt and in face amount of mandatorily redeemable preferred stock in exchange for cash and shares of our class A common stock, resulting in the avoidance of principal, interest and dividend payments of about $6.3 billion over the life of these securities, $6.1 billion of which will be avoided subsequent to March 31, 2003. See “— Future contractual obligations” for further information about future cash payments related to our long-term debt and preferred securities. We may, from time to time, as we deem appropriate, enter into similar transactions that in the aggregate may be material.

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our network, as discussed immediately below under “— Capital expenditures;”

•	operating expenses relating to our network;

•	future investments, including potential spectrum purchases and investments in new business opportunities;

•	potential substantial payments in connection with the Consensus Plan relating to the proposed public safety spectrum realignment (see Part II, Item 5. “Other Information”);

•	debt service requirements related to our long-term debt, capital lease and financing obligations and mandatorily redeemable preferred stock;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.

      Capital expenditures. Our capital expenditures for the first quarter 2003 were $316 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the construction of additional transmitter and receiver sites to maintain system quality and the installation of related switching equipment in existing market coverage areas;

•	the enhancement of our network coverage;

•	the enhancements to our existing iDEN technology to increase voice capacity and to offer nationwide Direct Connect™ in 2003; and

•	any potential future enhancement of our network through the deployment of next generation technologies.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In the third quarter 2003, we expect to commence implementation of a significant technology upgrade to our iDEN network, the 6:1 voice coder software upgrade. We expect that this software upgrade will nearly double our voice capacity for wireless interconnect calls and leverage our investment in our existing infrastructure. See “— Forward-Looking Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current network in future years. However, any anticipated reductions in capital expenditures could be more than offset to the extent we incur additional capital expenditures to deploy new technologies. We will only deploy a new technology when deployment is warranted by expected customer demand, when we have sufficient capital available and when the anticipated benefits of services requiring the next generation technology outweigh the costs of providing those services.

      Future contractual obligations. The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our most significant contractual obligations as of March 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.” Except as required by applicable law, we disclaim any obligation to modify or update the information contained in the table.

							2008 and
Future Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

	(in millions)
Public senior notes	$11,206	$482	$647	$647	$647	$2,554	$6,229
Bank credit facility(1)	5,904	288	525	674	708	749	2,960
Capital lease and finance obligations	235	35	49	51	53	47	—
Preferred stock cash payments	1,797	78	104	104	104	104	1,303
Operating leases(2)	1,512	336	400	300	188	106	182
Other	1,837	415	379	295	232	172	344

Total	$22,491	$1,634	$2,104	$2,071	$1,932	$3,732	$11,018

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional future drawdown under the revolving loan commitment.

(2)	These amounts principally include future lease costs relating to transmitter and receiver sites and switches and office facilities.

      The above table excludes amounts that may be paid or will be paid in connection with interest rate swap agreements that do not have mandatory cash settlement provisions prior to maturity and spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $150 million for spectrum acquisitions and leasing agreements entered into and outstanding as of March 31, 2003. Included in the “Other” caption are minimum amounts due under our most significant service contracts, including agreements for telecommunications and customer billing services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “Other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 15 of the consolidated financial statements contained in our 2002 annual report on Form 10-K.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to Nextel Partners. In 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola and Eagle River Investments, Inc., an affiliate of Craig O. McCaw, one of our directors, relating to the capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a network utilizing the iDEN technology used in our network. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

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

      Future outlook. Since the third quarter of 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing activities and our debt service requirements. We expect to fund our capital needs at least through 2003 by using our anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures, including an expected significant positive impact associated with the 6:1 voice coder software upgrade which Motorola is developing for our expected deployment beginning in the third quarter of 2003; and

•	our scheduled debt service requirements.

Additionally, we have the ability to use existing cash, cash equivalents and short-term investments on hand and available of $2.3 billion as of March 31, 2003, or drawdown on the available revolving loan commitment under our credit facility of $1.3 billion as of March 31, 2003 to fund our capital needs.

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

      Our above conclusion that we will be able to fund our capital requirements at least through 2003 by using existing cash balances and cash generated from operations does not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential material additional purchases of our outstanding debt securities and mandatorily redeemable preferred stock for cash;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	potential material changes to our business plan that could result from the FCC’s action on the proposed public safety spectrum realignment.

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

      We have had and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements.”

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with our contemplated launch of our nationwide Direct Connect service;

•	market acceptance of our new line of Java™ embedded handsets and service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way radio services;

•	the impact of legislation or regulatory actions relating to specialized mobile radio services, wireless communications services or telecommunications generally, including, for example, the impact of number portability on our business;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank credit facilities and mandatorily redeemable preferred stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the U.S. London Interbank Offered Rate, or LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      As of March 31, 2003, we held $921 million of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of March 31, 2003, the fair value of our investment in NII Holdings’ 13% senior secured notes, which was determined based on quoted market prices of the notes, totaled $53 million. This investment is reported at its fair value in our financial statements.

      The table below summarizes our remaining interest rate risks as of March 31, 2003 in U.S. dollars. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at March 31, 2003. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

•	quoted market prices for our senior notes and mandatorily redeemable preferred stock;

•	estimates from bankers for our bank credit facility;

•	present value of future cash flows for our capital lease and finance obligations using a discount rate available for similar obligations; and

•	estimates from bankers to settle our interest rate swap agreements.

      Notes 7, 8, 9 and 12 to the consolidated financial statements included in our 2002 annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate	$27	$39	$43	$48	$1,951	$6,424	$8,532	$8,612
Average Interest Rate	10%	10%	10%	10%	9%	9%	9%
Variable Rate	$149	$327	$433	$466	$505	$2,656	$4,536	$4,366
Average Interest Rate	3%	3%	3%	3%	3%	5%	4%

Interest Rate Swaps
Variable to Fixed(1)	$—	$—	$—	$570	$—	$—	$570	$(108)
Average Pay Rate	—	—	—	8%	—	—	8%
Average Receive Rate	—	—	—	2%	—	—	2%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$62
Average Pay Rate	—	—	—	—	—	5%	5%
Average Receive Rate	—	—	—	—	—	10%	10%

(1)	This interest rate swap requires a cash settlement in October 2003.

Item 4.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel (including our consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      See Part I, note 1, “Basis of Presentation, NII Holdings,” for a discussion of NII Holdings’ voluntary reorganization under Chapter 11 of the United States Bankruptcy Code.

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.

Item 5.     Other Information.

      California Service Quality Standards Proceeding. On December 5, 2002, the California Public Utilities Commission, or CPUC, proposed service quality standards and reporting requirements applicable to wireless carriers. We and other wireless carriers have filed comments and reply comments strongly opposing the imposition of any service quality measures or reporting requirements on wireless carriers. This proceeding remains pending before the CPUC.

      California Numbering Proceedings Before the FCC. On March 14, 2003, the CPUC requested permission to withdraw one of two petitions it had filed with the FCC that could affect the timely availability of new telephone numbers to assign to our and other wireless carriers’ customers. That petition also could have required wireless carriers to take back and replace the telephone numbers of certain customers in California. The FCC granted the CPUC’s request to withdraw the petition on March 28, 2003. The other petition, if granted, could negatively affect our and other wireless carriers’ ability to promptly assign customers new numbers within their desired local calling area.

      NextWave. On January 27, 2003, the Supreme Court ruled that the FCC had acted beyond its regulatory authority when it cancelled NextWave Communications, Inc.’s wireless licenses. The court rejected arguments that the FCC had a regulatory interest in taking licenses from NextWave. The FCC recently confirmed that NextWave will have an extended period of time to complete its initial build-out and the FCC recently accepted build-out notifications for certain NextWave licenses.

      Mobile Satellite Service Reallocation Proceeding. On January 30, 2003, the FCC adopted an order that permits mobile satellite service providers to integrate ancillary terrestrial components into their mobile satellite networks, subject to FCC authorization and compliance with FCC requirements. On that same date, the FCC reallocated 30 MHz of spectrum from the 2 gigahertz mobile satellite service, including the 1990-2000 MHz band, to fixed and mobile terrestrial services. The reallocated spectrum includes 5 MHz identified as replacement spectrum to make possible the Consensus Plan for 800 MHz realignment that would mitigate interference between 800 MHz commercial wireless licensees and public safety operators. A rulemaking proceeding has been initiated to identify how the 30 MHz of reallocated spectrum can be used and how it will be assigned for wireless services. Comments and reply comments were filed in April 2003. The satellite industry has filed petitions for reconsideration of the FCC’s reallocation decision.

      Interconnection Costs. Several incumbent local exchange carriers, or ILECs, operating in rural areas, in conjunction with BellSouth Corp. and other Regional Bell Operating Companies, have initiated state proceedings seeking to require commercial mobile radio services, or CMRS, carriers to pay access-type charges for local traffic that originates on a CMRS carrier’s network, travels over BellSouth’s or another Regional Bell Operating Company’s network and terminates on a rural ILEC’s network. If any of the state commissions rule in the rural ILECs’ favor, CMRS carrier interconnection costs in those markets, including ours, could increase.

      800 MHz Realignment Plan. We, along with the leading public safety and private wireless organizations, have proposed a comprehensive Consensus Plan for mitigating interference to 800 MHz public safety licensees through realigning the 800 MHz land mobile radio spectrum to create separate blocks for public safety and commercial operations. The proposal remains pending before the FCC. In April 2003, the FCC asked the primary manufacturers of equipment operating in the 800 MHz band whether they had any additional information to provide to supplement the record in the FCC’s proceeding on the public safety interference issue or any practical or technical solutions to this problem. On May 6, 2003, Motorola submitted an ex parte letter to the FCC stating that it is making progress with technical advances in receiver design that may be effective in mitigating public safety interference and that it believes that these advances, together with other methods, may be a solution to the interference issue. It is uncertain what solutions, if any, may be adopted by the FCC.

      Additional Consulting Services. Last year Deloitte & Touche LLP, our outside audit firm, had announced plans to separate its consulting practice from its audit practice, joining other major accounting firms in this course of action. We had continued to use Deloitte for certain consulting work as permitted by the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission, based in part, on the expectation the separation would take place. However, Deloitte recently announced it had abandoned plans to separate the practices. Going forward, with the exception of projects finishing in 2003, we will not utilize any management consulting services by Deloitte’s consulting practice as long as that consulting practice remains associated with Deloitte & Touche LLP and Deloitte continues to serve as our outside audit firm.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

10.1	Agreement, dated March 5, 2003 between Nextel, Digital Radio, L.L.C. and Mr. Craig O. McCaw (incorporated by reference to Exhibit 10.1 to Nextel’s Current Report on Form 8-K dated and filed on March 6, 2003).
15	Letter in Lieu of Consent for Review Report.
99.1	Sarbanes-Oxley Act of 2002 Certifications.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on January 8, 2003 reporting under Item 5 certain financial results and other data for the year ended December 31, 2002.

2.	Current report on Form 8-K dated and filed on January 16, 2003 reporting under Item 9 our acquisition of all of the stock of Neoworld Communications, Inc.

3.	Current report on Form 8-K dated and filed on February 14, 2003 reporting under Item 9 certain management changes.

4.	Current report on Form 8-K dated and filed on February 20, 2003 reporting under Item 9 our financial results and other data for the quarter and year ended December 31, 2002.

5.	Current report on Form 8-K dated and filed on March 6, 2003 reporting under Item 5 certain changes to our board of directors and the execution of an agreement with Craig O. McCaw and Digital Radio, L.L.C..

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: May 14, 2003

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

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ TIMOTHY M. DONAHUE -------------------------------------------------------- Timothy M. Donahue President & Chief Executive Officer

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

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ PAUL N. SALEH -------------------------------------------------------- Paul N. Saleh Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Agreement, dated March 5, 2003 between Nextel, Digital Radio, L.L.C. and Mr. Craig O. McCaw (incorporated by reference to Exhibit 10.1 to Nextel’s Current Report on Form 8-K dated and filed on March 6, 2003).
15	Letter in Lieu of Consent for Review Report.
99.1	Sarbanes-Oxley Act of 2002 Certifications.