Form 10-Q
period 2003-06-30
NEXTEL COMMUNICATIONS INC
filed 2003-08-08
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2003

Class A Common Stock, $0.001 par value	999,877,572
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
(in millions)
Unaudited

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$1,440	$1,846
Short-term investments	980	840
Accounts and notes receivable, less allowance for doubtful accounts of $104 and $127	1,162	1,077
Due from related parties	12	33
Handset and accessory inventory	220	245
Prepaid expenses and other current assets	688	609

Total current assets	4,502	4,650
Investments	130	145
Property, plant and equipment, net of accumulated depreciation of $5,811 and $5,007	8,829	8,918
Intangible assets, net of accumulated amortization of $91 and $76	6,918	6,607
Other assets	1,158	1,164

	$21,537	$21,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$437	$515
Accrued expenses and other	1,949	1,749
Due to related parties	283	241
Current portion of long-term debt, capital lease and finance obligations	280	251

Total current liabilities	2,949	2,756
Long-term debt	11,495	12,079
Capital lease and finance obligations	156	220
Deferred income taxes	1,648	1,619
Deferred revenues and other	1,000	949

Total liabilities	17,248	17,623

Commitments and contingencies (note 6)
Mandatorily redeemable preferred stock	861	1,015
Stockholders’ equity
Convertible preferred stock, 0 and 4 shares issued and outstanding	—	136
Common stock, class A, 998 and 968 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	10,681	10,530
Accumulated deficit	(7,244)	(7,793)
Deferred compensation, net	(4)	(7)
Accumulated other comprehensive loss	(6)	(21)

Total stockholders’ equity	3,428	2,846

	$21,537	$21,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Six and Three Months Ended June 30, 2003 and 2002
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues
Service revenues	$4,595	$3,863	$2,385	$2,032
Handset and accessory revenues	332	248	171	122

	4,927	4,111	2,556	2,154

Operating expenses
Cost of service (exclusive of depreciation included below)	777	717	408	366
Cost of handset and accessory revenues	625	524	315	219
Selling, general and administrative	1,615	1,468	829	753
Restructuring and impairment charge	—	35	—	—
Depreciation	807	761	408	390
Amortization	28	26	14	15

	3,852	3,531	1,974	1,743

Operating income	1,075	580	582	411

Other income (expense)
Interest expense	(444)	(542)	(219)	(269)
Interest income	22	31	10	16
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $47, $0 and $47	(7)	139	(2)	139
Equity in losses of unconsolidated affiliates, net	(48)	(275)	(35)	(123)
Reduction in fair value of investments	(2)	(35)	(2)	(35)
Other, net	2	(1)	2	(1)

	(477)	(683)	(246)	(273)

Income (loss) before income tax provision	598	(103)	336	138
Income tax provision	(49)	(365)	(27)	(15)

Net income (loss)	549	(468)	309	123
(Loss) gain on retirement of mandatorily redeemable preferred stock	(7)	264	(5)	264
Mandatorily redeemable preferred stock dividends and accretion	(53)	(125)	(23)	(62)

Income (loss) available to common stockholders	$489	$(329)	$281	$325

Earnings (loss) per common share
Basic	$0.48	$(0.40)	$0.27	$0.39

Diluted	$0.47	$(0.40)	$0.27	$0.37

Weighted average number of common shares outstanding
Basic	1,020	821	1,029	841

Diluted	1,050	821	1,052	927

Comprehensive income (loss), net of income tax
Unrealized gain (loss) on available-for-sale securities, net	$4	$(7)	$4	$13
Foreign currency translation adjustment	(3)	44	(4)	18
Cash flow hedge:
Reclassification of transition adjustment included in net income (loss)	3	4	1	2
Unrealized gain (loss) on cash flow hedge	11	(7)	6	(17)

Other comprehensive income	15	34	7	16
Net income (loss)	549	(468)	309	123

Comprehensive income (loss), net of income tax	$564	$(434)	$316	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2003
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2003	4	$136	968	$1	36	$—	$10,530	$(7,793)	$(7)	$(21)	$2,846
Net income								549			549
Other comprehensive income										15	15
Conversion of preferred stock into common stock	(4)	(136)	22	—			136				—
Common stock issued under equity plans			8	—			74				74
Deferred compensation and other							1		3		4
Loss on retirement of mandatorily redeemable preferred stock							(7)				(7)
Dividends and accretion on mandatorily redeemable preferred stock							(53)				(53)

Balance, June 30, 2003	—	$—	998	$1	36	$—	$10,681	$(7,244)	$(4)	$(6)	$3,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(in millions)
Unaudited

	2003	2002

Cash flows from operating activities
Net income (loss)	$549	$(468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	32	182
Provision for losses on accounts receivable	81	173
Gain recognized from sale of towers	(53)	—
Restructuring and impairment charge	—	29
Depreciation and amortization	835	787
Loss (gain) on retirement of debt	7	(186)
Debt conversion expense	—	47
Equity in losses of unconsolidated affiliates, net	48	275
Reduction in fair value of investments	2	35
Income tax provision	29	365
Other, net	13	14
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(140)	(379)
Handset and accessory inventory	21	6
Prepaid expenses and other assets	9	3
Accounts payable, accrued expenses and other	83	26

Net cash provided by operating activities	1,516	909

Cash flows from investing activities
Capital expenditures	(727)	(1,041)
Purchases of short-term investments	(1,191)	(1,779)
Proceeds from maturities and sales of short-term investments	1,057	1,640
Payments for purchase of licenses, investments and other net of cash acquired	(238)	(208)
Payments for acquisitions net of cash acquired	—	(109)
Cash relinquished as a result of the deconsolidation of NII Holdings	—	(250)

Net cash used in investing activities	(1,099)	(1,747)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(707)	(295)
Borrowings under long-term credit facility	69	—
Repayments under long-term credit facility	(99)	—
Payment for capital lease buy-out	(54)	—
Repayments under capital lease and finance obligations	(25)	(49)
Mandatorily redeemable preferred stock dividends paid	(42)	—
Other	35	—

Net cash used in financing activities	(823)	(344)

Net decrease in cash and cash equivalents	(406)	(1,182)
Cash and cash equivalents, beginning of period	1,846	2,481

Cash and cash equivalents, end of period	$1,440	$1,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2003.

      Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our incentive equity plans computed using the treasury stock method, and the dilutive effects of shares presently isssuable upon the conversion of our convertible senior notes and preferred stock computed using the if-converted method.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Income (loss) available to common stockholders — basic	$489	$(329)	$281	$325
Interest expense eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007	—	—	—	4
6% convertible senior notes due 2011	—	—	—	15

Income (loss) available to common stockholders — diluted	$489	$(329)	$281	$344

Weighted average number of common shares outstanding — basic	1,020	821	1,029	841
Effect of dilutive securities:
Class A convertible preferred stock	8	—	—	31
Equity plans	22	—	23	—
4.75% convertible senior notes due 2007	—	—	—	15
6% convertible senior notes due 2011	—	—	—	40

Weighted average number of common shares outstanding — diluted	1,050	821	1,052	927

Earnings (loss) per common share
Basic	$0.48	$(0.40)	$0.27	$0.39

Diluted	$0.47	$(0.40)	$0.27	$0.37

      About 50 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2003 due to their antidilutive effects. Additionally, about 72 million and 71 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the six and three months ended

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

June 30, 2003 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      Because we reported a loss for the six months ended June 30, 2002, the calculation of diluted earnings per common share for the six months ended June 30, 2002 excludes the effects of all potentially dilutive common shares due to their antidilutive effects. About 18 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2002 due to their antidilutive effects. Additionally, about 101 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2002 as the exercise prices exceeded the average market price of our class A common stock during that period.

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

      During the six months ended June 30, 2003, we acquired Federal Communications Commission, or FCC, licenses at a cost of $331 million, which includes both licenses acquired from NeoWorld Communications, Inc. and deposits for licenses paid prior to 2003 that were recorded in other assets until we acquired the relevant licenses. The table below summarizes our intangible assets.

		June 30, 2003			December 31, 2002

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	2 to 3 years	$120	$77	$43	$129	$66	$63
Noncompete and spectrum sharing agreements and other	Up to 20 years	67	14	53	58	10	48

		187	91	96	187	76	111

Unamortized intangible assets
FCC licenses	Indefinite	6,801		6,801	6,475		6,475
Goodwill	Indefinite	21		21	21		21

		6,822		6,822	6,496		6,496

Total intangible assets		$7,009	$91	$6,918	$6,683	$76	$6,607

      For intangible assets with finite lives, we recorded aggregate amortization expense of $26 million for the six months ended June 30, 2003 and $24 million for the six months ended June 30, 2002. Based only on the amortized intangible assets existing at June 30, 2003, we estimate the amortization expense to be $22 million for the remainder of 2003, $30 million during 2004, $6 million during 2005, $2 million during 2006 and $1 million during 2007. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions of new intangible assets, changes in useful lives or other relevant factors.

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

$335 million to increase the valuation allowance related to our net operating losses. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities only as such licenses are amortized for tax purposes. We have recorded income tax provision and deferred tax liabilities of $29 million and $30 million for the six months ended June 30, 2003 and 2002 related to these temporary differences.

     Accumulated Other Comprehensive Loss.

	June 30,	December 31,
	2003	2002

	(in millions)
Unrealized gain on available-for-sale securities, net	$11	$7
Cumulative foreign currency translation adjustment	(4)	(1)
Cumulative effect of accounting change for cash flow hedge	(1)	(4)
Unrealized loss on cash flow hedge	(12)	(23)

	$(6)	$(21)

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. We recorded stock-based compensation expense of $4 million and $9 million for the six months ended June 30, 2003 and 2002, respectively, and $2 million and $6 million for the three months ended June 30, 2003 and 2002, respectively.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Income (loss) available to common stockholders, as reported	$489	$(329)	$281	$325
Stock-based compensation expense	(159)	(172)	(79)	(85)

Income (loss) available to common stockholders, pro forma	$330	$(501)	$202	$240

Earnings (loss) per common share

As reported
Basic	$0.48	$(0.40)	$0.27	$0.39

Diluted	$0.47	$(0.40)	$0.27	$0.37

Pro forma
Basic	$0.32	$(0.61)	$0.20	$0.29

Diluted	$0.31	$(0.61)	$0.19	$0.28

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2003	2002

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$727	$1,041
Changes in capital expenditures accrued, unpaid or financed	—	(94)

	$727	$947

Interest costs
Interest expense	$444	$542
Interest capitalized	20	25

	$464	$567

Cash paid for interest, net of amounts capitalized	$368	$373

Cash received for interest	$16	$29

Cash paid for income taxes	$47	$8

     New Accounting Pronouncements.

      SFAS No. 143. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No.143, “Accounting for Asset Retirement Obligations. We adopted the provisions of SFAS No. 143 during 2003. Under the provisions of SFAS No. 143, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. The effect of implementing the provisions of SFAS No. 143 was not material.

      FASB Interpretation No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies that a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing certain guarantees at inception. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to guarantees by one member of a consolidated group of entities of the debt of other members of the same group to third parties. We currently do not guarantee the debt of any entity outside our consolidated group and therefore, the implementation of FASB Interpretation No. 45 did not have a material impact on our financial position or results of operations. In certain limited circumstances, our operating subsidiaries have entered into, and may from time to time in the future, enter into, executory agreements with third parties that may require a guarantee of Nextel Communications, Inc. (“NCI”) and/or another of its subsidiaries. These guarantees relate to certain equipment and facility leases and vendor/ promotional arrangements and range in duration from two to ten years. In addition, NCI and substantially all of its operating subsidiaries are guarantors of the borrowings of another of NCI’s subsidiaries under our bank credit facility, which obligations are secured by liens on substantially all of our assets. As of June 30, 2003, these guarantees aggregated about $5.1 billion, of which about $4.5 billion related to our bank credit facility. We

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

believe that the likelihood of Nextel Communications and/or another of its subsidiaries having to make any payments under the guarantees is remote since our operating subsidiaries have been, and we believe they will continue to be, able to pay their obligations with cash flows from their operations.

      EITF Issue No. 00-21. In November 2002, the Emerging Issues Task Force, or EITF, issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, and may be applied to existing arrangements, with any impact recorded as a cumulative effect of a change in accounting principle in the statement of operations.

      Under the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we intend to recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer for all arrangements entered into beginning in the third quarter 2003. In addition, we intend to recognize the portion of the activation fees allocated to the handset unit of accounting, along with an equal amount of costs, in the statement of operations when title to the handset passes to the customer.

      We adopted EITF Issue 00-21 on July 1, 2003 and elected to apply the provisions to our existing customer arrangements. Accordingly, we reduced our total assets and total liabilities by about $1.3 billion, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB 101. The cumulative effect of adopting EITF 00-21 did not materially impact the statement of operations. The remaining deferred revenues and costs on the balance sheet represent the unamortized portions of our one-time activation fees and an equal amount of costs allocated to the service unit of accounting, which we will recognize over the contract life in the statement of operations.

      FASB Interpretation No. 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which we hold a variable interest acquired before February 1, 2003. We do not have any variable interest entity arrangements as of June 30, 2003.

      SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

definition of an underlying to conform it to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. SFAS No. 149 is applied prospectively to all contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The implementation of SFAS No. 149 is not expected to have a material impact on our financial position or results of operations.

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 will require us to reclassify and account for our series D and series E mandatorily redeemable preferred stock as liabilities on July 1, 2003 as these mandatorily redeemable financial instruments embody an unconditional obligation that requires us to redeem the instrument at a specified date and/or upon an event certain to occur. As discussed in note 7, we redeemed all of our series D preferred stock in July 2003 and expect to redeem all of our series E preferred stock in August 2003. Accordingly, the implementation of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations. The balance sheet classification of our zero coupon convertible preferred stock will remain the same, as this preferred stock is convertible into a fixed number of shares of our common stock.

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

      As a result of our adoption in January 2000 of SAB No. 101, we recognized revenues from handset sales and activation fees and equal amounts of cost of revenues during the following periods that are attributable to handset sales and activation fees previously reported in periods prior to 2000 as follows:

	2003	2002

	(in millions)
Three months ended June 30	$6	$35
Six months ended June 30	20	85

Note 2.     2003 Developments

      Change in Asset Life. We shortened the estimated useful lives of some of our network assets in the first quarter 2003. As a result of these changes in estimates, we recorded about $41 million or $0.04 per common share of additional depreciation expense in the six months ended June 30, 2003.

      Asset Acquisition. In January 2003, we purchased the 900 megahertz FCC licenses of NeoWorld Communications through the acquisition of all of its stock. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003.

      Preferred Stock Conversion. In March 2003, we, Craig O. McCaw and Digital Radio, L.L.C., an affiliate of Mr. McCaw, entered into an agreement that largely eliminated the then existing arrangements relating to our corporate governance. As a result of these revisions, all issued and outstanding shares of our class A preferred stock and class B preferred stock, all of which were held by Digital Radio, were converted into shares of our class A common stock. The class A preferred stock and class B preferred stock were the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

primary mechanism for providing Digital Radio with corporate governance rights associated with Mr. McCaw’s 1995 investment in Nextel.

Note 3.	Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

     Long-Term Debt.

		Book and
	Balance	Principal			Balance
	December 31,	Value of			June 30,
	2002	Retirements	Other		2003

		(dollars in millions)
10.65% senior redeemable discount notes due 2007	$756	$80	$—		$676
9.75% senior serial redeemable discount notes due 2007	1,086	174	—		912
4.75% convertible senior notes due 2007	284	—	—		284
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $16 and $0	1,364	87	16	(a)	1,293
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $3	297	26	—		271
9.375% senior serial redeemable notes due 2009	1,796	126	—		1,670
5.25% convertible senior notes due 2010	622	15	—		607
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $58 and $65	948	26	7	(b)	929
6% convertible senior notes due 2011	608	—	—		608
Bank credit facility	4,500	—	(30	)(c)	4,470
Other	17	—	—		17

Total long-term debt	12,278	$534	$(7)		11,737

Less current portion	(199)				(242)

	$12,079				$11,495

(a)	Represents accretion of unamortized discounts.

(b)	Represents the non-cash increase to the fair value hedge.

(c)	Represents net payments under the bank credit facility.

      2002 Debt Retirements. During the six months ended June 30, 2002, we purchased and retired a total of $653 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for 47 million shares of class A common stock and $180 million in cash. As a result of the early retirement of these senior notes, we recognized a gain of $186 million in other income (expense) in the accompanying statement of operations. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the shares of our class A common stock issued in excess of the shares that the holders would have been entitled had they converted under the original terms of the convertible notes are multiplied by the fair value of the shares on the transaction date and the result is recorded as debt conversion expense of $47 million in other income (expense) in the accompanying condensed statement of operations.

      2003 Debt Retirements. During the six months ended June 30, 2003, we purchased and retired a total of $534 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for about $536 million in cash. As a result of these senior note transactions, we recognized a $7 million loss in other income (expense) in the accompanying condensed statements of operations. During the three months ended June 30, 2003, we purchased and retired a total of $43 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for about $45 million in cash. As a result of these senior note

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

transactions, we recognized a $2 million loss in other income (expense) in the accompanying condensed statement of operations.

     Capital Lease and Finance Obligations.

	June 30,	December 31,
	2003	2002

	(dollars in millions)
Capital lease obligations	$184	$262
Finance obligation	10	10

Total capital lease and finance obligations	194	272

Less current portion	(38)	(52)

	$156	$220

      Capital Lease Obligation. In March 2003, we paid $69 million in cash related to the exercise of the early buy-out option provided for in one of our switch equipment capital lease agreements, $54 million of which related to the reduction of the capital lease obligation.

     Mandatorily Redeemable Preferred Stock.

		Book and
	Balance	Principal		Balance
	December 31,	Value of		June 30,
	2002	Retirements	Accretion	2003

		(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 470,753 and 375,111 shares issued; 470,742 and 375,100 shares outstanding; stated at liquidation value	$471	$96	$—	$375
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 447,796 and 391,954 shares issued; 447,782 and 391,940 shares outstanding; stated at liquidation value	454	69	7	392
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	90	—	4	94

	$1,015	$165	$11	$861

      2002 Preferred Stock Retirements. During the six months ended June 30, 2002, we purchased and retired a total of $440 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 14 million shares of class A common stock and $115 million in cash. As a result of these preferred stock transactions, we recognized a gain of $264 million in the accompanying condensed statement of operations.

      2003 Preferred Stock Retirements. During the six months ended June 30, 2003, we purchased and retired a total of $165 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $171 million in cash. As a result of these preferred stock transactions, we recognized a $7 million loss. During the three months ended June 30, 2003, we purchased and retired a total of $88 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

exchange for about $92 million in cash. As a result of these preferred stock transactions, we recognized a $5 million loss in the accompanying condensed statement of operations.

      We may, from time to time, as we deem appropriate, enter into similar or other repurchase or retirement transactions of senior notes and preferred stock that in the aggregate may be material. Additional information regarding the purchase and retirement of our senior notes and preferred stock and the issuance of our new senior serial notes subsequent to June 30, 2003 can be found in note 7.

Note 4.     Related Party Transactions

      We consider Motorola, Inc., NII Holdings, Inc. and Nextel Partners, Inc. to be related parties. For the six months ended June 30, 2003, we paid a total of about $1.1 billion to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, roaming charges and other costs. For the six months ended June 30, 2003, we received a total of $41 million from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services, and the sale of FCC licenses. As of June 30, 2003, we had $12 million due from these related parties and $283 million due to these related parties. As of December 31, 2002, we had $33 million due from these related parties and $241 million due to these related parties.

      In May 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method and accordingly, have presented NII Holdings’ net operating results through May 2002 as equity in losses of unconsolidated affiliates.

      Upon NII Holdings’ emergence from bankruptcy in November 2002, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of June 30, 2003, we owned about 35% of the outstanding stock of NII Holdings. Summarized unaudited financial information as provided by NII Holdings as of its July 30, 2003 earnings release date is presented below.

	June 30,	December 31,
	2003	2002

	(in millions)
Current assets	$512	$396
Noncurrent assets	529	453
Total assets	1,041	849
Current liabilities	299	252
Noncurrent liabilities	625	505

	Successor Company	Predecessor Company
	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

	(in millions)
Operating revenues	$429	$385
Cost of revenues	159	155
Net income (loss) from continuing operations	51	(403)
Net income (loss)	51	(392)

Note 5.     Derivative Instruments and Hedging Activities

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

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the six months and three months ended June 30, 2003 and 2002 relating to the ineffectiveness of these fair value hedges. As of June 30, 2003, we have recognized all of these interest rate swaps at their fair values of $81 million, consisting of $16 million in interest receivable and $65 million in other assets, with an offsetting $65 million adjustment to the carrying value of our hedged debt.

      Additionally, we use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. As of June 30, 2003, we have one cash flow hedge remaining, which is recorded at its fair value of $108 million in other current liabilities on our balance sheet. Since this interest rate swap qualifies for cash flow hedge accounting, an unrealized loss of $12 million, representing the effective portion of the change in its fair value as of June 30, 2003, is reported in accumulated other comprehensive loss. We expect to reclassify this entire $12 million to interest expense by the fourth quarter 2003 since this swap will terminate pursuant to a mandatory cash settlement provision in October 2003. The ineffective portion of the change in fair value of this swap qualifying for cash flow hedge accounting is recognized in our statement of operations in the period of the change. Interest expense includes a loss of $8 million and $6 million for the six and three months ended June 30, 2003, respectively and there was no net effect on interest expense for the six and three months ended June 30, 2002 relating to the ineffective portion of the change in fair value of this swap.

      In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, changes in its fair value up to the termination date were recognized in our statement of operations in the period of the change. Interest expense includes a gain of $2 million for the six months ended June 30, 2003 and a gain of $3 million and $1 million for the six and three months ended June 30, 2002, representing changes in the fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $9 million and $3 million for the six months and three months ended June 30, 2003, respectively, and $13 million and $6 million for the six and three months ended June 30, 2002, respectively.

Note 6.     Commitments and Contingencies

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

      Beginning primarily in the spring of 2003, a number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have filed a petition with the Federal Judicial Panel on Multi-District Litigation Panel seeking consolidation of most of these purported class action suits, and that request is pending.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations.

Note 7.     Subsequent Events

      Shelf Registration Statement. In July 2003, the Securities and Exchange Commission declared effective our shelf registration statement, under which we may offer from time to time up to $5 billion of a variety of securities, including debt securities, preferred stock and our class A common stock. Of the $5 billion, we have designated $500 million for issuance of shares of class A common stock under our Direct Stock Purchase Plan. Details of the plan are described in the related prospectus, included as part of the shelf registration statement, that was distributed to our existing stockholders in July 2003.

      In addition, in July 2003, we completed the sale of $1,000 million in principal amount of our 7.375% senior serial redeemable notes due 2015, which generated about $983 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1 commencing February 1, 2004, at an annual rate of 7.375%. We may choose to redeem some or all of these notes commencing on August 1, 2008 at an initial redemption price of 103.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before August 1, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 107.375% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as specified amounts of the principal amount of notes remain outstanding immediately following the redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Series D and Series E Preferred Stock Retirements. In July 2003, we redeemed $375 million in aggregate face amount of our 13% series D exchangeable preferred stock, representing all of the shares outstanding, for $387 million in cash. In July 2003, we also announced that in August 2003 we will redeem for cash all of our outstanding 11.125% series E exchangeable preferred stock. Based on the $392 million in aggregate face amount of such stock outstanding as of June 30, 2003, the redemption price will be $414 million.

      10.65% Senior Discount Notes Retirement. In July 2003, we commenced an offer to purchase any and all of our outstanding 10.65% senior redeemable discount notes due 2007, about $676 million in aggregate principal amount of which was outstanding at the time of such offer. The consideration payable to the holders for accepting the offer is $1,036.25 per $1,000 principal amount of the notes, which includes a payment of $20.00 per $1,000 of principal amount of the notes payable only to holders who tendered their notes and consented to the proposed amendments to the indenture on or prior to July 30, 2003. As of July 30, 2003, holders of about $414 million of the aggregate principal amount of notes had tendered their notes, for which we paid such holders a total of $429 million under the terms of the tender offer.

      Pending Asset Acquisition. In July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase certain FCC licenses and other network assets of WorldCom, Inc. These licenses relate to spectrum that can be used to provide multipoint distribution, multichannel multipoint distribution and institutional television fixed services. The closing of the transaction is subject to approval by the FCC.

Independent Accountants’ Review Report

To the Board of Directors and Stockholders of

Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002 and of the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company’s management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2003; March 5, 2003 as to notes 11, 13 and 15, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

McLean, Virginia

August 8, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2003 and 2002, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2003. Historical results may not indicate future performance. See “— Forward-Looking Statements.”

      We are a leading provider of wireless communications services in the United States. Our service offerings include digital wireless service; Nextel Direct Connect®, our nationwide digital walkie-talkie service; and wireless data, including email, text messaging and Nextel Online®services, which provide wireless access to the Internet, an organization’s internal databases and other applications. Our all-digital packet data network is based on Motorola, Inc.’s integrated Digital Enhanced Network, or iDEN®, wireless technology.

      As of June 30, 2003,

•	we had about 11.7 million handsets in service; and

•	our network or the compatible network of Nextel Partners, Inc. was operational in 198 of the top 200 U.S. markets.

      We owned about 31% of the common stock of Nextel Partners as of June 30, 2003. Nextel Partners provides digital wireless telecommunications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 58 of the top 200 metropolitan statistical areas in the United States ranked by population. In addition, as of June 30, 2003, we owned about 35% of the outstanding common stock of NII Holdings, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      From 1987, when we began operations, through 2001, we were unable to generate sufficient cash flow from operations to fund our business and its expansion. Due to our history of losses and negative cash flow through 2001, we have incurred substantial indebtedness to finance our operations. While we had income available to common stockholders of $489 million for the six months ended June 30, 2003, there can be no assurance that we will continue to operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service, working capital, capital expenditure or other cash needs. Our accumulated deficit was $7,244 million at June 30, 2003.

      Asset Acquisitions. In January 2003, we purchased the 900 megahertz, or MHz, Federal Communications Commission, or FCC, licenses of NeoWorld Communications through the acquisition of all of its stock. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003. In July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase the FCC licenses and other network assets of WorldCom, Inc. The closing of the transaction is subject to approval by the FCC.

      Nationwide Direct Connect. In July 2003, we completed the roll-out of the Nationwide Direct ConnectSM digital walkie-talkie service, which allows Nextel customers to use the Direct Connect™ walkie-talkie feature to instantly connect with any other Nextel customer anywhere on our national network.

      Debt and Preferred Stock Retirements. During the six months ended June 30, 2003, we purchased and retired a total of $534 million in aggregate principal amount at maturity of our outstanding senior notes and $165 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $707 million in cash. Subsequently, in July 2003, we redeemed $375 million in aggregate face amount of our 13% series D exchangeable preferred stock, representing all the shares outstanding, for $387 million in cash. In July 2003, we also announced that in August 2003 we will redeem for cash all of our outstanding 11.125% series E exchangeable preferred stock. Based on the $392 million in aggregate face amount of such stock outstanding as of June 30, 2003, the redemption price will be $414 million. Additionally, in July 2003, we commenced an offer to purchase any and all of our outstanding 10.65% senior redeemable discount notes due 2007, about $676 million in aggregate principal amount of which was outstanding at the time of such offer.

      We may, from time to time, as we deem appropriate, enter into similar or other repurchase or retirement transactions that in the aggregate may be material.

      7.375% Senior Notes Offering. In July 2003, we completed the sale of $1,000 million in principal amount of our 7.375% senior serial redeemable notes due 2015, which generated about $983 million in net cash proceeds to us.

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

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years starting when title to the handset passes to the customer. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Therefore, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we do not account for our multiple element arrangement separately. This estimate results in our amortizing an equal amount of revenue and expense over the expected customer relationship period and accordingly does not impact operating income or net income. See “— Significant New Accounting Pronouncements” for discussion of Emerging Issues Task Force, or EITF, Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.”

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $104 million as of June 30, 2003.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant and equipment represented about $8,829 million of our $21,537 million in total assets as of June 30, 2003. Our nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network assets may not be useful for as long as anticipated, we depreciate the remaining book values over the remaining estimated useful lives. We currently calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and network software and 3 to 12 years for non-network internal use software, office equipment and other assets. In the first quarter 2003, we reassessed the estimated useful lives of some of our network assets and have recorded about $41 million in additional depreciation expense in the six months ended June 30, 2003 as a result of these changes in estimates.

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $6,822 million of our $21,537 million in total assets as of June 30, 2003. Intangible assets with indefinite useful lives consist of our FCC licenses and goodwill. In 2002, we ceased amortizing our FCC licenses and goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No.142 “Goodwill and Other Intangible Assets,” and we performed initial and annual impairment tests of these assets as of January 1, 2002 and October 1, 2002, respectively. We concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

      We have invested about $350 million in other FCC licenses that are currently not used in our network. We have pledged to exchange these licenses, along with other licenses, in a proposal filed with the FCC. If our exchange proposal is not approved by the FCC, we have an alternative business plan for use of these licenses. If the alternative business plan is not realized, some or all of the recorded asset could become impaired.

      Recoverability of Capitalized Software to be Sold, Leased, or Otherwise Marketed. As of June 30, 2003, we have about $52 million in unamortized costs for software that will be sold, leased, or otherwise marketed. We begin amortizing costs when the software is ready for its intended use. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or our strategic partners associated with the development and marketing of the software elect not to participate to the extent we expect, our plans could change and some or all of these assets could become impaired.

      Net Operating Loss Valuation Allowance. We have provided a full reserve against our net operating loss carryforwards as of June 30, 2003. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we would expect to realize the benefits of at least some of the net operating loss carryforwards.

Significant New Accounting Pronouncements

      In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after

June 15, 2003, and may be applied to existing arrangements, with any impact recorded as a cumulative effect of a change in accounting principle in the statement of operations.

      Under the provisions of SAB No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we intend to recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer for all arrangements entered into beginning in the third quarter 2003. In addition, we intend to recognize the portion of the activation fees allocated to the handset unit of accounting, along with an equal amount of costs, in the statement of operations when title to the handset passes to the customer.

      We adopted EITF Issue 00-21 on July 1, 2003 and elected to apply the provisions to our existing customer arrangements. Accordingly, we reduced our total assets and total liabilities by about $1.3 billion, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB 101. The cumulative effect of adopting EITF 00-21 did not materially impact the statement of operations. The remaining deferred revenues and costs on the balance sheet represent the unamortized portion of our one-time activation fees and an equal amount of costs allocated to the service unit of accounting, which we will recognize over the contract life in the statement of operations.

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

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We recognize revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years when title to the handset passes to the customer. Therefore, handset revenues in the current period largely reflect the recognition of handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our network. Therefore, in accordance with SAB No. 101, we do not account for our multiple element arrangement separately.

      Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our network, primarily including direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees, frequency leasing costs and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers and fluctuates in relation to the number of transmitter and receiver sites and switches in service and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks and fluctuates in relation to the level and duration of wireless calls;

•	costs to operate our handset service and repair program; and

•	the cost of activation which we recognize over the expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from activation fees.

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

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force, Nextel stores and marketing employees, advertising and media program costs, sponsorships and telemarketing.

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

Selected Operating Data.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Handsets in service, end of period (in thousands)(1)	11,683	9,636	11,683	9,636
Net handset additions (in thousands)(1)	1,071	973	591	471
Average monthly minutes of use per handset (1)	680	620	720	650
System minutes of use (in billions)(1)	45.7	34.2	24.5	18.3
Net transmitter and receiver sites placed in service	270	450	170	50
Transmitter and receiver sites in service, end of period	16,570	15,950	16,570	15,950
Switches in service, end of period	82	84	82	84
Nextel stores in service, end of period	501	267	501	267

(1)	Amount excludes the impact of test markets such as the Boost Mobile™ program.

      An additional measurement we use to manage our business is the rate of customer churn, which is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. The churn rate consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service, usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. We focus our efforts on retaining customers, and keeping our churn rate low, because the cost to acquire customers generally is higher than the cost of our efforts to retain existing customers.

      Our average monthly customer churn rate during the quarter ended June 30, 2003 was about 1.6% as compared to about 1.9% during the quarter ended March 31, 2003, which we attribute to our ongoing focus on customer retention. We have implemented a customer touch-point strategy to proactively identify and address major points of potential customer dissatisfaction over the customer life cycle. These initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans. The improvement also reflects the strengthening of our credit policies and procedures and the completion of our integrated billing, customer care and collections system in 2002, which allow us to better manage our customer relationships. Finally, we believe that our rate of customer churn reflects our focus on acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services.

      If general economic conditions worsen, if competitive conditions in the wireless telecommunications industry intensify or if our new handset or service offerings are not well received, we may experience changes in demand for our product and service offerings, which may adversely affect our results of operations. See “— Forward-Looking Statements.”

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

			(dollars in millions)
Six Months Ended
Service revenues	$4,595	93%	$3,863	94%	$732	19%
Cost of service (exclusive of depreciation)	777	16%	717	17%	60	8%

Service gross margin	$3,818		$3,146		$672	21%

Service gross margin percentage	83%		81%

Three Months Ended
Service revenues	$2,385	93%	$2,032	94%	$353	17%
Cost of service (exclusive of depreciation)	408	16%	366	17%	42	11%

Service gross margin	$1,977		$1,666		$311	19%

Service gross margin percentage	83%		82%

      Service revenues. Service revenues increased 19% from the six months ended June 30, 2002 to the six months ended June 30, 2003 and 17% from the three months ended June 30, 2002 to the three months ended June 30, 2003. This increase was attributable to the increase in the number of handsets in service (volume), partially offset by the decline in the average monthly service revenue per handset in service (rate) in 2003.

      From a volume perspective, our service revenues increased in 2003 principally as a result of a 21% increase in handsets in service from June 30, 2002 to June 30, 2003. We believe that the growth in the number of handsets in service is the result of a number of factors, including principally:

•	our differentiated products and services, including Nextel Direct Connect and Nextel Online;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	the increase in subscriber retention that we attribute to our ongoing focus on customer retention and attracting high quality subscribers;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales force and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      From a rate perspective, our average monthly service revenue per handset decreased 2% from the six months ended June 30, 2002 to the six months ended June 30, 2003 and decreased 3% from the three months ended June 30, 2002 to the three months ended June 30, 2003. We attribute the slight decrease in average monthly service revenue per handset to:

•	the introduction of more competitive pricing plans in the latter half of 2002; and

•	to a lesser extent, growth in our government accounts which generally have lower access charges than other segments of our business; partially offset by

•	the increased fees that we began charging many of our customers in October 2002 to recover a portion of the costs associated with government mandated telecommunications services such as enhanced 911 and number portability

•	the benefit of changes in billing practices, including full-minute rounding, that was implemented in the second quarter 2002; and

•	the improvement in credit and adjustment levels in 2003 as compared to 2002, which were higher in 2002 due to service discounts and billing disputes as a result of issues experienced by customers during the billing system conversion and the changes in billing practices implemented in the second quarter 2002, as discussed above.

      Cost of service. Cost of service increased 8% from the six months ended June 30, 2002 to the six months ended June 30, 2003 and 11% from the three months ended June 30, 2002 to the three months ended June 30, 2003, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003, we experienced:

•	a 9% and 13% net increase in costs incurred for the operation and maintenance of our network and fixed interconnection fees; and

•	a 6% and 5% increase in variable interconnection fees.

      The increase in costs related to the operation and maintenance of our network and fixed interconnection fees primarily was due to:

•	an increase in costs to operate our handset service and repair program;

•	an increase in frequency leasing costs and roaming fees paid to Nextel Partners;

•	an increase in transmitter and receiver and switch related operational costs due to an increase in transmitter and receiver sites placed into service from June 30, 2002 to June 30, 2003; and

•	charges recorded in the second quarter 2003 for obsolete network equipment and accretion expense related to certain asset retirement obligations; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented over the past year to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities; and

•	a net benefit recorded in 2003 in connection with the towers leased from SpectraSite Holdings, Inc. In 2003, tower lease payments, previously recorded as a reduction of financing obligation, are now classified as tower rent expense. This tower rent expense is more than offset by the deferred gain amortization recorded in connection with the tower sale transaction with SpectraSite.

      The increase in variable interconnection fees was due to an increase in total system minutes of use, partially offset by a lower cost per minute of use. Total system minutes of use increased 34% from the six months ended June 30, 2002 to the six months ended June 30, 2003 due to a 21% increase in the number of handsets in service as well as a 10% increase in the average monthly minutes of use per handset over the same period. Total system minutes of use also increased 34% from the three months ended June 30, 2002 to the three months ended June 30, 2003 due to a 21% increase in the number of handsets in service as well as an 11% increase in the average monthly minutes of use per handset over the same period. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts implemented beginning in the second quarter 2002 to move long distance traffic to lower cost carriers.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we make additional investments in our network to meet our customers’ needs. However, we expect the cost per minute to decline as compared to 2002 due to improvements in network operating efficiencies as discussed above. Additionally, annual transmitter and receiver site rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the tower sale transaction with SpectraSite. Additional information regarding the SpectraSite lease transactions can be found in notes 5 and 7 to the consolidated financial statements of our 2002 annual report on Form 10-K. See also “— Liquidity and Capital Resources” and “— Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      Service gross margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 81% for the six months ended June 30, 2002 to 83% for the six months ended June 30, 2003 and from 82% for the three months ended June 30, 2002 to 83% for the three months ended June 30, 2003. Our service gross margin percentage improved primarily due to the combination of increased service revenues due to subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings, and network operating efficiencies.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the six and three months ended June 30, 2003, we recorded $332 million and $171 million of handset and accessory revenues, an increase of $84 million and $49 million over the comparable periods in 2002. During the six and three months ended June 30, 2003, we recorded $625 million and $315 million of cost of handset and accessory revenues, an increase of $101 million and $96 million over the comparable periods in 2002. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Current period handset and accessory sales	$502	10%	$413	10%	$89	22%
Net effect of SAB No. 101 handset deferrals	(170)	(3)%	(165)	(4)%	(5)	(3)%

Handset and accessory revenues	332	7%	248	6%	84	34%

Current period cost of handset and accessory sales	795	16%	689	17%	106	15%
Net effect of SAB No. 101 handset deferrals	(170)	(3)%	(165)	(4)%	(5)	(3)%

Cost of handset and accessory revenues	625	13%	524	13%	101	19%

Handset and accessory net subsidy	$(293)		$(276)		$(17)	(6)%

Three Months Ended
Current period handset and accessory sales	$252	10%	$230	11%	$22	10%
Net effect of SAB No. 101 handset deferrals	(81)	(3)%	(108)	(5)%	27	25%

Handset and accessory revenues	171	7%	122	6%	49	40%

Current period cost of handset and accessory sales	396	15%	327	15%	69	21%
Net effect of SAB No. 101 handset deferrals	(81)	(3)%	(108)	(5)%	27	25%

Cost of handset and accessory revenues	315	12%	219	10%	96	44%

Handset and accessory net subsidy	$(144)		$(97)		$(47)	(48)%

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

	June 30,
			Change from
SAB No. 101 Effect	2003	2002	Previous Year

	(in millions)
Six Months Ended
Handset sales deferred	$(420)	$(361)	$(59)
Previously deferred handset sales recognized	250	196	54

Net effect of SAB No. 101 handset deferrals	$(170)	$(165)	$(5)

Three Months Ended
Handset sales deferred	$(219)	$(208)	$(11)
Previously deferred handset sales recognized	138	100	38

Net effect of SAB No. 101 handset deferrals	$(81)	$(108)	$27

      Current period handset and accessory sales increased $89 million, or 22%, for the six months ended June 30, 2003 compared to the same period in 2002. This increase reflects an increase in the number of handsets sold of about 18% and to a lesser extent, an increase in revenues from accessory sales due to the accessory needs of a larger subscriber base and average handset sales prices that remained relatively flat. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $5 million. The slight increase in the SAB No. 101 net deferrals reflects increasing deferred revenues from 2003 handset sales, mostly offset by increased handset sales deferred in previous periods that are now being recognized as revenue.

      Current period handset and accessory sales increased $22 million, or 10%, for the three months ended June 30, 2003 compared to the same period in 2002. This increase reflects an increase of about 22% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the accessory needs of a larger subscriber base, offset by about a 15% decrease in the average sales price of the handsets. The SAB No. 101 net deferrals decrease of $27 million reflects the increased handset sales deferred in previous periods that are now being recognized as revenue.

      Cost of handset and accessory revenues. Reported cost of handset and accessory revenues are influenced by the number of handsets sold, the cost of the handsets sold and the effect of SAB No. 101. With respect to the cost of handset and accessory revenues, the SAB No. 101 effect is recorded in amounts equivalent to handset revenues deferred and recognized.

	June 30,
			Change from
SAB No. 101 Effect	2003	2002	Previous Year

	(in millions)
Six Months Ended
Cost of handset sales deferred	$(420)	$(361)	$(59)
Previously deferred cost of handset sales recognized	250	196	54

Net effect of SAB No. 101 handset deferrals	$(170)	$(165)	$(5)

Three Months Ended
Cost of handset sales deferred	$(219)	$(208)	$(11)
Previously deferred cost of handset sales recognized	138	100	38

Net effect of SAB No. 101 handset deferrals	$(81)	$(108)	$27

      Current period cost of handset and accessory sales increased $106 million, or 15%, for the six months ended June 30, 2003 compared to the same period in 2002. This increase primarily reflects an increase in the number of handsets sold of about 18%, partially offset by a slight reduction in the average cost we paid for handsets. This increase in the cost of handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $5 million.

      Current period cost of handset and accessory sales increased $69 million, or 21%, for the three months ended June 30, 2003 compared to the same period in 2002. This increase primarily reflects an increase in the number of handsets sold of about 22%, partially offset by a slight reduction in the average cost we paid for handsets. The additional increase in the cost of handset and accessory sales was also due to the decrease in the SAB No. 101 net deferrals of $27 million as we recognize the costs associated with handset sales deferred in previous periods that are now being recognized as revenue.

      Handset and accessory net subsidy. The handset and accessory net subsidy consists of handset subsidy as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers; and gross margin on accessory sales, which are generally higher margin products. We expect to continue the industry practice of selling handsets at prices below cost.

      Handset and accessory net subsidy increased 6% from the six months ended June 30, 2002 to the six months ended June 30, 2003. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 18%; partially offset by

•	a decrease in the average subsidy per handset of about 6%; and

•	an increase in the gross margin from accessory sales.

      Handset and accessory net subsidy increased 48% from the three months ended June 30, 2002 to the three months ended June 30, 2003. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 22%; and

•	an increase in the average subsidy per handset of about 24%; partially offset by

•	an increase in the gross margin from accessory sales.

      We expect handset revenues and cost of handset revenues to increase beginning in the third quarter 2003 upon our adoption of EITF Issue No. 00-21. See “— Significant New Accounting Pronouncements” for a discussion of the impact of our adoption of EITF Issue No. 00-21.

Selling, General and Administrative.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Selling and marketing	$855	17%	$726	18%	$129	18%
General and administrative	760	15%	742	18%	18	2%

Selling, general and administrative	$1,615	32%	$1,468	36%	$147	10%

Three Months Ended
Selling and marketing	$444	17%	$380	18%	$64	17%
General and administrative	385	15%	373	17%	12	3%

Selling, general and administrative	$829	32%	$753	35%	$76	10%

      Selling and marketing. The increase in selling and marketing expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 reflects:

•	a $77 million and $52 million increase in marketing payroll and related expenses primarily associated with our opening an additional 234 Nextel stores between June 30, 2002 and June 30, 2003, and increased employee commissions and other marketing activities, especially during the second quarter 2003;

•	a $27 million and $13 million increase in advertising expenses as a result of our marketing campaigns directed at increasing brand awareness and promoting our differentiated services, including Nationwide Direct Connect, as well as advertising costs related to the Boost Mobile test program, which launched in the quarter ended September 30, 2002; and

•	a $25 million increase and $1 million decrease in dealer compensation. The $25 million increase for the six months ended June 30, 2003 as compared to the same period in 2002 is due to increased dealer residuals, higher levels of commissions paid to dealers for new subscriber activations and the impact of the change in dealer compensation plans implemented in the second quarter 2002. Under the dealer compensation plan, dealers were charged higher handset prices for higher commissions to be paid upon activation of handsets for new subscribers. Because this program was in effect the entire second quarter 2002 and 2003, there was no material impact to the second quarter 2003 as compared to the second quarter 2002.

      General and administrative. The increase in general and administrative expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003, reflects:

•	a $47 million and $26 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base; and

•	a $63 million and $41 million increase in personnel, facilities and general corporate expenses due to increases in headcount and employee compensation costs, and to a lesser extent, professional fees, our financial systems software upgrade initiatives and other expenses relating to our public safety and technology initiatives; partially offset by

•	a $92 million and $55 million decrease in bad debt expense. Bad debt expense decreased $92 million from $173 million, or 4.2% of operating revenues, for the six months ended June 30, 2002, to $81 million, or 1.6% of operating revenues, for the six months ended June 30, 2003. Bad debt expense decreased $55 million from $80 million, or 3.7% of operating revenues for the three months ended June 30, 2002 to $25 million, or 1.0% of operating revenues, for the three months ended June 30, 2003. The decrease in both bad debt expense and bad debt expense as a percentage of operating revenues reflects the results of system and strategic initiatives implemented over the last year. With the completion of our integrated billing, customer care and collections system in 2002, productivity of various departments, including collections, has improved. Further, we made strategic decisions to strengthen our credit policies and procedures specifically in the area of compliance with our deposit policy, limiting the account sizes for high risk accounts and fraud pre-screening. The credit and collection software tools that we implemented now enable us to better screen and monitor the credit quality and delinquency levels of our customers. We have also benefited from improvements in recoveries of past due accounts handled by third party agencies. These factors and others have resulted in increasing collections, an improvement in the accounts receivable agings and a reduction in the write-offs for fraud-related accounts. Therefore, our allowance for doubtful accounts as a percentage of accounts receivable has also improved from December 31, 2002 to June 30, 2003. If these trends continue, bad debt expense could continue to improve; however bad debt expense in the future could be adversely affected by general economic and business conditions and other factors such as the effect of the implementation of number portability in the fourth quarter 2003. See “— Forward-Looking Statements.”

      Selling, general and administrative. Our selling, general and administrative expenses as a percentage of operating revenues decreased from the six months ended June 30, 2002 to the six months ended June 30,

2003 primarily as a result of increased service revenues due to subscriber growth and improvement in bad debt expense as described above.

      We expect the aggregate amount of selling, general and administrative expenses to continue to increase in the future as a result of a number of factors, including but not limited to:

•	increased marketing and advertising in connection with advertising campaigns and sponsorships designed to increase brand awareness in our markets;

•	increased costs associated with expanding our retail operations by opening additional Nextel stores; and

•	increased costs to acquire new customers and to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities; partially offset by

•	savings expected from our outsourcing arrangements, our billing and customer care system and obtaining an increasing percentage of sales from our customer convenience channels.

      We expect our information and technology outsourcing arrangement entered into in 2002 will result in about $140 million of reduced costs over the five year period from contract inception relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement entered into in 2002 will result in more than $1,000 million of reduced costs over an eight-year period from contract inception relative to our run-rate in 2001. Our actual experience through June 30, 2003 indicates that we are realizing the benefits of these outsourcing arrangements. While we believe our aggregate customer care related costs will continue to increase in order to support the growth in our customer base, we believe these increases will be less than we would have experienced without the outsourcing arrangement. See “— Forward-Looking Statements.”

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Depreciation	$807	16%	$761	18%	$46	6%
Amortization	28	1%	26	1%	2	8%

Depreciation and amortization	$835	17%	$787	19%	$48	6%

Three Months Ended
Depreciation	$408	16%	$390	18%	$18	5%
Amortization	14	1%	15	1%	(1)	(7)%

Depreciation and amortization	$422	17%	$405	19%	$17	4%

      Depreciation expense increased $46 million and $18 million from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003. During the six months ended June 30, 2003, we recorded $41 million, or $0.04 per common share, in depreciation expense as a result of shortening the estimated useful lives of some of our network assets in the first quarter 2003. Further, depreciation increased primarily as a result of a 4% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the useful lives of our fixed assets as circumstances warrant. Events that would likely cause us to review the useful lives of our fixed assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Depreciation expense recorded in a period can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets which generally have much shorter depreciable lives as compared to network assets.

Restructuring and Impairment Charge, Interest and Other.

			Change from
			Previous Year
	June 30,	June 30,
	2003	2002	Dollars	Percent

	(dollars in millions)
Six Months Ended
Restructuring and impairment charge	$—	$(35)	$35	NM
Interest expense	(444)	(542)	98	18%
Interest income	22	31	(9)	(29)%
(Loss) gain on retirement of debt, net	(7)	139	(146)	NM
Equity in losses of unconsolidated affiliates, net	(48)	(275)	227	83%
Reduction in fair value of investments	(2)	(35)	33	94%
Other, net	2	(1)	3	NM
Income tax provision	(49)	(365)	316	87%
Income (loss) available to common stockholders	489	(329)	818	NM
Three Months Ended
Interest expense	$(219)	$(269)	$50	19%
Interest income	10	16	(6)	(38)%
(Loss) gain on retirement of debt, net	(2)	139	(141)	NM
Equity in losses of unconsolidated affiliates	(35)	(123)	88	72%
Reduction in fair value of investments	(2)	(35)	33	94%
Other, net	2	(1)	3	NM
Income tax provision	(27)	(15)	(12)	(80)%
Income available to common stockholders	281	325	(44)	(14)%

NM — Not Meaningful

     Restructuring and impairment charge. In January 2002, we announced outsourcing agreements for our information technology and customer care functions. In connection with these outsourcing agreements, we recorded a $35 million restructuring and impairment charge in the first quarter 2002, which primarily represented the future lease payments related to facilities we have since vacated or plan to vacate net of estimated sublease income.

      Interest expense. The $98 million and $50 million decrease in interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 relates to:

•	a $74 million and $39 million decrease primarily resulting from the purchase and retirement of our senior notes, as discussed below;

•	a $24 million and $13 million decrease due to a reduction in the weighted average interest rates related to our bank credit facility from 5.1% during the six months ended June 30, 2002 to 4.1% during the six months ended June 30, 2003; and

•	an $8 million and $4 million decrease related to the SpectraSite tower lease agreements, accounted for as a financing obligation prior to 2003; partially offset by

•	an $8 million and $6 million increase due to the ineffective portion of the change in fair value of the derivative qualifying for hedge accounting.

      Interest expense related to our senior notes decreased from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 primarily due the purchase and retirement of $2,462 million in aggregate principal amount at maturity of our senior notes since the beginning of the second quarter 2002. We expect our interest expense to continue to decrease as a result of the debt refinancings consummated in the second quarter 2003 and to date in the third quarter 2003. See “— Forward-Looking Statements.”

      Interest income. The $9 million and $6 million decrease in interest income from the six months and three months ended June 30, 2002 to the six months and three months ended June 30, 2003 is due to a decrease in the average cash and short-term investments balances and lower average interest rates in the first half of 2003 as compared to the same period in 2002.

      (Loss) gain on retirement of debt. The (loss) gain on retirement of debt, net of debt conversion costs, relates to the purchase and retirement of some of our senior notes during 2003 and 2002.

      Equity in losses of unconsolidated affiliates. The $48 million and $35 million in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2003 is due to losses attributable to our equity method investment in Nextel Partners of $64 million and $48 million partially offset by our equity in earnings of NII Holdings of $16 million and $13 million. As of June 30, 2003 our investments in Nextel Partners’ common stock and preferred securities has been written down to zero through the application of the equity method of accounting. Therefore, we do not expect to record any material charges associated with losses that may be reported by Nextel Partners in the foreseeable future. See “— Forward-Looking Statements.” The $275 million and $123 million equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2002 includes a $226 million and $99 million loss representing our share through May 2002 of NII Holdings’ operating results before it emerged from bankruptcy and a $49 million and $24 million loss attributable to our equity method investment in Nextel Partners.

      Reduction in fair value of investments. The decrease of $33 million in the reduction in fair value of investments is primarily due to the $35 million charge recognized on June 30, 2002 when we determined the decline in fair value of our investment in SpectraSite to be other-than-temporary.

      Income tax provision. The decrease in the income tax provision of $316 million from the six months ended June 30, 2002 to the six months ended June 30, 2003 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter 2002. As a result of this adoption, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million resulting in an increase in the valuation allowance related to our net operating losses. We have provided a full reserve against our net operating loss carryforwards as of June 30, 2003. This reserve was established because we do not have a sufficient history of taxable income to conclude that it is more likely than not that the net operating losses will be realized. To the extent that we have taxable income in future periods, we will realize the benefits of at least some of the net operating loss carryforwards. The increase of $12 million from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily due to an increase in our provision for state taxes because various states have suspended or limited the utilization of our net operating losses.

Liquidity and Capital Resources

      As of June 30, 2003, we had total liquidity of about $3.7 billion available to fund our operations including $2.4 billion of cash, cash equivalents and short-term investments and about $1.3 billion available under the revolving loan commitment of our bank credit facility. Until the third quarter 2002, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our network, more than offset our cash flows provided by operating activities. For the six months ended June 30, 2003, total cash provided by operating activities exceeded cash flows used in investing activities by $417 million as compared to a deficit of $838 million for the same period in 2002. We have historically used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Six Months Ended		Change from
	June 30,		Previous Year

	2003	2002	Dollars	Percent

		(dollars in millions)
Cash provided by operating activities	$1,516	$909	$607	67%
Cash used in investing activities	(1,099)	(1,747)	648	37%
Cash used in financing activities	(823)	(344)	(479)	(139)%

      Net cash provided by operating activities for the six months ended June 30, 2003 improved by $607 million over the same period in 2002 primarily reflecting the improved performance of our operations from our achievement of certain economies of scale and from the growth in our customer base.

      Net cash used in investing activities for the six months ended June 30, 2003 decreased by $648 million over the same period in 2002 due to:

•	a $314 million decrease in cash paid for capital expenditures;

•	a $79 million decrease in cash paid for purchases of licenses, acquisitions, investments and other;

•	a $5 million decrease in net cash purchases of short-term investments; and

•	the relinquishment of $250 million of NII Holdings’ cash upon the deconsolidation of NII Holdings in 2002.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $727 million for the six months ended June 30, 2003 and $1,041 million for the six months ended June 30, 2002. Capital expenditures decreased for the six months ended June 30, 2003 compared with the same period in 2002 primarily due to several factors, including:

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets;

•	our improved spectrum utilization, which allows us to add enhancements to existing transmitter and receiver sites rather than building additional sites;

•	technological advances in network software and equipment which provide us with more capacity at a lower cost; see “— Future Capital Needs and Resources — Capital Needs — Capital expenditures.”; and

•	the outsourcing of our site development work and the resulting delay in our construction activities during the first half of 2003.

      We expect that our site development activities and related capital expenditures will be higher for the second half 2003 as compared to the first half 2003 now that our outsourcing agreements have been consummated. See “— Forward-Looking Statements.”

      We made cash payments during the six months ended June 30, 2003 totaling $238 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses from NeoWorld Communications. We made cash payments during the six months ended June 30, 2002 totaling $317 million for acquisitions, licenses, investments and other, including $109 million for the assets of Chadmoore Wireless Group, Inc.

      Net cash used in financing activities of $823 million during six months ended June 30, 2003 consisted primarily of:

•	$707 million paid for the purchase and retirement of $534 million in aggregate principal amount at maturity of our outstanding senior notes and $165 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock;

•	$79 million for repayments under capital lease and finance obligations, including a payment of $54 million associated with the early buy-out option under one of our capital lease agreements;

•	$42 million paid for mandatorily redeemable preferred stock dividends; and

•	$30 million of net payments under the long-term credit facility; partially offset by

•	$35 million of proceeds received in connection with the exercise of stock options granted under our incentive equity plan.

      Net cash used in financing activities of $344 million during the six months ended June 30, 2002 consisted primarily of cash paid for the purchase and retirement of debt securities and mandatorily redeemable preferred stock of $295 million and repayments of $49 million under capital lease and finance obligations.

Future Capital Needs and Resources

Capital Resources.

      As of June 30, 2003, our capital resources included $2.4 billion of cash, cash equivalents and short-term investments and about $1.3 billion of the revolving loan commitment under our credit facility, as discussed below. Therefore, our resulting total amount of liquidity to fund our operations was about $3.7 billion as of June 30, 2003.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Until recently, we have been unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise incremental capital from the capital markets. To the extent we generate less cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of June 30, 2003, our credit facility provided for total secured financing capacity of up to $5.7 billion, subject to the satisfaction or waiver of applicable borrowing conditions. As of June 30, 2003, this facility consisted of a $1.4 billion revolving loan commitment, of which $116 million has been borrowed, and about $4.3 billion in term loans, all of which have been borrowed. We made mandatory principal repayments on the term loans in the amount of $99 million for six months ended June 30, 2003. The term loan commitment levels will continue to be reduced every quarter until the term loans mature, which occurs over a period from December 31, 2007 to March 31, 2009. On June 30, 2003, the amount of the revolving loan commitment available to us was reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. The reductions in the revolving loan commitment will increase to $75 million every quarter beginning April 1, 2004 and continuing through March 31, 2005. Starting April 1, 2005, the reductions become more significant until 2007 when no amounts will be available under the revolving credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. Some of these ratios became more stringent effective March 31, 2003, at which time they became fixed. As of June 30, 2003, we were in compliance with all financial ratio tests under our credit facility, and we expect to remain in full compliance with these ratio tests. See “— Forward-Looking Statements.” Borrowings under the credit facility are secured by liens on substantially all of our assets, and are guaranteed by our parent company and substantially all of our subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

      In addition, the loans under the credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceed amounts specified in our credit facility. However, no such acceleration is required if the long-term rating for our public notes is at least BBB- by Standard & Poor’s Ratings Services or Baa3 by Moody’s Investors Service, Inc. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service. As of June 30, 2003, the maturities of our public notes and mandatorily redeemable preferred stock do not exceed the amounts specified in our credit facility.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of June 30, 2003, the applicable provisions of our senior notes and mandatorily redeemable preferred stock did not restrict our ability, and we had satisfied the borrowing conditions under this facility, to borrow substantially all of the remaining $1.3 billion revolving credit commitment that is currently available.

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

      Additionally, during the six months ended June 30, 2003, we purchased and retired $699 million in principal amount of long-term debt and in face amount of mandatorily redeemable preferred stock in exchange for cash on hand, resulting in the avoidance of principal, interest, and dividend payments of about $1.1 billion over the life of these securities. From April 1, 2002 to June 30, 2003, we have purchased and retired about $3.9 billion in principal amount of long-term debt and in face amount of mandatorily redeemable preferred stock in exchange for cash and shares of our class A common stock. Subsequently, in July 2003, we redeemed about $375 million in aggregate face amount of our 13% series D exchangeable preferred stock, representing all of the shares outstanding, for $387 million in cash. As a result of these transactions, we will avoid net principal, interest and dividend payments of about $7.1 billion over the life of these securities, $6.9 billion of which will be avoided subsequent to June 30, 2003. See “— Future contractual obligations” for further information about future cash payments related to our long-term debt and preferred securities.

      We also announced that in August 2003 we will redeem for cash all of our 11.125% series E exchangeable preferred stock. Based on the $392 million in aggregate face amount outstanding on June 30, 2003, the redemption price will be $414 million. Additionally, in July 2003, we commenced an offer to purchase any and all of our outstanding 10.65% senior redeemable discount notes due 2007, about $676 million in aggregate principal amount of which was outstanding at the time of such offer. As of July 30, 2003, holders of about $414 million of the aggregate principal amount of notes had tendered their notes, for which we paid such holders a total of $429 million under the terms of the tender offer. We will finance these redemptions through the sale of our $1,000 million principal amount of 7.375% senior serial redeemable notes which was completed in July 2003. We may, from time to time, as we deem appropriate, enter into similar or other repurchase or retirement transactions that in the aggregate may be material.

Capital Needs.

      We currently anticipate that our future capital needs, subsequent to June 30, 2003, will principally consist of funds required for:

•	capital expenditures, as discussed immediately below under “— Capital expenditures;”

•	operating expenses relating to our network;

•	future investments, including the purchase of certain of WorldCom’s FCC licenses and other network assets, potential spectrum purchases and investments in new business opportunities;

•	potential substantial payments in connection with the Consensus Plan relating to the proposed public safety spectrum realignment (see Part II, Item 5. “Other Information”);

•	purchase and retirement of our 13% series D exchangeable preferred stock, 11.125% series E exchangeable preferred stock and 10.65% senior redeemable discount notes;

•	debt service requirements related to our long-term debt, capital lease and financing obligations and zero coupon convertible preferred stock;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.

      Capital expenditures. Our capital expenditures during the six months ended June 30, 2003 were $727 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the construction of additional transmitter and receiver sites to maintain system quality and the installation of related switching equipment in existing market coverage areas;

•	the enhancement of our network coverage;

•	the enhancements to our existing iDEN technology to increase voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In the third quarter 2003, we will commence implementation of a significant technology upgrade to our iDEN network, the 6:1 voice coder software upgrade. We expect that this software upgrade will nearly double our voice capacity for wireless interconnect calls and leverage our investment in our existing infrastructure. See “— Forward-Looking Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current network in future years. However, any anticipated reductions in capital expenditures could be more than offset to the extent we incur additional capital expenditures to deploy new technologies. We will deploy a new technology only when deployment is warranted by expected customer demand, when we have sufficient capital available and when the anticipated benefits of services requiring the next generation technology outweigh the costs of providing those services.

      Future contractual obligations. The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our most significant contractual obligations as of June 30, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.” Except as required by applicable law, we disclaim any obligation to modify or update the information contained in the table.

		Remainder					2008 and
Future Contractual Obligations	Total	of 2003	2004	2005	2006	2007	Thereafter

				(in millions)
Public senior notes (1)(2)	$10,985	$321	$643	$643	$643	$2,514	$6,221
Bank credit facility (3)	5,797	190	520	672	707	748	2,960
Capital lease and finance obligations	223	23	49	51	53	47	—
Preferred stock cash payments (4)	1,332	421	44	44	44	44	735
Operating leases	1,520	234	423	321	210	130	202
Other	2,312	318	462	379	316	214	623

Total	$22,169	$1,507	$2,141	$2,110	$1,973	$3,697	$10,741

(1)	These amounts do not include the sale of our 7.375% senior notes, which was completed in July 2003.

(2)	These amounts do not include the effect of any 10.65% senior notes purchased and retired after June 30, 2003.

(3)	These amounts include principal and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional future drawdown under the revolving loan commitment.

(4)	These amounts include the effect of our June 2003 announcement to redeem our 13% series D exchangeable preferred stock in July 2003, but do not include the effect of our July 2003 announcement to redeem our series E preferred stock in August 2003.

      The above table excludes amounts that may be paid or will be paid in connection with interest rate swap agreements that do not have mandatory cash settlement provisions prior to maturity and spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $308 million for spectrum acquisitions, including about $144 million for the pending acquisition of certain FCC licenses and other network assets of WorldCom, and leasing agreements entered into and outstanding as of June 30, 2003. Included in the “Other” caption are minimum amounts due under our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “Other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 15 of the consolidated financial statements contained in our 2002 annual report on Form 10-K.

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

      Future outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing activities and our debt service requirements. We expect to fund our capital needs for at least the next twelve months by using our anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures, including an expected positive impact associated with the 6:1 voice coder software upgrade which Motorola is developing for our expected deployment beginning in the third quarter 2003;

•	our scheduled debt service requirements; and

•	cash used or required, subsequent to June 30, 2003, to purchase and retire our 13% series D exchangeable preferred stock, 11.125% series E exchangeable preferred stock and 10.65% senior redeemable discount notes, to the extent that cash requirement exceeds the net proceeds available from the sale of our $1,000 million principal amount of 7.375% senior notes, which was completed in July 2003.

      Additionally, we have the ability to use existing cash, cash equivalents and short-term investments on hand and available of $2.4 billion as of June 30, 2003, or drawdown on the available revolving loan commitment under our credit facility of about $1.3 billion as of June 30, 2003 to fund our capital needs.

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

      Our above conclusion that we will be able to fund our capital requirements for the next twelve months by using existing cash balances and cash generated from operations does not take into account:

•	the impact of our participation in any future auctions for the purchase of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential material additional purchases of our outstanding debt securities and preferred stock for cash beyond those noted above;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	potential material changes to our business plan that could result from the FCC’s action on the proposed public safety spectrum realignment.

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

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various market areas, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies implemented in connection with our launch of our Nationwide Direct Connect service;

•	market acceptance of our new line of JavaTM embedded handsets and service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way radio services;

•	the impact of legislation or regulatory actions relating to specialized mobile radio services, wireless communications services or telecommunications generally, including, for example, the impact of number portability on our business;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank credit facilities and mandatorily redeemable preferred stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

      As of June 30, 2003, we held $980 million of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of June 30, 2003, the fair value of our investment in NII Holdings’ 13% senior secured notes, which was determined based on quoted market prices of the notes, totaled $60 million. This investment is reported at its fair value in our financial statements.

      The table below summarizes our remaining interest rate risks as of June 30, 2003 in U.S. dollars. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at June 30, 2003. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” For interest rate swap agreements, the table presents notional amounts and the related interest rates by year of maturity. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate	$18	$39	$43	$48	$1,916	$6,329	$8,393	$8,713
Average Interest Rate	10%	10%	10%	10%	9%	9%	9%
Variable Rate	$100	$327	$433	$466	$505	$2,656	$4,487	$4,402
Average Interest Rate	3%	3%	3%	3%	3%	5%	4%

Interest Rate Swaps
Variable to Fixed (1)	$—	$—	$—	$570	$—	$—	$570	$(108)
Average Pay Rate	—	—	—	8%	—	—	8%
Average Receive Rate	—	—	—	1%	—	—	1%
Fixed to Variable	$—	$—	$—	$—	$—	$500	$500	$81
Average Pay Rate	—	—	—	—	—	4%	4%
Average Receive Rate	—	—	—	—	—	10%	10%

(1)	This interest rate swap requires a cash settlement in October 2003.

Item 4.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Nextel’s internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We are involved in certain legal proceedings that are described in our annual report on Form 10-K for the year ended December 31, 2002 and quarterly report on Form 10-Q for the quarterly period ended March 31, 2003. During the three months ended June 30, 2003, there were no material developments in the status of those legal proceedings that have not been previously disclosed in those reports.

      Beginning primarily in the spring of 2003, a number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have filed a petition with the Federal Judicial Panel on Multi-District Litigation Panel seeking consolidation of most of these purported class action suits, and that request is pending.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

      On May 29, 2003, we held our 2003 annual meeting of stockholders in Reston, Virginia. Only holders of record of our class A common stock on the record date of April 4, 2003 were entitled to vote at the annual meeting. As of the record date, there were 991,888,538 shares of class A common stock outstanding.

      The following matters were submitted for a vote at our annual meeting:

Proposal 1 To elect directors to hold office for a three-year term ending on the date of our annual meeting of stockholders in 2006.

      Set forth below is information regarding the 862,680,899 shares of class A common stock voted in the election of the following three directors.

Name	For	Withheld

William E. Conway, Jr.	797,373,252	65,307,647
Morgan E. O’Brien	851,888,700	10,792,199
Stephanie M. Shern	855,607,408	7,073,491

      The following are the names of each of our other directors whose term of office continued after the annual meeting:

      Directors Holding Office Until 2005: Timothy M. Donahue, Frank M. Drendel, William E. Kennard and Dennis M. Weibling*

      Directors Holding Office Until 2004: Keith J. Bane, V. Janet Hill and Craig O. McCaw*

*	See Proposal 2 — Ratification of Directors.

Proposal 2 To ratify the appointment of Craig O. McCaw as director for a term ending 2004 and Dennis M. Weibling as a director for a term ending 2005.

      Set forth below is information regarding the 862,680,899 shares of class A common stock voted in the ratification of the following two directors.

	For	Against	Broker Nonvote	Abstention

Total	840,275,222	13,412,143	0	8,993,534

Proposal 3 To approve an amendment to our certificate of incorporation to eliminate provisions relating to three classes of preferred stock, of which no shares are outstanding.

      Set forth below is information regarding the 862,680,899 shares of class A common stock voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	663,452,847	27,091,360	166,748,786	5,387,906

Proposal 4 To ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our consolidated financial statements for fiscal year ending December 31, 2003.

      Set forth below is information regarding the 862,680,899 shares of class A common stock voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	782,319,237	74,652,779	0	5,708,883

Item 5.     Other Information.

      800 MHz Realignment Plan. We, along with the leading public safety and private wireless organizations, have proposed a comprehensive Consensus Plan for mitigating interference to 800 MHz public safety licensees through realigning the 800 MHz land mobile radio spectrum to create separate blocks for public safety and commercial operations. In May 2003, Motorola submitted an ex parte letter to the FCC stating that it is making progress with technical advances in receiver design that may be effective in mitigating public safety interference and that it believes that these advances, together with other methods, may be a solution to the interference issue. We have submitted a response to Motorola’s letter to the FCC, in which we dispute a number of Motorola’s assumptions and findings. In addition, in May 2003, a group of large utility companies, cellular competitors of Nextel and small specialized mobile radio providers, filed an alternative proposal to the Consensus Plan. Rather than realigning the 800 MHz spectrum band to separate commercial and public safety operations, the utility/ cellular submission proposes to solve ongoing public safety interference through “best practices” and technical measures among 800 MHz licensees. It is uncertain what solutions, if any, may be adopted by the FCC.

      Truth in billing and consumer protection. In July 2003, Nextel settled a lawsuit with the Missouri Attorney General with respect to allegations regarding our billing and advertising practices. As part of the settlement, we agreed to explain to customers that certain added federal program cost recovery fees that appear on our bills are not taxes or government required fees.

      Telemarketing. In July 2003, the FCC released an order revising its telemarketing rules implemented under the Telephone Consumer Protection Act. Among other things, the rules provide consumers with different options for avoiding unwanted telephone solicitations and establish in conjunction with the Federal Trade Commission a national do-not-call registry for consumers who wish to avoid receiving unwanted telemarketing calls. The FCC determined that this national database will allow wireless subscribers to register their wireless telephone numbers on this registry if they no longer wish to receive telemarketing calls from companies with which they do not have an existing business relationship.

      California Telecommunications Consumer Bill of Rights. In July 2003, the California Public Utility Commission released a new set of draft rules and regulations that, if enacted, would impact nearly every aspect of our relationship with our customers in California, resulting in potentially significant implementation costs and affecting the means by which we market our services.

      Hearing Aid Compatibility. In July 2003, the FCC announced that it had adopted a yet-to-be issued order modifying the exemption for wireless phones under the Hearing Aid Compatibility Act of 1988. As a result, wireless manufacturers and service providers will be required to make digital wireless phones accessible to a greater number of hearing aid users. Within two years, we will be required to offer at least two handset models that meet a certain standard of compatibility with hearing aids and by 2008, half of our handset models must be hearing aid compatible. The FCC will also require certain other steps, including consumer information on the packaging of our handsets. We together with Motorola, our handset supplier, are actively participating in various industry efforts to arrive at an acceptable solution to help meet the policy goals of the FCC in this arena. Any such solution could result in significant costs to us.

      Overhaul of MDS and MMDS Spectrum. In April 2003, the FCC proposed comprehensive overhaul of certain wireless spectrum, including Multipoint Distribution Service (“MDS”) and Multichannel Multipoint Distribution Service (“MMDS”), the spectrum currently held by WorldCom that we successfully bid to acquire pursuant to WorldCom’s bankruptcy proceeding.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of July 31, 2003, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 7.375% senior serial redeemable notes due 2015
4.2	Form of Series A 7.375% senior serial redeemable note due 2015
10.1 *	Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Management Contract.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed on April 23, 2003, reporting under Item 5, and furnishing under Item 9, our financial results and other data for the quarter ended March 31, 2003, as amended by current report on Form 8-K/A filed on June 4, 2003.

2.	Current report on Form 8-K dated May 19, 2003, and filed on May 20, 2003, furnishing under Item 9 a press release that announced that our Chief Executive Officer would be re-affirming financial guidance at a conference.

3.	Current report on Form 8-K dated and filed on June 26, 2003 furnishing under Item 9 a press release that announced that our Chief Executive Officer would be re-affirming financial guidance at a conference.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: August 8, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture, dated as of July 31, 2003, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 7.375% senior serial redeemable notes due 2015
4.2	Form of Series A 7.375% senior serial redeemable note due 2015
10.1 *	Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Management Contract.