Form 10-Q
period 2003-09-30
NEXTEL COMMUNICATIONS INC
filed 2003-11-10
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 31, 2003

Class A Common Stock, $0.001 par value	1,063,866,950
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002
(in millions)
Unaudited

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$2,535	$1,846
Short-term investments	1,028	840
Accounts and notes receivable, less allowance for doubtful accounts of $91 and $127	1,217	1,077
Due from related parties	53	33
Handset and accessory inventory	213	245
Prepaid expenses and other current assets	150	609

Total current assets	5,196	4,650
Investments	178	145
Property, plant and equipment, net of accumulated depreciation of $5,935 and $5,007	8,802	8,918
Intangible assets, net of accumulated amortization of $96 and $76	6,937	6,607
Other assets	327	1,164

	$21,440	$21,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$571	$515
Accrued expenses and other	1,354	1,749
Due to related parties	232	241
Current portion of long-term debt, capital lease and finance obligations (note 2)	1,587	251

Total current liabilities	3,744	2,756
Long-term debt	10,655	12,079
Capital lease and finance obligations	146	220
Deferred income taxes	1,672	1,619
Other liabilities	192	949

Total liabilities	16,409	17,623

Commitments and contingencies (note 6)
Mandatorily redeemable preferred stock	96	1,015
Stockholders’ equity
Convertible preferred stock, 0 and 4 shares issued and outstanding	—	136
Common stock, class A, 1,060 and 968 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	11,841	10,530
Accumulated deficit	(6,896)	(7,793)
Deferred compensation, net	(19)	(7)
Accumulated other comprehensive income (loss)	8	(21)

Total stockholders’ equity	4,935	2,846

	$21,440	$21,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Nine and Three Months Ended September 30, 2003 and 2002
(in millions, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues
Service revenues	$7,194	$6,002	$2,599	$2,139
Handset and accessory revenues	620	388	288	140

	7,814	6,390	2,887	2,279

Operating expenses
Cost of service (exclusive of depreciation included below)	1,218	1,100	441	383
Cost of handset and accessory revenues	1,040	759	415	235
Selling, general and administrative	2,517	2,251	902	783
Restructuring and impairment charge	—	35	—	—
Depreciation	1,223	1,159	416	398
Amortization	41	40	13	14

	6,039	5,344	2,187	1,813

Operating income	1,775	1,046	700	466

Other income (expense)
Interest expense	(664)	(813)	(220)	(271)
Interest income	32	45	10	14
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $134, $0 and $87.	(139)	347	(132)	208
Equity in (losses) earnings of unconsolidated affiliates, net	(39)	(298)	9	(23)
Reduction in fair value of investments	(2)	(38)	—	(3)
Other, net	4	(1)	2	—

	(808)	(758)	(331)	(75)

Income before income tax provision	967	288	369	391
Income tax provision	(70)	(373)	(21)	(8)

Net income (loss)	897	(85)	348	383
(Loss) gain on retirement of mandatorily redeemable preferred stock	(7)	457	—	193
Mandatorily redeemable preferred stock dividends and accretion	(55)	(175)	(2)	(50)

Income available to common stockholders	$835	$197	$346	$526

Earnings per common share
Basic	$0.81	$0.23	$0.33	$0.58

Diluted	$0.79	$0.22	$0.32	$0.55

Weighted average number of common shares outstanding
Basic	1,030	851	1,050	911

Diluted	1,060	888	1,091	988

Comprehensive income (loss), net of income tax
Unrealized gain (loss) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	$7	$(45)	$3	$(3)
Reclassification adjustment for loss included in net income (loss)	—	38	—	3
Foreign currency translation adjustment	(5)	44	(2)	—
Cash flow hedge:
Reclassification of transition adjustment included in net income (loss)	4	6	1	2
Unrealized gain (loss) on cash flow hedge	23	(10)	12	(3)

Other comprehensive income (loss)	29	33	14	(1)
Net income (loss)	897	(85)	348	383

Comprehensive income (loss), net of income tax	$926	$(52)	$362	$382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2003
(in millions)
Unaudited

	Convertible		Class A		Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock					Other
							Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss) Income	Total

Balance, January 1, 2003	4	$136	968	$1	36	$—	$10,530	$(7,793)	$(7)	$(21)	$2,846
Net income								897			897
Other comprehensive income										29	29
Conversion of preferred stock into common stock	(4)	(136)	22	—			136				—
Common stock issued under direct stock purchase plan and other equity plans			40	—			614				614
Exchange of debt securities for common stock			30	—			584				584
Deferred compensation							19		(12)		7
Increase on issuance of equity by affiliates, net of deferred income tax							20				20
Loss on retirement of mandatorily redeemable preferred stock							(7)				(7)
Dividends and accretion on mandatorily redeemable preferred stock							(55)				(55)

Balance, September 30, 2003	—	$—	1,060	$1	36	$—	$11,841	$(6,896)	$(19)	$8	$4,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(in millions)
Unaudited

	2003	2002

Cash flows from operating activities
Net income (loss)	$897	$(85)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	39	267
Provision for losses on accounts receivable	101	260
Amortization of deferred gain from sale of towers	(79)	—
Restructuring and impairment charge	—	26
Depreciation and amortization	1,264	1,199
Loss (gain) on retirement of debt	139	(481)
Debt conversion expense	—	134
Equity in losses of unconsolidated affiliates, net	39	298
Reduction in fair value of investments	2	38
Income tax provision	39	373
Other, net	39	35
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(271)	(626)
Handset and accessory inventory	27	(62)
Prepaid expenses and other assets	(75)	24
Accounts payable, accrued expenses and other	233	113

Net cash provided by operating activities	2,394	1,513

Cash flows from investing activities
Capital expenditures	(1,158)	(1,408)
Purchases of short-term investments	(2,019)	(2,476)
Proceeds from maturities and sales of short-term investments	1,840	2,538
Payments for purchase of licenses, investments and other, net of cash acquired	(263)	(305)
Payments for acquisitions, net of cash acquired	—	(111)
Cash relinquished as a result of the deconsolidation of NII Holdings	—	(250)

Net cash used in investing activities	(1,600)	(2,012)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(2,466)	(689)
Proceeds from issuance of debt securities	1,983	—
Proceeds from issuance of stock	605	1
Borrowings under long-term credit facility	69	—
Repayments under long-term credit facility	(148)	—
Payment for capital lease buy-out	(54)	—
Repayments under capital lease and finance obligations	(35)	(77)
Mandatorily redeemable preferred stock dividends paid	(57)	—
Other	(2)	4

Net cash used in financing activities	(105)	(761)

Net increase (decrease) in cash and cash equivalents	689	(1,260)
Cash and cash equivalents, beginning of period	1,846	2,481

Cash and cash equivalents, end of period	$2,535	$1,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on Form 10-Q.

      Earnings Per Common Share. Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our incentive equity plans computed using the treasury stock method, and the dilutive effects of shares presently issuable upon the conversion of our convertible senior notes and preferred stock computed using the if-converted method.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Income available to common stockholders — basic	$835	$197	$346	$526
Interest expense and accretion eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007	—	—	4	4
6% convertible senior notes due 2011	—	—	—	9
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	—	—	2

Income available to common stockholders — diluted	$835	$197	$350	$541

Weighted average number of common shares outstanding — basic	1,030	851	1,050	911
Effect of dilutive securities:
Class A convertible preferred stock	6	35	—	30
Equity plans	24	2	29	4
4.75% convertible senior notes due 2007	—	—	12	12
6% convertible senior notes due 2011	—	—	—	26
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	—	—	5

Weighted average number of common shares outstanding — diluted	1,060	888	1,091	988

Earnings per common share
Basic	$0.81	$0.23	$0.33	$0.58

Diluted	$0.79	$0.22	$0.32	$0.55

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      About 50 million and 38 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2003 due to their antidilutive effects. Additionally, about 70 million and 65 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2003 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      About 52 million and 10 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2002 due to their antidilutive effects. Additionally, about 95 million and 93 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2002 as the exercise prices exceeded the average market price of our class A common stock during those periods.

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

      During the nine months ended September 30, 2003, we acquired Federal Communications Commission, or FCC, licenses at a cost of $339 million, which includes both the licenses of NeoWorld Communications, Inc. and deposits for licenses paid prior to 2003 that were recorded in other assets until we acquired the relevant licenses. The table below summarizes our intangible assets.

		September 30, 2003			December 31, 2002

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	3 years	$114	$81	$33	$129	$66	$63
Noncompete and spectrum sharing agreements and other	Up to 20 years	82	15	67	58	10	48

		196	96	100	187	76	111

Unamortized intangible assets
FCC licenses	Indefinite	6,809		6,809	6,475		6,475
Goodwill	Indefinite	28		28	21		21

		6,837		6,837	6,496		6,496

Total intangible assets		$7,033	$96	$6,937	$6,683	$76	$6,607

      For intangible assets with finite lives, we recorded aggregate amortization expense of $38 million for the nine months ended September 30, 2003 and $37 million for the nine months ended September 30, 2002. Based only on the amortized intangible assets existing at September 30, 2003, we estimate the amortization expense to be $11 million for the remainder of 2003, $30 million during 2004, $6 million during 2005, $2 million during 2006 and about $1 million during 2007. Actual amortization expense to be reported in future

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

periods could differ from these estimates as a result of acquisitions of new intangible assets, changes in useful lives or other relevant factors.

      In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities only as such licenses are amortized for tax purposes. We have recorded income tax provision and deferred tax liabilities of $39 million and $38 million for the nine months ended September 30, 2003 and 2002 related to these temporary differences.

     Accumulated Other Comprehensive Income (Loss).

	September 30,	December 31,
	2003	2002

	(in millions)
Unrealized gain on available-for-sale securities, net	$14	$7
Cumulative foreign currency translation adjustment	(6)	(1)
Cumulative effect of accounting change for cash flow hedge	—	(4)
Unrealized loss on cash flow hedge	—	(23)

	$8	$(21)

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees who are not members of our board of directors at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. We recorded stock-based compensation expense of $7 million and $13 million for the nine months ended September 30, 2003 and 2002, respectively, and $3 million and $4 million for the three months ended September 30, 2003 and 2002, respectively.

      We comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$835	$197	$346	$526
Stock-based compensation expense	(240)	(258)	(81)	(86)

Income (loss) available to common stockholders, pro forma	$595	$(61)	$265	$440

Earnings (loss) per common share
As reported
Basic	$0.81	$0.23	$0.33	$0.58

Diluted	$0.79	$0.22	$0.32	$0.55

Pro forma
Basic	$0.58	$(0.07)	$0.25	$0.48

Diluted	$0.56	$(0.07)	$0.25	$0.46

     Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2003	2002

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,158	$1,408
Changes in capital expenditures accrued, unpaid or financed	(21)	(49)

	$1,137	$1,359

Interest costs
Interest expense	$664	$813
Interest capitalized	27	36

	$691	$849

Cash paid for interest, net of amounts capitalized	$583	$519

Cash received for interest	$22	$41

Cash paid for income taxes	$50	$10

     New Accounting Pronouncements.

      SFAS No. 143. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted the provisions of SFAS No. 143 during 2003. Under the provisions of SFAS No. 143, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

removing our equipment from such leased sites. The effect of implementing the provisions of SFAS No. 143 was not material.

      FASB Interpretation No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies that a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing certain guarantees at inception. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to guarantees by one member of a consolidated group of entities of the debt of other members of the same group to third parties. We currently do not guarantee the debt of any entity outside our consolidated group, and therefore, the implementation of FASB Interpretation No. 45 did not have a material impact on our financial position or results of operations. In certain limited circumstances, our operating subsidiaries have entered into executory agreements with third parties that require a guarantee of Nextel Communications, Inc., or NCI, and/or another of its subsidiaries. These guarantees relate to certain equipment and facility leases and vendor/promotional arrangements and range in duration from two to ten years. In addition, NCI and substantially all of its operating subsidiaries are guarantors of the borrowings of another of NCI’s subsidiaries under our bank credit facility, which obligations are secured by liens on substantially all of our assets. As of September 30, 2003, these guarantees aggregated about $5.0 billion, of which about $4.4 billion related to our bank credit facility. We believe that the likelihood of NCI and/or another of its subsidiaries having to make any payments under the guarantees is remote since our operating subsidiaries have been, and we believe they will continue to be, able to pay their obligations with cash flows from their operations or cash balances on hand. From time to time, we may enter into other agreements with third parties that require a guarantee of NCI and/or another of its subsidiaries.

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

      Under the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, beginning when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, for all arrangements entered into beginning in the third quarter 2003, we recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. In addition, we recognize the portion of the activation fees allocated to the handset unit of accounting in the statement of operations when title to the handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, together with an equal amount of costs, and recognize such deferred fees and costs on a straight line basis over the contract life in the statement of operations.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      We elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. The cumulative effect of adopting EITF Issue No. 00-21 did not materially impact the statement of operations.

      FASB Interpretation No. 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued FASB Staff Position, Interpretation No. 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” which provides that FASB Interpretation No. 46 is effective for an entity’s first reporting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. Based on existing guidance, we do not have any material variable interest entity arrangements as of September 30, 2003.

      SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement clarifies the circumstances in which a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. SFAS No. 149 is applied prospectively to all contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The implementation of SFAS No. 149 did not have a material impact on our financial position or results of operations.

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 required us to reclassify and account for our series D and series E mandatorily redeemable preferred stock as liabilities effective July 1, 2003 prospectively, as these mandatorily redeemable financial instruments embodied an unconditional obligation that required us to redeem the instrument at a specified date and/or upon an event certain to occur. As discussed in note 2, we redeemed all of our series D preferred stock in July 2003 and all of our series E preferred stock in August 2003. Accordingly, the implementation of SFAS No. 150 did not have a material impact on our financial position or results of operations. The balance sheet classification of our zero coupon convertible preferred stock will remain the same, as this preferred stock is convertible into a fixed number of shares of our class A common stock. We have not reclassified the series D and series E preferred stock balances and related amounts for dividends and gains (losses) on retirement for periods prior to July 1, 2003.

      Reclassifications. We have reclassified some prior period amounts to conform to our current period presentation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 2.	Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

      During the second quarter 2002 and continuing into 2003, we began deleveraging our balance sheet through the redemption, purchase and retirement of some of our senior notes, convertible senior notes and preferred stock. Some of the proceeds of newly issued senior notes with lower interest rates and longer maturity periods were used to redeem and retire certain senior notes and preferred stock. We may, from time to time, as we deem appropriate, enter into similar or other redemption, repurchase or retirement transactions that in the aggregate may be material.

     Long-Term Debt.

		Book and	New
	December 31,	Principal	Debt		September 30, 2003
	2002	Value of	Issuance
	Balance	Retirements	and Other		Balance	As Adjusted(d)

	(dollars in millions)
10.65% senior redeemable discount notes due 2007	$756	$756	$—		$—	$—
9.75% senior serial redeemable discount notes due 2007	1,086	589	—		497	—
4.75% convertible senior notes due 2007	284	—	—		284	—
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $16, $0 and $0	1,364	381	16	(a)	999	—
12% senior serial redeemable notes due 2008, net of unamortized discount of $3, $3 and $0	297	29	—		268	—
9.375% senior serial redeemable notes due 2009	1,796	197	—		1,599	1,599
5.25% convertible senior notes due 2010	622	15	—		607	607
9.5% senior serial redeemable notes due 2011, including a fair value hedge adjustment of $58, $37 and $37	948	31	(21	)(b)	896	896
6% convertible senior notes due 2011	608	—	—		608	608
6.875% senior serial redeemable notes due 2013	—	—	—		—	500
7.375% senior serial redeemable notes due 2015, including unamortized premium of $0, $8 and $8	—	—	2,008		2,008	2,008
Bank credit facility	4,500	—	(79	)(c)	4,421	4,421
Other	17	—	—		17	17

Total long-term debt	12,278	$1,998	$1,924		12,204	10,656

Less current portion	(199)				(1,549)	(284)

	$12,079				$10,655	$10,372

(a)	Represents accretion of unamortized discounts.

(b)	Represents the non-cash decrease to the fair value hedge adjustment.

(c)	Represents net payments under the bank credit facility.

(d)	Represents the effect of the debt transactions occurring subsequent to September 30, 2003 as described in “—Subsequent Debt Retirements and Senior Notes Offering.”

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      2002 Debt Retirements. During the nine months ended September 30, 2002, we purchased and retired a total of $1,701 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 92 million shares of class A common stock valued at $535 million and about $549 million in cash. As a result of these senior note transactions, we recognized a $347 million gain in other income (expense) in the accompanying condensed consolidated statement of operations, representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of unamortized debt financing costs. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the shares of our class A common stock issued in excess of the shares that the holders would have been entitled had they converted under the original terms of the convertible notes are multiplied by the fair value of the shares on the transaction date and the result is recorded as debt conversion expense of $134 million in other income (expense) in the accompanying condensed consolidated statement of operations.

      2003 Debt Retirements. During the nine months ended September 30, 2003, we purchased and retired a total of $1,998 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 30 million shares of class A common stock valued at $584 million and about $1,494 million in cash. As a result of these senior note transactions, we recognized a $98 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the three months ended September 30, 2003, we purchased and retired a total of $1,464 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for 30 million shares of class A common stock valued at $584 million and about $958 million in cash. As a result of these senior note transactions, we recognized a $91 million loss in other income (expense) in the accompanying condensed consolidated statement of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs.

      7.375% Senior Notes Offering. In July 2003, we completed the sale of $1,000 million in principal amount of our 7.375% senior serial redeemable notes due 2015, which generated about $983 million in net cash proceeds to us. In September 2003, we completed the sale of an additional $1,000 million in principal amount of our 7.375% senior notes due 2015, which generated about $1,000 million in net cash proceeds to us. The senior notes issued in July 2003 and September 2003 are a single series of notes. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1 commencing February 1, 2004, at an annual rate of 7.375%. We may choose to redeem some or all of these notes commencing on August 1, 2008 at an initial redemption price of 103.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before August 1, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 107.375% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified amount of the principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Subsequent Debt Retirements and Senior Notes Offering. The above table summarizes our long-term debt as of September 30, 2003 on an actual basis and on an adjusted basis after giving effect to the transactions occurring subsequent to September 30, 2003, described below.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      During the third quarter 2003, we announced that we would redeem about $1,268 million in principal amount ($1,265 million in net book value) of the following senior notes in the fourth quarter 2003, all of which have been completed and are reflected as current liabilities in our condensed consolidated balance sheet as of September 30, 2003:

•	$500 million in outstanding aggregate principal amount of our 9.95% senior notes due 2008 at a redemption price of 104.975% for about $525 million in cash;

•	the entire $497 million in outstanding aggregate principal amount of our 9.75% senior notes due 2007 at a redemption price of 102.4375% for about $509 million in cash; and

•	the entire $271 million in outstanding aggregate principal amount of our 12% senior notes due 2008 at a redemption price of 106% for about $287 million in cash.

      During the fourth quarter 2003, we announced that we will also redeem about $783 million in principal amount of the following senior notes and convertible senior notes in November 2003, all of which are reflected as long-term debt in our condensed consolidated balance sheet as of September 30, 2003:

•	the remaining $499 million in outstanding aggregate principal amount of our 9.95% senior notes due 2008 at a redemption price of 104.975% for about $524 million in cash; and

•	the entire $284 million in outstanding aggregate principal amount at September 30, 2003 of our 4.75% convertible senior notes due 2007 at a redemption price of 102.036% for about $290 million in cash.

      In October 2003, we completed the sale of $500 million in principal amount of our 6.875% senior serial redeemable notes due 2013, which generated about $500 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on April 30 and October 31 commencing April 30, 2004, at an annual rate of 6.875%. We may choose to redeem some or all of these notes commencing October 31, 2008 at an initial redemption price of 103.438% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before October 31, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 106.875% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as specified amounts of the principal amount of notes remain outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

Capital Lease and Finance Obligations.

	September 30,	December 31,
	2003	2002

	(in millions)
Capital lease obligations	$174	$262
Finance obligation	10	10

Total capital lease and finance obligations	184	272
Less current portion	(38)	(52)

	$146	$220

      Capital Lease Obligation. In March 2003, we paid $69 million in cash related to the exercise of the early buy-out option provided for in one of our switch equipment capital lease agreements, $54 million of which related to the reduction of the capital lease obligation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Mandatorily Redeemable Preferred Stock.

		Book and
	Balance	Principal	Dividends	Balance
	December 31,	Value of	and	September 30,
	2002	Retirements	Accretion	2003

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 470,753 and 0 shares issued; 470,742 and 0 shares outstanding; stated at liquidation value	$471	$471	$—	$—
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 447,796 and 0 shares issued; 447,782 and 0 shares outstanding; stated at liquidation value	454	461	7	—
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	90	—	6	96

	$1,015	$932	$13	$96

      2002 Preferred Stock Retirements. During the nine months ended September 30, 2002, we purchased and retired a total of $897 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 52 million shares of class A common stock valued at $305 million and about $140 million in cash. As a result of these preferred stock transactions, we recognized a $457 million gain in the accompanying condensed consolidated statement of operations, representing the excess of the carrying value over the purchase price of the purchased and retired preferred stock and the write-off of unamortized financing costs.

      2003 Preferred Stock Retirements. During the nine months ended September 30, 2003, we purchased and retired a total of $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $972 million in cash. As a result of these preferred stock transactions, we recognized a $48 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs. During the three months ended September 30, 2003, we purchased and retired a total of $767 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $801 million in cash. As a result of these preferred stock transactions, we recognized a $41 million loss in the accompanying condensed consolidated statement of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs. Pursuant to SFAS No. 150, the losses associated with our third quarter 2003 series D and series E preferred stock retirements are included in other income (expense) in the accompanying condensed consolidated statements of operations. Additional information regarding our adoption of SFAS No. 150 can be found in note 1.

Note 3.     2003 Developments

      Change in Asset Life. We shortened the estimated useful lives of some of our network assets in the first quarter 2003. As a result of these changes in estimates, we recorded about $61 million or $0.06 per common share of additional depreciation expense in the nine months ended September 30, 2003.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      Asset Acquisitions. In January 2003, we purchased the 900 megahertz FCC licenses of NeoWorld Communications through the acquisition of all of its stock. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003.

      In July 2003, the U.S. Bankruptcy Court for the Southern District of New York approved our $144 million bid to purchase certain FCC licenses and other network assets of WorldCom, Inc. These licenses relate to spectrum that can be used to provide multipoint distribution, multichannel multipoint distribution and institutional television fixed services. The closing of the transaction is subject to approval by the FCC.

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

      Shelf Registration Statement and Related Financing Activities. In July 2003, the Securities and Exchange Commission declared effective our shelf registration statement, under which we may offer from time to time up to $5 billion of a variety of securities, including debt securities, preferred stock and our class A common stock. Of the $5 billion, we initially designated $500 million for issuance of shares of class A common stock under our direct stock purchase plan. We from time to time may increase the aggregate dollar amount of shares of class A common stock that are available for issuance under the plan. Details of the plan are described in the related prospectus, included as part of the shelf registration statement that was distributed to our existing stockholders in July 2003.

      During the third quarter 2003, we received net cash proceeds of about $499 million from the issuance of shares of our class A common stock under our direct stock purchase and we completed the sale of $2,000 million in principal amount of our 7.375% senior notes. In October 2003, we also completed the sale of $500 million in principal amount of our 6.875% senior notes due 2013. Additional information regarding these senior notes and other transactions under the shelf registration can be found in note 2.

Note 4.     Related Party Transactions

      We consider Motorola, Inc., NII Holdings, Inc. and Nextel Partners, Inc. to be related parties with whom we have had significant transactions. For the nine months ended September 30, 2003, we paid a total of about $1.8 billion to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, roaming charges and other costs. For the nine months ended September 30, 2003, we received a total of $44 million from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services, and the sale of FCC licenses and some network assets. As of September 30, 2003, we had $53 million due from these related parties and $231 million due to these related parties. As of December 31, 2002, we had $33 million due from these related parties and $241 million due to these related parties.

      In 2002, we provided $50 million to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement under which we are able to provide our Direct Connect® walkie-talkie service between the United States and select regions in Mexico. During the third quarter 2003, NII Holdings fulfilled its network construction obligation pursuant to this arrangement. Also, during the third quarter 2003, NII Holdings completed a public offering of its common stock and as a result, we recorded an increase of $19 million in paid-in capital in our stockholders’ equity in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      In May 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 2002, NII Holdings emerged from bankruptcy. Before its reorganization, NII Holdings was our substantially wholly owned subsidiary. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method and accordingly, have presented NII Holdings’ net operating results through May 2002 as equity in losses of unconsolidated affiliates. Upon NII Holdings’ emergence from bankruptcy in November 2002, we began accounting for our new ownership interest in NII Holdings using the equity method and resumed recording our proportionate share of NII Holdings’ results of operations. As of September 30, 2003, we owned about 31% of the outstanding stock of NII Holdings. Summarized unaudited financial information as provided by NII Holdings as of its October 2003 earnings release date is presented below.

	September 30,	December 31,
	2003	2002

	(in millions)
Current assets	$594	$396
Noncurrent assets	566	453
Total assets	1,160	849
Current liabilities	275	252
Noncurrent liabilities	626	505

	Successor Company	Predecessor Company
	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

	(in millions)
Operating revenues	$675	$573
Cost of revenues	261	229
Net income (loss) from continuing operations	89	(429)
Net income (loss)	89	(428)

      In October 2003, Nextel Partners notified us of its intent to redeem its 12% nonvoting preferred stock in exchange for $39 million in cash during the fourth quarter 2003. During the second quarter 2003, our investment in Nextel Partners’ 12% preferred stock was written down to zero through the application of the equity method of accounting. Therefore, we expect to record a gain during the fourth quarter 2003 of about $39 million.

Note 5.     Derivative Instruments and Hedging Activities

      From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the nine months and three months ended September 30, 2003 and 2002 relating to the ineffectiveness of these fair value hedges. During the third quarter 2003, we terminated all three swap agreements in exchange for cash received of about $38 million. As a result of the terminations, we recorded a premium of about $38 million, which will be recognized as an adjustment to interest expense in our statement of operations over the remaining life of the hedged debt.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      Additionally, from time to time, we use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. During the third quarter 2003, we terminated our remaining cash flow hedge, which was recorded at its fair value, and paid about $91 million in cash to satisfy our obligations under it. As a result of the termination, unrealized losses of about $10 million, representing the effective portion of the change in fair value reported in accumulated other comprehensive loss, were recognized in our statement of operations. The ineffective portion of the change in fair value of this swap qualifying for cash flow hedge accounting was recognized in our statement of operations up to the termination date in the period of the change. Interest expense includes a loss of $8 million for the nine months ended September 30, 2003 relating to the ineffective portion of the change in fair value, offset by a gain of $3 million relating to the termination of the swap. Interest expense includes a loss of $20 million for the nine and three-month periods ended September 30, 2002 relating to the ineffective portion of the change in fair value of this swap.

      In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statement of operations in the period of the change. Interest expense includes a gain of $2 million for the nine months ended September 30, 2003 and a gain of $7 million and $3 million for the nine and three months ended September 30, 2002, representing changes in the fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $12 million and $3 million for the nine months and three months ended September 30, 2003, respectively, and $20 million and $7 million for the nine and three months ended September 30, 2002, respectively. As of September 30, 2003, we do not have any derivative instruments.

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

      Beginning primarily in the spring 2003, a number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff in one of these lawsuits who purports to represent a nationwide class of affected customers. The settlement, if found to be fair and finally approved by the court, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Independent Accountants’ Review Report

To the Board of Directors and Stockholders of

Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002 and of the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      As discussed in Note 1 to the condensed consolidated interim financial statements, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” in the third quarter of 2003.

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

November 10, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2003 and 2002, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on Form 10-Q. Historical results may not indicate future performance. See “— Forward-Looking Statements.”

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

      As of September 30, 2003,

•	we had about 12.3 million handsets in service; and

•	our network or the compatible network of Nextel Partners, Inc. was operational in 293 of the top 300 U.S. markets.

      We owned about 31% of the common stock of Nextel Partners as of September 30, 2003. Nextel Partners provides digital wireless telecommunications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 57 of the top 200 metropolitan statistical areas in the United States ranked by population. In addition, as of September 30, 2003, we owned about 31% of the outstanding common stock of NII Holdings, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      From 1987, when we began operations, through 2001, we were unable to generate sufficient cash flow from operations to fund our business and its expansion. Due to our history of losses and negative cash flow through 2001, we have incurred substantial indebtedness to finance our operations. While we had income available to common stockholders of $835 million for the nine months ended September 30, 2003, there can be no assurance that we will continue to operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service, working capital, capital expenditure or other cash needs. Our accumulated deficit was $6,896 million at September 30, 2003.

      Asset Acquisitions. In January 2003, we purchased the 900 megahertz, or MHz, Federal Communications Commission, or FCC, licenses of NeoWorld Communications, Inc. through the acquisition of all of its stock. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003. In July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase the FCC licenses and other network assets of WorldCom, Inc. The closing of the transaction is subject to approval by the FCC.

      Debt and Preferred Stock Retirements. During the nine months ended September 30, 2003, we purchased and retired a total of $1,998 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes and $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 30 million shares of class A common stock valued at $584 million and about $2,466 million in cash. During the third and fourth quarters 2003, we announced that we will purchase and retire about $2,051 million in outstanding aggregate principal amount of our senior notes and convertible senior notes in the fourth quarter 2003 in exchange for about $2,135 million in cash. Additional information regarding these retirements can be found in note 2 to the condensed consolidated financial statements.

      We may, from time to time, as we deem appropriate, enter into similar or other repurchase or retirement transactions that in the aggregate may be material.

      Shelf Registration Statement and Related Financing Activities. In July 2003, the Securities and Exchange Commission declared effective our shelf registration statement, under which we may offer from time to time up to $5 billion of a variety of securities, including debt securities, preferred stock and our class A common stock. Of the $5 billion, we initially designated $500 million for issuance of shares of class A common stock under our direct stock purchase plan. We from time to time may increase the aggregate dollar amount of shares of class A common stock that are available for issuance under the plan.

      During the third quarter 2003, we received net cash proceeds of about $499 million from the issuance of shares of our class A common stock under our direct stock purchase plan. In addition, we completed the sale of $2,000 million in principal amount of our 7.375% senior notes due 2015, which generated about $1,983 million in net cash proceeds to us.

      In October 2003, we completed the sale of $500 million in principal amount of our 6.875% senior notes due 2013, which generated about $500 million in net cash proceeds to us.

      Network Technology Upgrade and New Handsets. In July 2003, we completed the roll-out of the Nationwide Direct ConnectSM digital walkie-talkie service, which allows Nextel customers to use the Direct Connect™ walkie-talkie feature to instantly connect with any other Nextel customer anywhere on our national network.

      In October 2003, we began deploying the 6:1 voice coder technology that is designed to allow us to use our spectrum and our existing infrastructure more efficiently when compared to our current 3:1 voice coder technology and to reduce our network-related capital expenditures. The first step in this effort involves the installation of software in our network infrastructure on a market-by-market basis. We expect to complete that installation throughout our network in the first quarter 2004.

      In October 2003, we introduced the i205™ and the i730™ handsets designed and manufactured by Motorola. Both handsets feature assisted global positioning capabilities for location based services and E911, expanded phone books that store more entries, and sleek new designs. These new handsets have been designed to operate using both our existing 3:1 and the new 6:1 voice coder technologies. The versions of these handset models that are currently being sold are only 3:1 enabled, but we expect to begin selling versions that operate in both 3:1 and 6:1 modes in selected markets in the fourth quarter 2003 and in all of our markets in the first quarter 2004. When deployed and operating in both modes, these handsets, in combination with the modified network, will use only about half of the network capacity used by handsets that operate only in 3:1 mode for wireless interconnection calls. Because the capacity and related financial benefits will be realized gradually as the new network software and handsets operating in both modes are deployed and used by our customers, it has been and continues to be our expectation that significant benefits of the new technology will begin to be realized in the latter half 2004 based on our current deployment schedule. If there are substantial delays in the deployment of the network software or handsets operating in both modes, those benefits would also be delayed, and we could be required to invest additional capital in our infrastructure to meet customer demand.

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

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Since we have well over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $91 million as of September 30, 2003.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant and equipment represented about $8,802 million of our $21,440 million in total assets as of September 30, 2003. Our nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network assets may not be useful for as long as anticipated, we depreciate the remaining book values over the remaining estimated useful lives. We currently calculate depreciation using the straight-line method based on estimated useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and network software and 3 to 12 years for non-network software, office equipment and other assets. In the first quarter 2003, we reassessed the estimated useful lives of some of our network assets and have recorded about $61 million in additional depreciation expense in the nine months ended September 30, 2003 as a result of these changes in estimates.

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $6,837 million of our $21,440 million in total assets as of September 30, 2003. Intangible assets with indefinite useful lives consist of our FCC licenses and goodwill. In 2002, we ceased amortizing our FCC licenses and goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets.” We performed an annual impairment test of these assets as of October 1, 2002. We concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

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

      Recoverability of Capitalized Software to be Sold, Leased, or Otherwise Marketed. As of September 30, 2003, we have about $73 million in unamortized costs for software that will be sold, leased, or otherwise marketed. We begin amortizing costs when the software is ready for its intended use. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or our strategic partners associated with the development and marketing of the software elect not to participate to the extent we expect, our plans could change and some or all of these assets could become impaired.

      Net Operating Loss Valuation Allowance. We have provided a full reserve against our net operating loss carryforwards as of September 30, 2003. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized. To the extent that we have taxable income in future periods, we would expect to realize the benefits of at least some of the net operating loss carryforwards.

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

      Under the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, beginning when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, for all arrangements entered into beginning in the third quarter 2003, we recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer.

      We elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. The cumulative effect of adopting EITF Issue No. 00-21 did not materially impact the statement of operations.

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

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. Prior to July 1, 2003, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Therefore, handset revenues, prior to July 1, 2003, largely reflected the recognition of handset sales that occurred and were deferred in prior periods. Upon adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize revenues from handset sales when title to the handset passes to the customer.

      Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our network, primarily including direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees, frequency leasing costs and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of transmitter and receiver sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks and fluctuates in relation to the level and duration of wireless calls;

•	costs to operate our handset service and repair program; and

•	the cost of activation.

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. Prior to July 1, 2003, we recognized the costs of handset revenues over the expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from handset sales. Handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale. Upon adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize the cost of handset revenues when title to the handset passes to the customer.

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force, Nextel stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding.

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

Selected Operating Data.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Handsets in service, end of period (in thousands)(1)	12,329	10,116	12,329	10,116
Net handset additions (in thousands)(1)	1,717	1,453	646	480
Average monthly minutes of use per handset(1)	700	630	740	650
System minutes of use (in billions)(1)	72.6	53.5	26.9	19.3
Net transmitter and receiver sites placed in service	480	580	210	130
Transmitter and receiver sites in service, end of period	16,780	16,080	16,780	16,080
Switches in service, end of period	82	84	82	84
Nextel stores in service, end of period	563	339	563	339

(1)	Amount excludes the impact of test markets such as the Boost Mobile™ program.

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

      Our average monthly customer churn rate during the quarter ended September 30, 2003 declined to about 1.4% as compared to about 1.6% during the quarter ended June 30, 2003. We believe that this decline in the churn rate is attributable to our ongoing focus on customer retention. We have implemented a customer touch-point strategy to proactively identify and address major points of potential customer dissatisfaction over the customer life cycle. These initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans. The improvement also reflects the strengthening of our credit policies and procedures and the completion of our integrated billing, customer care and collections system in 2002, which allow us to better manage our customer relationships. Finally, we believe that our rate of customer churn reflects our focus on acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services.

      If general economic conditions worsen, if our new handset or service offerings being launched beginning in the fourth quarter 2003 are not well received, or if competitive conditions in the wireless telecommunications industry intensify, including, for example, as a result of the impact of actions taken by our competitors in response to the implementation of number portability requirements that will become effective in the fourth quarter 2003, we may experience changes in demand for our product and service offerings, which may adversely affect our ability to attract and retain customers and our results of operations. See “— Forward-Looking Statements.”

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Service revenues	$7,194	92%	$6,002	94%	$1,192	20%
Cost of service (exclusive of depreciation)	1,218	16%	1,100	17%	118	11%

Service gross margin	$5,976		$4,902		$1,074	22%

Service gross margin percentage	83%		82%

Three Months Ended
Service revenues	$2,599	90%	$2,139	94%	$460	22%
Cost of service (exclusive of depreciation)	441	15%	383	17%	58	15%

Service gross margin	$2,158		$1,756		$402	23%

Service gross margin percentage	83%		82%

      Service revenues. Service revenues increased 20% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and 22% from the three months ended September 30, 2002 to the three months ended September 30, 2003. This increase was attributable to the increase in the number of handsets in service (volume), partially offset by the decline in the average monthly service revenue per handset in service (rate) in 2003.

      From a volume perspective, our service revenues increased in 2003 principally as a result of a 22% increase in handsets in service from September 30, 2002 to September 30, 2003. We believe that the growth in the number of handsets in service is the result of a number of factors, including principally:

•	our differentiated products and services, including Nextel Direct Connect and Nextel Online;

•	increased brand name recognition through increased advertising and marketing campaigns;

•	the high quality of our network;

•	the improvement in subscriber retention that we attribute to our ongoing focus on customer care and other retention efforts and our focus on attracting high quality subscribers;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales force and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      From a rate perspective, our average monthly service revenue per handset decreased 2% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and stayed relatively flat from the three months ended September 30, 2002 to the three months ended September 30, 2003. We attribute the change in average monthly service revenue per handset to:

•	the introduction of more competitive pricing plans in the latter half of 2002; and

•	to a lesser extent, growth in our government accounts which generally have lower access charges than other segments of our business; partially offset by

•	the benefit of changes in billing practices, including full-minute rounding, that were implemented in the second quarter 2002;

•	the improvement in credit and adjustment levels in 2003 as compared to 2002, which were higher in 2002 due to service discounts and billing disputes as a result of issues experienced by customers during the billing system conversion and the changes in billing practices implemented in the second quarter 2002, as discussed above;

•	the increased fees that we began charging many of our customers in October 2002 to recover a portion of the costs associated with government mandated telecommunications services such as enhanced 911 and number portability;

•	the growth in the subscriber base electing handset insurance and participating in service and repair programs; and

•	the revenues associated with the introduction of Nationwide Direct Connect service beginning July 2003.

      Cost of service. Cost of service increased 11% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and 15% from the three months ended September 30, 2002 to the three months ended September 30, 2003, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003, we experienced:

•	a 10% and 13% net increase in costs incurred for the operation and maintenance of our network and fixed interconnection fees; and

•	a 15% and 33% increase in variable interconnection fees.

      The increase in costs related to the operation and maintenance of our network and fixed interconnection fees primarily was due to:

•	an increase in costs to operate our handset service and repair program;

•	an increase in transmitter and receiver and switch related operational costs due to an increase in transmitter and receiver sites placed into service from September 30, 2002 to September 30, 2003;

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base; and

•	charges recorded in the second and third quarters 2003 for obsolete network equipment and accretion expense related to certain asset retirement obligations; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented over the past year to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities; and

•	a net benefit recorded in 2003 in connection with the towers leased from SpectraSite Holdings, Inc. In 2003, tower lease payments, previously recorded as a reduction of financing obligation, are now classified as tower rent expense. This tower rent expense is more than offset by the deferred gain amortization recorded in connection with the tower sale transaction with SpectraSite.

      The increase in variable interconnection fees was principally due to an increase in total system minutes of use, partially offset by a lower cost per minute of use. Additionally, during the third quarter 2002, we recognized savings from the favorable settlements of rate disputes with our service providers. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts implemented beginning in the second quarter 2002 to move long distance traffic to lower cost carriers. Total system minutes of use increased 36% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 due to a 22% increase in the number of handsets in service as well as an 11% increase in the average monthly minutes of use per handset over the same period. Total system minutes of use also increased 39% from the three months ended September 30, 2002 to the three months ended September 30, 2003 due to a 22% increase in the number of handsets in service as well as a 14% increase in the average monthly minutes of use per handset over the same period.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we make additional investments in our network to meet our customers’ needs. However, we expect the cost of service per minute to continue to decline as compared to 2002 due to improvements in network operating efficiencies as discussed above. Additionally, annual transmitter and receiver site rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the tower sale transaction with SpectraSite. Additional information regarding the SpectraSite lease transactions can be found in notes 5 and 7 to the consolidated financial statements of our 2002 annual report on Form 10-K. See also “— Liquidity and Capital Resources” and “— Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      Service gross margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 82% for the nine and three months ended September 30, 2002 to 83% for the nine and three months ended September 30, 2003. Our service gross margin percentage improved primarily due to the combination of increased service revenues due to subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings and network operating efficiencies.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the nine and three months ended September 30, 2003, we recorded $620 million and $288 million of handset and accessory revenues, an increase of $232 million and $148 million over the comparable periods in 2002. During the nine and three months ended September 30, 2003, we recorded $1,040 million and $415 million of cost of handset and accessory revenues, an increase of $281 million and $180 million over the comparable periods in 2002. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Current period handset and accessory sales	$790	10%	$645	10%	$145	22%
SAB No. 101	(170)	(2)%	(257)	(4)%	87	34%

Handset and accessory revenues	620	8%	388	6%	232	60%

Current period cost of handset and accessory sales	1,210	15%	1,016	16%	194	19%
SAB No. 101	(170)	(2)%	(257)	(4)%	87	34%

Cost of handset and accessory revenues	1,040	13%	759	12%	281	37%

Handset and accessory net subsidy	$(420)		$(371)		$(49)	(13)%

Three Months Ended
Current period handset and accessory sales	$288	10%	$232	10%	$56	24%
SAB No. 101	—	—%	(92)	(4)%	92	100%

Handset and accessory revenues	288	10%	140	6%	148	106%

Current period cost of handset and accessory sales	415	14%	327	14%	88	27%
SAB No. 101	—	—%	(92)	(4)%	92	100%

Cost of handset and accessory revenues	415	14%	235	10%	180	77%

Handset and accessory net subsidy	$(127)		$(95)		$(32)	(34)%

      Handset and accessory revenues. Reported handset and accessory revenues are influenced by the number of handsets sold, the sales prices of the handsets sold and the effects of SAB No. 101 and EITF Issue No. 00-21. Prior to July 1, 2003, in accordance with SAB No. 101, the handset revenue generated from sales to customers was required to be recognized over the estimated life of the customer relationship period rather than recognizing handset revenues at the time of sale. Therefore, the effect of SAB No. 101 in the table above is the net effect of current period sales being deferred to future periods, offset by the benefit of handset sales deferred in previous periods that are being recognized as revenue. Upon adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize revenues from handset sales when title to the handset passes to the customer. Therefore, the adoption of EITF Issue No. 00-21 results in increased reported handset revenues. See “— Significant New Accounting Pronouncements” for a discussion of the impact of our adoption of EITF Issue No. 00-21.

      Current period handset and accessory sales increased $145 million or 22% for the nine months ended September 30, 2003 compared to the same period in 2002. This increase reflects an increase of about 24% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the accessory needs of a larger subscriber base, partially offset by about a 5% decrease in the average sales price of the handsets. Current period handset and accessory sales increased $56 million or 24% for the three months ended September 30, 2003 compared to the same period in 2002. This increase reflects an increase of about 34% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the accessory needs of a larger subscriber base, partially offset by about a 10% decrease in the average sales price of the handsets.

      Cost of handset and accessory revenues. Reported cost of handset and accessory revenues are primarily influenced by the number of handsets sold, the cost of the handsets sold and the effects of SAB No. 101 and EITF Issue No. 00-21. Upon adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize the cost of handset revenues when title to the handset passes to the customer. Therefore, the adoption of EITF Issue No. 00-21 results in increased reported cost of handset revenues. See “— Significant New Accounting Pronouncements” for a discussion of the impact of our adoption of EITF Issue No. 00-21.

      Current period cost of handset and accessory sales increased $194 million or 19% for the nine months ended September 30, 2003 compared to the same period in 2002. This increase primarily reflects an increase of about 24% in the number of handsets sold, partially offset by a reduction in the average cost we paid for handsets. Current period cost of handset and accessory sales increased $88 million or 27% for the three months ended September 30, 2003 compared to the same period in 2002. This increase primarily reflects an increase of about 34% in the number of handsets sold, partially offset by a reduction in the average cost we paid for handsets.

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

      Handset and accessory net subsidy increased 13% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 24%; partially offset by

•	a decrease in the average subsidy per handset of about 3%; and

•	an increase in the gross margin from accessory sales.

      Handset and accessory net subsidy increased 34% from the three months ended September 30, 2002 to the three months ended September 30, 2003. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 34%; and

•	an increase in the average subsidy per handset of about 6%; partially offset by

•	an increase in the gross margin from accessory sales.

Selling, General and Administrative.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Selling and marketing	$1,337	17%	$1,138	18%	$199	17%
General and administrative	1,180	15%	1,113	17%	67	6%

Selling, general and administrative	$2,517	32%	$2,251	35%	$266	12%

Three Months Ended
Selling and marketing	$482	17%	$412	18%	$70	17%
General and administrative	420	14%	371	16%	49	13%

Selling, general and administrative	$902	31%	$783	34%	$119	15%

      Selling and marketing. The increase in selling and marketing expenses from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 reflects:

•	a $130 million and $53 million increase in marketing payroll and related expenses primarily associated with our opening an additional 224 Nextel stores between September 30, 2002 and September 30, 2003, and increased employee commissions and other marketing activities;

•	a $49 million and $22 million increase in advertising expenses as a result of our new branding campaign launched in third quarter 2003, general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, including Nationwide Direct Connect, as well as advertising costs related to the Boost Mobile test program, which launched in the quarter ended September 30, 2002; and

•	a $20 million increase and $5 million decrease in dealer compensation. During the nine months ended September 30, 2003, we have experienced an increase in the volume of handset sales delivered through our direct handset fulfillment system, resulting in a decrease in commissions paid to dealers due to their participation in this direct handset fulfillment system. The $20 million increase for the nine months ended September 30, 2003 as compared to the same period in 2002 is due to increased dealer residuals and higher levels of commissions paid for new subscriber additions offset by the decrease in commissions paid as more handset sales are delivered through our direct handset fulfillment system.

      General and administrative. The increase in general and administrative expenses from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003, reflects:

•	a $79 million and $32 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base; and

•	a $147 million and $84 million increase in personnel, facilities and general corporate expenses due to increases in headcount and employee compensation costs, and to a lesser extent, technology initiatives, professional fees, legal expenses, our financial systems software upgrade project and other expenses relating to our public safety programs; partially offset by

•	a $159 million and $67 million decrease in bad debt expense. Bad debt expense decreased $159 million from $260 million, or 4.1% of operating revenues, for the nine months ended September 30, 2002, to $101 million, or 1.3% of operating revenues, for the nine months ended September 30, 2003. Bad debt expense decreased $67 million from $87 million, or 3.8% of operating revenues for the three months ended September 30, 2002 to $20 million, or 0.7% of operating revenues, for the three months ended September 30, 2003. The decrease in both bad debt expense and bad debt expense as a percentage of operating revenues reflects the results of system and strategic initiatives implemented over the past two years. With the completion of our integrated billing, customer care and collections system in 2002, productivity of various departments, including collections, has improved. Further, we made strategic decisions to strengthen our credit policies and procedures specifically in the area of compliance with our deposit policy, limiting the account sizes for high risk accounts and fraud pre-screening. The credit and collection software tools that we implemented now enable us to better screen and monitor the credit quality and delinquency levels of our customers. We have also benefited from improvements in recoveries of past due accounts handled by third party agencies. These factors and others have resulted in increased collections, an improvement in the accounts receivable agings and a reduction in the write-offs for fraud-related accounts. Therefore, our allowance for doubtful accounts as a percentage of accounts receivable has also improved from December 31, 2002 to September 30, 2003. If these trends continue, bad debt expense could continue to improve; however bad debt expense in the future could be adversely affected by general economic and business conditions and other factors such as the effect of the implementation of number portability in the fourth quarter 2003. See “— Forward-Looking Statements.”

      Selling, general and administrative. Our selling, general and administrative expenses as a percentage of operating revenues decreased from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 primarily as a result of increased service revenues due to subscriber growth and improvement in bad debt expense as described above.

      We expect the aggregate amount of selling, general and administrative expenses to continue to increase in the future as a result of a number of factors, including but not limited to:

•	increased marketing and advertising in connection with our new branding campaign launched in third quarter 2003 and sponsorships designed to increase brand awareness in our markets;

•	increased costs associated with expanding our retail operations by opening additional Nextel stores; and

•	increased costs to acquire new customers and to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities; partially offset by

•	savings expected from our outsourcing arrangements, our billing and customer care system and obtaining an increasing percentage of sales from our customer convenience channels.

      We expect our information and technology outsourcing arrangement entered into in 2002 will result in about $140 million of reduced costs over the five year period from contract inception relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement entered into in 2002 will result in more than $1,000 million of reduced costs over an eight-year period from contract inception relative to our run-rate in 2001. Our actual experience through September 30, 2003 indicates that we are realizing the benefits of these outsourcing arrangements. While we believe our aggregate customer care related costs will continue to increase in order to support the growth in our customer base, we believe these increases will be less than we would have experienced without the outsourcing arrangement. See “— Forward-Looking Statements.”

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Depreciation	$1,223	15%	$1,159	18%	$64	6%
Amortization	41	1%	40	1%	1	3%

Depreciation and amortization	$1,264	16%	$1,199	19%	$65	5%

Three Months Ended
Depreciation	$416	14%	$398	17%	$18	5%
Amortization	13	1%	14	1%	(1)	(7)%

Depreciation and amortization	$429	15%	$412	18%	$17	4%

      Depreciation expense increased $64 million and $18 million from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003. During the nine months ended September 30, 2003, we recorded $61 million, or $0.06 per common share, in depreciation expense as a result of shortening the estimated useful lives of some of our network assets in the first quarter 2003. Further, depreciation increased primarily as a result of a 4% increase in transmitter and receiver sites in service and costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the useful lives of our fixed assets as circumstances warrant. Events that would likely cause us to review the useful lives of our fixed assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Depreciation expense recorded in a period can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets which generally have much shorter depreciable lives as compared to network assets.

Restructuring and Impairment Charge, Interest and Other.

			Change from
			Previous Year
	September 30,	September 30,
	2003	2002	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Restructuring and impairment charge	$—	$(35)	$35	100%
Interest expense	(664)	(813)	149	18%
Interest income	32	45	(13)	(29)%
(Loss) gain on retirement of debt and mandatorily redeemable preferred stock, net	(146)	804	(950)	(118)%
Equity in losses of unconsolidated affiliates, net	(39)	(298)	259	87%
Reduction in fair value of investments	(2)	(38)	36	95%
Other, net	4	(1)	5	500%
Income tax provision	(70)	(373)	303	81%
Income available to common stockholders	835	197	638	324%

			Change from
			Previous Year
	September 30,	September 30,
	2003	2002	Dollars	Percent

	(dollars in millions)
Three Months Ended
Interest expense	$(220)	$(271)	$51	19%
Interest income	10	14	(4)	(29)%
(Loss) gain on retirement of debt and mandatorily redeemable preferred stock, net	(132)	401	(533)	(133)%
Equity in earnings (losses) of unconsolidated affiliates	9	(23)	32	139%
Reduction in fair value of investments	—	(3)	3	100%
Other, net	2	—	2	—
Income tax provision	(21)	(8)	(13)	(163)%
Income available to common stockholders	346	526	(180)	(34)%

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

      Interest expense. The $149 million and $51 million decrease in interest expense from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 relates to:

•	a $120 million and $37 million decrease primarily resulting from the purchase and retirement of our senior notes, as discussed below;

•	a $31 million and $11 million decrease due to a reduction in the weighted average interest rates related to our bank credit facility from 4.8% during the nine months ended September 30, 2002 to 4.0% during the nine months ended September 30, 2003;

•	a $16 million and $24 million decrease due to the ineffective portion of the change in fair value of the derivative qualifying for hedge accounting; and

•	a $13 million and $5 million decrease related to the SpectraSite tower lease agreements, accounted for as a financing obligation prior to 2003; partially offset by

•	a $14 million increase due to the issuance of our 7.375% senior notes in the third quarter 2003;

•	a $9 million and $4 million decrease in capitalized interest; and

•	an $8 million increase related to the third quarter dividends of our series D and series E preferred stock being classified as interest expense effective July 1, 2003 as a result of adopting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

      Interest expense related to our senior notes decreased from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 primarily due the purchase and retirement of $3,926 million in aggregate principal amount at maturity of our senior notes since the beginning of the second quarter 2002. This decrease is partially offset by the interest expense associated with the additional $2,000 million in new debt issued during the third quarter 2003. We expect our interest expense to continue to decrease as a result of the debt redemptions and retirements consummated in the third quarter 2003 and those expected to be completed in the fourth quarter 2003. See “— Forward-Looking Statements.”

      Interest income. The $13 million and $4 million decrease in interest income from the nine months and three months ended September 30, 2002 to the nine months and three months ended September 30, 2003 is due to a decrease in the average cash and short-term investments balances and lower average interest rates during the nine months ended September 30, 2003 as compared to the same period in 2002.

      (Loss) gain on retirement of debt and mandatorily redeemable preferred stock. For the nine and three months ended September 30, 2003, we recognized a loss of $146 million and $132 million on the retirement of some of our senior notes and preferred stock representing the redemption premium paid and the write-off of the unamortized debt financing costs. For the nine and three months ended September 30, 2002, we recognized a gain of $804 million and $401 million on the retirement of some of our senior notes and preferred stock representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of the unamortized debt financing costs.

      Equity in earnings (losses) of unconsolidated affiliates. The $39 million in equity in losses of unconsolidated affiliates and the $9 million in equity in gains of unconsolidated affiliates for the nine and three months ended September 30, 2003 is primarily due to losses attributable to our equity method investment in Nextel Partners of $64 million through June 2003 partially offset by our equity in earnings of NII Holdings of $26 million and $10 million. During the second quarter 2003, our investments in Nextel Partners’ common stock and 12% nonvoting preferred stock were written down to zero through the application of the equity method of accounting. The $298 million and $23 million equity in losses of unconsolidated affiliates for the nine and three months ended September 30, 2002 includes a $226 million loss representing our share through May 2002 of NII Holdings’ operating results before it emerged from bankruptcy and a $72 million and $23 million loss primarily attributable to our equity method investment in Nextel Partners.

      In October 2003, Nextel Partners notified us of its intent to redeem its 12% preferred stock in exchange for $39 million in cash during the fourth quarter 2003. As our investment in Nextel Partners’ 12% preferred stock was written down to zero, we expect to record a gain during the fourth quarter 2003 of about $39 million.

      Reduction in fair value of investments. The decrease of $36 million in the reduction in fair value of investments from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily due to the $35 million charge recognized on June 30, 2002 when we determined the decline in fair value of our investment in SpectraSite to be other-than-temporary.

      Income tax provision. The decrease in the income tax provision of $303 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter 2002. As a result of this adoption, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million resulting in an increase in the valuation allowance related to our net operating losses. We have provided a full reserve against our net operating loss carryforwards as of September 30, 2003. This reserve was established because we do not have a sufficient history of taxable income to conclude that it is more likely than not that the net operating losses will be realized. To the extent that we have taxable income in future periods, we will realize the benefits of at least some of the net operating loss carryforwards. The increase of $13 million from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily due to an increase in our provision for state taxes because various states have suspended or limited the utilization of our net operating losses.

Liquidity and Capital Resources

      As of September 30, 2003, we had total liquidity of about $4.8 billion available to fund our operations including $3.6 billion of cash, cash equivalents and short-term investments and about $1.2 billion available under the revolving loan commitment of our bank credit facility. During the fourth quarter 2003, we raised $500 million from the issuance of our 6.875% senior notes and, during the third and fourth quarters 2003, we announced that we will redeem about $2.1 billion in senior notes and convertible senior notes in exchange for about $2.1 billion of cash. Until the third quarter 2002, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our network, more than offset our cash flows provided by operating activities. For the nine months ended September 30, 2003, total cash provided by operating activities exceeded cash flows used in investing activities by $794 million as compared to a deficit of $499 million for the same period in 2002. We have historically used external sources of funds, primarily from debt incurrences and equity issuances, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Nine Months Ended		Change from
	September 30,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$2,394	$1,513	$881	58%
Cash used in investing activities	(1,600)	(2,012)	412	20%
Cash used in financing activities	(105)	(761)	656	86%

      Net cash provided by operating activities for the nine months ended September 30, 2003 improved by $881 million over the same period in 2002 primarily reflecting the improved performance of our operations from our achievement of certain economies of scale and from the growth in our customer base.

      Net cash used in investing activities for the nine months ended September 30, 2003 decreased by $412 million over the same period in 2002 due to:

•	a $250 million decrease in cash paid for capital expenditures;

•	a $153 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; and

•	the relinquishment of $250 million of NII Holdings’ cash upon the deconsolidation of NII Holdings in 2002; offset by

•	a $241 million increase in net cash purchases of short-term investments.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $1,158 million for the nine months ended September 30, 2003 and $1,408 million for the nine months ended September 30, 2002. Capital expenditures decreased for the nine months ended September 30, 2003 compared with the same period in 2002 primarily due to several factors, including:

•	implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets;

•	our improved spectrum utilization, which allows us to add enhancements to existing transmitter and receiver sites rather than building additional sites;

•	technological advances in network software and equipment which provide us with more capacity at a lower cost; see “— Future Capital Needs and Resources — Capital Needs — Capital expenditures”; and

•	the outsourcing of our site development work and the resulting delay in our construction activities during the first half of 2003.

      We expect that our site development activities and related capital expenditures will increase in the fourth quarter 2003 now that our outsourcing agreements have been consummated. See “— Forward-Looking Statements.”

      Also, we made cash payments during the nine months ended September 30, 2003 totaling $263 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses of NeoWorld Communications. We made cash payments during the nine months ended September 30, 2002 totaling $305 million for acquisitions, licenses, investments and other, including $111 million for the assets of Chadmoore Wireless Group, Inc and $40 million in cash payments for NeoWorld Communications.

      Net cash used in financing activities of $105 million during the nine months ended September 30, 2003 consisted primarily of:

•	$2,466 million paid for the purchase and retirement of some of our senior notes and our series D and series E preferred stock;

•	$89 million for repayments under capital lease and finance obligations, including a payment of $54 million associated with the early buy-out option under one of our capital lease agreements;

•	$79 million of net payments under the long-term credit facility; and

•	$57 million paid for mandatorily redeemable preferred stock dividends; partially offset by

•	$1,983 million of net proceeds from the sale of our 7.375% senior serial notes due 2015;

•	$499 million of net proceeds from the issuance of shares of our class A common stock under our direct stock purchase plan; and

•	$106 million of proceeds received in connection with the exercise of stock options granted under our incentive equity plan.

      Net cash used in financing activities of $761 million during the nine months ended September 30, 2002 consisted primarily of cash paid for the purchase and retirement of debt securities and mandatorily redeemable preferred stock of $689 million and repayments of $77 million under capital lease and finance obligations.

Future Capital Needs and Resources

Capital Resources.

      As of September 30, 2003, our capital resources included $3.6 billion of cash, cash equivalents and short-term investments and about $1.2 billion of the revolving loan commitment under our credit facility, as discussed below. Therefore, our resulting total amount of liquidity to fund our operations was about $4.8 billion as of September 30, 2003. During the fourth quarter 2003, we raised $500 million from the issuance of our 6.875% senior notes and we announced that we will redeem about $2.1 billion in senior notes and convertible senior notes in exchange for about $2.1 billion of cash.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Prior to the third quarter 2002, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise incremental capital from the capital markets. To the extent we generate less cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of September 30, 2003, our credit facility provided for total secured financing capacity of up to $5.7 billion, subject to the satisfaction or waiver of applicable borrowing conditions. As of September 30, 2003, this facility consisted of a $1.4 billion revolving loan commitment, of which $116 million has been borrowed, and about $4.3 billion in four classes of term loans, all of which have been borrowed. We made mandatory principal repayments on the term loans in the amount of $148 million for nine months ended September 30, 2003. We are required to repay about $49 million of term loans each quarter through March 31, 2004. Our required term loan repayments will increase to about $92 million every quarter beginning April 1, 2004 through March 31, 2005. The term loan matures over a period from December 31, 2007 to March 31, 2009. On September 30, 2003, the amount of the revolving loan commitment available to us was reduced by $38 million and will continue to be reduced by $38 million every quarter through March 31, 2004. The reductions in the revolving loan commitment will increase to $75 million every quarter beginning April 1, 2004 and continuing through March 31, 2005. Starting April 1, 2005, the reductions become more significant until 2007 when no amounts will be available under the revolving credit facility. Pursuant to amendments to the facility that we entered into in the fourth quarter 2003, up to $750 million of the revolving loans may be used to support letters of credit issued on our behalf by certain lenders under the facility. These amendments also allow us to prepay outstanding principal amounts under any class of term loan without concurrently being required to prepay outstanding principal amounts of other classes of term loans as was required prior to the amendment.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. Some of these ratios became more stringent effective March 31, 2003, at which time they became fixed. As of September 30, 2003, we were in compliance with all financial ratio tests under our credit facility, and we expect to remain in full compliance with these ratio tests. See “— Forward-Looking Statements.” Borrowings under the credit facility are secured by liens on substantially all of our assets, and are guaranteed by our parent company and substantially all of our subsidiaries. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition.

      In addition, the loans under the credit facility can accelerate if the aggregate amount of our public notes that mature within the succeeding six months of any date before June 30, 2009, or if the aggregate amount of our redeemable stock that is mandatorily redeemable within the succeeding six months of any date before June 30, 2009, exceeds amounts specified in our credit facility. As of September 30, 2003, the maturities of our public notes and preferred stock do not exceed the amounts specified in our credit facility. Upon completion of our announced debt retirements in the fourth quarter 2003, there will be no scheduled maturities of our remaining public notes and preferred stock occurring before June 30, 2009. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of September 30, 2003, the applicable provisions of our senior notes and mandatorily redeemable preferred stock did not restrict our ability, and we had satisfied the borrowing conditions under this facility, to borrow substantially all of the remaining $1.2 billion revolving credit commitment that is currently available.

      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Finally, except for distributions for specified purposes, these covenants limit the distribution of our subsidiaries’ net assets.

      Additionally, from April 1, 2002 to September 30, 2003, we have purchased and retired about $6,116 million in principal amount of our senior notes and convertible notes and in face amount of our preferred stock in exchange for cash and shares of our class A common stock. We have also announced that we will redeem about $2,051 million in principal amount of our senior notes and convertible senior notes in exchange for cash in the fourth quarter 2003. During the third quarter 2003, we completed the sale of

$2,000 million in aggregate principal amount of our 7.375% senior notes, which generated about $1,983 million in net cash proceeds. In October 2003, we completed the sale of $500 million in principal amount of our 6.875% senior notes, which generated about $500 million in net cash proceeds. We expect annualized interest and dividend savings from these redemptions and retirements, net of additional interest incurred from the issuance of the 7.375% and 6.875% senior notes, of about $621 million for the next several years. See “— Future contractual obligations” for further information about future cash payments related to our long-term debt and preferred securities.

      We may, from time to time, as we deem appropriate, enter into similar or other repurchase or retirement transactions that in the aggregate may be material.

Capital Needs.

      We currently anticipate that our future capital needs, subsequent to September 30, 2003, will principally consist of funds required for:

•	capital expenditures, as discussed immediately below under “— Capital expenditures;”

•	operating expenses relating to our network;

•	future investments, including the purchase of certain of WorldCom’s FCC licenses and other network assets, potential spectrum purchases and investments in new business opportunities;

•	potential substantial payments in connection with the Consensus Plan relating to the proposed public safety spectrum realignment (see Part II, Item 5. “Other Information”);

•	purchase and retirement of our 9.95% senior notes, our 9.75% senior notes, our 12% senior notes and our 4.75% convertible senior notes;

•	debt service requirements related to our long-term debt, capital lease and financing obligations and mandatorily redeemable preferred stock;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.

      Capital expenditures. Our capital expenditures during the nine months ended September 30, 2003 were $1,158 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

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

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2003, we began deploying the 6:1 voice coder technology that is designed to allow us to more efficiently use our spectrum and reduce our network capital expenditures. Because the network efficiencies relating to the 6:1 voice coder technology are dependent on use of handsets operating in the 6:1 mode, our plans assume that the realization of the capacity and related financial benefits is timed to coincide with the deployment and use of those handsets. We currently anticipate beginning to realize meaningful benefits beginning in the latter half 2004. If there are substantial delays in the deployment of handsets operating in the 6:1 mode, those benefits would also be delayed. See “— Forward-Looking

Statements.” Technological developments like this would allow us to significantly reduce the amount of capital expenditures we would need to make for our current network in future years. However, any anticipated reductions in capital expenditures could be more than offset to the extent we incur additional capital expenditures to deploy new technologies, such as high-speed data technology. We will deploy a new technology only when deployment is warranted by expected customer demand, when we have sufficient capital available and when the anticipated benefits of services requiring the next generation technology outweigh the costs of providing those services.

      Future contractual obligations. The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our most significant contractual obligations as of September 30, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

		Remainder					2008 and
Future Contractual Obligations	Total	of 2003	2004	2005	2006	2007	Thereafter

				(in millions)
Public senior notes (1)(2)(3)	$11,900	$1,465	$511	$511	$511	$795	$8,107
Bank credit facility (4)	5,662	95	505	647	701	749	2,965
Capital lease and finance obligations	211	12	49	51	53	46	—
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	1,536	121	448	347	236	157	227
Other	2,105	107	464	381	316	214	623

Total	$21,659	$1,800	$1,977	$1,937	$1,817	$1,961	$12,167

(1)	These amounts include the effect of our third quarter announcements to redeem $500 million in outstanding aggregate principal amount of our 9.95% senior notes and the entire outstanding aggregate principal amounts of our 9.75% and 12% senior notes.

(2)	These amounts do not include the effect of our October 2003 announcements to redeem the remaining $499 million in outstanding aggregate principal amount of our 9.95% senior notes and the entire outstanding aggregate principal amount of our 4.75% convertible senior notes.

(3)	These amounts do not include the sale of our 6.875% senior notes, which was completed in October 2003.

(4)	These amounts include principal and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional future drawdown under the revolving loan commitment.

      The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $303 million for spectrum acquisitions, including about $144 million for the pending acquisition of certain FCC licenses and other network assets of WorldCom, and leasing agreements entered into and outstanding as of September 30, 2003. Included in the “Other” caption are minimum amounts due under our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “Other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 15 of the consolidated financial statements contained in our 2002 annual report on Form 10-K.

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

      Future outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing activities and our debt service requirements. We expect to fund our capital needs for at least the next twelve months by using our cash balances on hand, funds available under our credit facility and anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures, including an expected positive impact associated with the network efficiencies relating to the deployment of 6:1 voice coder technology;

•	our scheduled debt service requirements; and

•	cash used or required, subsequent to September 30, 2003, to purchase and retire our 9.95% senior notes, our 9.75% senior notes, our 12% senior notes and our 4.75% convertible senior notes.

      Additionally, we have the ability to use existing cash, cash equivalents and short-term investments on hand and available of $3.6 billion as of September 30, 2003, or drawdown on the available revolving loan commitment under our credit facility of about $1.2 billion as of September 30, 2003 to fund our capital needs.

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

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	general economic conditions in the geographic areas and occupational market segments that we are targeting for our digital mobile network service;

•	the availability of adequate quantities of system infrastructure and handset equipment and components to meet service deployment and marketing plans and customer demand;

•	the availability and cost of acquiring additional spectrum;

•	the timely development and availability of new handsets with expanded applications and features, including those that operate using 6:1 voice coder software;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our digital mobile network performance;

•	the successful implementation and performance of the technology being deployed in our various market areas, including the 6:1 voice coder software upgrade;

•	market acceptance of our JavaTM embedded handsets and service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies for us, or in our relationship with it, as a result of the proposed spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way radio services first introduced by one of our competitors in the third quarter of 2003;

•	the impact of legislation or regulatory actions relating to specialized mobile radio services, wireless communications services or telecommunications generally, including, for example, the impact of number portability on our business;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, bank credit facilities and mandatorily redeemable preferred stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of September 30, 2003, we did not have any derivative instruments. Additional information regarding our derivative transactions can be found in note 5 to the condensed consolidated financial statements.

      As of September 30, 2003, we held $1,028 million of short-term investments consisting of debt securities in the form of commercial paper and corporate bonds. As the weighted average maturity from the date of purchase was less than five months, these short-term investments do not expose us to a significant amount of interest rate risk.

      As of September 30, 2003, the fair value of our investment in NII Holdings’ 13% senior secured notes, which was determined based on quoted market prices of the notes, totaled $67 million. This investment is reported at its fair value in our financial statements.

      The table below summarizes our remaining interest rate risks as of September 30, 2003 in U.S. dollars. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at September 30, 2003. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. This table also assumes that we will refinance our indebtedness to levels necessary to avoid an earlier repayment obligation with respect to our bank credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Resources.” Fair values included in this section have been determined based on:

•	quoted market prices for our senior notes and mandatorily redeemable preferred stock;

•	estimates from bankers for our bank credit facility; and

•	present value of future cash flows for our capital lease and finance obligations using a discount rate available for similar obligations.

      Notes 7, 8, 9 and 12 to the consolidated financial statements included in our 2002 annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facilities, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate	$1,277	$39	$43	$48	$328	$6,418	$8,153	$8,430
Average Interest Rate	10%	10%	10%	10%	5%	9%	8%
Variable Rate	$50	$327	$433	$466	$505	$2,656	$4,437	$4,394
Average Interest Rate	3%	3%	3%	3%	3%	5%	4%

Item 4.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Nextel’s internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We are involved in certain legal proceedings that are described in our annual report on Form 10-K for the year ended December 31, 2002, or our 2002 Form 10-K, and our subsequent quarterly reports on Form 10-Q. During the three months ended September 30, 2003, there were no material developments in the status of those legal proceedings that have not been previously disclosed in those reports, except as set forth below.

      We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The settlement, if found to be fair and finally approved by the court, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations.

Item 2.     Changes in Securities and Use of Proceeds.

      During the third quarter 2003, we issued 30 million shares of our class A common stock to existing security holders in connection with the exchange of debt securities discussed under Part I, note 2, “Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock.” These shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 3(a)(9).

      In connection with various consulting services provided by Giuliani Partners, LLC beginning in May 2002, we issued 1.2 million shares of our class A common stock to Giuliani Partners in the third and fourth quarters 2003, pursuant to the terms of the nonqualified stock option agreement, dated as of May 30, 2002, for an aggregate exercise price of about $5.4 million. The shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2).

Item 5.     Other Information.

      We described certain regulatory proceedings that may have an effect on our business in our 2002 Form 10-K and our subsequent quarterly reports on Form 10-Q. The following is a summary of certain developments since our last quarterly report.

      800 MHz Realignment Plan. We, along with the leading public safety and private wireless organizations, have proposed a comprehensive Consensus Plan for mitigating interference to 800 MHz public safety licensees through a realignment of the 800 MHz land mobile radio spectrum to separate public safety and private wireless operations from cellularized operations. Under the Consensus Plan, we would exchange certain portions of our spectrum in the 800 MHz band to relocate public safety and private wireless operators to the lower portion of the 800 MHz band, as well as relinquish all of our spectrum in the 700 MHz and 900 MHz bands in exchange for 10 MHz of contiguous spectrum in the 1.9 GHz band. As part of the Consensus Plan, we have committed to provide up to $850 million to pay the relocation expenses incurred by public safety and private wireless incumbent licensees that are required to relocate under the Consensus Plan. In November 2003, we notified the FCC that, to reinforce our financial commitment, upon adoption of the Consensus Plan, we will deposit $100 million in cash in an escrow account to be available to pay these relocation expenses, and will secure the remaining $750 million commitment through one or more irrevocable stand-by letters of credit issued by internationally recognized commercial lending institutions. It is uncertain what solutions to these interference problems, if any, may be adopted by the FCC.

      Wireless Local Number Portability. The FCC’s wireless local number portability implementation deadline is November 24, 2003. We have implemented the operational and technical changes necessary to facilitate porting in and out of our network, and have reached agreements with several wireless carriers that define the process to be followed when porting phone numbers. However, given the interdependence of other carrier operations and processes to facilitate a port, and the lack of clear FCC guidance on those processes, the wireless number portability process initially may be subject to errors and delays.

      911 Services. Pursuant to FCC requirements, wireless carriers, including us, are required to provide E911 services to their customers. Customers will be able to access our E911 services only with Assisted Global Positioning Satellite, or AGPS, handsets. Pursuant to specific FCC benchmarks, we must make these handsets available to our customers, ultimately ensuring that 95% of our entire customer base has an AGPS handset by December 31, 2005. In October 2003, the FCC denied our petition in which we sought reconsideration of the FCC order stating that we would be solely responsible for meeting the Phase II handset penetration deadlines, even in the event that Motorola, our sole supplier for substantially all of our handsets, is unable to produce the necessary handsets and associated infrastructure on a timely basis. The FCC, however, clarified that potential fines or forfeitures for failure to comply with the waiver deadlines could be mitigated by demonstrating that our vendors were unable to supply the necessary equipment.

      Telemarketing. In August 2003, the FCC’s revised telemarketing rules implemented under the Telephone Consumer Protection Act went into effect. Among other things, the rules provide consumers with different options for avoiding unwanted telephone solicitations and establish, in conjunction with the Federal Trade Commission, a national do-not-call registry for consumers who wish to avoid receiving unwanted telemarketing calls. The FCC determined that this national database will allow wireless subscribers to register their wireless telephone numbers on this registry if they no longer wish to receive telemarketing calls from companies with which they do not have an existing business relationship.

      New Spectrum Opportunities, Spectrum Auctions, and Third Generation Wireless Services. The FCC will be auctioning blocks of spectrum that can be used for wireless services in the near and distant future. In one auction, scheduled for February 11, 2004, the FCC intends to auction 60 Major Trading Area specialized mobile radio licenses in the 900 MHz band in various parts of the country. The second auction, which has not yet been scheduled, includes 90 MHz (in the 1710-1755 MHz and 2110-2155 MHz bands) of spectrum that will be made available for broadband and advanced wireless service deployment.

      Secondary Spectrum Markets Proceeding. In October 2003, the FCC released new rules that will increase the flexibility for licensees to engage in various forms of spectrum leasing arrangements.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

4	Form of Series B 6.875% senior serial redeemable note due 2013
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated July 16, 2003 and filed on July 17, 2003, reporting under Item 5, and furnishing under Item 9, our financial results and other data for the quarter ended June 30, 2003.

2.	Current report on Form 8-K dated July 16, 2003, and filed on July 17, 2003, furnishing under Item 9 a press release that announced our intention to offer $1 billion of senior notes and to redeem certain preferred stock and all of our 10.65% senior notes.

3.	Current report on Form 8-K dated July 23, 2003, and filed on July 24, 2003, reporting under Item 5, our offering of $1 billion of our 7.375% senior notes and filing a statement of the eligibility of the trustee for such notes.

4.	Current report on Form 8-K dated and filed on July 30, 2003, reporting under Item 5, the Underwriting Agreement, dated as of July 22, 2003, and Indenture for $1 billion of our 7.375% senior notes.

5.	Current report on Form 8-K dated September 8, 2003, and filed on September 9, 2003 furnishing under Item 9 a press release that announced that our Chief Executive Officer would be re-affirming financial guidance at a conference.

6.	Current report on Form 8-K dated and filed September 19, 2003, reporting under Item 5, the Underwriting Agreement, dated as of September 17, 2003, for $1 billion of our 7.375% senior notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Vice President and Controller
(Principal Accounting Officer)

Date: November 10 , 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4	Form of Series B 6.875% senior serial redeemable note due 2013
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications