Form 10-K
period 2003-12-31
NEXTEL COMMUNICATIONS INC
filed 2004-03-11
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

      Based on the closing sales price on June 30, 2003, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was about $16,283,571,014.

      On February 27, 2004, the number of shares outstanding of the registrant’s class A common stock, $0.001 par value, and class B nonvoting common stock, $0.001 par value, was 1,071,946,360 and 35,660,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held May 27, 2004 are incorporated in Part III, Items 10, 11, 12, 13 and 14.

See page 35 for “Executive Officers of the Registrant.”

NEXTEL COMMUNICATIONS, INC.

PART I

Item 1.     Business

A.     Overview

      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services that include: digital wireless mobile telephone service; Nextel Nationwide Direct ConnectSM walkie-talkie service; and a number of wireless data applications, including email, mobile messaging and Nextel Online® services, which provide wireless access to the Internet, an organization’s internal databases and other applications. For 2003, we had $10.8 billion in operating revenues and income available to common stockholders of $1.47 billion. As of December 31, 2003, we provided service to about 12.9 million subscribers, excluding subscribers who purchase pre-paid services under our Boost Mobile™ brand, and had total assets of $20.5 billion, long-term debt of $10.0 billion, and stockholders’ equity of $5.8 billion, including an accumulated deficit of $6.3 billion.

      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 293 of the top 300 U.S. markets where about 250 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2003, we owned about 30% of the outstanding common stock of Nextel Partners.

      As of December 31, 2003, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. In November 2002, NII Holdings completed a reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to the completion of that reorganization, NII Holdings was our substantially wholly-owned subsidiary.

      Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000. In addition, we have sales and engineering offices throughout the country.

B.     Business Strategy

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. We also seek to drive greater operating efficiencies in our business and optimize the performance of our network while minimizing costs. The wireless communications industry is highly competitive. Although we believe competitive pricing is often an important factor in potential customers’ purchase decisions, we also believe that many users, including businesses, government agencies and high-value individuals who utilize premium mobile communications features and services base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently.

      1. Provide differentiated products and services. We seek to provide the most advanced suite of differentiated products and services in the wireless industry. For over 10 years, our customers have been able to communicate instantly within their coverage area using our Nextel Direct Connect® walkie-talkie service. In 2003, we expanded this unique service with the introduction of our Nationwide Direct Connect walkie-talkie service, giving our customers the ability to communicate instantly with the over 14 million Nextel and Nextel Partners subscribers on our networks across the continental United States and to and from Hawaii. In September 2003, we also expanded Nationwide Direct Connect service internationally through an agreement with NII Holdings into the northern region of the Mexican state of Baja California and, in 2004, we plan to further extend the reach of Nationwide Direct Connect service in other areas of North America and into Latin America.

      Our nationwide, all-packet data network supports a comprehensive suite of services that allows our customers to send and receive wireless email messages and communicate through sophisticated business applications using Nextel wireless phones in addition to laptop computers and handheld computing devices. In the latter half of 2004, we plan to begin the deployment of an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds. We also are conducting a field trial of Nextel Wireless BroadbandSM, an easy-to-use and secure service that connects customers to the Internet at broadband speeds with the full mobility of wireless service.

      We believe that we differentiate ourselves from our competition by focusing on the quality of our customer care. We have designed and implemented our customer Touch Point strategy to improve our customer relationships by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch”, our customers, including sales, fulfillment, activation, billing, network quality, collections and overall customer care.

      2. Acquire and retain the most valuable customers in the wireless industry. Our differentiated products and services allow us to target the most valuable customer groups in the wireless industry: small, medium and large businesses; government agencies; and high-value individuals. Our focus on these customer groups has resulted in our acquiring what we believe to be the most valuable customer base, with the highest customer loyalty rate, the highest monthly average revenue per customer and the highest lifetime revenue per customer of any national service provider in the wireless industry. To complement our efforts to acquire and retain these valuable customers and to further expand our customer base, in 2003, we introduced our new logo and the “Nextel. Done.™” branding and related advertising programs, and, in 2004, we embarked on our 10-year title sponsorship of the NASCAR NEXTEL Cup Series™, the National Association of Stock Car Auto Racing, or NASCAR®, season championship series, providing unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States.

      We have also been exploring other markets that may present further opportunities for profitable growth, including through our Boost Mobile brand, which targets the youth and pre-paid calling wireless markets in California and Nevada. In 2004, we plan to expand the Boost Mobile brand and services into several additional markets.

      3. Seek greater operating efficiencies. We continually seek new ways to create operating efficiencies in our business. In 2003, we outsourced our cell site development functions to several vendors. In 2003, we also continued to expand our customer convenient, and cost-efficient, distribution channels, primarily through the opening of over 200 additional Nextel stores, bringing our total to over 600 stores at December 31, 2003. In 2003, we also continued to realize the benefits of earlier cost reduction initiatives, including the integration of our customer data bases and outsourcing of significant portions of our information technology and customer care operations.

      4. Optimize the performance of our nationwide network at a minimum cost. We have built the largest guaranteed all digital wireless network in the United States, which we designed and constructed to support the full complement of our wireless services. In 2003, we continued to implement enhanced processes and technologies designed to allow us to more efficiently utilize our network and monitor its performance. These efforts have allowed us to maintain sufficient capacity on our network while constructing fewer additional transmitter and receiver sites than otherwise would have been necessary to maintain network quality. In 2004, we will seek to continue to improve our network by building additional sites where necessary to expand our network’s geographic coverage and capacity to meet the growing demand of our customers. In addition, we plan to introduce handsets that, together with software that we recently installed in our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use.

C.     2003 and Year-to-Date 2004 Significant Developments

      During 2003 and continuing into 2004, we took a number of actions designed to advance our overall business strategy of providing differentiated products and services to high-value customers, as well as to improve our operations and overall financial condition including the following:

      1. Nationwide Direct ConnectSM service launch. In July 2003, we completed the implementation of our Nationwide Direct Connect walkie-talkie service, which allows our customers to communicate instantly with the over 14 million Nextel, Nextel Partners and Boost Mobile subscribers on our networks across the continental United States and to and from Hawaii. In September 2003, we also expanded Nationwide Direct Connect service internationally through an agreement with NII Holdings into the northern region of the Mexican state of Baja California. See “— D. Products and Solutions — 1. Nextel Direct Connect.”

      2. New handsets. In the third quarter 2003, we introduced the i205 and the i730 handsets designed and manufactured by Motorola. Both handsets feature assisted global positioning capabilities for location-based services and enhanced 911, or E911, capability, expanded phone books that store more entries, and sleek new designs. In December 2003, we introduced the i305 and i530 handsets, our first all-weather mobile phones, which have been designed with a focus on durability to meet the needs of customers in industrial sectors, as well as others who demand a phone that can resist dust, shock, vibration, and extreme weather. In January 2004, we introduced the BlackBerry 7510TM wireless handheld device designed and manufactured by Research In Motion, or RIM. The BlackBerry 7510 provides integrated access to one or multiple corporate and personal email accounts. It also features a built-in cell phone with a speakerphone, personal organizer and web browser, and supports Nextel Online and our Direct Connect services. See “— D. Products and Solutions — 3. Handsets.”

      3. Brand strategy and NASCAR sponsorship. In June 2003, we refined our marketing and brand strategy to more closely align it with the elements of our business strategy that focus attention on productivity, speed, and getting things done. Two significant components of this initiative included our June 2003 announcement that we had become the title sponsor of one of the most popular sports in the United States, the NASCAR premier national series, now known as the NASCAR NEXTEL Cup Series, beginning with the NASCAR® Daytona 500® in February 2004, and the September 2003 introduction of our new “Nextel. Done.” branding and related advertising initiatives. See “— G. Marketing.”

      4. Expanded retail distribution channels. In 2003, we opened over 200 additional Nextel stores, bringing our total to over 600 stores at December 31, 2003, to generate new customers and brand awareness and to serve as additional points of contact for existing and new customers. In 2003, we also expanded the use of our web sales and telesales. Together, these new customer convenient distribution channels accounted for over 30% of our new subscribers in 2003. See “— F. Sales and Distribution.”

      5. Boost Mobile. As of December 31, 2003, we had about 405,000 subscribers of our Boost Mobile pre-paid wireless service, which is designed for the youth and pre-paid calling wireless markets and was launched in late 2002 in California and Nevada. In 2004, we plan to expand the Boost Mobile brand into several additional markets. See “— F. Sales and Distribution.”

      6. New data applications. In November 2003, we announced that, in the latter half of 2004, we plan to begin the deployment of WiDEN network infrastructure equipment and software that is designed to increase the data speeds of our network by up to four times the current speeds. In 2004, we began a field trial of Nextel Wireless Broadband, an easy-to-use, completely mobile, and secure service that connects customers to the Internet at broadband speeds. See “— D. Products and Solutions — 5. Broadband wireless data initiative.”

      7. Debt and preferred stock retirements and financing activities. During 2003, we retired $7.8 billion in long-term debt and preferred stock and issued $4.7 billion in new lower cost debt, resulting in net principal retirements of $3.1 billion. Specifically, we:

•	purchased and retired over $4.0 billion in aggregate principal amount at maturity of outstanding senior notes and convertible senior notes, and $932 million in aggregate face amount of outstanding mandatorily redeemable preferred stock, in exchange for about 30.6 million shares of class A common stock valued at $588 million and $4.6 billion in cash;

•	reduced the principal amount of outstanding term loans under our bank credit facility by $574 million by prepaying about $2.8 billion of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2.2 billion term loan under that facility that matures in December 2010; and

•	sold $2.5 billion in aggregate principal amount of new senior notes, consisting of $2.0 billion of 7.375% senior notes due 2015, and $500 million of 6.875% senior notes due 2013, which generated nearly $2.5 billion in net cash proceeds.

      In addition, during 2003, we issued about 27 million shares of class A common stock under our direct stock purchase plan, which generated net cash proceeds of $499 million.

      See notes 6 and 11 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      8. Proposed public safety spectrum realignment. We, along with a coalition of private wireless industry associations and public safety associations, have proposed to resolve interference experienced by public safety communications systems through the realignment of the 700, 800 and 900 megahertz, or MHz, spectrum, in which we principally operate or own significant licenses. If approved by the Federal Communications Commission, or FCC, we would vacate certain portions of our spectrum holdings, and exchange certain portions of our spectrum for other spectrum. We also would contribute up to $850 million over several years towards the cost of spectrum relocation of public safety and private wireless users. In November 2003, we notified the FCC that if our proposed realignment plan is approved, to satisfy our relocation commitment under the plan, we would deposit $100 million in cash in an escrow account to be available to pay relocation costs, and would secure the remaining $750 million commitment through one or more irrevocable stand-by letters of credit issued by internationally recognized commercial lending institutions. The letters of credit would provide payments for relocation costs should we fail to meet our funding obligations under the plan. We cannot predict whether, or under what terms, the FCC would approve the proposed realignment plan, and there is no assurance that the FCC will adopt any realignment plan. See “— K. Regulation — 2. Proposed public safety spectrum realignment.”

      9. Spectrum acquisitions. In January 2003, we consummated the acquisition of all of the stock of NeoWorld Communications, Inc., which owned and operated 900 MHz specialized mobile radio, or SMR, systems, for which we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003. In July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase certain FCC licenses and other network assets of WorldCom, Inc., and, in November 2003, the U.S. Bankruptcy Court approved our $51 million bid to purchase certain FCC licenses, interests in certain FCC licenses and other network assets of Nucentrix Broadband Networks, Inc. The WorldCom and Nucentrix licenses relate to spectrum that we may use in connection with the deployment of certain broadband services. The closing of each of these transactions is subject to approval by the FCC and is currently expected to occur in 2004. See “— E. Our Network and Technology — 2. Network enhancement.”

D.     Products and Solutions

      We offer a wide range of wireless communications services and related subscriber equipment designed to meet the needs of our targeted customer groups, including small, medium and large businesses, government workers and individuals who utilize premium mobile communications features and services. These services and equipment have been designed to provide innovative features that meet those customers’ need for fast and reliable voice and data communications that allow them to get things done quickly and efficiently.

      1. Nextel Direct Connect®. One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. Nextel Direct

Connect gives customers the ability to instantly set up a conference — either privately (one-to-one) nationwide or with a group (one-to-many) within their local calling area — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional wireless call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organization and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly.

      In 2003, we significantly expanded our Direct Connect service by introducing Nationwide Direct Connect, which allows any two Nextel customers to instantly contact one another from anywhere on the Nextel National Network, regardless of the sender’s or receiver’s location. We completed the introduction of Nationwide Direct Connect in July 2003. In September 2003, we also expanded Nationwide Direct Connect service internationally through an agreement with NII Holdings into the northern region of the Mexican state of Baja California. In 2004, we plan to further extend the reach of Nationwide Direct Connect in other areas of North America and into Latin America.

      Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Direct Connect, we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use.

      2. Wireless business solutions and Nextel Online®. We offer a variety of wireless business solutions that are designed to help companies increase productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote email access and mobile messaging services using two-way text communications capabilities from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, Nextel wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information by integrating with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management, to support true workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that leverage the unique capabilities of our data network, such as the ability to accurately and in real time, locate handsets using assisted global positioning system, or A-GPS. Wireless business services are backed by a comprehensive customer support service center and what we believe is the widest range of tools available to help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through Nextel Online, which combines the vast resources of the Internet with convenient mobile content services, all from their handset.

      In the latter half of 2004, we plan to begin the deployment of an enhancement to our existing iDEN technology, known as WiDEN, that is designed to increase the data speeds of our network by up to four times the current speeds. We believe that this enhancement will allow us to meet our customers’ needs for faster wireless data communications.

      We believe that our wireless business solutions will contribute to customer retention and generate incremental revenue by providing companies a comprehensive framework for creating end-to-end wireless value.

      3. Handsets. We offer all of our voice and data communications features and services through handsets we sell that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, including digital wireless service, Nextel Direct Connect walkie-talkie service, wireless Internet access and two-way messaging capabilities. All of our handsets are developed and manufactured by Motorola, other than the BlackBerry 7510 device, which is manufactured by RIM. Our handsets range from basic models, like the i205 designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to the recently introduced BlackBerry 7510, which provides integrated access to one or multiple corporate and personal email accounts, in addition to many of the features of digital wireless and Nextel Direct Connect services. Our handsets offer a wide range of features, and many include a built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-

free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and datebook tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards. SIM cards carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web based back-up tools. Many of our handsets include pre-installed Java™ applications and games. Java enables users to create and execute a number of mobile applications, and supports a wide range of downloadable digital media capabilities, such as ring tones and wallpaper that allow customers to personalize their handset.

      In 2003, we introduced a number of new handsets. In October 2003, we introduced the i205, designed not only to serve the needs of specific business customers, such as field services, construction and transportation employees, but also the price conscious customer. The i205 features A-GPS capabilities for location-based services and E911 and personalization features, such as downloadable ring tones.

      In November 2003, we introduced the i730, the most advanced handset that we have offered to date. The i730 features A-GPS capabilities for location-based services and E911 and numerous other features, such as Java applications, speaker phone, voice recorder, voice-activated dialing and audio caller identification through user-assigned ring tones, and an expanded phone book that stores up to 600 entries.

      In December 2003, we introduced the i305 and i530 handsets, both of which feature A-GPS capabilities. These handsets are our first all-weather mobile phones, and have been designed with a focus on durability to meet the needs of customers in industrial sectors such as construction and public service, as well as others who demand a phone that can resist dust, shock, vibration, and extreme weather. The i305 features a rubber encasing and sculpted grip for comfort, and has an interior lining and seals that protect against exposure to rain, sleet, humidity, salt, fog and snow intrusion. It adheres to military standards, for both rugged construction and rain-resistance, and can withstand temperatures ranging from minus 14 to 248 degrees Fahrenheit. The i530 features a flip-style design that is covered in a protective rubber casing for a non-slip grip and extra durability, and meets military standards for resistance to dust, shock, vibration and humidity.

      In January 2004, we introduced the BlackBerry 7510 designed and manufactured by RIM. The BlackBerry 7510 offers the combination of a wireless handset, personal data assistant, color display and “always-on” wireless access to business email capability, which allows customers to automatically and wirelessly receive and answer email as they would on their computers with a standard typewriter keyboard. It features a built-in cell phone with a speakerphone, personal organizer and web browser, and supports Nextel Online and our Direct Connect walkie-talkie services.

      In February 2004, in connection with our sponsorship of the NASCAR NEXTEL Cup Series, we introduced the NASCAR NEXTEL Cup Series Phone and ten NASCAR NEXTEL Cup Series Driver Phones. These handsets include all of the features of the i730 handsets and a number of unique NASCAR-related features. The NASCAR NEXTEL Cup Series Phone displays a checkered flag and a NASCAR NEXTEL Cup Series logo, and the NASCAR NEXTEL Cup Series Driver Phones each feature the number and unique design, colors and signature of the particular driver. These handsets also are pre-loaded with content especially designed for NASCAR fans, including: wallpaper of the series logo, photos of cars on the track, and the driver’s car number and a photo of the driver; ring tones of familiar tunes, such as the national anthem, as well as sounds from the track; a digital racing stopwatch; and, for Nextel Online subscribers, access, directly from a special icon on the handset’s main menu, to information such as a live leader board, a race schedule and driver biographies and statistics.

      We also offer the Motorola i88s and i58sr, both of which feature A-GPS capability and Java applications. The i58sr was designed with a focus on durability in order to meet the needs of customers in industrial sectors, such as construction and public safety, offers a non-slip rubber grip and adheres to certain military standards for resistance to dust, shock and vibration, for additional protection in harsh working environments.

      We also offer handsets designed specifically for local, state and federal public safety and law enforcement agencies and organizations. These handsets enable us to offer services specifically designed for public safety and law enforcement officials, such as priority access and emergency group connect.

      In 2004, we plan to introduce several new phones including: the i830, our smallest and sleekest phone ever; the i860, our first of several camera phones that we expect to introduce; the i315, our first phone to feature “off network” two-way radio service for business and public safety users; and a dual-mode, iDEN and global system for mobile communications, or GSM, Smart Phone equipped with the Microsoft® Windows® Smartphone Operating System and an integrated camera.

      4. Digital media services. In 2003, we began offering customers the ability to easily and conveniently personalize selected phones through the purchase and download of digital media such as wallpaper patterns and musical ring tones. Through the handset and our Nextel Online web portal, customers can select from a large and growing catalog of digital media and applications.

      5. Broadband wireless data initiative. In 2004, we began a field trial of Nextel Wireless Broadband, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service. Participants in the trial include employees from select Nextel enterprise customers. Nextel Wireless Broadband is expected to offer average downlink speeds of 0.75 to 1.5 megabits per second, or mbps, with burst rates of up to 3.0 mbps, which would make the service comparable to digital subscriber line, or DSL, and cable broadband services. The service will be up to 50 times faster than dial-up connections with the added benefit of the freedom to connect without the constraints of being tethered to the home or office or needing to search for wireless fidelity, or WiFi, hot spots. This mobile broadband technology is Internet-protocol-friendly, which will allow trial participants to easily connect to their main databases and run applications. This field trial, which is expected to be completed in 2004, is designed both to evaluate the quality and performance of the technology being used to provide the service and to assess customer demand, preferences and feature requirements associated with the service.

E.     Our Network and Technology

      1. Our iDEN network technology. Our handsets and network infrastructure employ the iDEN technology developed and designed by Motorola. iDEN technology is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We currently are the only national U.S. wireless service provider that utilizes iDEN technology, and the iDEN handsets that we offer are not currently designed to roam onto non-iDEN domestic national wireless networks. Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum and to offer the Nextel Direct Connect service, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation. We also rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry 7510, which is manufactured by RIM. See “— M. Risk Factors — If Motorola is unable or unwilling to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected.”

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

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies that share certain basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the TDMA technology format and shares many common features and components of GSM technology, it differs in a number of significant respects from the versions of TDMA and GSM technology used by other wireless service providers in the United States.

      The iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of spectrum more efficiently. This increase in capacity is accomplished in two ways.

•	First, each channel on our network is capable of carrying up to six voice and/ or control paths, by employing six-time slot TDMA digital technology, or up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our Direct Connect service achieves about six times improvement over analog SMR in channel utilization capacity. We also currently achieve about three times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service. We have plans to implement enhancements to the voice coder and related technology used in our iDEN-based network that is designed to significantly increase the overall capacity of our network by increasing the capacity for channels used for mobile telephone service. See “— 3. Our technology plans.”

•	Second, our network reuses each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Motorola provides the iDEN infrastructure equipment and substantially all of the handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. In 2003, the terms of the primary supply agreements for Motorola handsets and iDEN infrastructure expired. We are in the process of renegotiating new long-term supply agreements with Motorola for the purchase of network infrastructure equipment and subscriber handsets, and currently are purchasing equipment and supplies from Motorola under interim arrangements and purchase orders under economic terms substantially similar to those of the expired agreements.

      Motorola also provides integration services in connection with the deployment of our iDEN network elements. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements.

      In addition to the extensive domestic coverage provided on our network and the network operated by Nextel Partners, our customers are able to travel outside the United States and still receive the benefits of their Nextel service where we have roaming or interoperability agreements. We have entered into interoperability agreements with NII Holdings’ Latin American affiliates to provide for coordination of customer identification and validation necessary to facilitate roaming between our domestic markets and NII Holdings’ Latin American markets. We also have roaming agreements in effect with TELUS Corporation in Canadian market areas where TELUS offers iDEN-based services. Furthermore, the Motorola i2000plus handset we offer is a dual mode handset that operates on both the iDEN technology used by Nextel and the GSM 900 MHz standard and allows digital roaming on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries. Our iDEN SIM cards can also be placed in standard GSM handsets, such as the Motorola v60 GSM handset that we offer, to enable international roaming capabilities. Later this year, we plan to introduce the i930, a new dual-mode iDEN/ GSM phone, which will further enhance our international roaming capabilities.

      2. Network enhancement. During 2003, we expanded the geographic coverage of our network by adding nearly 1,200 transmitter and receiver sites to our network, bringing the total number of sites as of December 31, 2003 to nearly 17,500. We increased the number of additional sites built in 2003 as compared to 2002, as we embarked on a long-term plan to expand our network’s geographic coverage and capacity where necessary to meet the growing demand of our customers and to meet competition. In 2004, we plan to continue to pursue this goal by building an additional 2,200 transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base and by implementing the technological advancements discussed below under “— 3. Our technology plans.”

      We determine where to build new sites on the basis of the site’s proximity to targeted customers, our ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits, and in many cases, zoning approvals. Before a new site can be completed, we must complete equipment installation, including construction of equipment shelters, towers and power systems, testing and pre-operational systems optimization.

      In an effort to improve our network and expedite network deployment, in 2003, we entered into agreements to outsource our site development functions. Currently, we lease substantially all of our communications towers and other transmitter and receiver sites.

      Another key component in our effort to improve the coverage and capacity of our network and the quality of our services is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. During 2003, we completed the purchase of additional spectrum in the 800 and 900 MHz bands, in particular the purchase of the stock of NeoWorld Communications, Inc., which owned and operated 900 MHz SMR systems. We now have about 22 MHz of spectrum in the 800 and 900 MHz bands in most of the top 100 U.S. markets and about 4 MHz of spectrum in the 700 MHz band in most major U.S. metropolitan markets, which spectrum is not currently in use. In addition, in July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase certain FCC licenses and other network assets of WorldCom, and, in November 2003, the U.S. Bankruptcy Court approved our $51 million bid to purchase certain FCC licenses, interests in certain FCC licenses and other network assets of Nucentrix. The WorldCom and Nucentrix licenses relate to spectrum in the 2.1 gigahertz, or GHz, and 2.5 GHz bands that we believe can be adapted to provide broadband wireless data and other services. Upon completion of these transactions, we will hold licenses to a portion of this spectrum in 60 of the top 100 markets in the United States. The closing of each of these transactions is subject to approval by the FCC. Finally, we are seeking to resolve interference experienced by public safety communications systems through the realignment of the 700, 800 and 900 MHz spectrum. See “— 4. Proposed public safety spectrum realignment.”

      Another goal of our network enhancement efforts is to continue to optimize our network to increase the efficiency of our existing network equipment. We have implemented a number of initiatives to achieve this goal and improve the capital efficiency of our network, including a network software upgrade that redirects traffic from more heavily burdened cell sites to other available sites and a software application that enables us to better manage our use of frequency in the network. As a result of these efforts, we reduced capital expended on our network during 2003 while providing over 100 billion total system minutes of use on our network, an increase of 37% from 2002.

      3. Our technology plans. In October 2003, we began deploying in our network a significant upgrade to the iDEN technology, the 6:1 voice coder, which is designed to significantly increase the overall capacity of our network and specifically our network’s capacity to carry mobile telephone calls. This voice coder is designed to allow us to use our spectrum and our existing infrastructure more efficiently when compared to our current 3:1 voice coder that is used for mobile telephone service and to reduce capital expenditures that otherwise would be necessary to increase the capacity of our network. We completed the first step in this effort, the installation of software in our network infrastructure on a market-by-market basis, in the first quarter 2004. The increase in network capacity will be realized as handsets that operate using the 6:1 voice coder for both wireless interconnection and Direct Connect services are introduced into our customer base.

      In October 2003, we introduced the i205 and the i730 handsets, both of which have been designed to operate using both our existing 3:1 and the new 6:1 voice coders for mobile telephone calls. Although the performance and functionality of these handsets has met or exceeded our expectations in many respects, we have not been satisfied with the voice quality when the handsets operate in the 6:1 mode in some operating conditions. Specifically, we have found that additional filtering is required to improve the voice quality of calls using the 6:1 voice coder when the call involves other voice compression technologies as is the case, for example, for certain voice mail and conference call services and for international calls. Consequently, the versions of these handset models that are currently being sold operate only in the 3:1 mode, and commercial introduction of handsets that operate in the 6:1 mode has been delayed until we are satisfied that the voice quality will meet our customers’ expectations in all operating conditions. Based on the results of these efforts to date and our most recent testing, we currently expect to begin selling dual mode handsets that operate in both 3:1 and 6:1 modes in mid-2004. When deployed and operating in both modes, these handsets, in combination with the modified network, are expected to use substantially less network capacity than is used by our current handsets that operate only in 3:1 mode for mobile telephone calls and 6:1 mode for Nextel Direct Connect calls.

      In the event that we are not able to improve the performance of the 6:1 voice coder so that we are satisfied with the voice quality of the handsets when operating in 6:1 mode in all operating conditions, we may implement modifications to the network and handset technology that will allow the dual mode handsets to shift between 3:1 and 6:1 modes so that handsets operate in 6:1 mode only under conditions where we are satisfied with the voice quality. If these types of modifications are implemented, we anticipate that we would be able to achieve a significant increase in network capacity, but that increase would be more limited than if the dual mode handsets could operate in the 6:1 mode under all operating conditions. The extent of the increase in network capacity would depend on the amount of voice traffic carried using the 6:1 voice coder.

      Regardless of our approach, because any capacity increase and the related financial benefits will be realized gradually as these handsets are deployed and used by our customers, it is our expectation that most of these benefits will not begin to be realized until after 2004. If there are substantial delays in the deployment of handsets operating in both modes in all operating conditions, or if we are unable to timely implement network and handset modifications that allow us to achieve the increased network capacity benefits of the 6:1 voice coder for some portion of the calls on our network, those benefits also would be delayed or reduced, and we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs.

      In the latter half of 2004, we plan to begin the deployment of an enhancement to our existing iDEN technology, known as WiDEN, which is designed to increase the data speeds of our network by up to four times the current speeds. We are also evaluating potential future technology choices, which include CDMA, evolution data only (EvDO) and orthagonal frequency division multiplexing (OFDM), among others.

      We continuously review alternate technologies as they are developed, but currently do not believe that it is necessary to migrate to a next generation technology platform either to provide competitive features or services or to meet our voice capacity needs given the capacity enhancements expected later in 2004 and in subsequent years for the existing iDEN technology, as discussed above. Nevertheless, we continue to evaluate new technologies and their ability to meet our customers’ requirements. We will deploy a new technology only when it is warranted by expected customer demand and when the anticipated benefits of services requiring next generation technology outweigh the costs of providing those services. Some of the factors that may influence us to accelerate a deployment of a new technology include:

•	the possibility that expected capacity upgrades to our network may not be developed and delivered as currently contemplated;

•	a significant increase in customer demand for higher speed data services beyond those available using our existing network; and

•	developments relating to the spectrum realignment now before the FCC. See “— 4. Proposed public safety spectrum realignment.”

      Our consideration of alternative technologies would likely be materially affected by a number of factors, including our need to continue to provide iDEN-based services for our existing customer base.

      We have entered into a development agreement with QUALCOMM, Inc. to develop, subject to certain conditions and limitations, our Direct Connect service on various CDMA platforms. Development of the technology that will support this service continues, and we and QUALCOMM are in the process of marketing this service to wireless operators that have deployed advanced CDMA platforms outside the United States. We may enter into additional development agreements of this nature with other infrastructure or handset vendors. Several of our wireless competitors, some with the support of large infrastructure vendors, including Motorola, have introduced features and services that are designed to compete with our Direct Connect service on other technology platforms including CDMA and GSM. See “— I. Competition.” While these services could ultimately prove to be competitive alternatives to Direct Connect, their development also has the potential to broaden the technology alternatives available to us for future deployment if those services are capable of meeting our customers’ expectations. We are developing with Motorola a “gateway” that would permit a variety of data communications, including walkie-talkie style communications, between devices based on iDEN technology and those based on other technologies.

      4. Proposed public safety spectrum realignment. In recent years, a number of public safety communications systems have experienced interference in the 800 MHz block of spectrum. In November 2001, we filed an initial proposal with the FCC that would result in a more efficient use of spectrum through the realignment of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. This proposal was modified in August 2002 in cooperation with public safety associations and private wireless interests to form a “Consensus Plan” for the FCC’s consideration. Under the Consensus Plan proposal, we would exchange certain portions of our spectrum and relinquish other portions of our spectrum in exchange for other spectrum. If the FCC approves this plan as submitted, we have committed to contribute up to $850 million over the next several years primarily towards the cost of public safety relocation, and to satisfy this commitment by depositing $100 million in cash in an escrow account to be available to pay relocation costs, and securing the remaining $750 million commitment through one or more irrevocable stand-by letters of credit, which would provide payments for relocation costs should we fail to meet our funding obligations under the plan. We cannot predict whether, or under what terms, the FCC would approve the proposed realignment plan, and there is no assurance that the FCC will adopt any realignment plan. See “— K. Regulation — 2. Proposed public safety spectrum realignment.”

F.     Sales and Distribution

      Our differentiated products and services allow us to target the most valuable customers in the wireless industry: small, medium and large businesses; government agencies; and high-value individuals. Our focus on these customers has resulted in our acquiring what we believe to be the most valuable customer base in the wireless industry, with the highest customer loyalty rate, the highest monthly average revenue per customer and the highest lifetime revenue per customer of any national service provider in the wireless industry. We use a variety of sales channels as part of our strategy to increase our customer base: direct sales representatives; indirect sales agents; and customer-convenient channels, including web sales, telesales and Nextel stores.

      We employ direct sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on mid-to-large businesses and government agencies that value our industry expertise and extensive product portfolio, as well as our ability to develop custom communications capabilities that meet the specific needs of these larger customers.

      We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers. These indirect dealers represent our largest channel of distribution. Dealers are independent contractors that solicit customers for our service and are generally paid through commissions and residual commissions. Dealers participate with us in all the markets we serve including corporate, government, general business and individual sales. We have established a direct handset fulfillment system in which dealers may order handsets directly from Motorola and Motorola delivers them directly to the customer.

      In 2003, we continued to expand distribution through customer-convenient channels, including web sales, telesales and sales through our Nextel stores. These channels generally allow us to acquire customers at a lower cost than our traditional direct and indirect sales. Together, these channels accounted for nearly one-third of our new subscribers in 2003. We have expanded the number of new subscribers garnered through our web sales and telesales, and our customers’ willingness to buy through these customer-convenient channels has driven significant growth for us. On the web, customers are able to compare our various rate plans and access the full suite of our products and services, including handsets, accessories, and special promotions. Our website allows customers to make account inquiries and encourages handset and accessory sales directly over the Internet. We also provide our customers with a toll-free number (1-800-NEXTEL9) to purchase our products and services. In 2003, we opened over 200 additional Nextel stores, bringing our total to over 600 stores at December 31, 2003, which not only generate new customers and brand awareness, but also serve as additional points of contact for existing and new customers. As we increase brand awareness through our expanded advertising and marketing efforts, we believe our Nextel stores, web sales and telesales will be increasingly useful distribution channels for all of our services.

      We have also been exploring other markets that may present further opportunities for profitable growth, including through our Boost Mobile brand, which targets the youth and pre-paid calling wireless markets in California and Nevada. Through Boost Mobile, we offer pay-as-you-go wireless service and products including our Nationwide Direct Connect service, marketed as Boost Walkie-Talkie service, as well as a wide range of accessories, Java games for wireless phones, ring tones and other mobile services, all of which have been designed for today’s youth. In 2004, we plan to expand the Boost Mobile brand into several additional markets.

G.     Marketing

      Our marketing strategy focuses principally on:

•	identifying and targeting high-value customers that will benefit from the unique features offered by our full line of integrated voice and data mobile communications services;

•	developing and bringing to market innovative products and services that differentiate us from other wireless communications service providers; and

•	focusing our advertising efforts on communicating the benefits of those services to our targeted groups of potential customers.

      To complement these efforts and to further expand our customer base, in 2003, we introduced our new logo and the “Nextel. Done.” branding and related advertising programs, which are designed to focus attention on productivity, speed, and getting things done. In 2004, we embarked on our 10-year title sponsorship of the NASCAR NEXTEL Cup Series, the NASCAR season championship series, which provides unique exposure for our products and services to an estimated 75 million loyal NASCAR fans throughout the United States. Under this sponsorship, we are NASCAR’s Official Telecommunications Sponsor, which entitles us to a variety of branding, advertising, merchandising and technology-related opportunities, many of which are exclusive with NASCAR, its drivers and teams, and the racetrack facilities, subject to specified existing relationships. The goal of these initiatives, together with our other marketing initiatives that include affiliations with most major sports leagues, is not only to increase brand awareness in our targeted customer base, but also to expand the use of our customer-convenient distribution channels: web sales, telesales and Nextel stores.

      We offer pricing options that we also believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Nextel Direct Connect service minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our network or the compatible network of Nextel Partners in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of minutes for all handsets on their account and reallocate the aggregate minutes among those handsets.

H.     Customer Care

      We believe that we are able to differentiate ourselves from our competition by focusing on the quality of our customer care. In late 2002, we completed the implementation of our new billing and customer management system called “Ensemble”. The Ensemble system is a world class activation, billing, and customer management system that provides increased reliability and functionality for our customer care representatives, system scalability to allow services to be provided to an estimated 25 million subscribers, one common database and integration of all platform software modules included in the system. Through the Ensemble system, we have been able to better interact with our customers while reducing our costs.

      We have retained International Business Machines Corporation, or IBM, and Teletech Holdings, Inc. to manage our customer care centers. Transferring the day-to-day operations of the call centers has afforded us the ability to significantly refine our business processes and procedures, resulting in a higher customer satisfaction rating and an improved first call resolution rate, while minimizing costs. We believe these improvements in systems, organizational alignment, process and cost structure have positioned us to continue to make customer care a competitive advantage.

      In 2003, we designed and implemented our customer Touch Point strategy to improve our customer relationships by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch,” our customers, including sales, fulfillment, activation, billing, network quality, collections and overall customer care.

I.     Competition

      Since the introduction of mobile communications technology, growth in the industry has been rapid. As of June 2003, the Cellular Telecommunications and Internet Association, or CTIA, estimated that there were 148 million wireless handsets in service in the United States, providing analog cellular, digital cellular, enhanced SMR and PCS. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service.

      We compete principally with five other national providers of mobile wireless voice communications: Verizon Wireless, AT&T Wireless, Cingular Wireless (which, as described below, has recently announced plans to acquire AT&T Wireless), Sprint PCS and Deutsche Telecom/ T-Mobile. We also compete with regional providers of mobile wireless voice communications, such as Southern LINC. Additional licensees may enter our markets by operating systems utilizing frequencies obtained in FCC auction proceedings.

Some of the competitors listed above have financial resources, subscriber bases, coverage areas and/ or name recognition greater than we do. In addition, several of these competitors have more extensive channels of distribution than ours, a more expansive spectrum position than ours, or are able to acquire customers at a lower cost. Additionally, we expect our current and future competitors will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Because some of our competitors are affiliated with wireline telecommunications service providers, they are able to offer bundled sets of wireline and wireless services, which we currently are not able to offer.

      Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and high-value individuals are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. In particular, we believe we compete based on our differentiated service offerings and products, including Direct Connect. Several of our competitors, including Verizon Wireless, Sprint PCS and Alltel, have introduced services that are designed to compete with Nationwide Direct Connect, and others have announced plans to introduce similar services. Although we do not believe that the current versions of these competing services compare favorably with Nationwide Direct Connect in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Because the wireless industry often has competed based on price, to the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings may also adversely impact customer retention.

      Consolidation has and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. For example, on February 17, 2004, AT&T Wireless and Cingular Wireless, which is a joint venture of SBC Communications Inc. and BellSouth Corporation, announced that they had reached agreement on the terms of a merger of the two companies in a transaction that would create the largest wireless services provider based on the number of subscribers. Our larger competitors, like Verizon Wireless and the combined Cingular/ AT&T Wireless, have the additional potential advantages of size and scale that could allow them to deliver services in a more cost efficient manner. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that the venture participants will use to provide advanced services and entering into roaming arrangements that provide similar benefits. By using joint ventures and roaming arrangements, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional wireline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect that we will face competition from other technologies and services developed and introduced in the future, including potentially those using unlicensed spectrum, including WiFi.

J.     Our Strategic Relationships

      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results in 2003 and prior years and have the potential to have such an impact in the future. Of these, we believe that our operating and other arrangements with Motorola, Nextel Partners and NII Holdings are the most significant. In addition, for many years we also had a strategic relationship with Craig O. McCaw, who resigned from our board in late 2003. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — E. Related Party Transactions.”

      1. Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole provider of the iDEN infrastructure equipment and all of the handsets used throughout our network, except the BlackBerry devices, which are manufactured by RIM. As discussed above, we also work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our network. We also rely on Motorola for network maintenance and enhancement. See “— E. Our Network and Technology.”

      In July 1995, we acquired all of Motorola’s 800 MHz SMR licenses in the continental United States in exchange for 83.3 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. As of February 27, 2004, Motorola owned 47.5 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock, all of which can be converted into shares of class A common stock at Motorola’s election, representing about 8% of our class A common stock assuming that conversion. In addition, under the terms of the agreement relating to that acquisition, Motorola has the right to nominate two persons for election as members of our board of directors, but is not currently exercising this right.

      2. Nextel Partners. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. In those transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners in exchange for equity interests in Nextel Partners having a total agreed value of $140 million and cash of $142 million, which also included the reimbursement of costs and net operating expenses.

      As a result of Nextel Partners’ initial public offering in February 2000, our equity interest was converted into voting class B common stock and our total ownership interest was diluted. As a result of the initial public offering and subsequent transactions, we owned about 30% of the outstanding common stock of Nextel Partners as of December 31, 2003. In November 2003, Nextel Partners redeemed its nonvoting mandatorily redeemable preferred stock that we held for $39 million. At December 31, 2003, our investment in Nextel Partners was recorded at zero, as our share of Nextel Partners’ losses exceeded the book value of our investment.

      We entered into the relationships with Nextel Partners principally to accelerate the build-out of our network outside the largest metropolitan market areas that initially were the main focus of our network coverage. As an inducement to obtain Nextel Partners’ commitment to undertake and complete the anticipated network expansion, we agreed that we would not offer wireless communications services under the Nextel brand name, iDEN services on 800 MHz frequencies, or wireless communications services that allow interconnect with landline telecommunications in Nextel Partners’ territory. We also have roaming agreements with Nextel Partners covering all of the U.S. market areas in which Nextel Partners currently provides, or will in the future provide, iDEN-based services.

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

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock if:

•	(i) we elect to cease using iDEN technology on a nationwide basis; (ii) this technology change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	we experience a change of control;

•	we breach the operating agreements; or

•	Nextel Partners fails to implement changes required by us to match changes we have made in our business, operations or systems.

      If we purchase the outstanding shares of Nextel Partners’ class A common stock:

•	As a result of the termination of our operating agreements with Nextel Partners as a result of our breach, the purchase price could involve a premium based on a pricing formula.

•	As a result of the termination of our operating agreements as a result of breach by Nextel Partners, the purchase price could involve a discount based on a pricing formula.

•	As a result of the election of a majority of the non-Nextel stockholders to require us to purchase, after Nextel Partners’ failure to implement changes in business, operations or systems required by us, the purchase price will be an amount equal to the higher of the fair market value as determined by the appraisal process and a 20% rate of return on each tranche of invested capital in Nextel Partners, whether contributed in cash or in kind, from the date of its contribution through the purchase date, which value will be divided over all of Nextel Partners’ capital stock.

•	For any other reason, the purchase price will be the fair market value of the class A common stock. Under the certificate of incorporation of Nextel Partners, fair market value is defined as the price that a buyer would be willing to pay for all of Nextel Partners’ outstanding capital stock in an arm’s-length transaction and includes a control premium, as determined by an appraisal process.

      We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

      As of December 31, 2003, Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer, and Dennis M. Weibling, a member of our board of directors, each were directors of Nextel Partners.

      3. NII Holdings. NII Holdings provides wireless communications services using iDEN technology primarily in selected Latin American markets. In November 2002, NII Holdings, which prior to that time was our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code, having filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware, after it and one of its subsidiaries defaulted on credit and vendor finance facilities. Under the plan of reorganization, we received 1.4 million shares of NII Holdings’ new class A common stock in settlement of claims held by us. In addition, as part of the plan of reorganization, we contributed about $51 million in cash and received in exchange about $66 million in aggregate principal amount at maturity of NII Holdings’ 13% senior secured notes and 5.7 million additional shares of NII Holdings’ class A common stock. As part of the reorganization, we also provided NII Holdings with an additional $50 million in connection with a U.S.-Mexico cross border spectrum sharing arrangement between them and us.

      In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. As of December 31, 2003, we owned about 18% of the outstanding common stock of NII Holdings. In February 2004, we tendered the 13% notes to NII Holdings in exchange for $77 million in cash representing a tender price of $1,165 for each $1,000 in principal amount at maturity of the tendered notes.

      Mr. Donahue was a director of NII Holdings until March 2004.

      4. Craig O. McCaw. In December 2003, Craig O. McCaw resigned from our board, on which he had served since 1995. In 1995, Mr. McCaw acquired significant equity interests in Nextel, and we agreed to certain arrangements related to our corporate governance, including terms relating to the election of directors selected by Digital Radio, L.L.C., an affiliate of Mr. McCaw, the approval of specified transactions and corporate actions and the formulation of specified aspects of our business strategy. In connection with these equity investments, we also reached an agreement with Mr. McCaw and Digital Radio on a number of matters relating to the ownership, acquisition and disposition of our securities and limitations on Mr. McCaw’s and Digital Radio’s participation in two-way terrestrial based mobile wireless systems in North America and South America. In March 2003, we, Digital Radio and Mr. McCaw entered into an agreement revising these arrangements and terminated substantially all corporate governance and other rights originally granted to Digital Radio.

K.     Regulation

      We are an SMR licensee regulated by the FCC. The FCC also regulates the licensing, construction, operation and acquisition of all other wireless telecommunications systems in the United States, including cellular and PCS operators. SMR regulations have undergone significant changes during the last decade, and we now are generally subject to the same FCC rules and regulations as cellular and PCS operators, known collectively with SMR operators as commercial mobile radio service, or CMRS, providers.

      Within the limitations of available spectrum and technology, SMR operators are authorized by the FCC to provide mobile communications services, including mobile telephone, two-way radio dispatch (referred to as walkie-talkie), paging and mobile data and Internet services. We use iDEN technology developed and manufactured by Motorola to deliver these services. Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings, which benefits us because our 800 MHz channel holdings are non-contiguous.

      In addition to being subject to FCC regulation, we are subject to certain state requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider, but it permits states to regulate the “other terms and conditions” of CMRS. The FCC has not clearly defined what is meant by the “other terms and conditions” of CMRS, but has upheld the legality of states assessing universal service payment requirements on CMRS carriers. The FCC also has held that most private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed are not preempted by the Communications Act.

      State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of cell sites and base stations also remains subject to state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

      1. Licensing. Although we currently hold an average of about 26 MHz of spectrum in the 700, 800 and 900 MHz bands in our geographic markets, we primarily utilize 800 MHz, and to a lesser extent 900 MHz, spectrum to provide service to our customers. The FCC regulates the licensing, construction, operation, acquisition and sale of our CMRS business and spectrum holdings. FCC requirements impose operating and other restrictions on our business that increase our costs. The FCC does not currently regulate CMRS rates, and states are legally preempted from regulating CMRS rates and entry. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license although new rules adopted late last year permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with minimal FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, may be required if we sell or acquire spectrum interests.

      We hold several kinds of licenses to deploy 800 MHz SMR channels in digital mode within specified geographic areas. Because SMR spectrum was originally licensed in small groups of channels, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental U.S. Our 700, 800 and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction milestones applicable to our licenses except in the case of licenses that are not material to our business. Our 800 and 900 MHz licenses have a 10-year term and our 700 MHz licenses have a 15-year term, at the end of which each must be renewed. The FCC allows “renewal expectancies,” which are presumptions that the licenses will be renewed to any 700, 800 or 900 MHz licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and with the Communications Act.

      In some cases we use common carrier point-to-point microwave facilities to connect the transmitter, receiver and signaling equipment for cell sites to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service requirements.

      Our business also is subject to certain Federal Aviation Administration regulations governing the location, lighting, and construction of transmitter towers and antennas and may be subject to regulation under federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities.

      2. Proposed public safety spectrum realignment. In recent years, a number of public safety communications systems operating on high-site systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the low-site operations of CMRS providers in adjacent frequencies.

      In November 2001, we filed a proposal with the FCC that would result in a more efficient use of spectrum through the realignment of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. In March 2002, the FCC issued a Notice of Proposed Rulemaking to consider proposals to solve the public safety interference issue. During the course of the FCC’s proceedings, a coalition of private wireless industry associations, public safety associations and we initiated discussions relating to the proposed 700, 800 and 900 MHz spectrum realignment to attempt to present a “Consensus Plan” to the FCC for its consideration. In August 2002, we, together with a number of parties that, together with us, represent over 90% of the 800 MHz licensees affected by the proposed realignment, filed a Consensus Plan with the FCC. If adopted by the FCC, the proposal would establish separate channel blocks for low-site cellular and commercial SMR licensees from the channel blocks used by high-site public safety and private wireless licensees, which in conjunction with proposed technical requirements, would virtually eliminate interference to the non-cellular licenses. Under the proposal, we would maintain our net spectrum allocation, although we would exchange all of our spectrum in the 700 and 900 MHz bands and an average of 2.5 MHz in the 800 MHz band in our markets for 16 MHz of contiguous spectrum in the 800 MHz band and 10 MHz of contiguous spectrum in the 1.9 GHz band.

      In December 2002, we and the other proponents of the Consensus Plan filed a supplement to that plan relating to the funding of certain relocation costs associated with the spectrum realignment. Under our funding proposal, if the FCC approves the Consensus Plan as submitted, we would contribute up to $850 million over the next several years primarily towards the cost of public safety relocation. In November 2003, we notified the FCC that, to satisfy our relocation commitment under the plan, we would deposit $100 million in cash in an escrow account to be available to pay relocation costs, and would secure the remaining $750 million commitment through one or more irrevocable stand-by letters of credit issued by internationally recognized commercial lending institutions. The letters of credit would provide payments for relocation costs should we fail to meet our funding obligations under the plan. The $850 million commitment does not include our own relocation costs that we would incur over several years if the Consensus Plan were approved. The amount of such costs is not readily estimatable because of the numerous factors on which they are dependent, but they could be significant in certain circumstances.

      In addition to seeking comment on both the initial and revised Consensus Plan, the FCC also invited the submission of additional proposals that could solve the public safety interference problem. The FCC has received several alternative proposals. In May 2003, a group of large utility companies, cellular competitors of Nextel and small SMR providers filed an alternative proposal to the Consensus Plan, proposing to solve ongoing public safety interference through “best practices” and technical measures among 800 MHz licensees, with no realignment of the spectrum bands. We and the other Consensus Plan members do not believe that any of the alternative proposals adequately address the interference problems and therefore, we have opposed all alternative proposals to the Consensus Plan.

      Opponents of the Consensus Plan including, in particular, a number of our competitors, have also objected to its implementation on the grounds that the spectrum reallocation provisions of the Consensus Plan would disproportionately benefit Nextel. We and the other proponents of the Consensus Plan have opposed these objections on the grounds that they are based solely on the objecting parties’ commercial interests and do nothing to address the public safety interference problem. Consistent with this approach, Verizon Wireless has recently requested in filings with the FCC that the FCC withhold approval of the Consensus Plan and auction the 1.9 GHz spectrum that would be issued to us pursuant to the Consensus Plan. Verizon Wireless also has separately asserted that the FCC should defer its consideration of the Consensus Plan in light of reports that the staff of the United States Department of Justice has requested certain information from us and others, including Verizon Wireless, related to wireless communications services that incorporate walkie-talkie features and related technologies. While we are cooperating fully with that information request, we do not believe that it is relevant to the public safety system interference issues that are intended to be addressed by the Consensus Plan.

      The Consensus Plan proposal, as well as the alternative proposals, continue to remain pending at the FCC, and could be impacted by other FCC actions, including the allocation of replacement spectrum under the Consensus Plan described below. See “— 3. New spectrum opportunities, spectrum auctions, and next generation wireless services.” We cannot predict whether, or under what terms, the FCC would approve the proposed realignment plan, and there is no assurance that the FCC will adopt any realignment plan. Although we are currently working with the public safety community on a case-by-case basis to solve interference problems as they are reported, absent FCC action, we may not be able to solve future problems without reducing the efficiency of our network or restricting service to our customers. In addition, while the public safety community is aware of the potential network problems their personnel may experience, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of commercial interference with a public safety communications network.

      3. New spectrum opportunities, spectrum auctions, and next generation wireless services. In February 2001, the FCC concluded its auction of 6 MHz of spectrum in the 700 MHz band, also referred to as the “guard band.” In two 700 MHz guard band auctions, we paid about $350 million for 40 licenses. Each license is for 4 MHz of spectrum. These FCC licenses are issued for a period of 15 years and are subject to unique operational requirements, including eligibility and use restrictions, as well as interference protection requirements that generally will preclude their use for CMRS. Additionally, there are FCC restrictions on the amount of spectrum in this band that we can use. As part of the 800 MHz spectrum realignment proposal discussed above, Nextel, as one of a coalition of parties, has proposed to contribute its 700 MHz spectrum to the FCC for reallocation for public safety use, and we would receive replacement spectrum. Thus, the long-term use of our 700 MHz spectrum is dependent upon the outcome of the 800 MHz realignment proceeding. In the event we retain these licenses, we plan to meet all requirements necessary to secure their retention and renewal.

      In February 2004, the FCC conducted an auction that included 60 Major Trading Area SMR licenses in the 900 MHz band in various parts of the country. We were the high bidder on 46 licenses, with a net total high bid of about $5 million.

      In November 2002, the FCC allocated 90 MHz of spectrum in the 1710-1755 MHz and 2110-2155 MHz bands that can be used for “third generation”, or 3G, wireless services. In November 2003, the FCC adopted the service rules for 3G wireless services in the 1710-1755 and 2110-2155 MHz bands, including provisions for application, licensing, operating and technical rules, and for competitive bidding.

Licensees in these bands will be provided with the flexibility to provide any fixed or mobile service that is consistent with the allocations for this spectrum which will include both localized and regional geographic service areas. The auction for this spectrum has not yet been scheduled.

      In January 2002, the FCC reallocated 27 MHz of spectrum that was previously reserved primarily for federal government uses to a variety of non-federal government uses, including private and commercial fixed and mobile operations. These reallocations could provide opportunities to acquire additional spectrum that could be used for advanced wireless services. In February 2002, the FCC proposed a flexible licensing, technical and operating framework, as well as competitive bidding and interference standards for the 27 MHz of reallocated spectrum. Generally, this spectrum is encumbered by existing governmental or commercial users, and there are substantial unresolved transitional issues related to the relocation of these incumbents. In April 2003, the FCC auctioned one nationwide 5 MHz license in the 1670-1675 MHz band, but we did not participate.

      In January 2003, the FCC reallocated 30 MHz of spectrum from the 2 GHz mobile satellite service, or MSS, including the 1990-2000 MHz band, to fixed and mobile terrestrial services. The reallocated spectrum includes 5 MHz originally identified as replacement spectrum under the Consensus Plan. It is unclear how and to what extent this reallocation will affect the Consensus Plan. The satellite industry filed petitions for reconsideration of the FCC’s reallocation decision. A rulemaking proceeding also was initiated to identify how the 30 MHz of reallocated spectrum can be used and how it will be assigned for wireless services. Comments and reply comments were filed in April 2003. In November 2003, the FCC released its third report and order and third memorandum opinion and order responding to these petitions and modifying its rules that MSS licensees are to follow when relocating incumbent Broadcast Auxiliary Service licensees in the 1990-2025 MHz band and Fixed Service microwave licensees in the 2180-2200 MHz band and petitions for reconsideration have been filed.

      In February 2003, the FCC commenced a rulemaking proceeding seeking comment on the relocation of the Multipoint Distribution Service, or MDS. In that proceeding, the FCC addressed relocation issues for the MDS channels in the 2150-2162 MHz band and found that MDS incumbents would be entitled to comparable facilities and/or adequate replacement spectrum. In April 2003, the FCC proposed a comprehensive overhaul of certain wireless spectrum, including MDS and Multichannel Multipoint Distribution Service, or MMDS, the spectrum that we successfully bid to acquire from WorldCom and Nucentrix. The FCC has proposed to substantially change its rules governing services in the MMDS band and to provide additional flexibility to make it potentially available for advanced wireless services, certain aspects of which we support. These proceedings remain pending.

      We cannot predict when or whether the FCC will conduct any of the other spectrum auctions or if it will release additional spectrum that might be useful to us or the wireless industry in the future.

      4. Spectrum caps and secondary spectrum markets. Prior to 2003, the FCC imposed specified limits, known as spectrum caps, on the amount of spectrum that a single licensee may hold in a market. These limits have largely been eliminated. Although there is no longer a specified limit on the amount of spectrum a single licensee may hold in a market, the FCC has retained a rural market cross-ownership restriction and will continue to evaluate, on a case-by-case basis, spectrum aggregation caused by CMRS carriers’ mergers and acquisitions to determine whether a particular transaction will result in too much concentration in the affected wireless markets. It is not clear what procedures the FCC will use to evaluate commercial wireless transactions.

      In October 2003, the FCC released new rules that provide additional flexibility for licensees to engage in various forms of spectrum leasing arrangements. The FCC released for comment a further notice of proposed rulemaking, which proposed additional steps the FCC could take to further facilitate the growth of secondary markets for spectrum, including whether to extend flexible leasing policies to additional spectrum, including to public safety spectrum. It is not known whether any spectrum initiatives adopted by the FCC will facilitate secondary markets for spectrum trading or leasing.

      The FCC has initiated a number of spectrum-related inquiries and proposed rulemaking proceeding. The FCC has a task force to recommend changes in spectrum policy to increase spectrum efficiency, which task force is considering interference issues, use of unlicensed spectrum by frequency agile radios and spectrum swaps. The FCC continues to make spectrum available for use by unlicensed devices, including WiFi devices. As recently as June 2003, the FCC made available 255 MHz of spectrum in the 5 GHz band.

      5. 911 services. Pursuant to a 1996 FCC order, CMRS providers, including us, are required to provide E911 services to their customers. Phase I E911, which we began deploying in 1998, requires wireless carriers to transmit both (a) the 911 caller’s telephone number and (b) the location of the transmitter and receiver site from which the call is being made to the designated public safety answering point, or PSAP, which is the 911 dispatch center. Phase II E911 requires the transmission of more accurate location information to the PSAP. Pursuant to an October 2001 FCC order, we launched Phase II service in October 2002 by deploying Phase II service to our first PSAP and by beginning the sale and activation of handsets equipped with A-GPS capabilities.

      In addition to selling A-GPS capable handsets, Phase II E911 requires that we deploy the infrastructure, facilities and interconnectivity necessary to enable the transmission of latitude and longitude information from the A-GPS handset to a PSAP. Successful transmission of this location information to a PSAP requires substantial cooperation with the local exchange carrier and the PSAP, as well as third party database providers, all of which must have the necessary infrastructure and compatible software in place to connect with our network.

      Because our Phase II E911 services can be accessed only with an A-GPS capable handset, the FCC also required that a certain percentage of our new handset activations be A-GPS capable pursuant to interim benchmarks between January 1, 2003 and December 31, 2005, when we are required to have 95% of our total subscriber base using A-GPS capable handsets. We anticipate that, by the end of the first quarter 2004, substantially all of the handsets that we offer new subscribers, other than the BlackBerry 7510, will be A-GPS capable. The vast majority of handsets currently in use by our existing subscribers, however, are not A-GPS capable.

      We may incur significant additional costs in order to satisfy the Phase II E911 requirement, particularly if our rate of churn remains low, because our compliance requires that 95% of our non-A-GPS capable handsets in our subscriber base be replaced with A-GPS capable handsets. The amount of such costs is highly dependent on both the number of new subscribers added to our network who purchase A-GPS capable handsets and the number of existing subscribers who upgrade from non-GPS capable handsets to A-GPS capable handsets.

      Motorola is our sole supplier for all of our handsets except the BlackBerry 7510 and we are dependent on Motorola to provide A-GPS capable handsets in sufficient quantities. Nonetheless, the FCC appears to have held us responsible for meeting the Phase II deadlines, even in the event Motorola is unable to produce the necessary handsets and infrastructure on a timely basis.

      6. Truth in Billing and consumer protection. The FCC’s Truth in Billing rules generally require CMRS licensees such as us to provide full and fair disclosure of all charges on their wireless bills, display a toll-free phone number to call for billing questions, and identify any third-party service providers whose charges appear on the bill. In addition, over twenty states have commenced inquiries to examine the billing and advertising practices of certain nationwide wireless carriers and we have been requested to provide, and we have provided, information relating to billing and advertising practices in some of these proceedings.

      The California Public Utilities Commission has proposed extensive consumer protection and privacy regulations for all telecommunications carriers, and service quality standards and reporting requirements for wireless carriers, that could significantly increase the cost of providing wireless service in California. In addition, federal legislation has been proposed that calls for a wireless subscriber “bill of rights”, which, if enacted, could significantly increase the cost to us and other wireless providers of providing wireless services, and would, among other things, authorize the FCC to monitor cell phone service quality.

      7. Hearing aid compatibility. The Communications Act requires telecommunications carriers, such as us, and manufacturers of telecommunications equipment, such as Motorola, to make their products and services accessible to and usable by persons with disabilities to the extent these measures are readily achievable. Pursuant to this mandate, we and Motorola are continuing to develop and market a variety of products and services to facilitate access to our wireless network by persons with disabilities. If the FCC requires the wireless industry to improve accessibility on a unilateral basis by redesigning digital phones, Motorola has advised us that the requirements may not be technologically feasible and that any related technical changes to the iDEN handset could add significantly to its cost of production.

      In August 2003, the FCC released an order modifying the statutory exemption for wireless phones from hearing aid compatibility requirements under the Hearing Aid Compatibility Act of 1988 and establishing compatibility rules for wireless service providers and handset manufacturers. As a result, wireless manufacturers and service providers will be required to make digital wireless phones accessible to a greater number of hearing aid users. We, together with Motorola, our primary handset supplier, are participating in various industry efforts to arrive at an acceptable solution to help meet the policy goals of the FCC in this arena. Any such solution could result in significant costs to us.

      8. Motor vehicle restrictions. A number of states and localities have banned or are considering banning or restricting the use of wireless phones while driving a motor vehicle. New York and New Jersey have enacted statewide bans on handheld phone use while operating a motor vehicle, and the District of Columbia City Council has passed a similar ban. Similar legislation is pending in other states. Several localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Such bans could cause a decline in the number of minutes of use by subscribers.

      9. Local number portability. In November 2003, wireless providers launched telephone number portability in the nation’s top 100 markets. Portability enables customers to keep their telephone numbers when they change carriers within established geographic markets. We have implemented the operational and technical changes necessary to facilitate porting in and out of our network. Given the interdependence of other carrier operations and processes required to effectuate a port, the wireless number portability process was initially subject to certain errors, and ports required more time to complete than had been predicted. The wireless industry since has greatly improved the porting process and continues to work cooperatively to further reduce the time required to complete most ports.

      10. Electronic surveillance. In 1994, Congress enacted the Communications Assistance for Law Enforcement Act, or CALEA, which requires telecommunications carriers, including us, to upgrade their networks to provide certain surveillance capabilities to law enforcement agencies. We have signed two cooperative agreements with the Federal Bureau of Investigation, or FBI, to meet the surveillance needs of law enforcement agencies. The agreements essentially validate our surveillance software solutions, arrange for the deployment of the solutions in our networks, and provide for some cost recovery associated with their deployment. We have already installed and deployed the requisite surveillance capabilities in our interconnect and digital dispatch networks and are now CALEA-compliant with respect to traditional voice communications.

      In September 2001, the FCC issued a public notice governing the CALEA compliance deadlines for the additional CALEA requirements applicable to carriers, such as us, that operate packet mode communications networks. Having received several extensions from the FBI, we are working with our primary equipment vendor, Motorola, to design and implement a packet mode surveillance solution. Cost recovery for developing, installing and deploying this solution will depend to a large extent on the government’s and industry’s interpretation of CALEA requirements and the publication of safe harbor compliance standards.

      11. Voice over Internet protocol. In February 2004, the FCC initiated a rulemaking proceeding to examine the appropriate regulatory treatment for voice services provided using Internet protocol, or VoIP, services. The growth of VoIP service and their currently unregulated status is causing concern as carriers, including wireless carriers, begin to migrate their networks towards Internet protocol, or IP, platforms and can flexibly deliver a range of service applications to consumers. The notice of proposed rulemaking recognizes that Internet services should continue to be subject to minimal regulation but will examine the means by which social polices supported by regulation, such as the Universal Service Fund, can be maintained. In connection with this proceeding, the FCC will initiate a separate CALEA rulemaking proceeding to address the technical issues associated with law-enforcement access to VoIP. The result of this rulemaking proceeding could significantly affect compensation among carriers for interconnection to their networks.

      12. Health concerns. FCC rules limit the permissible human exposure to radio frequency radiation from wireless transmission equipment. Studies have been undertaken to determine whether certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and whether wireless handsets may also interfere with various electronic medical devices, including hearing aids and pacemakers. A 2002 study in Italy affirmatively linked mobile phone radiation to cancer growth, although the National Cancer Institute has cautioned that these and similar studies have limitations, given the relatively short amount of time cellular phones have been widely available. Various other studies, however, have found no evidence that cell phones cause cancer. In January 2004, for instance, a British government advisory panel released a report indicating that mobile phones and base stations do not pose health risks to citizens, but urged particular caution for children. Additional studies of radio frequency emissions are ongoing, and the ultimate findings of these studies will not be known until they are completed and made public. Class-action lawsuits are also pending against several wireless carriers, including us, and manufacturers to force wireless carriers to supply hands-free devices with phones and to compensate customers who have purchased radiation-reducing devices. See “— Item 3. Legal Proceedings.” Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services.

      13. Miscellaneous federal regulations. Each of the following existing and potential regulatory obligations could increase the costs of our, and our competitors’, operations.

      Certain incumbent local exchange carriers, or ILECs, in rural areas have started to impose on wireless carriers, including us, charges to terminate traffic that we send to them. These new charges, imposed via state tariffs, feature high termination rates that are not based on the rural ILECs’ cost of terminating the traffic we send to them, and they are not reciprocal. The rural ILECs generally justify these tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. In September 2002, we, along with other wireless carriers, filed a petition with the FCC to have these tariffs declared unlawful. In addition, several rural ILECs, in conjunction with Regional Bell Operating Companies, or RBOCs, have initiated state proceedings seeking to require CMRS carriers to pay access-type charges for local traffic that originates on a CMRS carrier’s network, travels over a RBOC’s network and terminates on a rural ILEC’s network. If any of these commissions rule in the rural ILECs’ favor, CMRS carrier interconnection costs in those markets, including ours, could increase.

      Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its universal service orders require telecommunications carriers generally (subject to limited exemptions) to fund existing universal service programs for high cost carriers and low income customers and to fund new universal service programs to support services to schools, libraries and rural health care providers. In 2002, the FCC initiated two universal service proceedings relevant to all telecommunications providers, including us: one concerns what services universal service funds can be used to support, and the other addresses how universal service mandatory contributions from customers are assessed and recovered by carriers. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs based on our interstate end-user telecommunications revenue and we also are required to contribute to some state universal service programs.

      In December 2002, the FCC released an order that included a restriction on the amount that carriers can include on a customer’s bill to recover their costs of contributing to the universal service fund. In January 2003, we filed a petition for reconsideration of, among other things, the new restrictions on our ability to recover our costs for contributing to universal service. The outcome of this proceeding could substantially alter the manner by which the FCC calculates carrier contributions to the federal fund, and could increase our mandatory contribution to the federal universal service fund, as well as those of other wireless carriers. This proceeding remains pending.

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

      In July 2002, the FCC clarified its privacy rules governing carriers’ use, disclosure and safeguarding of customer proprietary network information, or CPNI. Most significantly, the FCC prohibited carriers from disclosing CPNI to unrelated third parties or carrier affiliates that do not provide communications-related services, unless they first obtain their customers’ express consent. In addition, the FCC has concluded that a customer must give express consent before the carrier can use or disclose call location information concerning the user of a CMRS service obtained in connection with a customer’s use of wireless services, except in specified emergencies or if mandated by the court.

      In December 2003, the President signed into law new legislation (the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or “CAN Spam” Act) that includes provisions relating to wireless SPAM. These provisions generally bar the sending of any commercial electronic mail messages without affording a commercial e-mail message recipient the chance to “opt-out” of future commercial email messages. Moreover, it requires the FCC, in consultation with the Federal Trade Commission, to develop rules that would provide mobile phone users with greater control over commercial messages sent to their mobile phones. It is unclear whether wireless carriers will be responsible for monitoring and “policing” all commercial email messages sent to a subscriber’s handset.

      In September 2002, the FCC issued a Notice of Proposed Rulemaking regarding telemarketing practices seeking comment on the extent to which telemarketing to wireless consumers exists today, and asking whether consumers receive solicitations on their wireless phones, and, if so, the nature and frequency of such solicitations. The FCC will reexamine the scope of implied consumer consent to telemarketing solicitation, which could affect some of our marketing practices.

      In June 2003, the FCC released a notice of proposed rulemaking regarding the procedures for review of tower site construction and construction of other communications facilities under the existing Federal statutes and FCC rules. The proposed rules may result in complicating the review process, as the siting approval process would require reviews by state governments, Indian tribes, and interested third parties. The FCC also is conducting an inquiry into the effect that communications towers may have on migratory birds.

L.     Employees

      As of February 27, 2004, we had over 17,000 employees. None of our employees is covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

M.     Risk Factors

1.	We have substantial indebtedness, which may limit how we conduct our business or limit our growth, which in turn could be a competitive disadvantage.

      We currently have substantial indebtedness, which could affect the way in which we conduct our business, as follows:

a.	We have substantial indebtedness and long-term obligations, which greatly exceed the total of our cash on hand and annual cash flow from operating activities.

      As of December 31, 2003, we had $10,311 million of outstanding indebtedness, including $6,217 million of senior notes and $3,804 million of indebtedness under our secured bank credit facility, as well as $175 million of capital lease and other financing obligations and $99 million in mandatorily redeemable preferred stock obligations. The schedule for the repayment of these outstanding obligations as of December 31, 2003 was as follows: $487 million for 2004, $428 million for 2005, $462 million for 2006, $506 million for 2007, $22 million for 2008 and $8,508 million after 2008.

      The level of our outstanding indebtedness greatly exceeds our cash on hand and our annual cash flows from operating activities. At December 31, 2003, we had $1,971 million of cash, cash equivalents and short-term investments on hand, and we had $1,172 million in revolving credit borrowings available under our secured credit facility, which availability declines over time, and the continued availability of which is subject to our satisfaction of various financial covenants and ratios set forth in the facility. During 2003, our operating activities provided $3,312 million of cash, and we used $2,061 million in investing (i.e., expansion and strategic acquisitions) activities, and, during 2002, our operating activities provided $2,523 million of cash, and we used $2,236 million in investing activities. Prior to that time, however, our operating activities did not provide sufficient cash flow to fund our investing activities.

      Unless our operating activities continue to generate sufficient cash, we will not be able to continue to expand our business and satisfy our long-term obligations. Because required repayments of our outstanding obligations increase significantly in future years, unless our operating activities can generate significantly more cash in the future, we will have to decrease cash used for investing activities, refinance our debt or access the capital markets, or some combination thereof.

      Our ability to access the capital markets for additional funds may be limited by:

•	market conditions affecting the telecommunications industry in particular and the capital markets in general;

•	the market’s perception of our performance and assets;

•	the potential commercial opportunities and risks associated with implementation of our business plan;

•	the actual amount of cash we need to pursue our business strategy;

•	the terms of the proposed financing arrangement;

•	the terms of our existing financing agreements, including restrictive covenants;

•	existing debt service requirements; and

•	the terms of options and other convertible securities issued to others.

b.	Our existing financing agreements contain covenants and financial tests that limit how we conduct business.

      The indentures under which our senior notes have been issued and our secured bank credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. These restrictions could limit or interfere with our ability to take advantage of various business opportunities or otherwise effectively compete by restricting our ability to:

•	incur or guarantee additional indebtedness, including amounts available under our bank credit facility, or assume the indebtedness of parties that we may wish to acquire;

•	make investments in or acquire other companies or businesses;

•	pre-pay or redeem any of our indebtedness;

•	sell assets other than in the ordinary course of our business; and

•	pay dividends and make other distributions.

      Our bank credit facility also requires us to maintain specified financial ratios and satisfy financial tests. If we are not able to meet these ratios and satisfy other tests, we will be in default of the bank credit facility, which in turn would result in defaults under our indentures, and would give our banks and note holders the right to require us to repay all amounts then outstanding, unless we were able to negotiate an amendment or waiver. In the first quarter 2001, we were able to amend the covenants under our bank credit facility to avert a likely covenant violation, but there is no assurance that we would be able to do so in the future. Borrowings under the bank credit facility are secured by liens on assets of substantially all of our subsidiaries.

c.	We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the wireless communications and telecommunications industries in general. We had a net tangible book value deficit of $1,347 million as of December 31, 2003.

2.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

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

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our network as compared to the networks of our competitors. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues related to our network as they arise or if those issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	were to place us at a competitive disadvantage to other wireless service providers in our markets.

b.	We may be limited in our ability to grow unless we expand network capacity and coverage and address increased demands on our business systems and processes as needed.

      Our subscriber base continues to grow rapidly. To continue to successfully increase our number of subscribers and pursue our business plan, we must economically:

•	expand the capacity and coverage of our network;

•	potentially obtain additional spectrum in some or all of our markets;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets and related accessories to meet subscriber demand.

      If we are unable to achieve the increased network capacity benefits of the 6:1 voice coder, or there are substantial delays in doing so, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs and otherwise may not be able to successfully increase our number of subscribers.

      Our operating performance and ability to retain these new customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. We have outsourced many aspects of our customer care function to third parties and cannot be sure that this outsourcing will not heighten these risks.

c.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources and, in some cases, ownership by larger companies, some of our competitors are financially stronger than we are, which may enable them to offer services to customers at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

d.	We may face continuing pressure to reduce prices, which could adversely affect operating results.

      Over time, as the intensity of competition among wireless communications providers has increased, we and our competitors have decreased prices or increased service and product offerings, resulting in declining average monthly revenue per subscriber in the wireless industry overall, which may continue. Competition in pricing and service and product offerings may also adversely impact customer retention, and these trends could be exacerbated by the FCC’s recently enacted wireless number portability rules that reduce the barriers to customer movements between carriers. To the extent we continue to offer more competitive pricing packages, our average monthly revenue per subscriber may continue to decrease, which would adversely affect our results of operations. If this trend continues, it may be increasingly difficult for us to remain competitive. We may encounter further market pressures to:

•	continue to migrate existing customers to lower priced service offering packages;

•	restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

e.	Several of our competitors now provide or plan to provide two-way walkie-talkie services, and if those service become comparable to ours, we would lose a competitive advantage.

      One of the primary ways in which we differentiate ourselves is through our two-way walkie-talkie services, marketed as Nextel Nationwide Direct Connect. Until the latter half of 2003, traditional cellular or personal communication services providers did not offer walkie-talkie services. A number of wireless equipment vendors, including Motorola, have begun to offer, or announced plans to offer, wireless equipment that is capable of providing walkie-talkie services that are designed to compete with our Nationwide Direct Connect services. In 2003, several of our competitors introduced, or announced plans to introduce, these walkie-talkie services. If these walkie-talkie services are perceived to be or become, or if any such services introduced in the future are, comparable to our Nationwide Direct Connect walkie-talkie service, our competitive advantage would be reduced, which in turn could adversely affect our business.

f.	Our digital handsets are more expensive than those of some competitors, which may affect our growth and profitability.

      With the exception of the BlackBerry 7510, which is available only from RIM, we currently market multi-function digital handsets available from only one supplier, Motorola. The higher cost of these handsets, as compared to analog handsets and digital handsets that do not incorporate a similar multi-function capability, may make it more difficult or less profitable for us to attract customers. In addition, the higher cost of our handsets requires us to absorb part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability.

g.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      Our network uses non-contiguous spectrum frequencies, which traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed its proprietary iDEN technology. We are currently the only national U.S. wireless service provider utilizing iDEN technology, and iDEN handsets are not currently designed to roam onto other domestic wireless networks that utilize other technologies. Because iDEN technology is a proprietary technology that is not standards-based, it is not as widely adopted as, and currently has fewer subscribers on a worldwide basis than, other wireless technologies. Accordingly, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets.

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

      We offer our subscribers access to wireless data and Internet services, marketed under the brand name Nextel Online. Unless these services perform satisfactorily, are utilized by a sufficient number of our subscribers and produce sufficient levels of customer satisfaction, our future results may be adversely affected. Because we have less spectrum than some of our competitors, and because we have elected to defer the deployment of any next generation technology, the wireless data and Internet services that we currently offer are significantly limited compared to those services offered by some other wireless communications providers.

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

      If we were to deploy next generation digital technologies that would allow high capacity wireless voice and higher speed data transmission, significant capital requirements would be required, and could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. As there are several types of next generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we were to choose to deploy does not gain widespread acceptance or perform as expected, our business may be adversely affected. In addition to the costs associated with a change in technology, we could also incur specified obligations with respect to Nextel Partners if we elect to deploy new technologies, including the obligation to purchase the outstanding shares of Nextel Partners’ class A common stock at its then-current fair value. Finally, there can be no guarantee that any such technology will provide the advantages that we expect.

j.	If our roaming partners experience financial or operational difficulties, our customers’ ability to roam onto their networks may be impaired, which could adversely affect our ability to attract and retain customers who roam on those networks.

      Nextel Partners operates a network compatible with ours in numerous mid-sized and tertiary markets. NII Holdings also provides services to our customers through roaming agreements and a cross border spectrum sharing arrangement. If Nextel Partners or NII Holdings experiences financial or operational difficulties, the ability of our customers to roam on their networks may be impaired. In that event, our ability to attract and retain customers who want to access Nextel Partners’ portion of the network or NII Holdings’ network may be adversely affected. In addition, in the event of termination of the cross border spectrum sharing arrangement, we may incur additional costs to replace the anticipated benefits from that arrangement.

3.	We may not be able to obtain the spectrum necessary to implement new technologies or pursue our long-term business plan.

      We may seek to acquire additional or contiguous spectrum through negotiated purchases, in government-sponsored auctions of spectrum or otherwise. We cannot be sure in which auctions we would participate or whether we will be a successful bidder. In addition, we cannot predict the outcome or terms of the spectrum realignment plan that we and others have proposed to the FCC in connection with the FCC’s effort to address interference experienced by public safety communications systems, which plan could result in us obtaining additional contiguous spectrum.

      Certain next generation technologies that we may deploy in the future would require that we hold contiguous spectrum before those technologies could be deployed on our network, making it necessary for us to acquire contiguous spectrum before we could provide additional products or services to our customers or provide other benefits that can only be provided with these technologies. We may not be able to accomplish any spectrum acquisition or obtain the additional capital necessary to acquire that spectrum. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing business would be reduced. Even if we are able to acquire spectrum, we still may require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those necessary to deploy new network technologies or support or provide next generation wireless services. Additional capital may not be available on acceptable terms, if at all.

4.	Government regulations determine how we operate, which could increase our costs and limit our growth and strategy plans.

      The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. Future changes in regulation or legislation and Congress’ and the FCC’s continued allocation of additional spectrum for commercial mobile radio services, which include specialized mobile radio, cellular and personal communication services, could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. For example, compliance with regulations requiring us to provide public safety organizations with caller location information will materially increase our cost of doing business to the extent that we are unable to recover some or all of these costs from our customers. Further, if we fail to comply with applicable regulations, we may be subject to sanctions, which may have a material adverse effect on our business. For example, while the Communications Act requires that we make products and services accessible to persons with disabilities, Motorola has advised us that these requirements may not be technologically feasible. These regulations also can have the effect of introducing additional competitive entrants to the already crowded wireless communications marketplace.

      We are required by December 31, 2005 to have 95% of our total subscriber base using A-GPS capable handsets. We may incur significant additional costs in order to satisfy the Phase II E911 requirement because our compliance requires that the non-A-GPS capable handsets in our subscriber base be replaced with A-GPS capable handsets. The amount of the costs we would incur is highly dependent on both the number of new subscribers added to our network who purchase an A-GPS capable handset, and the number of existing subscribers who upgrade from non-GPS capable handsets to A-GPS capable handsets. If our rate of churn remains low, unless substantial numbers of subscribers upgrade their handsets, we may have to incur significant costs to get a sufficient number of A-GPS capable handsets into our network.

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

      Further, some state and local jurisdictions have adopted legislation that could affect our costs and operations in those areas. For example, some jurisdictions, such as the States of New York and New Jersey have laws restricting or prohibiting the use of portable communications devices while driving motor vehicles, and the District of Columbia City Council has passed a similar ban. Federal legislation has been proposed that would affect funding available to states that do not adopt similar legislation. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.

      Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a commercial licensee like us and a public safety licensee, such as a 911 emergency operator.

5.	We are susceptible to influence by Motorola, whose interests may conflict with ours.

      Motorola holds a significant block of our outstanding stock and, as long as it owns 5% or more of our outstanding shares of common stock, it has the right to nominate up to two people for election to our board of directors. Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, and offer products, and may in the future offer additional products, all of which compete with some or all of the services we offer. Motorola is not currently exercising its right to designate board nominees. If it were to do so, members of our board nominated by Motorola would be able to influence the management of our business, which could create conflicts of interest.

6.	If Motorola is unable or unwilling to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected.

      Motorola is currently our sole source for most of the network equipment and all of the handsets we offer except the BlackBerry 7510. Accordingly, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to our customers. In addition, because we are one of a limited number of wireless carriers that have deployed iDEN technology, we bear a substantially greater portion of the costs associated with the development of new equipment and features than would be the case if our network utilized a more widely adopted technology platform. Motorola has recently announced plans for the proposed spin-off of its semiconductor unit and has made a number of changes in its senior management team. If these or other factors affecting our relationship with Motorola were to result in a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in Motorola’s ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services. Accordingly, a decision by Motorola to discontinue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us.

      Motorola is also a significant supplier of wireless communications equipment to each of our competitors. Consequently, Motorola may elect to focus a greater amount of its financial and other resources on the development of enhanced features functionality of standards-based wireless equipment used by our competitors rather than the proprietary iDEN equipment due to the larger potential market for that equipment. In such event, we would be materially adversely affected unless alternative sources are licensed by Motorola to manufacture iDEN-based equipment or we have the ability to transition to a different technology. Because iDEN technology is not as widely adopted and currently has fewer subscribers on a worldwide basis than other wireless technologies, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets.

      We expect to continue to rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network and handset equipment at least for the next several years. For instance, we rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services, such as the 6:1 voice coder software upgrade, and the handset-based A-GPS location technology solution necessary for us to comply with the FCC’s E911 requirements. The failure by Motorola to deliver these improvements and solutions, or its inability to do so within our anticipated timeframe, could impose significant additional costs on us. With respect to the FCC’s E911 requirements, we are responsible for timely meeting these requirements, whether or not Motorola is able to produce the necessary handsets and infrastructure.

7.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      Motorola provides the iDEN infrastructure equipment and substantially all of the handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. In 2003, the terms of the primary supply agreements for Motorola handsets and the iDEN infrastructure expired. We are in the process of renegotiating new long-term supply agreements with Motorola for the purchase of network infrastructure equipment and subscriber handsets, and currently are purchasing equipment and supplies from Motorola under interim arrangements and purchase orders under economic terms substantially similar to those of the expired agreements. Certain of our agreements with Motorola, including those that have expired, reduce our operational flexibility. Our arrangements with Motorola, together with the fact that our existing customer base is utilizing iDEN technology, may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change generally as well as those that arise under the Motorola agreements. For example, the recently expired agreements with Motorola required us to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, those agreements provided that if Motorola manufactured, or elected to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we were required to give Motorola the opportunity to supply 50% of our infrastructure requirements for the alternate technology for three years. To the extent that we are subject to these or similar obligations in the future, our ability to negotiate with or obtain an alternate equipment supplier may be limited.

8.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. While the current lawsuits against us have been dismissed by the federal court, the plaintiffs have appealed, and we cannot be sure of the outcome or if additional lawsuits will not be filed. We cannot be sure that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

9.	Our equity investment in Nextel Partners is subject to numerous limitations, conditions and covenants.

      The certificate of incorporation of Nextel Partners sets forth various circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. In certain circumstances, the price at which we would be required to purchase such shares is based on pricing formulas that imply a premium or a specified rate of return. We may pay the consideration of any such purchase in cash, shares of our class A common stock, or a combination of both. We may need to obtain additional capital if we were to use cash to satisfy a significant portion of any purchase of Nextel Partners shares. We could issue a significant number of shares of our class A common stock if we were to use our stock to satisfy a significant portion of any purchase of Nextel Partners shares, which could affect the market price of our stock. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011.

10.	Our issuance of additional shares of common stock and general conditions in the wireless communications industry may affect the price of our common stock.

      We currently have arrangements in various forms, including options and convertible securities, under which we will issue a substantial number of new shares of our class A common stock. As of December 31, 2003, we had commitments to issue 35.7 million shares upon conversion of class B nonvoting common stock, 38.4 million shares upon conversion of convertible senior notes and zero coupon convertible preferred stock and 89.4 million shares upon exercise of options or in connection with other awards outstanding under our incentive and other equity plans. All of these in the aggregate represent 163.5 million shares, or 13% of our class A common stock outstanding on December 31, 2003 assuming these shares issuable had been outstanding on that date. An additional $1 billion in aggregate dollar amount of shares of our class A common stock is available for issuance and sale under the direct stock purchase plan. In addition, we may elect in some circumstances to issue equity to satisfy obligations otherwise payable in cash or to make acquisitions, and we have issued and may continue to issue common stock in exchange for some of our outstanding securities. An increase in the number of shares of our common stock that are or will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our common stock or convertible securities. Some of the shares subject to issuance are, or may become, freely tradable, without regard to the volume limitations of Rule 144 under the Securities Act of 1933.

11.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to those outlined in the above “Risk Factors” section and elsewhere in this document including, but not limited to:

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance;

•	the timely development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder;

•	the timely development and deployment of higher speed data infrastructure and software designed to significantly increase the data speeds of our network;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it, as a result of the proposed spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet any operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie services first introduced by several of our competitors in 2003;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally; and

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based E911 capabilities.

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

Item 2.     Properties.

      We currently lease our principal executive and administrative offices, which are located at 2001 Edmund Halley Drive, in Reston, Virginia. This facility is about 164,000 square feet, and the lease has an initial term expiring July 10, 2009, with four five-year renewal options. A summary of our major leased facilities as of December 31, 2002 is as follows:

Locations	Square feet	Year of Expiration

Reston, Virginia	745,000	2009, 2010 and 2014
Denver, Colorado	114,000	2004
Englewood, Colorado	140,000	2008
Hampton Roads, Virginia	157,000	2009 and 2010
Herndon, Virginia	217,000	2008 and 2013
McLean, Virginia	129,000	2006
Irvine, California	119,000	2005
Rutherford, New Jersey	116,000	2008
Temple, Texas	109,000	2016
Farmington Hills, Michigan	108,000	2008
Norcross, Georgia	105,000	2005

      None of the expiration dates for the leases disclosed above includes potential extensions related to the exercise of renewal options. We also lease smaller office facilities for sales, maintenance and administrative operations in our markets. We have over 200 of these leases in effect at December 31, 2003, generally with terms ranging from 1 to 15 years, not including extensions related to the exercise of renewal options.

      As of December 31, 2003, we also leased facilities for about 55 mobile switching offices. These leases all have at least ten-year initial terms, typically with renewal options, and range between 5,000 and 70,000 square feet. In 2003, we initiated operations in over 200 retail locations and had in place over 600 outlets at December 31, 2003. These kiosks and small store locations typically have leases of less than five years and range from between 150 and 1,700 square feet.

      We lease transmitter and receiver sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 20 years. As of December 31, 2003, we had about 17,500 constructed sites at leased locations in the United States for our network. We also own properties and a limited number of transmission towers where management considers it advisable.

Item 3.     Legal Proceedings.

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.

      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one lawsuit that challenges the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement, if found to be fair and finally approved by the court, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      See Part II, “Item 6. Selected Financial Data” for a discussion of NII Holdings’ voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our security holders during the fourth quarter 2003.

Executive Officers of the Registrant

      The following people are serving as our executive officers as of March 1, 2004. These executive officers were elected to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

      Timothy M. Donahue. Mr. Donahue is 55 years old and has served as our Chief Executive Officer since July 1999. Mr. Donahue also has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including Regional President for the Northeast. Mr. Donahue serves as a director of Nextel Partners and Eastman Kodak Company.

      Paul N. Saleh. Mr. Saleh is 47 years old and has served as Executive Vice President and Chief Financial Officer since September 2001. From June 1999 to August 2001, Mr. Saleh served as Senior Vice President and Chief Financial Officer of Disney International, a subsidiary of The Walt Disney Company. From April 1997 to June 1999, Mr. Saleh served as Senior Vice President and Treasurer of The Walt Disney Company. Prior to joining The Walt Disney Company, Mr. Saleh worked for twelve years with Honeywell Inc., where he was most recently Vice President and Treasurer.

      Thomas N. Kelly, Jr. Mr. Kelly is 56 years old, joined us in April 1996 and has served as Executive Vice President and Chief Operating Officer since February 2003. From 1996 to February 2003, Mr. Kelly served as our Executive Vice President and Chief Marketing Officer. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for twelve years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.

      Barry J. West. Mr. West is 58 years old, joined us in March 1996 and serves as Executive Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, which was a cellular communications subsidiary of British Telecom.

      Leonard J. Kennedy. Mr. Kennedy is 52 years old and since January 2001 has served as Senior Vice President and General Counsel. From 1995 until January 2001, Mr. Kennedy was a member of the law firm Dow, Lohnes & Albertson, specializing in telecommunications law and regulatory policy.

      William G. Arendt. Mr. Arendt is 46 years old and has served as our Senior Vice President since February 2004 and as our Controller since May 1997. From May 1997 to February 2004, he also served as our Vice President. From June 1996 until May 1997, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a PCS company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation. Previously, Mr. Arendt worked for thirteen years at Ernst & Young LLP.

      Richard S. Lindahl. Mr. Lindahl is 40 years old and has served as our Vice President and Treasurer since May 2002. From August 1997 to May 2002, Mr. Lindahl served us in various capacities, including Assistant Treasurer and Director, Financial Planning & Analysis. Prior to joining us in August 1997, Mr. Lindahl held the position of Vice President, Financial Planning with Pocket Communications.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.     Market for Common Stock

      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis, the high and low sales prices for the common stock as reported by the Nasdaq National Market for the periods indicated:

	Quarterly Common Stock Price Ranges
	Year Ended December 31,

	2003		2002

Quarter Ended	High	Low	High	Low

March 31	$14.66	$10.89	$12.08	$3.35
June 30	19.09	11.75	6.75	2.50
September 30	20.83	16.86	8.69	2.57
December 31	28.17	18.80	14.67	6.85

B.     Number of Stockholders of Record

      As of February 27, 2004, there were about 4,100 holders of record of our class A common stock. We have the authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of February 27, 2004, Motorola was the sole stockholder of record of the 35,660,000 outstanding shares of nonvoting common stock.

C.     Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The indentures governing our public notes and our bank credit agreement and other financing documents prohibit us from paying dividends, except in compliance with specified financial covenants, and limit our ability to dividend cash from the subsidiaries that operate our network to Nextel Communications, Inc. While these restrictions are in place, any profits generated by these subsidiaries may not be available to us for payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and fund other financing initiatives including the repayment of existing debt obligations. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors that our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future.

D.     Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	89,374,037	$21.06	34,943,373
Equity compensation plans not approved by security holders	1,068 (1)	11.55	N/A

Total	89,375,105		34,943,373

(1)	These shares are issuable under an equity compensation plan assumed in connection with our acquisition of Dial Page, Inc. in 1996.

Item 6.     Selected Financial Data.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA
Operating revenues	$10,820	$8,721	$7,689	$5,714	$3,786
Cost of revenues (exclusive of depreciation included below)	3,151	2,516	2,869	2,172	1,579
Selling, general and administrative	3,453	3,039	3,020	2,278	1,672
Restructuring and impairment charges	—	35	1,769	—	—
Depreciation and amortization	1,694	1,595	1,746	1,265	1,004

Operating income (loss)	2,522	1,536	(1,715)	(1)	(469)
Interest expense, net	(802)	(990)	(1,196)	(849)	(782)
(Loss) gain on retirement of debt, net of debt conversion costs	(245)	354	469	(127)	(68)
Gain on deconsolidation of NII Holdings	—	1,218	—	—	—
Equity in losses of unconsolidated affiliates, net	(40)	(302)	(95)	(152)	(73)
Other (expense) income, net	215	(39)	(223)	281	26
Income tax (provision) benefit	(113)	(391)	135	33	28

Net income (loss)	1,537	1,386	(2,625)	(815)	(1,338)
(Loss) gain on retirement of mandatorily redeemable preferred stock	(7)	485	—	—	—
Mandatorily redeemable preferred stock dividends and accretion	(58)	(211)	(233)	(209)	(192)

Income (loss) available to common stockholders	$1,472	$1,660	$(2,858)	$(1,024)	$(1,530)

Earnings (loss) per common share
Basic	$1.41	$1.88	$(3.67)	$(1.35)	$(2.39)

Diluted	$1.36	$1.78	$(3.67)	$(1.35)	$(2.39)

Weighted average number of common shares outstanding
Basic	1,047	884	778	756	639

Diluted	1,089	966	778	756	639

	December 31,

	2003	2002	2001	2000	1999

	(in millions)
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments, including restricted portion	$1,971	$2,686	$3,801	$4,674	$5,808
Property, plant and equipment, net	9,093	8,918	9,274	8,791	6,152
Intangible assets, net	7,038	6,607	5,778	5,671	4,551
Total assets	20,510	21,484	22,064	22,686	18,410
Domestic long-term debt, capital lease and finance obligations, including current portion	10,212	12,550	14,865	12,212	9,954
Debt of NII Holdings, nonrecourse to and not held by parent	—	—	1,865	2,519	1,549
Mandatorily redeemable preferred stock	99	1,015	2,114	1,881	1,770
Stockholders’ equity (deficit)	5,836	2,846	(582)	2,028	2,574

      The tables above set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K. We have also highlighted below certain transactions and factors that may be significant to an understanding of our financial condition and comparability of results of operations.

      NII Holdings. The information presented above that is derived from our consolidated financial statements includes the consolidated results of NII Holdings through December 31, 2001.

      During 2001, NII Holdings recorded a non-cash pre-tax restructuring and impairment charge of $1,747 million in connection with its decision to discontinue funding one of its operating companies and the implementation of its revised business plan.

      In November 2002, NII Holdings, which prior to that time had been our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code. NII Holdings filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware after it and one of its subsidiaries defaulted on credit and vendor finance facilities. Prior to its bankruptcy filing, NII Holdings was accounted for as one of our consolidated subsidiaries. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method. In accordance with the equity method, we did not recognize equity losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have presented NII Holdings’ net operating results through May 2002 as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 has not changed from prior presentation. The following table provides the operating revenues and net loss of NII Holdings included in our consolidated results for 2001 and prior periods, excluding the impact of intercompany eliminations:

	2001	2000	1999

	(in millions)
Operating revenues	$680	$330	$124
Net loss	2,497	417	520

      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations.

      In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. We now account for the 4.1 million shares of NII Holdings common stock that we still hold as an available-for-sale cost method investment. Additional information regarding our investment in NII Holdings can be found in notes 3 and 4 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Operating Revenues and Cost of Revenues. Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Accordingly, for all handset sale arrangements entered into beginning in the third quarter 2003, we recognize revenue and the related cost of revenue when title to the handset passes to the customer. Prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales and an equal amount of the related cost of revenue on a straight-line basis over the expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Therefore, the adoption of EITF 00-21 resulted in increased handset revenues and cost of handset revenues in 2003 as compared to 2002. See “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — B. Results of Operations — 1. Year Ended December 31, 2003 vs. Year Ended December 31, 2002 — Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.”

      We elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. Additional information regarding our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      In January 2000, we changed our handset revenue and related cost recognition policy in accordance with SAB No. 101. Under the prior method of accounting, we recognized revenues and the related cost of handset sales when title to the handset passed to the customer. We accounted for the adoption of SAB No. 101 as a change in accounting principle and therefore did not restate the financial statements for years prior to 2000.

      Adoption of SFAS No. 142. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, which consist of our FCC licenses. In the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Additional information regarding the adoption of SFAS No. 142 can be found in note 5 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Long-Term Debt, Preferred Stock and Finance Obligation. During the second quarter 2002 and continuing throughout 2003, we began reducing our outstanding debt obligations through the redemption, purchase and retirement of some of our long-term debt and preferred stock. We used some of the proceeds from newly issued senior notes and a new term loan under the bank credit facility, together with our existing cash resources, to redeem and retire certain senior notes, then-existing term loans under the facility and preferred stock. These newly issued senior notes and the new term loan have lower interest rates and longer maturity periods than the notes and loans that were retired. We also issued shares of our class A common stock in exchange for some of our outstanding debt securities. Additional information can be found in note 6 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Other income (expense), net. As discussed in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, other income (expense), net in 2003 includes a $174 million gain on our sale of common stock in NII Holdings and a $39 million gain related to the redemption of the redeemable preferred stock that we held in Nextel Partners. Other income (expense), net in 2000 includes a $275 million gain realized when NII Holdings exchanged its stock in Clearnet Communications, Inc. for stock in TELUS as a result of the acquisition of Clearnet by TELUS. Other income (expense), net in 2001 includes $188 million other-than-temporary reduction in the fair value of NII Holdings’ investment in TELUS.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.     Overview

     Company Overview.

      The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2003 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. For a complete listing of all of our risk factors, please see Part I, “Item 1. Business — M. Risk Factors” and “— Forward-Looking Statements.”

      We are a leading provider of wireless communications services in the United States providing a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, our wireless walkie-talkie service known as Nextel Direct Connect and wireless data transmission services. As of December 31, 2003, we provided service to about 12.9 million subscribers, excluding subscribers who purchase pre-paid services under our Boost Mobile brand. For 2003, we had $10.8 billion in operating revenues and income available to common stockholders of $1.47 billion. We ended 2003 with over 17,000 employees.

      Our all-digital packet data network is based on iDEN wireless technology provided by Motorola. We, together with Nextel Partners, currently utilize the iDEN technology to serve 293 of the top 300 U.S. markets where about 250 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2003, we owned about 30% of the outstanding common stock of Nextel Partners. In addition, as of December 31, 2003, we also owned about 18% of the outstanding common stock of NII Holdings, which provides wireless communications services primarily in selected Latin American markets.

      The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. Future changes in FCC regulation or Congressional legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

     Management’s Summary.

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Nationwide Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button;

•	mobile telephone services including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and datebook tools; and

•	data services, including email, mobile messaging services and our Nextel Online services.

      We offer a variety of handsets that support all of our services. We believe that we also differentiate ourselves from our competition by focusing on the quality of our customer care, in large part through our customer Touch Point strategy designed to improve our customer relationship by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch”, our customers.

      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Past and expected consolidation within the industry has created and will continue to create large, well-capitalized competitors with substantial financial and other resources, increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and high-value individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with Direct Connect. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service in 2004, we plan to:

•	further extend the reach of Direct Connect service in North America and into selected markets in Latin America;

•	begin the deployment of an enhancement to our existing iDEN technology, known as WiDEN, designed to increase the data speeds of our network by up to four times the current speeds;

•	build an additional 2,200 transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base;

•	introduce handsets that, together with software that we recently installed in our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use; and

•	complete a field trial of Nextel Wireless Broadband, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service.

      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. In June 2003, we announced that we had become the title sponsor of one of the most popular sports in the United States, the NASCAR premier national series, now known as the NASCAR NEXTEL Cup Series, beginning with the NASCAR Daytona 500 in February 2004. In September 2003, we introduced our new “Nextel. Done.” branding and related advertising initiatives, which focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth in other markets. In 2002, we launched our Boost Mobile brand, which targets the youth and pre-paid calling wireless markets, in test markets in California and Nevada. In 2004, we plan to expand the Boost Mobile brand offering pre-paid services in several additional markets.

      Our focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. See Part I, “Item 1. Business — E. Our Network and Technology.” We have expended, and will continue to expend, significant amounts of capital on the development and evaluation of these services and enhancements. In addition, we have acquired, and will continue to acquire, licenses for spectrum that we may use to deploy some of these new services and enhancements. For instance, in 2003, we agreed to purchase spectrum licenses from WorldCom and Nucentrix that we may use in connection with the deployment of certain broadband services. The total purchase price for this spectrum is $195 million, and we expect each of these transactions to close by the end of 2004. If we were to determine that any of these services, enhancements or spectrum licenses will not provide sufficient returns to support continued investment of financial or other resources, we would have to write-off the assets associated with them.

      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. We continue to experience savings from outsourcing arrangements entered into in prior years for significant portions of customer support and information technology. In 2003, we outsourced our cell site development functions to several vendors. In 2003, we also continued to expand our customer convenient, and cost-efficient, distribution channels, primarily through the opening of over 200 additional Nextel stores, bringing our total to over 600 stores at December 31, 2003.

      We continually seek to cost-efficiently optimize the performance of our nationwide network, including through our planned introduction of handsets designed to more efficiently utilize radio spectrum and increase our network capacity. If there are substantial delays in the deployment of these handsets, or if we are unable to deploy them, the related benefits would be delayed or reduced, and we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See Part I, “Business — E. Our Network and Technology — 3. Our technology plans.” We rely on Motorola to provide us with handsets and infrastructure and software enhancements that are designed to improve the quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry 7510, which is manufactured by RIM.

      We also continue to focus on generating greater cash flow from operations, and, during 2003, we continued to make significant progress in our effort to reduce our total debt. During 2003, we retired $7.8 billion in long-term debt and preferred stock and issued $4.7 billion in new lower cost debt, resulting in net principal retirements of $3.1 billion. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

      We have agreed to contribute up to $850 million over several years towards the cost of spectrum relocation of public safety and private wireless users as part of a proposed realignment of the spectrum in which we principally operate to resolve interference experienced by public safety communications systems. This plan remains subject to FCC approval, but we have notified the FCC that, if the plan is approved, we will deposit $100 million in cash in an escrow account to be available to pay these relocation costs, and will secure the remaining $750 million commitment through one or more irrevocable stand-by letters of credit, which would provide payments for relocation cost should we fail to meet our funding obligations under the plan. See Part I “Item 1. Business — K. Regulation — 2. Proposed public safety spectrum realignment.”

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

      Revenue recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 1% of our operating revenues and less than 10% of our accounts receivable balance in 2003. Our estimates have been consistent with our actual results.

      Allowance for doubtful accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have well over one million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $86 million as of December 31, 2003. During 2003, we experienced increased collections, an improvement in our accounts receivable agings, and a reduction in write-offs. As a result, our allowance for doubtful accounts as of December 31, 2003 was lower than it was at December 31, 2002 even though our total accounts receivable balance increased. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict. In addition, it is difficult to predict with certainty the impact that recent events, such as number portability, could have on our account write-offs due to the fact that we have limited experience with actual results from the event.

      Valuation and recoverability of long-lived assets. Long-lived assets such as property, plant, and equipment represented about $9,093 million of our $20,510 million in total assets as of December 31, 2003. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and internal-use software and 3 to 12 years for non-network internal-use software, office equipment and other assets. The substantial majority of property, plant, and equipment represents our iDEN network equipment and software. Our iDEN nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically review the estimated useful lives and salvage value of these assets and make adjustments to those estimates after considering historical experience and capacity requirements, consulting with the vendor, and assessing new product and market demands. During 2003, we recorded $79 million or $0.08 per common share of additional depreciation expense as a result of adjusting the useful lives of certain of our network assets in the first quarter 2003. While the remaining useful lives for iDEN network equipment and software represent our best estimate at this time, we recognize that at some point in the future we may migrate to a next generation technology, which could impact the lives of our iDEN network equipment and software.

      As of December 31, 2003, we have $798 million of costs associated with construction in progress activities and communication assets in warehouses not yet deployed into our network. About 27% of this amount represents costs for activities incurred in connection with the early phase of cell site construction. Such activities include, among others, engineering studies, design layout and zoning. Because we need to be able to respond quickly to business needs, we incur these costs well in advance of when the cell site asset is placed into service. Our current plan is to use all of these cell sites for expansion and quality improvements, future capacity demands and other strategic reasons; however, to the extent there are changes in economic conditions, technology or the regulatory environment, our plans could change and some of these assets could be abandoned and written off.

      We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement of impairment losses, we group our domestic long-lived assets with other assets and liabilities at the domestic enterprise level, which for us is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We did not perform an impairment analysis for our domestic long-lived assets in any of the periods presented as there were no indicators of impairment; however, we may have to perform such analyses in the future to the extent there are changes in our industry, economic conditions, technology or the regulatory environment.

      Valuation and recoverability of intangible assets. Intangible assets with indefinite useful lives represented about $6,950 million of our $20,510 million in total assets as of December 31, 2003. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. We performed our annual impairment tests of FCC licenses as of October 1, 2003 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 and 900 MHz licenses in our national footprint by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s, that is our company’s, fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. The residual value approach yielded a value substantially in excess of the recorded balance of our 800 and 900 MHz licenses in 2003 and 2002.

      We have invested about $350 million in 700 MHz FCC licenses that are currently not used in our network. We have agreed to exchange these licenses along with other licenses in our Consensus Plan proposal filed with the FCC. If we do not exchange these licenses in the future, we have an alternative business plan for use of these licenses. If the alternative business plan is not realized, some portion of or the entire recorded asset could become impaired.

      Recoverability of capitalized software. As of December 31, 2003, we have about $74 million in net unamortized costs for software that will be sold, leased, or otherwise marketed and/or used in our network. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.

      Net operating loss valuation allowance. As of December 31, 2003, we had about $6 billion of consolidated net operating loss carryforwards for federal income tax purposes. We have provided a full reserve against the tax benefit of our net operating loss carryforwards as of December 31, 2003. This reserve is established because we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the tax benefit of the net operating loss carryforwards will be realized. We reached this conclusion after reviewing our complete history of financial statement and tax net operating losses and our recent generation of earnings and taxable income.

      We believe that our cumulative losses, when evaluated in connection with other qualitative factors and uncertainties concerning our business and industry, provide substantial negative evidence regarding the eventual realizability of the tax benefit of our net operating loss carryforwards as of December 31, 2003, which outweighs any of the positive evidence available. However, if current trends continue, it is possible that the results of our cumulative historical test will yield positive evidence that it is more likely than not that we will realize the tax benefit of our net operating losses sometime in 2004. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some or all of the remaining net operating loss valuation allowance into income as a credit to tax expense except for about $350 million of the net operating loss valuation allowance associated with stock option transactions that will be reversed with a credit to stockholders’ equity.

     Significant New Accounting Pronouncements.

      In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.

      Previously, under the provisions of SAB No. 101, we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, beginning when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, for all arrangements entered into beginning in the third quarter 2003, we recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. In addition, we recognize the portion of the activation fees allocated to the handset unit of accounting in the statement of operations when title to the handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, together with an equal amount of costs, and recognize such deferred fees and costs on a straight-line basis over the contract life in the statement of operations.

      EITF Issue No. 00-21 became effective prospectively for all arrangements entered into beginning in the third quarter 2003. In addition, as permitted, we elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements, with any impact recorded as a cumulative effect of a change in accounting principle in the statement of operations. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our non-current assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. The cumulative effect of adopting EITF Issue No. 00-21 did not materially impact our statement of operations.

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

      We recognize revenue from handset and accessory sales when title passes to the customer.

      Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our network, primarily including direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees, frequency leasing costs and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of transmitter and receiver sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks and fluctuates in relation to the level and duration of wireless calls;

•	costs to operate our handset service and repair program; and

•	the costs to activate service for new subscribers.

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the cost of handset and accessory revenues when title passes to the customer.

      Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our indirect dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force, Nextel stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding.

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

          Selected Domestic Financial and Operating Data.

	For the Years Ended
	December 31,

	2003	2002	2001

Handsets in service, end of period (in thousands)(1)	12,882	10,612	8,667
Net handset additions (in thousands)(1)	2,270	1,956	1,988
Average monthly minutes of use per handset(1)	710	630	565
System minutes of use (in billions)(1)	100.6	73.5	52.5
Net transmitter and receiver sites placed in service	1,200	800	2,800
Transmitter and receiver sites in service, end of period	17,500	16,300	15,500
Switches in service, end of period	82	84	81
Nextel stores in service, end of period	636	417	210

(1)	Amount excludes the impact of test markets such as the Boost Mobile program.

      An additional measurement we use to manage our business is the rate of customer churn, which is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. The churn rate consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service, usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. We focus our efforts on retaining customers, and keeping our churn rate low, because the cost to acquire customers generally is higher than the cost to retain existing customers.

      Our average monthly customer churn rate during 2003 declined to about 1.6% as compared to about 2.1% during 2002. We believe that this decline in the churn rate is attributable to our ongoing focus on customer retention, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. We have implemented a customer Touch Point strategy designed to proactively identify and address major points of potential customer dissatisfaction over the customer life cycle. These initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans. The improvement in churn also reflects the strengthening of our credit policies and procedures and the completion of our integrated billing, customer care and collections system in 2002, which allow us to better manage our customer relationships.

      If general economic conditions worsen, if our products or services are not well received by prospective or existing customers, or if competitive conditions in the wireless telecommunications industry intensify, including, for example, as a result of the impact of actions taken by our competitors in response to the implementation of wireless number portability or the introduction of competitive services, particularly services that compete with our Direct Connect service, demand for our products and services may decline, which could adversely affect our ability to attract and retain customers and our results of operations. See “— Forward-Looking Statements.”

     1. Year Ended December 31, 2003 vs. Year Ended December 31, 2002.

Service Revenues and Cost of Service.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$9,892	91%	$8,186	94%	$1,706	21%
Cost of service	1,656	15%	1,469	17%	187	13%

Service gross margin	$8,236		$6,717		$1,519	23%

Service gross margin percentage	83%		82%

      Service revenues. Service revenues increased 21% from 2002 to 2003. This increase was attributable to the increase in the number of handsets in service (volume), partially offset by the decline in the average monthly revenue per handset in service (rate) in 2003.

      From a volume perspective, our service revenues increased principally as a result of a 21% increase in handsets in service at the end of 2003 compared to 2002. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	our differentiated products and services, including our Direct Connect walkie-talkie service, including the impact of the launch of our Nationwide Direct Connect service, and our Nextel Online services;

•	increased brand name recognition as a result of increased advertising and marketing campaigns;

•	the high quality of our network;

•	the improvement in subscriber retention that we attribute to our ongoing focus on customer care and other retention efforts and our focus on attracting high quality subscribers;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      From a rate perspective, our average monthly service revenue per handset decreased slightly from 2002 to 2003. We attribute the slight decrease in average monthly service revenue per handset to the introduction of more competitive pricing plans in the latter half of 2002, partially offset by:

•	the benefit of changes in billing practices, including full-minute rounding, that were implemented in the second quarter 2002;

•	the improvement in credit and adjustment levels in 2003 as compared to 2002, which were higher in 2002 due to service discounts and billing disputes as a result of issues experienced by customers during the billing system conversion and the changes in billing practices implemented in the second quarter 2002;

•	the revenues associated with the introduction of Nationwide Direct Connect service beginning July 2003;

•	the growth in the subscriber base electing handset insurance and participating in service and repair programs; and

•	the increased fees that we began charging many of our customers in October 2002 to recover a portion of the costs associated with government mandated telecommunications services such as E911 and number portability.

      Cost of service. Cost of service increased 13% from 2002 to 2003, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced:

•	a 13% increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 13% increase in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased $217 million primarily due to:

•	an increase in costs to operate our handset service and repair program as a result of the growth in the subscriber base electing handset insurance and participating in service and repair programs;

•	an increase in transmitter and receiver and switch related operational costs due to a 7% increase in transmitter and receiver sites placed into service during 2003; and

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in 2003.

      These increased costs were partially offset by $58 million of cost benefits consisting of:

•	a net benefit recorded in 2003 in connection with the towers leased from SpectraSite Holdings, Inc. Tower lease payments, previously recorded as a reduction of financing obligation, are classified as tower rent expense in 2003. This tower rent expense was more than offset by the deferred gain amortization recorded in connection with the tower sale transaction with SpectraSite; and

•	a decrease in fixed interconnection costs as a result of initiatives implemented over the past year to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.

      The increase in variable interconnection fees in 2003 was principally due to an increase in total system minutes of use, partially offset by a lower cost per minute of use. Total system minutes of use increased 37% from 2002 to 2003, principally due to a 21% increase in the number of handsets in service, as well as a 13% increase in the average monthly billable minutes of use per handset over the same period. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts implemented beginning in the second quarter 2002 to move long distance traffic to lower cost carriers.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites, switches and other equipment to expand the coverage and capacity of our network. However, we expect the cost per minute of use in 2004 to decline as compared to 2003 due to improvements in network operating efficiencies. See “— Forward-Looking Statements.” Additionally, annual rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transactions with SpectraSite. Additional information regarding the SpectraSite lease transactions can be found in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K. See also “— C. Liquidity and Capital Resources” and “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”

      Service gross margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 82% for 2002 to 83% for 2003. Our service gross margin percentage improved primarily due to the combination of increased service revenues due to subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings and network operating efficiencies.

     Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During 2003, we recorded $928 million of handset and accessory revenues, an increase of $393 million over 2002. During 2003, we recorded $1,495 million of cost of handset and accessory revenues, an increase of $448 million over 2002. These results are summarized in the table below.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Current period handset and accessory sales	$1,098	10%	$892	10%	$206	23%
SAB No. 101	(170)	(1)%	(357)	(4)%	187	52%

Handset and accessory revenues	928	9%	535	6%	393	73%

Current period cost of handset and accessory sales	1,665	15%	1,404	16%	261	19%
SAB No. 101	(170)	(1)%	(357)	(4)%	187	52%

Cost of handset and accessory revenues	1,495	14%	1,047	12%	448	43%

Handset and accessory net subsidy	$(567)		$(512)		$(55)	(11)%

      Handset and accessory revenues. Reported handset and accessory revenues are influenced by the number of handsets sold, the sales prices of the handsets sold and the effects of SAB No. 101 and EITF Issue No. 00-21. Prior to July 1, 2003, in accordance with SAB No. 101, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years, rather than when title to the handset passed to the customer. Therefore, the effect of SAB No. 101 in the table above is the net effect of current period sales being deferred to future periods, offset by the benefit of handset sales deferred in previous periods that are being recognized as revenue. With the adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize revenues from handset sales when title to the handset passes to the customer. Therefore, the adoption of EITF Issue No. 00-21 resulted in increased handset revenues in 2003 as compared to 2002. Additional information regarding our adoption of EITF Issue No. 00-21 can be found in “— A. Overview — Significant New Accounting Pronouncements.”

      Current period handset and accessory sales increased $206 million or 23% for 2003 compared to 2002. This increase reflects an increase of about 23% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 3% decrease in the average sales price of the handsets.

      Cost of handset and accessory revenues. Reported cost of handset and accessory revenues are primarily influenced by the number of handsets sold, the cost of the handsets sold and the effects of SAB No. 101 and EITF Issue No. 00-21. Prior to July 1, 2003, we recognized the cost of handset revenues on a straight-line basis over the expected customer relationship period of 3.5 years in amounts equivalent to the revenues recognized from handset sales. With the adoption of EITF Issue No. 00-21, effective July 1, 2003, we recognize the cost of handset revenues when title to the handset passes to the customer. Therefore, the adoption of EITF Issue No. 00-21 resulted in increased cost of handset revenues in 2003 as compared to 2002. Additional information regarding our adoption of EITF Issue No. 00-21 can be found in “— A. Overview — Significant New Accounting Pronouncements.”

      Current period cost of handset and accessory sales increased $261 million or 19% for 2003 compared to 2002. This increase primarily reflects an increase of about 23% in the number of handsets sold, partially offset by about a 4% decrease in the average cost we paid for handsets.

      Handset and accessory net subsidy. The handset and accessory net subsidy consists of handset subsidy as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers; and gross margin on accessory sales, which are generally higher margin products.

      Handset and accessory net subsidy increased 11% for 2003 compared to 2002. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 23%; partially offset by

•	a decrease in the average subsidy per handset of about 6%; and

•	an increase in the gross margin from accessory sales.

      We expect to continue the industry practice of selling handsets at prices below cost. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

          Selling, General and Administrative Expenses.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Selling and marketing	$1,814	17%	$1,543	18%	$271	18%
General and administrative	1,639	15%	1,496	17%	143	10%

Selling, general and administrative	$3,453	32%	$3,039	35%	$414	14%

      Selling and marketing. The increase in selling and marketing expenses from 2002 to 2003 reflects:

•	a $149 million increase in marketing payroll and related expenses primarily associated with our opening an additional 219 Nextel stores between December 31, 2002 and December 31, 2003, and increased employee commissions; and

•	a $102 million increase in advertising expenses as a result of our new branding campaign launched in the third quarter 2003, as well as general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, including Nationwide Direct Connect and advertising costs related to the Boost Mobile test program, which launched in the third quarter 2002.

      General and administrative. The increase in general and administrative expenses from 2002 to 2003, reflects:

•	an $80 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base; and

•	a $268 million increase in personnel, facilities and general corporate expenses due to increases in headcount and employee compensation costs, and to a lesser extent, technology initiatives, our financial systems software upgrade project, legal costs and professional fees; partially offset by

•	a $205 million decrease in bad debt expense. Bad debt expense decreased from $334 million, or 4% of operating revenues, for 2002 to $129 million, or 1% of operating revenues, for 2003. The decrease in both bad debt expense and bad debt expense as a percentage of operating revenues reflects the results of system and strategic initiatives implemented over the past two years. With the completion of our integrated billing, customer care and collections system in 2002, productivity of various departments, including collections, has improved. Further, we made strategic decisions to strengthen our credit policies and procedures specifically in the area of compliance with our deposit policy, limiting the account sizes for high-risk accounts and strengthening identity verification processes at the point of credit applications. The credit and collection software tools that we implemented now enable us to better screen and monitor the credit quality and delinquency levels of our customers. We have also benefited from improvements in recoveries of past due accounts handled by third party collection agencies. These factors and others have resulted in increased collections, an improvement in the accounts receivable agings and a reduction in the write-offs for fraud-related accounts. Therefore, our allowance for doubtful accounts as a percentage of accounts receivable has also improved from December 31, 2002 to December 31, 2003. Bad debt expense in the future could be adversely affected by general economic conditions and competitive conditions within the wireless industry, including those related to wireless number portability or to the extent we adjust our credit standards to be more competitive. See “— Forward-Looking Statements.”

      Our selling, general and administrative expenses as a percentage of operating revenues decreased from 2002 to 2003 primarily as a result of increased service revenues due to subscriber growth and improvement in bad debt expense as described above.

      We expect the aggregate amount of selling, general and administrative expenses to continue to increase in the future as a result of a number of factors, including but not limited to:

•	increased costs to acquire new customers and to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising in connection with sponsorships designed to increase brand awareness in our markets including our NASCAR sponsorship;

•	increased costs for the expansion of our Boost Mobile service into new markets;

•	increased costs associated with opening additional Nextel stores; and

•	increased costs related to the field trial of Nextel Wireless Broadband, which we account for as research and development expense; partially offset by

•	additional savings expected from our billing and customer care system and obtaining an increasing percentage of sales from our customer convenient channels.

      We expect our information and technology outsourcing arrangement entered into in 2002 will result in about $140 million of reduced costs over the five year period from contract inception relative to our previous run-rate, primarily in the form of lower capital spending. We also expect our customer care outsourcing arrangement entered into in 2002 will result in more than $1,000 million of reduced costs over an eight-year period from contract inception relative to our run-rate in 2001. Our actual experience through December 31, 2003 indicates that we are realizing the benefits of these outsourcing arrangements. While we believe our aggregate customer care related costs will continue to increase in order to support the growth in our customer base, we believe these increases will be less than we would have experienced without the outsourcing arrangement. See “— Forward-Looking Statements.”

          Depreciation and Amortization.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,643	15%	$1,541	17%	$102	7%
Amortization	51	1%	54	1%	(3)	(6)%

Depreciation and amortization	$1,694	16%	$1,595	18%	$99	6%

      Depreciation expense increased $102 million from 2002 to 2003. During 2003, we recorded $79 million, or $0.08 per common share, in depreciation expense as a result of shortening the estimated useful lives of some of our network assets in the first quarter 2003. Further, depreciation increased primarily as a result of a 7% increase in transmitter and receiver sites in service and costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets, which generally have much shorter depreciable lives as compared to network assets.

          Restructuring and Impairment Charges, Interest and Other.

	Year Ended		Change from
	December 31,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$—	$(35)	$35	100%
Interest expense	(844)	(1,048)	204	19%
Interest income	42	58	(16)	(28)%
(Loss) gain on retirement of debt and mandatorily redeemable preferred stock, net	(252)	839	(1,091)	(130)%
Gain on deconsolidation of NII Holdings	—	1,218	(1,218)	(100)%
Equity in losses of unconsolidated affiliates, net	(40)	(302)	262	87%
Realized gain on investments	213	—	213	—
Reduction in fair value of investments	(2)	(37)	35	95%
Other, net	4	(2)	6	300%
Income tax provision	(113)	(391)	278	71%
Income available to common stockholders	1,472	1,660	(188)	(11)%

      Restructuring and impairment charge. In January 2002, we announced outsourcing agreements for our information technology and customer care functions. In connection with these outsourcing agreements, we recorded a $35 million restructuring and impairment charge in the first quarter 2002, which primarily represented the future lease payments related to facilities we planned to vacate net of estimated sublease income.

      Interest expense. The $204 million decrease in interest expense from 2002 to 2003 relates to:

•	a $207 million decrease primarily resulting from the purchase and retirement of our senior notes, as discussed below;

•	a $39 million decrease primarily due to a reduction in the weighted average interest rates related to our bank credit facility from 4.7% during 2002 to 3.9% during 2003; and

•	a $19 million decrease due to the ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and a $17 million decrease related to the SpectraSite tower lease agreements, accounted for as a financing obligation prior to 2003; partially offset by

•	a $57 million increase due to the issuance of our new senior notes during the third and fourth quarters 2003; and

•	a $13 million decrease in capitalized interest and an $8 million increase related to the third quarter dividends on our series D and series E preferred stock being classified as interest expense effective July 1, 2003 as a result of adopting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

      Interest expense related to our senior notes decreased in 2003 primarily due to the purchase and retirement of $5,977 million in aggregate principal amount at maturity of our senior notes and convertible senior notes since the beginning of the second quarter 2002. This decrease was partially offset by the interest expense associated with the additional $2,500 million in aggregate principal amount of new senior notes issued during 2003. In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by repaying $2,774 million of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2,200 million term loan under that facility that matures in December 2010. We expect our interest expense to continue to decrease in 2004 as we realize the benefit for a full year of the debt redemptions and retirements consummated during 2003. See “— Forward-Looking Statements.”

      Interest income. The $16 million decrease in interest income from 2002 to 2003 is due to a decrease in the average cash and short-term investments balances and lower average interest rates during 2003 as compared to 2002.

      (Loss) gain on retirement of debt and mandatorily redeemable preferred stock. For 2003, we recognized a loss of $252 million on the retirement of some of our senior notes, convertible senior notes and preferred stock representing the redemption premium paid and the write-off of the related unamortized debt financing costs. For 2002, we recognized a gain of $839 million on the retirement of some of our senior notes, convertible senior notes and preferred stock representing the excess of the carrying value over the purchase price of the purchased and retired notes and preferred stock and the write-off of the unamortized debt financing costs.

      Equity in losses of unconsolidated affiliates, net. The $40 million in equity in losses of unconsolidated affiliates for 2003 is primarily due to losses attributable to our equity method investment in Nextel Partners of $71 million partially offset by our equity in earnings of NII Holdings of $31 million during the portion of the year that we accounted for NII Holdings using the equity method of accounting. During the second quarter 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting. During the fourth quarter 2003, we sold 3.0 million shares of NII Holdings common stock, thereby decreasing our ownership percentage to 18% of the outstanding common stock and now account for our interest as an available-for-sale cost method investment.

      The $302 million equity in losses of unconsolidated affiliates for 2002 includes:

•	a $210 million loss representing our share of NII Holdings’ operating results; and

•	a $92 million loss primarily attributable to our equity method investment in Nextel Partners.

      Realized gain on investments. In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. In November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. Because we had written down our investment in Nextel Partners to zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain equal to the entire $39 million of net proceeds received in connection with this redemption.

      Reduction in fair value of investments. The decrease of $35 million in the reduction in fair value of investments from 2002 to 2003 is primarily due to the $37 million charge recognized in June 2002 when we determined the decline in fair value of our investment in SpectraSite to be other-than-temporary.

      Income tax provision. The decrease in the income tax provision of $278 million from 2002 to 2003 is primarily attributable to the adoption of SFAS No. 142 in the first quarter 2002. As a result of this adoption, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. We have provided a full reserve against our net operating loss carryforwards as of December 31, 2003. This reserve was established because we do not have a sufficient history of taxable income to conclude that it is more likely than not that the net operating losses will be realized. To the extent that we continue to have taxable income in future periods, we would expect to realize at least a portion of the benefits of the net operating loss carryforwards.

     2. Year Ended December 31, 2002 vs. Year Ended December 31, 2001.

      As described in note 3 to our consolidated financial statements appearing at the end of this annual report on Form 10-K, our consolidated results for 2001 include the results of operations of NII Holdings.

As further described in note 3, we no longer consolidate NII Holdings, and its 2002 results of operations are accounted for using the equity method.

     Service Revenues and Cost of Service.

      Consolidated service revenues and cost of service. Consolidated service revenues increased from $7,221 million for 2001 to $8,186 million for 2002. The $965 million increase in service revenues reflects a $1,611 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $646 million to service revenues in our consolidated results in 2001.

      Consolidated cost of service decreased from $1,499 million for 2001 to $1,469 million for 2002. The $30 million decrease in cost of service reflects a $145 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $175 million to cost of service in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic service revenues and cost of service.

          Domestic service revenues and cost of service.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$8,186	94%	$6,575	94%	$1,611	25%
Cost of service (exclusive of depreciation)	1,469	17%	1,324	19%	145	11%

Service gross margin	$6,717		$5,251		$1,466	28%

Service gross margin percentage	82%		80%

      Domestic service revenues. Service revenues increased 25% from 2001 to 2002. Our service revenues are impacted by both the number of handsets in service (volume) and average monthly revenue per handset in service (rate).

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

      From a rate perspective, our average monthly service revenue per handset increased 2% from 2001 to 2002. We attribute the increase in average monthly service revenue per handset to:

•	the following revenue enhancement initiatives during 2002:

•	in the first quarter 2002, we began charging many of our customers a fee to recover a portion of the costs associated with government mandated telecommunications services such as E911 and number portability; and

•	in the second quarter 2002, for many of our customer accounts, we implemented the industry-wide practice of full minute rounding, raised the excess usage rate for some customer accounts and decreased the off-peak hours, which are generally billed at lower rates than peak hours; offset by

•	the introduction of more competitive pricing plans in 2002, which provide more minutes of use with a lower monthly access charge to the customer; and

•	increases in credits and adjustments for service discounts or billing disputes as a result of issues experienced by customers during the billing system conversion or changes in billing practices as discussed below.

      Domestic cost of service. Cost of service increased 11% from 2001 to 2002, primarily as a result of increased handsets in service and the resulting increased minutes of use. Specifically, we experienced:

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

      Variable interconnection fees increased 4% while total system minutes of use increased 40% from 2001 to 2002 principally due to a 22% increase in the number of handsets in service as well as a 12% increase in the average monthly billable minutes of use per handset over the same period. Our lower variable interconnection cost per minute of use was affected by favorable settlements of rate disputes with our service providers, rate savings achieved through new agreements with long distance providers signed in mid-2001, as well as efforts implemented during the second quarter of 2002 to move long distance traffic to lower cost carriers.

      Domestic service gross margin. Service gross margin as a percentage of service revenues increased from 80% for 2001 to 82% for 2002. While the service gross margin has increased in the aggregate, our service gross margin as a percentage of service revenues generally remained flat prior to 2002. During 2002, service gross margin as a percentage of service revenues improved primarily due to a combination of increasing subscriber growth and achievement of economies of scale and network operating efficiencies.

     Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      Consolidated handset and accessory revenues and cost of handset and accessory revenues. Consolidated handset and accessory revenues increased from $468 million for 2001 to $535 million for 2002. The $67 million increase in handset and accessory revenues reflects a $96 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $29 million to handset and accessory revenues in our consolidated results in 2001.

      Consolidated cost of handset and accessory revenues decreased from $1,370 million for 2001 to $1,047 million for 2002. The $323 million decrease in cost of handset and accessory revenues reflects a $167 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $156 million to cost of handset and accessory revenues in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic handset and accessory revenues and cost of handset and accessory revenues.

      Domestic handset and accessory revenues and cost of handset and accessory revenues. During 2002, we recorded $535 million of handset and accessory revenues, an increase of $96 million from 2001. During 2002, we recorded $1,047 million of cost of handset and accessory revenues, a decrease of $167 million from December 31, 2001. These results are summarized in the table below.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Current period handset and accessory sales	$892	10%	$484	7%	$408	84%
Net effect of SAB No. 101 handset deferrals	(357)	(4)%	(45)	(1)%	(312)	NM

Handset and accessory revenues	535	6%	439	6%	96	22%

Current period cost of handset and accessory sales	1,404	16%	1,259	18%	145	12%
Net effect of SAB No. 101 handset deferrals	(357)	(4)%	(45)	(1)%	(312)	NM

Cost of handset and accessory revenues	1,047	12%	1,214	17%	(167)	(14)%

Handset and accessory net subsidy	$(512)		$(775)		$263	34%

NM — Not Meaningful

     Domestic handset and accessory revenues. Reported handset and accessory revenues are influenced by the number of handsets sold, the sales prices of the handsets sold and the effect of SAB No. 101, which required that handset revenue generated from sales to customers be spread over the estimated life of the customer relationship period rather than recording all handset revenue at the time of sale. The effect of SAB No. 101 in the table above is the net effect of current period sales being deferred to future periods, offset by the benefit of handset sales deferred in previous periods that are now being recognized as revenue.

	Year Ended
	December 31,
			Change from
SAB No. 101 Effect	2002	2001	Previous Year

	(in millions)
Handset sales deferred	$(715)	$(391)	$(324)
Previously deferred handset sales recognized	358	346	12

Net effect of SAB No. 101 handset deferrals	$(357)	$(45)	$(312)

      Current period handset and accessory sales increased $408 million, or 84%, for 2002 compared to 2001. This increase reflects an increase in the number of handsets sold of about 18% and an overall increase in the sales prices of the handsets. This increase in handset and accessory sales was partially offset by the increase in the SAB No. 101 net deferrals of $312 million. The increase in the SAB No. 101 net deferrals reflects increasing revenues from handset sales in 2002 primarily due to increased handset prices.

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

      Current period cost of handset and accessory sales increased $145 million, or 12%, for 2002 compared to 2001. This increase reflects an increase in the number of handsets sold of about 18% partially offset by a slight reduction in the average cost we pay for handsets. This increase in the cost of handset and accessory sales was more than offset by the increase in the SAB No. 101 net deferrals of $312 million.

      Domestic handset and accessory net subsidy. We generally sell handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers. While we expect to continue the industry practice of selling handsets at prices below cost, we experienced improvements in our handset and accessory net subsidy during 2002. Handset and accessory net subsidy decreased 34% from 2001 to 2002 even though we experienced about an 18% increase in the number of handsets sold. We attribute the improvement in handset and accessory gross subsidy to:

•	increased sales of our feature rich, higher priced and lower subsidy handsets, including the effect of increased handset prices charged to some of our indirect dealers beginning in the second quarter 2002 in return for higher commissions to be paid to the dealers upon activation of handsets for new subscribers; and

•	a decline in the average cost that we pay for our portfolio of handsets.

      See “— Domestic selling and marketing” for a more detailed description of the change in the commission plan.

     Selling, General and Administrative Expenses.

      Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased from $3,020 million for 2001 to $3,039 million for 2002. The $19 million increase in selling, general and administrative expenses reflects a $464 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $445 million to selling, general and administrative expenses in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic selling, general and administrative expenses.

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

      Domestic selling and marketing. The increase in domestic selling and marketing expenses from 2001 to 2002 reflects:

•	a $165 million, or 32%, increase in commissions and residuals earned by indirect dealers and distributors;

•	a $49 million, or 13%, increase in direct sales and marketing payroll and related expenses;

•	a $42 million, or 15%, increase in advertising expenses; and

•	a $35 million, or 37%, increase in other general selling and marketing expenses.

      Indirect dealers and distributors earn commissions for activation of handsets for new subscribers. In addition, we pay some indirect dealers and distributors residuals to encourage ongoing customer support and to promote handset sales to high-value customers who are more likely to generate higher monthly service revenues and less likely to deactivate service. The increase in dealer commissions is primarily attributable to higher commissions earned by dealers on activations of higher priced handsets beginning in the second quarter 2002. As of December 31, 2002, these higher commissions paid to dealers have substantially offset the impact of the revenues from the higher priced handsets. The remaining increase is primarily related to increasing dealer residuals along with increasing dealer commissions designed to motivate the activation of new handsets and sales of data applications.

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

      Domestic general and administrative. The increase in general and administrative expenses from 2001 to 2002 reflects:

•	a $97 million, or 19%, increase in expenses related to billing, collection, customer retention and customer care activities;

•	a $5 million, or 2%, increase in bad debt expense; and

•	a $71 million, or 15%, increase in personnel, facilities and general corporate expenses.

      Billing, collection, customer retention and customer care related costs increased due to the costs to support a larger customer base, including increased postage costs, as well as costs associated with the implementation of our new billing and customer care system in 2002. However, these costs increased at a slower rate than our customer growth rate in part due to cost savings we realized as a result of outsourcing many aspects of our customer care function.

      Although bad debt expense increased $5 million from 2001 to 2002, it decreased as a percentage of domestic operating revenues from 4.7% in 2001 to 3.8% in 2002. The decrease in bad debt expense as a percentage of operating revenues reflects the results of several initiatives we put in place, including strengthening our credit policies and procedures specifically in the area of compliance with our deposit policy, an increase in our collections staff, limits on the account sizes for designated high risk accounts, the suspension of accounts earlier than in the past and the implementation of new credit and collections software tools which enabled us to better screen and monitor the credit quality and delinquency levels of our customers.

      Personnel, facilities and general corporate expenses increased primarily as a result of increases in headcount, professional fees and other expenses relating to our public safety and technology and product development initiatives, and employee compensation costs.

     Depreciation and Amortization.

      Consolidated depreciation and amortization. Consolidated depreciation increased from $1,508 million for 2001 to $1,541 million for 2002. The $33 million increase in depreciation reflects a $204 million increase attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $171 million to depreciation in our consolidated results in 2001.

      Consolidated amortization decreased from $238 million for 2001 to $54 million for 2002. The $184 million decrease in amortization reflects a $121 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $63 million to amortization in our consolidated results in 2001. The following section provides a more detailed analysis of our domestic depreciation and amortization expense.

Domestic depreciation and amortization.

		% of		% of	Change from
	Year Ended	Domestic	Year Ended	Domestic	Previous Year
	December 31,	Operating	December 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,541	17%	$1,337	19%	$204	15%
Amortization	54	1%	175	2%	(121)	(69)%

Depreciation and amortization	$1,595	18%	$1,512	21%	$83	5%

      The $204 million increase in depreciation expense from 2001 to 2002 was primarily the result of a 5% increase in transmitter and receiver sites in service and a 4% increase in switches in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. Additionally, depreciation increased as a result of our shortening the useful lives of some of our network assets in the fourth quarter 2001 in response to technology upgrades. We periodically review the useful lives of our fixed assets as circumstances warrant, and it is possible that depreciation expense may increase in future periods. Depreciation expense recorded in a period can be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets, which generally have much shorter depreciable lives as compared to network assets.

      The $121 million decrease in amortization expense from 2001 to 2002 is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and FCC licenses effective January 1, 2002.

Consolidated Restructuring and Impairment Charges, Interest and Other.

	Year Ended		Change from
	December 31,		Previous Year

	2002	2001	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$(35)	$(1,769)	$1,734	98%
Interest expense	(1,048)	(1,403)	355	25%
Interest income	58	207	(149)	(72)%
Gain on retirement of debt, net of debt conversion costs	354	469	(115)	(25)%
Gain on deconsolidation of NII Holdings	1,218	—	1,218	NM
Equity in losses of unconsolidated affiliates	(302)	(95)	(207)	NM
Foreign currency transaction losses, net	—	(70)	70	100%
Realized gain on investment	—	47	(47)	(100)%
Reduction in fair value of investment, net	(37)	(188)	151	80%
Other, net	(2)	(12)	10	83%
Income tax (provision) benefit	(391)	135	(526)	NM
Income (loss) available to common stockholders	1,660	(2,858)	4,518	158%

NM — Not Meaningful

     Restructuring and impairment charges. In January 2002, we announced a five-year information technology outsourcing agreement with EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with IBM and TeleTech to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million domestic restructuring charge in the first quarter of 2002, which primarily represents the future lease payments related to facilities we planned to vacate net of estimated sublease income.

      In view of the capital constrained environment and NII Holdings’ lack of funding sources, during the fourth quarter of 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and the decision to discontinue funding to its Philippine operating company, NII Holdings recorded non-cash pre-tax asset impairment charges and pre-tax restructuring and other charges of about $1,747 million in 2001. In May 2001, we recorded a $22 million restructuring charge to reduce domestic payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. For more detailed information, see note 4 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Interest expense. Consolidated interest expense decreased from $1,403 million for 2001 to $1,048 million for 2002. The $355 million decrease in interest expense reflects a $91 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $300 million to interest expense in our consolidated results in 2001, offset by a $36 million elimination included in our consolidated results in 2001. The $91 million decrease in domestic interest expense from 2001 to 2002 primarily relates to:

•	a $140 million decrease due primarily to a reduction in the weighted average interest rates related to our bank credit facility from 6.9% during 2001 to 4.7% during 2002; partially offset by

•	a $36 million decrease in capitalized interest due to a decrease in our capital expenditures as well as the reduction in our average interest rates;

•	a $10 million increase due to the changes in fair values of our interest rate swaps; and

•	a $3 million increase primarily related to the retirement of our senior notes, as discussed below.

      Interest expense related to our senior notes increased from 2001 to 2002 primarily due to the issuance of our 9.5% senior notes in February 2001 and our 6% convertible senior notes in May 2001, partially offset by the retirement of $1,928 million in aggregate principal amount of our senior notes during 2002. As of December 31, 2001, we had outstanding domestic long-term debt of $13,864 million. Due principally to repurchases of these securities, as of December 31, 2002, we had outstanding domestic long-term debt of $12,278 million.

      Interest income. Consolidated interest income decreased from $207 million for 2001 to $58 million for 2002. The $149 million decrease in interest income reflects a $172 million decrease attributable to our domestic operations as discussed below, as well as the impact of the deconsolidation of our international operations in 2002, which contributed $13 million to interest income in our consolidated results in 2001, offset by a $36 million elimination included in our consolidated results in 2001. The $172 million decrease in interest income from 2001 to 2002 is primarily due to a general decrease in interest rates as well as lower average cash and short-term investments balances in 2002.

      Gain on retirement of debt. The gain on retirement of debt, net of debt conversion costs in 2002 relates to the purchase and retirement of some of our senior notes during 2002. The gain on retirement of debt during 2001 relates to Nextel Communications’ purchase of some of NII Holdings’ senior notes in August 2001.

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

      Equity in losses of unconsolidated affiliates. The $302 million equity in losses of unconsolidated affiliates for 2002 includes:

•	a $226 million loss representing our share through May 2002 of NII Holdings’ operating results before it emerged from bankruptcy; and

•	a $92 million loss primarily attributable to our equity method investment in Nextel Partners; offset by

•	a $16 million gain representing our share of NII Holdings’ post-emergence results from November to December 2002.

      The $95 million equity in losses of unconsolidated affiliates for 2001 is primarily due to our losses attributable to our equity method investment in Nextel Partners.

      Foreign currency transaction losses. The foreign currency transaction loss in 2001 is attributable to the inclusion of our international operations in our consolidated results in 2001.

      Realized gain on investment. The realized gain on investment in 2001 primarily consists of a $42 million gain related to the sale of NII Holdings’ investment in TELUS.

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

      Income tax (provision) benefit. The increase in the income tax provision in 2002 is primarily attributable to the adoption of SFAS No. 142, as a result of which we incurred non-cash charges of $386 million to the income tax provision. For more detailed information, see notes 1 and 5 to our consolidated financial statements appearing at the end of this annual report on Form 10-K. We have provided a full reserve against our net operating loss carryforwards as of December 31, 2002. This reserve is established due to the fact that we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the net operating loss will be realized.

C.     Liquidity and Capital Resources

      As of December 31, 2003, we had total liquidity of $3.2 billion available to fund our operations including $2.0 billion of cash, cash equivalents and short-term investments and $1.2 billion available under the revolving loan commitment of our bank credit facility. Our liquidity has declined from December 31, 2002, when we had total liquidity of $4.1 billion comprised of $2.7 billion of cash, cash equivalents and short-term investments and about $1.4 billion available under the revolving loan commitment of our bank credit facility, primarily as a result of the purchase and retirement of long-term debt and preferred stock obligations.

      Until the third quarter 2002, total cash used in investing activities, primarily for capital expenditures and spectrum acquisitions associated with developing, enhancing and operating our network, more than offset our cash flows provided by operating activities. For 2003, total cash provided by operating activities exceeded cash flows used in investing activities by $1,251 million as compared to $287 million for the same period in 2002. Prior to 2003, we had used external sources of funds, primarily from issuances of debt and equity securities, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Year Ended		Change from
	December 31,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$3,312	$2,523	$789	31%
Cash used in investing activities	(2,061)	(2,236)	175	8%
Cash used in financing activities	(2,291)	(922)	(1,369)	(148)%

      Net cash provided by operating activities for 2003 improved by $789 million over 2002 primarily due to a $2,241 million increase in cash received from our customers as a result of growth in our customer base, partially offset by a $1,305 million increase in cash paid to our suppliers and employees in order to support the larger customer base and a $106 million increase in net cash paid for interest as cash interest on some of our senior discount notes began to accrue in late 2002 and early 2003.

      Net cash used in investing activities for 2003 decreased by $175 million over 2002 due to:

•	a $264 million decrease in cash paid for purchases of licenses, acquisitions, investments and other;

•	the relinquishment of $250 million of NII Holdings’ cash upon the deconsolidation of NII Holdings in 2002;

•	a $246 million increase in proceeds from sales of investments, primarily as a result of the sale of NII Holdings common stock and the redemption of preferred stock by Nextel Partners in 2003; and

•	a $147 million decrease in cash paid for capital expenditures; offset by

•	a $732 million increase in net cash purchases of short-term investments.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $1,716 million for 2003 and $1,863 million for 2002. Capital expenditures decreased for 2003 as compared to 2002 primarily due to:

•	the implementation of enhanced processes and tools that allow us to more efficiently deploy and utilize network assets, which will allow us to defer or avoid capital expenditures for additional network assets;

•	our improved spectrum utilization, which allows us to add enhancements to existing transmitter and receiver sites rather than building additional sites; and

•	technological advances in network equipment, which provide us with more capacity at a lower cost; see “— D. Future Capital Needs and Resources — Capital Needs — Capital expenditures.”

      We expect that our capital expenditures will increase in 2004 due to the deployment of the 6:1 voice coder and the implementation of information technology enhancements and as we improve and expand the geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features such as WiDEN and the development of dispatch technologies and services. See “— Forward-Looking Statements.”

      We made cash payments during 2003 totaling $279 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses of NeoWorld Communications. We made cash payments during 2002 totaling $543 million for acquisitions, licenses, investments and other, including $111 million for the assets of Chadmoore Wireless Group, Inc., $51 million for our investment in NII Holdings’ new class A common stock and new senior notes issued in its reorganization, $50 million for our U.S.-Mexico cross border spectrum sharing agreement with NII Holdings and $40 million in cash payments toward our purchase of NeoWorld Communications.

      Net cash used in financing activities of $2,291 million during 2003 consisted primarily of:

•	$4,598 million paid for the purchase and retirement of some of our senior notes, convertible senior notes and our series D and series E preferred stock;

•	$696 million in net repayments under our long-term credit facility;

•	$98 million for repayments under capital lease and finance obligations, including a payment of $54 million associated with the early buy-out option under one of our capital lease agreements; and

•	$57 million paid for mandatorily redeemable preferred stock dividends; partially offset by

•	$2,483 million of net proceeds from the sale of newly issued senior notes; and

•	$689 million of net proceeds from the issuance of shares of our class A common stock primarily under our direct stock purchase plan.

      Net cash used in financing activities during 2002 consisted primarily of $843 million paid for the purchase and retirement of some of our senior notes, convertible senior notes and preferred stock and $100 million for net repayments under our capital lease and finance obligations and bank credit facility. We may, from time to time, as we deem appropriate, purchase more of our outstanding debt securities and mandatorily redeemable preferred stock, which transactions in the aggregate may be material.

D.     Future Capital Needs and Resources

     Capital Resources.

      As of December 31, 2003, our capital resources included $2.0 billion of cash, cash equivalents and short-term investments and $1.2 billion of the revolving loan commitment under our credit facility, as discussed below, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $3.2 billion as of December 31, 2003.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Prior to the third quarter 2002, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, prior to that time, we met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we continue to generate sufficient cash flow from our operating activities to fund these investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines, we may be required to fund our investing activities by using our available liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. If we become unable to generate cash flow from our operating activities, our available liquidity would be sufficient to fund investing activities for only a limited period of time. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers, which in turn is dependent on our ability to attract new and retain existing customers;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	the amount of operating expenses required to provide our services; and

•	the amount of non-operating expenses required to operate our company, consisting primarily of interest expense.

      As of December 31, 2003, our bank credit facility provided for total secured financing capacity of up to $5 billion, subject to the satisfaction or waiver of applicable borrowing conditions, representing a reduction in the total financing capacity from $6 billion at December 31, 2002 as a result of scheduled reductions in capacity and the prepayments described below. As of December 31, 2003, this facility consisted of a $1.3 billion revolving loan commitment, of which $116 million has been borrowed, and $3.7 billion in two classes of term loans, all of which has been borrowed.

      In October 2003, we amended our credit facility to:

•	increase the amount of revolving loans that may be used to support letters of credit from $150 million to $750 million to provide for the potential letters of credit associated with our relocation commitment under the Consensus Plan; and

•	obtain the ability to prepay outstanding principal amounts under any class of term loan without concurrently being required to prepay outstanding principal amounts of other classes of term loans, as was required prior to the amendment.

      In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by prepaying $2.8 billion of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2.2 billion term loan under that facility that matures in December 2010. At the same time, we amended the facility to permit us at some future time to establish one or more series of incremental revolving loan commitments that would replace the existing revolving loan commitment as it is reduced or terminated, and to include a prospective consent of the lenders to certain possible future extensions of the existing revolving credit commitments.

      The term loans mature on December 31, 2007 and December 15, 2010. On March 31, 2004, the amount of the revolving loan commitment available to us will be reduced by $38 million and such reductions will increase to $75 million every quarter beginning April 1, 2004 and continuing through March 31, 2005. Starting April 1, 2005, the reductions become more significant until 2007 when no amounts will be available under the revolving credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. We are also obligated to repay the loans if certain change of control events occur. As of December 31, 2003, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” Borrowings under the credit facility are secured by liens on substantially all of our assets, and are guaranteed by us and substantially all of our subsidiaries. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2003, the applicable provisions of our senior notes and mandatorily redeemable preferred stock did not restrict our ability, and we had satisfied the conditions under this facility, to borrow substantially all of the remaining $1.2 billion revolving credit commitment that is currently available.

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

      In addition to the retirements under our credit facility described above, from April 1, 2002 to December 31, 2003, we purchased and retired about $8,167 million in principal amount of our senior notes and convertible notes and in face amount of our preferred stock. We expect annualized interest and dividend savings from these senior and convertible note, preferred stock and credit facility redemptions and retirements, net of additional interest resulting from the newly issued 7.375% and 6.875% senior notes and the new term loan under the credit facility all incurred in 2003, of about $669 million for the next several years. See “— Future contractual obligations” for further information about future cash payments related to our long-term debt and preferred securities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions that in the aggregate may be material.

      For the years subsequent to December 31, 2003, scheduled annual maturities of long-term debt, including our bank credit facility, capital lease and finance obligations outstanding as of December 31, 2003 are as follows:

		Capital
		Lease and
	Long-Term	Finance
	Debt	Obligations	Total

	(in millions)
2004	$321	$166	$487
2005	427	1	428
2006	461	1	462
2007	499	7	506
2008	22	—	22
Thereafter	8,263	—	8,263

	9,993	175	10,168
Add unamortized premium	8	—	8
Add deferred premium	36	—	36

	$10,037	$175	$10,212

     Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital expenditures;”

•	future investments, including the purchase of certain MMDS FCC licenses and related assets, other potential spectrum purchases and investments in new business opportunities;

•	potential payments in connection with the Consensus Plan relating to the proposed public safety spectrum realignment (see Part I, “Item 1. Business — K. Regulation — 2. Proposed public safety spectrum realignment”);

•	scheduled principal and interest payments related to our long-term debt and any amounts that we choose to redeem;

•	potential material increases in the cost of compliance with regulatory mandates (see Part I, “Item 1. Business — K. Regulation”); and

•	other general corporate expenditures including the potential of becoming a full taxpayer in the next few years.

      Capital expenditures. Our capital expenditures during 2003 totaled $1,716 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter, receiver sites and related switching equipment to enhance our network’s geographic coverage and to maintain our network quality;

•	the enhancements to our existing iDEN technology to increase data speed and voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.

      Our future capital expenditures are affected by future technology improvements and technology choices. In October 2003, we began deploying the 6:1 voice coder that is designed to allow us to more efficiently use our spectrum and reduce our network capital expenditures. Because the network efficiencies relating to the 6:1 voice coder are dependent on use of handsets operating in the 6:1 mode, our plans assume that the realization of the capacity and related financial benefits is timed to coincide with the deployment and use of those handsets. It is our expectation that most of these benefits will not begin to be realized until after 2004. If there are substantial delays in the deployment of handsets operating in the 6:1 mode, those benefits would also be delayed and our capital expenditures could increase in order to meet our network capacity needs. See Part I, “Item 1. Business — E. Our Network and Technology — 3. Our technology plans” and “— Forward-Looking Statements.” Development of technology enhancements like the 6:1 voice coder would allow us to reduce the amount of capital expenditures we would need to make for our network voice capacity in future years. However, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services.

      Future contractual obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

Future							2009 and
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes	$10,219	$482	$482	$482	$482	$482	$7,809
Bank credit facility(1)	4,961	444	596	629	684	187	2,421
Capital lease and finance obligations	213	204	1	1	7	—	—
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	1,575	442	380	268	188	110	187
Purchase obligations and other	2,455	685	468	405	256	221	420

Total	$19,668	$2,257	$1,927	$1,785	$1,617	$1,000	$11,082

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

      In addition, we have less than $1.5 billion of open purchase orders for goods or services as of December 31, 2003 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of December 31, 2003. We expect these commitments to become due in 2004. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $334 million for spectrum leasing agreements and acquisitions, including about $195 million for the pending acquisition of certain MMDS FCC licenses, interests in certain MMDS FCC licenses and other network assets of WorldCom and Nucentrix, entered into and outstanding as of December 31, 2003. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “Other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, interest rates and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 13 of the consolidated financial statements appearing at the end of this annual report on Form 10-K for amounts paid to Motorola in 2003.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to Nextel Partners. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a network utilizing the iDEN technology used in our network. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock if:

•	(i) we elect to cease using iDEN technology on a nationwide basis; (ii) this technology change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	we experience a change of control;

•	we breach the operating agreements; or

•	Nextel Partners fails to implement changes required by us to match changes we have made in our business, operations or systems.

      If we purchase the outstanding shares of Nextel Partners’ class A common stock:

•	As a result of the termination of our operating agreements with Nextel Partners as a result of our breach, the purchase price could involve a premium based on a pricing formula.

•	As a result of the termination of our operating agreements as a result of a breach by Nextel Partners, the purchase price could involve a discount based on a pricing formula.

•	As a result of the election of a majority of the non-Nextel stockholders to require us to purchase, after Nextel Partners’ failure to implement changes in business, operations or systems required by us, the purchase price will be an amount equal to the higher of the fair market value as determined by the appraisal process and a 20% rate of return on each tranche of invested capital in Nextel Partners, whether contributed in cash or in kind, from the date of its contribution through the purchase date, which value will be divided over all of Nextel Partners’ capital stock.

•	For any other reason, the purchase price will be the fair market value of the class A common stock. Under the certificate of incorporation of Nextel Partners, fair market value is defined as the price that a buyer would be willing to pay for all of Nextel Partners’ outstanding capital stock in an arm’s-length transaction and includes a control premium, as determined by an appraisal process.

      We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

      Future outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing and financing activities. We expect to fund our capital needs for at least the next twelve months by using our anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures;

•	our scheduled debt service requirements;

•	consummation of existing agreements to purchase spectrum, including those with WorldCom and Nucentrix; and

•	other future contractual obligations.

      Additionally, we have the ability to use existing cash, cash equivalents and short-term investments on hand and available of $2.0 billion as of December 31, 2003, or drawdown on the available revolving loan commitment under our credit facility of about $1.2 billion as of December 31, 2003 to fund our capital needs.

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

      Our above conclusion that we will be able to fund our capital requirements for at least the next twelve months by using cash generated from operations does not take into account:

•	the impact of our participation in any future auctions for the purchase of significant amounts of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	deployment of next generation technologies;

•	potential material additional purchases or redemptions of our outstanding debt securities and preferred stock for cash;

•	potential material increases in the cost of compliance with regulatory mandates (see Part I, “Item 1. Business — K. Regulation”); and

•	potential payments in connection with the FCC’s action on the Consensus Plan.

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

      We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under Part I, “Item 1. Business — M. Risk Factors.”

E.     Related Party Transactions.

      Motorola. As of February 27, 2004, Motorola was the beneficial owner of about 8% of our class A common stock, assuming the conversion of shares of our class B nonvoting common stock, all of which is owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole provider of the iDEN infrastructure equipment and all the handsets except the BlackBerry devices. We paid Motorola $2,155 million during 2003 for these goods and services and net payables to Motorola were $230 million at December 31, 2003. We also work closely with Motorola to improve existing products and develop new technologies for use in our network. We rely on Motorola for network maintenance and enhancements. Additional information can be found in note 13 of the consolidated financial statements at the end of this annual report on Form 10-K. See Part I, “Item 1. Business — E. Our Network and Technology” and “— J. Our Strategic Relationships — 1. Motorola.”

      Nextel Partners. In January 1999, we entered into agreements with Nextel Partners, and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. Nextel Partners operates a network utilizing the iDEN technology used in our network under the Nextel brand name. The certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. Additional information can be found in note 3 of the consolidated financial statements at the end of this annual report on Form 10-K. See “— D. Future Capital Needs and Resources — Future contractual obligations.”

      During 2003, we received $15 million for the sale of FCC licenses and network assets to Nextel Partners. Additionally, Nextel Partners completed an offering of its common stock and as a result, we recorded an increase of $5 million in paid-in capital in our stockholders’ equity. As a result, as of December 31, 2003, we owned about 30% of the outstanding common stock of Nextel Partners. In November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. As our investment in Nextel Partners’ was written down to zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain of $39 million.

      Under our roaming agreement with Nextel Partners, we were charged $51 million during 2003 for our customers roaming on Nextel Partners’ network, net of roaming revenues earned. We also provide telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $44 million in 2003, which we recorded as a reduction to cost of service. We also charged Nextel Partners $11 million in 2003 for administrative services provided under a services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We earned $4 million in 2003 in royalty fees, which we recorded as other income (expense). We have a net receivable due from Nextel Partners of $16 million as of December 31, 2003.

      As of December 31, 2003, Mr. Donahue and Mr. Weibling were directors of Nextel Partners. See Part I, “Item 1. Business — J. Our Strategic Relationships — 2. Nextel Partners.”

      NII Holdings. NII Holdings provides wireless communications services using iDEN technology primarily in selected Latin American markets. In November 2002, NII Holdings, which prior to that time was our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code, having filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware, after it and one of its subsidiaries defaulted on credit and vendor finance facilities.

      As a result of the completion of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share under the terms of NII Holdings’ plan of reorganization. These extinguishments included the $857 million aggregate principal amount of notes of NII Holdings that we purchased in August 2001.

      The reorganization of NII Holdings also included a new infusion of capital into NII Holdings, some of which was provided by existing creditors including us, in exchange for a new series of 13% senior secured discount notes of NII Holdings and shares of NII Holdings’ new class A common stock. We contributed about $51 million in cash and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. We allocated the $51 million investment between the debt and equity instruments based upon their relative fair values. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million under the terms of NII Holdings’ plan of reorganization, in satisfaction of the outstanding debt obligations of NII holdings that we held prior to the bankruptcy filing. We also provided $50 million of additional funding to NII Holdings in exchange for a U.S.-Mexico cross border spectrum sharing arrangement. In 2003, NII Holdings fulfilled its network construction obligation pursuant to this arrangement.

      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations.

      During the third quarter 2003, NII Holdings completed a public offering of its common stock and as a result, we recorded an increase of $17 million in paid-in capital in our stockholders’ equity. Also, in November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. As a result, as of December 31, 2003, we owned about 18% of the outstanding common stock of NII Holdings, and now account for our interest in NII Holdings as an available-for-sale cost method investment. In addition, in February 2004, we tendered our $66 million of the NII Holdings 13% senior notes to NII Holdings in exchange for $77 million in cash. As of December 31, 2003, we have no future funding commitment to NII Holdings.

      Upon NII Holdings’ emergence from bankruptcy, we entered into a revised overhead services agreement with NII Holdings under which we provide certain administrative, engineering and technical, information technology and marketing services for agreed fees. Under roaming agreements with NII Holdings, we were charged $7 million during 2003 for our customers roaming on NII Holdings’ network, net of roaming revenues earned. We have a net receivable due from NII Holdings of $1 million as of December 31, 2003.

      Mr. Donahue was a director of NII Holdings until March 2004. See Part I, “Item 1. Business — J. Our Strategic Relationships — 3. NII Holdings.”

      Our Related Party Transactions One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $4 million during 2003 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of less than $1 million at December 31, 2003. One of our executive officers was a member of the board of directors of RadioFrame Networks, Inc. through December 31, 2003. We paid RadioFrame $9 million during 2003 for network equipment and software. We had amounts payable to RadioFrame outstanding of about $1 million as of December 31, 2003.

F.     Effect of Inflation.

      Inflation is not a material factor affecting our domestic business. General operating expenses such as salaries, employee benefits, utilities and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of December 31, 2003, we did not have any derivative instruments. Additional information regarding our historical derivative transactions can be found in note 8 to the condensed consolidated financial statements.

      As of December 31, 2003, we held $1.2 billion of short-term investments and $0.8 billion of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.

      As of December 31, 2003, the fair value of our investment in NII Holdings’ 13% senior secured notes, which was determined based on quoted market prices of the notes, totaled $67 million. This investment is reported at its fair value in our financial statements. In February 2004, we tendered our NII Holdings 13% senior notes to NII Holdings in exchange for $77 million in cash.

      The table below summarizes our remaining market risks as of December 31, 2003 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facility, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at December 31, 2003. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes, loans under our bank credit facility and mandatorily redeemable preferred stock; and

•	present value of future cash flows for capital lease and finance obligations using a discount rate available for similar obligations.

      Notes 6, 7 and 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facility, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity						2003		2002

								Fair		Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Total	Value

	(dollars in millions)
Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Capital Lease and Finance Obligations
Fixed Rate	$166	$1	$1	$7	$—	$6,418	$6,593	$7,119	$9,170	$8,140
Average Interest Rate	10%	8%	8%	8%	—	8%	8%		9%
Variable Rate	$321	$427	$461	$499	$22	$2,090	$3,820	$3,813	$4,517	$4,085
Average Interest Rate	3%	3%	3%	3%	3%	3%	3%		4%
Interest Rate Swaps
Variable to Fixed	$—	$—	$—	$—	$—	$—	$—	$—	$570	$(112)
Available Pay Rate	—	—	—	—	—	—	—	—	8%
Average Receive Rate	—	—	—	—	—	—	—	—	2%
Variable to Variable	$—	$—	$—	$—	$—	$—	$—	$—	$400	$(3)
Average Pay Rate	—	—	—	—	—	—	—	—	5%
Average Receive Rate	—	—	—	—	—	—	—	—	1%
Fixed to Variable	$—	$—	$—	$—	$—	$—	$—	$—	$500	$74
Average Pay Rate	—	—	—	—	—	—	—	—	5%
Average Receive Rate	—	—	—	—	—	—	—	—	10%

Item 8.     Financial Statements and Supplementary Data.

      Our consolidated financial statements are filed under this item, beginning on page F-1 of this annual report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this annual report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by this item regarding our directors is incorporated by reference to the information set forth under the caption “Election of Directors” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission. The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

      We have adopted the Nextel Communications, Inc. Code of Corporate Conduct, which applies to all of our directors, officers and employees. The Code of Corporate Conduct is publicly available on our website at http://www.nextel.com in the “Corporate Governance” section of the “About Nextel” tab. If we make any amendment to our Code of Corporate Conduct, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the Code of Corporate Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

      The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors — Board Committees — Compensation — Compensation Committee Interlocks and Insider Participation”, “Election of Directors — Director Compensation,” and “Executive Compensation” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this item is incorporated by reference to Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — D. Securities Authorized for Issuance Under Equity Compensation Plans” of this report and the information set forth under the caption “Securities Ownership” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.

      The information required by this item is incorporated by reference to the information set forth under the caption “Proposal 2 — Ratification of Appointment of Deloitte & Touche, LLP as Independent Auditors for 2004” in our proxy statement relating to our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The following financial statements are included in this annual report on Form 10-K:

(2)	The following financial statement schedules are included in this annual report on Form 10-K.

Schedule I — Condensed Financial Information of Registrant	F-45
Schedule II — Valuation and Qualifying Accounts	F-50

(3)	List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index, beginning on page 78.

      (b) Reports on Form 8-K:

(1)	Current Report on Form 8-K dated and filed with the Commission on October 16, 2003, reporting under Item 5 our financial results and other data, and furnishing under Item 9 the foregoing and additional information, for the quarter ended September 30, 2003.

(2)	Current Report on Form 8-K dated and filed with the Commission on October 20, 2003, reporting under Item 5, the filing of the Underwriting Agreement, dated as of October 16, 2003, and an opinion of counsel relating to our 6.875% senior notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ PAUL N. SALEH

March 11, 2004

Paul N. Saleh
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board of Directors	March 11, 2004

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	March 11, 2004

/s/ PAUL N. SALEH Paul N. Saleh	Executive Vice President and Chief Financial Officer (principal financial officer)	March 11, 2004

/s/ WILLIAM G. ARENDT William G. Arendt	Senior Vice President and Controller (principal accounting officer)	March 11, 2004

Morgan E. O’Brien	Vice Chairman of the Board	March , 2004

/s/ KEITH J. BANE Keith J. Bane	Director	March 11, 2004

/s/ FRANK M. DRENDEL Frank M. Drendel	Director	March 11, 2004

/s/ V. JANET HILL V. Janet Hill	Director	March 11, 2004

/s/ WILLIAM E. KENNARD William E. Kennard	Director	March 11, 2004

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	March 11, 2004

/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 11, 2004

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Nextel Communications, Inc., file no. 0-19656, unless otherwise indicated.

Exhibit
Number

3.1.1	Amended Certificate of Incorporation of Nextel.
3.1.2	Certificate Eliminating Reference to Series D and Series E Exchangeable Preferred Stock from the Certificate of Incorporation of Nextel.
3.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed February 10, 1999 as Exhibit 4.16 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Nextel.
4.1	Indenture dated November 12, 1999 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 9.375% Senior Serial Redeemable Notes due 2009 (filed November 15, 1999 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the “1999 Third Quarter 10-Q”) and incorporated herein by reference).
4.2	Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed January 26, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.3	Indenture dated January 26, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.4	Indenture dated May 29, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 6.0% Convertible Senior Redeemable Notes due 2011 (filed May 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.5.1	Indenture, dated as of July 31, 2003, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee (filed August 8, 2003 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “2003 Second Quarter 10-Q”) and incorporated herein by reference).
4.5.2	Form of Series A 7.375% senior serial redeemable note due 2015 (filed August 8, 2003 as Exhibit 4.2 to the 2003 Second Quarter 10-Q and incorporated herein by reference).
4.5.3	Form of Series B 6.875% senior serial redeemable note due 2013 (filed November 10, 2003 as Exhibit 4 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.6.1	Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas) Inc., as Administrative Agent, and The Chase Manhattan Bank as Collateral Agent (filed November 15, 1999 as Exhibit 4.3 to the 1999 Third Quarter 10-Q and incorporated herein by reference).
4.6.2	Amendment No. 1 dated April 26, 2000 to the Amended and Restated Credit Agreement dated November 9, 1999 among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent (filed May 5, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

4.6.3	Amendment No. 2 dated March 29, 2001 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, Toronto Dominion (Texas), as Administrative Agent, and The Chase Manhattan Bank, as Collateral Agent. (filed April 2, 2001 as Exhibit 4.13.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.6.4	Amendment No. 3 dated October 29, 2003 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, and Toronto Dominion (Texas), as Administrative Agent.
4.6.5	Amendment No. 4 dated December 3, 2003 to the Amended and Restated Credit Agreement dated November 9, 1999, as amended, among Nextel, Nextel Finance Company, the Other Restricted Companies party thereto, the Lenders party thereto, and Toronto Dominion (Texas), as Administrative Agent.
4.6.6	Tranche E Term Loan Agreement dated December 3, 2003 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, Toronto Dominion (Texas), as Administrative Agent, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank as Collateral Agent.
10.1.1*	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to the registration statement no. 33-43415 on Form S-1 (the “1991 S-1 Registration Statement”) and incorporated herein by reference).
10.1.2*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola and Nextel dated November 4, 1991(filed November 15, 1991 as Exhibit 10.48 to the 1991 S-1 Registration Statement and incorporated herein by reference).
10.1.3*	Amendment dated August 4, 1994 to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement between Nextel and Motorola dated November 1, 1991, as amended, and to the Letter Agreement between Nextel and Motorola dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed April 28, 1995 as Exhibit 10.02 to registration statement no. 33-91716 on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).
10.1.4*	Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed April 28, 1995 as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.1.5*	Amendment 004 to the Enhanced Specialized Mobile Radio System Purchase Agreement dated April 28, 1996 between Nextel and Motorola (filed July 5, 1996 as Exhibit 99.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.1.6*	Nextel/ Motorola Agreement dated March 27, 1997 (filed May 15, 1997 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10.1.7*	iDEN Infrastructure [*] Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed August 16, 1999 as Exhibit 10.2 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.1.8*	Amendment dated December 29, 1999 to the iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.7 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.9*	Amendment 001 dated December 29, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number

10.1.10*	Amendment 002 dated December 30, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.11*	Amendment dated December 28, 2000 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.11 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1.12*	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.1.13*	Amendment dated December 28, 2000 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1.14*	Amendment 003 dated November 13, 2001 Availability/ Outage Goals for 2001 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed March 29, 2002 as Exhibit 10.1.14 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1.16*	Amendment 004 dated March 15, 2002 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “First Quarter 2002 10-Q”) and incorporated herein by reference).
10.1.17*	Amendment 004 dated March 22, 2002 to Availability/ Outage Goals for 2002 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.2 to the First Quarter 2002 10-Q and incorporated herein by reference).
10.2	Agreement and Plan of Contribution and Merger dated August 4, 1994, as amended, among Nextel, Motorola, ESMR, Inc., ESMR Sub, Inc. and others (filed April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10.3	Registration Rights Agreement dated July 28, 1995 between Nextel and Motorola (filed November 14, 1995 as Exhibit 10.8 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.4.1	Form of Registration Rights Agreement dated July 28, 1995 between Nextel and Digital Radio (filed March 31, 1997 as Exhibit 10.38 to Nextel’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).
10.4.2	First Amendment to the Registration Rights Amendment (dated July 28, 1995) among Nextel, Digital Radio and Option Acquisition, L.L.C., dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.7 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.3	Option Exercise and Lending Commitment Agreement between Nextel and Digital Radio dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.4.4	Incentive Option Agreement between Nextel and Eagle River dated April 4, 1995 (filed April 11, 1995 as Exhibit 99.3 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).

Exhibit
Number

10.4.5	Agreement dated March 5, 2003 between Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed March 6, 2003 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.5.1	Option Purchase Agreement among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.5.2	Registration Rights Agreement between Nextel and Option Acquisition dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.6 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10.6.1**	Form of Indemnification Agreement and exhibits thereto between Nextel and each of its directors (filed June 24, 1992 as Exhibit 10.56 to Nextel’s annual report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).
10.6.2**	Nextel Amended and Restated Incentive Equity Plan (filed April 2, 2001 as Exhibit 10.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6.3**	Nextel Severance Benefits Plan (filed March 29, 2002 as Exhibit 10.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.6.4**	Nextel Associate Stock Purchase Plan (filed June 21, 1996 as Exhibit 4.3 to Nextel’s registration statement no. 333-06523 on Form S-8 and incorporated herein by reference).
10.6.5**	Nextel Cash Compensation Deferral Plan (filed December 17, 1997 as Exhibit 4.1 to Nextel’s registration statement No. 333-42537 on Form S-8 and incorporated herein by reference).
10.6.6**	Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed April 2, 2001 as Exhibit 10.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6.7**	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed November 14, 2002 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.6.8**	Nextel Communications, Inc. 2002/2003 Long-Term Incentive Plan (filed March 27, 2003 as Exhibit 10.19 to Nextel’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).
10.6.9**	Nextel Communications, Inc. 2004/2005 Long-Term Incentive Plan.
10.7.1**	Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue (filed August 8, 2003 as Exhibit 10.1 to the 2003 Second Quarter 10-Q and incorporated herein by reference)
10.7.2**	Employment Agreement between Paul N. Saleh and Nextel dated August 3, 2001 (filed March 29, 2002 as Exhibit 10.14 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.7.3**	Employment Agreement, dated as of January 1, 2001, between Leonard J. Kennedy and Nextel (filed March 27, 2003 as Exhibit 10.24 to the 2002 Form 10-K and incorporated herein by reference).
10.7.4**	Resignation and Non-Competition Agreement, dated November 11, 2003, between Morgan E. O’Brien and Nextel.
10.8.1	Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

10.8.2	Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (the “Nextel Partners Shareholder Agreement”)(filed by Nextel Partners February 22, 2000 as Exhibit 10.2 to amendment no. 2 to the registration statement no. 333-95473 on Form S-1 and incorporated herein by reference).
10.8.3	Amendment no. 1 dated February 22, 2000 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on October 23, 2000 as Exhibit 10.2 to the registration statement no. 333-48470 on Form S-4 and incorporated herein by reference).
10.8.4	Amendment no. 2 dated March 20, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(b) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.8.5	Amendment no. 3 dated April 18, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(c) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.8.6	Amendment no. 4 dated July 25, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on November 13, 2001 as Exhibit 10.2(d) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10.8.7	Amendment No. 5 dated June 13, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(e) to Nextel Partners quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (the “Nextel Partners 2003 First Quarter Form 10-Q”)).
10.8.8	Amendment No. 6 dated July 24, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(f) to the Nextel Partners 2003 First Quarter Form 10-Q).
10.8.9	Amendment No. 7 dated October 18, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(g) to the Nextel Partners 2003 First Quarter Form 10-Q).
10.8.10	Amendment No. 8 dated May 12, 2003 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(h) to the Nextel Partners 2003 First Quarter Form 10-Q).
10.8.11	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
21	Subsidiaries of Nextel.
23	Consent of Deloitte & Touche LLP.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
99	Memorandum Opinion and Order of the FCC dated February 13,1991 (filed December 5, 1992 as Exhibit 28.1 to the S-1 Registration Statement and incorporated herein by reference).

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and

Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Nextel Communications, Inc.

Reston, Virginia

      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included financial statement schedules I and II listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules I and II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules I and II based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, in 2003. As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002. As discussed in note 1 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivative instruments to conform to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and recorded a cumulative effect of a change in accounting principle in 2001.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 10, 2004

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002
(in millions)

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$806	$1,846
Short-term investments	1,165	840
Accounts and notes receivable, net	1,276	1,077
Due from related parties	70	33
Handset and accessory inventory	223	245
Prepaid expenses and other current assets	148	609

Total current assets	3,688	4,650
Investments	408	145
Property, plant and equipment, net	9,093	8,918
Intangible assets, net	7,038	6,607
Other assets	283	1,164

	$20,510	$21,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$663	$515
Accrued expenses and other	1,382	1,749
Due to related parties	285	241
Current portion of long-term debt, capital lease and finance obligations	487	251

Total current liabilities	2,817	2,756
Long-term debt	9,716	12,079
Capital lease and finance obligations	9	220
Deferred income taxes	1,867	1,619
Other liabilities	166	949

Total liabilities	14,575	17,623

Commitments and contingencies (notes 6 and 10)
Mandatorily redeemable preferred stock (note 6)	99	1,015
Stockholders’ equity
Convertible preferred stock, 0 and 4 shares issued and outstanding	—	136
Common stock, class A, 1,068 and 968 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	11,942	10,530
Accumulated deficit	(6,256)	(7,793)
Deferred compensation, net	(16)	(7)
Accumulated other comprehensive income (loss)	165	(21)

Total stockholders’ equity	5,836	2,846

	$20,510	$21,484

The accompanying notes including note 13 “— Related Party Transactions” are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001
(in millions, except per share amounts)

	2003	2002	2001

Operating revenues
Service revenues	$9,892	$8,186	$7,221
Handset and accessory revenues	928	535	468

	10,820	8,721	7,689

Operating expenses
Cost of service (exclusive of depreciation included below)	1,656	1,469	1,499
Cost of handset and accessory revenues	1,495	1,047	1,370
Selling, general and administrative	3,453	3,039	3,020
Restructuring and impairment charges	—	35	1,769
Depreciation	1,643	1,541	1,508
Amortization	51	54	238

	8,298	7,185	9,404

Operating income (loss)	2,522	1,536	(1,715)

Other income (expense)
Interest expense	(844)	(1,048)	(1,403)
Interest income	42	58	207
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $160 and $0	(245)	354	469
Gain on deconsolidation of NII Holdings	—	1,218	—
Equity in losses of unconsolidated affiliates, net	(40)	(302)	(95)
Foreign currency transaction losses, net	—	—	(70)
Realized gain on investments, net	213	—	47
Reduction in fair value of investments	(2)	(37)	(188)
Other, net	4	(2)	(12)

	(872)	241	(1,045)

Income (loss) before income tax (provision) benefit	1,650	1,777	(2,760)
Income tax (provision) benefit	(113)	(391)	135

Net income (loss)	1,537	1,386	(2,625)
(Loss) gain on retirement of mandatorily redeemable preferred stock	(7)	485	—
Mandatorily redeemable preferred stock dividends and accretion	(58)	(211)	(233)

Income (loss) available to common stockholders	$1,472	$1,660	$(2,858)

Earnings (loss) per common share
Basic	$1.41	$1.88	$(3.67)

Diluted	$1.36	$1.78	$(3.67)

Weighted average number of common shares outstanding
Basic	1,047	884	778

Diluted	1,089	966	778

The accompanying notes including note 13 “— Related Party Transactions” are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	Convertible		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2000	8	$283	727	$1	36	$—	$8,370	$(6,554)
Net loss								(2,625)
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
Foreign currency translation adjustment
Net unrealized gains on available- for-sale securities:
Unrealized holding losses
Reclassification adjustment for losses included in net income
Cash flow hedge:
Reclassification of transition adjustment included in net income
Unrealized loss on cash flow hedge
Total comprehensive income
Common stock issued under equity plans			8	—			49
Conversion of preferred stock into common stock	(4)	(147)	24	—			147
Exchange of debt securities for common stock			98	—			867
Exchange of mandatorily redeemable preferred stock for common stock			75	—			601
Deferred compensation and other							11
Gain on retirement of mandatorily redeemable preferred stock							485
Dividends and accretion on mandatorily redeemable preferred stock							(211)

Balance, December 31, 2002	4	136	968	1	36	—	10,530	(7,793)
Net income								1,537
Other comprehensive income, net of income tax:
Foreign currency translation adjustment
Unrealized holding gains
Cash flow hedge:
Reclassification of transition adjustment included in net income
Unrealized gain on cash flow hedge
Total comprehensive income
Common stock issued under direct stock purchase plan and other equity plans			47	—			707
Conversion of preferred stock into common stock	(4)	(136)	22	—			136
Exchange of debt securities for common stock			31	—			588
Deferred compensation and other							24
Increase on issuance of equity by affiliates, net of deferred income tax							22
Loss on retirement of mandatorily redeemable preferred stock							(7)
Dividends and accretion on mandatorily redeemable preferred stock							(58)

Balance, December 31, 2003	—	$—	1,068	$1	36	$—	$11,942	$(6,256)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated Other
				Comprehensive Income (Loss)

				Unrealized
	Treasury Stock			Gain	Cumulative	Cash
			Deferred	(Loss) on	Translation	Flow
	Shares	Amount	Compensation	Investments	Adjustment	Hedge	Total

Balance, December 31, 2000	—	$(2)	$(28)	$92	$(134)	$—	$2,028

Net loss							(2,625)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment					(95)		(95)
Net unrealized gains on available- for-sale securities:
Unrealized holding losses				(234)			(234)
Reclassification adjustment for losses included in net loss				149			149
Cash flow hedge:
Cumulative effect of accounting change						(20)	(20)
Reclassification of transition adjustment included in net loss						8	8
Unrealized loss on cash flow hedge						(17)	(17)

Total comprehensive loss							(2,834)

Common stock issued under equity plans	—	2					144
Exchange of debt securities for common stock							292
Deferred compensation and other			11				21
Dividends and accretion on mandatorily redeemable preferred stock							(233)

Balance, December 31, 2001	—	—	(17)	7	(229)	(29)	(582)

Net income							1,386
Other comprehensive income, net of income tax:
Foreign currency translation adjustment					228		228
Net unrealized gains on available- for-sale securities:
Unrealized holding losses				(37)			(37)
Reclassification adjustment for losses included in net income				37			37
Cash flow hedge:
Reclassification of transition adjustment included in net income						8	8
Unrealized loss on cash flow hedge						(6)	(6)

Total comprehensive income							1,616

Common stock issued under equity plans							49
Conversion of preferred stock into common stock							—
Exchange of debt securities for common stock							867
Exchange of mandatorily redeemable preferred stock for common stock							601
Deferred compensation and other			10				21
Gain on retirement of mandatorily redeemable preferred stock							485
Dividends and accretion on mandatorily redeemable preferred stock							(211)

Balance, December 31, 2002	—	—	(7)	7	(1)	(27)	2,846

Net income							1,537
Other comprehensive income, net of income tax:
Foreign currency translation adjustment					(4)		(4)
Unrealized holding gains				163			163
Cash flow hedge:
Reclassification of transition adjustment included in net income						4	4
Unrealized gain on cash flow hedge						23	23

Total comprehensive income							1,723

Common stock issued under direct stock purchase plan and other equity plans							707
Conversion of preferred stock into common stock							—
Exchange of debt securities for common stock							588
Deferred compensation and other			(9)				15
Increase on issuance of equity by affiliates, net of deferred income tax							22
Loss on retirement of mandatorily redeemable preferred stock							(7)
Dividends and accretion on mandatorily redeemable preferred stock							(58)

Balance, December 31, 2003	—	$—	$(16)	$170	$(5)	$—	$5,836

The accompanying notes including note 13 “— Related Party Transactions” are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,537	$1,386	$(2,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	46	316	504
Provision for losses on accounts receivable	129	334	370
Amortization of deferred gain from sale of towers	(105)	—	—
Restructuring and impairment charges	—	24	1,741
Depreciation and amortization	1,694	1,595	1,746
Loss (gain) on retirement of debt	245	(514)	(469)
Debt conversion expense	—	160	—
Gain on deconsolidation of NII Holdings	—	(1,228)	—
Equity in losses of unconsolidated affiliates, net	40	302	95
Foreign currency transaction losses, net	—	—	70
Realized gain on investments, net	(213)	—	(47)
Reduction in fair value of investments	2	37	188
Income tax provision (benefit)	62	391	(135)
Other, net	57	34	28
Change in assets and liabilities, net of effects from acquisitions
Accounts and notes receivable	(350)	(492)	(638)
Handset and accessory inventory	29	(21)	(79)
Prepaid expenses and other assets	(65)	(21)	196
Accounts payable, accrued expenses and other	204	220	184

Net cash provided by operating activities	3,312	2,523	1,129

Cash flows from investing activities
Capital expenditures	(1,716)	(1,863)	(3,418)
Proceeds from maturities and sales of short-term investments	2,511	3,486	4,879
Purchases of short-term investments	(2,825)	(3,068)	(3,987)
Payments for purchases of licenses, investments and other, net of cash acquired	(279)	(432)	(883)
Proceeds from sales of investments	248	2	142
Cash relinquished as a result of the deconsolidation of NII Holdings	—	(250)	—
Payments for acquisitions, net of cash acquired	—	(111)	(245)

Net cash used in investing activities	(2,061)	(2,236)	(3,512)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(4,598)	(843)	—
Proceeds from issuance of debt securities	2,483	—	2,250
Repayments under long-term credit facility	(2,965)	(47)	—
Borrowings under long-term credit facility	2,269	47	—
Proceeds from issuance of stock	689	35	124
Repayments under capital lease and finance obligations	(44)	(100)	(83)
Payment for capital lease buy-out	(54)	—	—
Mandatorily redeemable preferred stock dividends paid	(57)	(19)	—
Debt financing costs and other	(14)	(1)	(50)
Proceeds from sale-leaseback transactions	—	6	42
Increase in restricted cash held in escrow	—	—	(27)

Net cash (used in) provided by financing activities	(2,291)	(922)	2,256

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)
Net decrease in cash and cash equivalents	(1,040)	(635)	(128)
Cash and cash equivalents, beginning of period	1,846	2,481	2,609

Cash and cash equivalents, end of period	$806	$1,846	$2,481

The accompanying notes including note 13 “— Related Party Transactions” are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

      Operations. We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services that include: digital wireless mobile telephone service; Nextel Nationwide Direct ConnectSM walkie-talkie service; and a number of wireless data applications, including email, mobile messaging and Nextel Online® services, which provide wireless access to the Internet, an organization’s internal databases and other applications. As of December 31, 2003, we provided service to about 12.9 million subscribers excluding subscribers who purchase pre-paid services under our Boost Mobile™ brand.

      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 293 of the top 300 U.S. markets where about 250 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2003, we owned about 30% of the outstanding common stock of Nextel Partners.

      As of December 31, 2003, we also owned about 18% of the outstanding common stock of NII Holdings, Inc. NII Holdings provides wireless communications services primarily in selected Latin American markets.

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel Communications, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated companies in which we exercise significant influence over operating and financial policies but do not have control. We recognize all changes in our proportionate share of the unconsolidated affiliate’s equity resulting from the affiliate’s equity transactions as adjustments to our investment and stockholders’ equity balances. We use the cost method to account for equity investments in unconsolidated companies in which we do not exercise significant influence over operating or financial policies and do not have a controlling interest. Additional information regarding our equity investments can be found in note 3.

      Use of Estimates. We prepare our financial statements in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.

      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with maturities of 90 days or less at the time of purchase.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental cash flow information.

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,716	$1,863	$3,418
Change in capital expenditures accrued and unpaid or financed	140	41	(282)

	$1,856	$1,904	$3,136

Interest costs
Interest expense	$844	$1,048	$1,403
Interest capitalized	35	48	127

	$879	$1,096	$1,530

Cash paid for interest, net of amounts capitalized	$794	$712	$845

Cash received for interest	$30	$54	$226

Cash paid for income taxes	$50	$7	$3

      Investments. Marketable debt securities with maturities greater than 90 days and less than one year at the time of purchase are classified as short-term investments. Debt securities that we have the ability and intent to hold until maturity are accounted for as held-to-maturity securities and recorded at amortized cost. As of December 31, 2003 and 2002, our short-term investments consisted of commercial paper and corporate and government bonds.

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

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Because we have well over one million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Handset and Accessory Inventory. Handsets and accessories are valued at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because we expect to recover the handset subsidies through service revenues. We account for rebates received from vendors in accordance with Emerging Issues Task Force, or EITF, Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received by a Vendor.” Additional information can be found in “— Customer Related Direct Costs.”

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost. We capitalize costs for network and non-network software, which are included in property, plant and equipment, developed or obtained for internal use when incurred during the application development stage. For those software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required. The gross amount of assets recorded under capital lease and finance obligations included in property, plant and equipment is $276 million as of December 31, 2003 and $360 million as of December 31, 2002. Maintenance and repairs are charged to operations as incurred. Gains or losses from the sale or disposal of our property, plant and equipment are also charged to operations as realized or incurred.

      Network asset inventory and construction in progress includes materials, transmission and related equipment, labor, engineering, site development, interest and other costs relating to the construction and development of our network. Assets under construction are not depreciated until placed into service.

      We calculate depreciation using the straight-line method based on estimated economic useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and internal-use software and 3 to 12 years for non-network internal-use software, office equipment and other assets. We amortize leasehold improvements and assets under capital leases over the shorter of the lease terms or the estimated useful lives of the assets. We periodically review the estimated economic useful lives and salvage value of our property, plant and equipment and make adjustments to those estimates after considering historical experience, capacity requirements, consulting with the vendor and assessing new product and market demands, strategic decisions or technology matters and other factors. When these factors indicate property, plant and equipment assets may not be useful for as long as originally anticipated, we depreciate the remaining book values over the remaining estimated useful lives. In the first quarter 2003, we shortened the estimated useful lives of some of our network assets. As a result of these changes in estimates, we recorded about $79 million or $0.08 per common share of additional depreciation expense for the year ended December 31, 2003.

      Capitalized Software to be Sold, Leased or Otherwise Marketed. We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established. At each balance sheet date, we evaluate the recoverability of the unamortized capitalized costs of these software products. We classify software products to be sold, leased or otherwise marketed as noncurrent other assets.

      Intangible Assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, which consist of our Federal Communications Commission, or FCC, licenses. We are required to test these assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual review for impairment on October 1 of each year

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

using a residual value approach. We measure the fair value of our 800 and 900 megahertz, or MHz, licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. If the fair value of the goodwill or intangible asset is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the asset. Prior to 2002, we amortized FCC licenses and goodwill related to the acquisition of our FCC licenses over 40 years and goodwill related to the acquisition of our Nextel stores over 10 years. For those intangible assets that have finite useful lives, we continue to amortize them over their estimated useful lives using the straight-line method. Additional information regarding our intangible assets and the adoption of SFAS No. 142 can be found in note 5.

      Valuation of Long-Lived Assets. We review our long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement of impairment losses, we group our domestic long-lived assets with other assets and liabilities at the domestic enterprise level, which for us is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

      Derivative Instruments and Hedging Activities. From time to time, we use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt, which are caused by interest rate fluctuations. We do not use derivative instruments for trading or other speculative purposes.

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

      We record all derivatives in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and the hedged portion of our debt are recognized in interest expense in our statement of operations. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. For hedge transactions that qualify for hedge accounting using the short-cut method, there is no net effect on our results of operations.

      At inception of the hedge and quarterly thereafter, we perform a correlation assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in the fair values or cash flows of the hedged items. If we do not deem a derivative highly effective as a hedge, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in the results of operations.

      Debt Financing Costs. We amortize our debt financing costs as interest expense over the terms of the underlying obligations.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect® and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes of use.

      We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, for all handset sale arrangements entered into beginning in the third quarter 2003, we recognize revenue when title to the handset passes to the customer. Prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Additional information regarding the adoption of EITF Issue No. 00-21 can be found in “— New Accounting Pronouncements.”

      Customer Related Direct Costs. Upon the adoption of EITF Issue No. 00-21 effective July 1, 2003, we recognize the cost of handset revenues when title to the handset passes to the customer. Other customer related direct costs such as commissions are expensed as incurred. Prior to July 1, 2003, we recognized the costs of handset revenues over the expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from handset sales. Handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale.

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $15 million during 2003, $13 million during 2002 and $16 million during 2001. In addition, in February 2004, we elected to settle $21 million of obligations under our long-term incentive plan with deferred shares as permitted by that plan. See note 12.

      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1995, our income (loss) available to common stockholders and earnings (loss) per common share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

	(in millions, except
	per share amounts)
Income (loss) available to common stockholders, as reported	$1,472	$1,660	$(2,858)
Stock-based compensation expense included in reported net income	35	8	15
Stock-based compensation expense determined under fair value based method	(360)	(350)	(344)

Income (loss) available to common stockholders, pro forma	$1,147	$1,318	$(3,187)

Earnings (loss) per common share
As reported
Basic	$1.41	$1.88	$(3.67)

Diluted	$1.36	$1.78	$(3.67)

Pro forma
Basic	$1.10	$1.49	$(4.10)

Diluted	$1.07	$1.43	$(4.10)

      Additional information regarding the assumptions used in our calculation of the fair value of the awards can be found in note 12.

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred except where the benefit occurs over the year, in which case the expense is recognized on a straight-line basis over that year in accordance with APB Opinion No. 28, “Interim Financial Reporting.” Advertising costs totaled $462 million during 2003, $345 million during 2002 and $340 million during 2001.

      Foreign Currency. In May 2002, we began accounting for our investment in NII Holdings and its non-U.S. subsidiaries and affiliates under the equity method and in November 2003, we began accounting for our investment in NII Holdings under the cost method. Prior to the change to the equity method, results of operations for our non-U.S. subsidiaries and affiliates were translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities were translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements were reported as other comprehensive income (loss). The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated were recorded as foreign currency transaction gains (losses). We no longer have other significant non-U.S. subsidiaries and affiliates.

      Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. Additional information regarding income taxes can be found in note 9.

      Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

primarily include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes and convertible preferred stock computed using the if-converted method.

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per share
	amounts)
Income (loss) available to common stockholders — basic	$1,472	$1,660	$(2,858)
Interest expense and accretion eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007	13	15	—
6% convertible senior notes due 2011	—	37	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	8	—

Income (loss) available to common stockholders — diluted	$1,485	$1,720	$(2,858)

Weighted average number of common shares outstanding — basic	1,047	884	778
Effect of dilutive securities:
Class A convertible preferred stock	4	33	—
Equity plans	27	6	—
4.75% convertible senior notes due 2007	11	12	—
6% convertible senior notes due 2011	—	26	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	5	—

Weighted average number of common shares outstanding — diluted	1,089	966	778

Earnings (loss) per common share
Basic	$1.41	$1.88	$(3.67)

Diluted	$1.36	$1.78	$(3.67)

      About 38.5 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2003 due to their antidilutive effects. Additionally, about 62.7 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2003 as the exercise prices exceeded the average market price of our class A common stock.

      About 8.4 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2002 due to their antidilutive effects. Additionally, about 84.3 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2002 as the exercise prices exceeded the average market price of our class A common stock.

      Because we recorded losses in 2001, the calculation of diluted earnings per common share for the year ended December 31, 2001 excludes the effects of all potentially dilutive shares due to their antidilutive effects.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

      Motorola is currently our sole source for most of the network equipment and all but one of the handsets we use and we expect to continue to rely principally on Motorola or its licensees for the manufacture of handsets and much of the equipment necessary to construct, enhance and maintain our iDEN network. Accordingly, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to our customers. In addition, because we are one of a limited number of wireless carriers that have deployed iDEN technology, we bear a substantially greater portion of the costs associated with the development of new equipment and features than would be the case if our network utilized a more widely adopted technology platform. If Motorola fails or refuses to develop and deliver system infrastructure and handsets or enhancements that we require on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services and our results could be materially and adversely affected. If Motorola is unable or unwilling to provide handsets and related equipment and software applications, or to develop new technologies or features for us, due to changes in our relationship as a result of the proposed spin-off of its semiconductor unit, recent changes in its senior management team or otherwise, or if Motorola failed or refused to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services.

      We operate in a highly regulated environment subject to rapid technological and competitive changes. To the extent that there are changes in economic conditions, technology or the regulatory environment, our business plans could change which could affect the recoverability of certain assets.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      EITF Issue No. 00-21. In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.

      Previously, under the provisions of SAB No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our handsets and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenue from handset sales and an equal amount of cost of handset revenues over the expected customer relationship period, beginning when title to the handset passed to the customer. Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Based on this fact and that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a handset as a unit of accounting separate from the subsequent sale of service to the customer. Accordingly, for all arrangements entered into beginning in the third quarter 2003, we recognize revenue from handset sales and the related cost of handset revenues when title to the handset passes to the customer. In addition, we recognize the portion of the activation fees allocated to the handset unit of accounting in the statement of operations when title to the handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, together with an equal amount of costs, and recognize such deferred fees and costs on a straight-line basis over the contract life in the statement of operations.

      EITF Issue No. 00-21 became effective prospectively for arrangements entered into beginning in the third quarter 2003. In addition, as permitted, we elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements, with any impact recorded as a cumulative effect of a change in accounting principle in the statement of operations. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. The cumulative effect of adopting EITF Issue No. 00-21 did not materially impact our statement of operations.

      FASB Interpretation No. 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of Interpretation No. 46, the FASB recently announced a deferral for certain entities, and an amendment to Interpretation No. 46 entitled FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46 establishes consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. Interpretation No. 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. Interpretation No. 46 defines the term variable interest entity, or VIE, and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary.

      We applied Interpretation No. 46R to our interests in special purpose entities, or SPEs, as of the first interim or annual period ending after December 15, 2003. We must apply Interpretation No. 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our financial condition or results of operations.

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

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 required us to reclassify and account for our series D and series E mandatorily redeemable preferred stock as liabilities effective July 1, 2003 prospectively, as these mandatorily redeemable financial instruments embodied an unconditional obligation that required us to redeem the instrument at a specified date and/or upon an event certain to occur. As discussed in note 6, we redeemed all outstanding shares of our series D preferred stock in July 2003 and all outstanding shares of our series E preferred stock in August 2003. We have not reclassified the series D and series E preferred stock balances and related amounts for dividends and gains (losses) on retirement for periods prior to July 1, 2003. Accordingly, the implementation of SFAS No. 150 did not have a material impact on our financial position or results of operations. The balance sheet classification of our zero coupon convertible preferred stock does not change under SFAS No. 150 because it is convertible into a fixed number of shares of our class A common stock.

2.     Supplemental Balance Sheet Information

	December 31,

	2003	2002

	(in millions)
Accounts and notes receivable
Trade	$1,336	$1,170
Other receivables	26	34
Less allowance for doubtful accounts	(86)	(127)

	$1,276	$1,077

Prepaid expenses and other current assets
Prepaid expenses	$120	$104
Deferred costs of handset sales and activation (note 1)	28	505

	$148	$609

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2003	2002

	(in millions)
Property, plant and equipment
Land	$—	$1
Buildings and improvements	221	190
Network equipment and software	12,541	11,043
Non-network internal use software, office equipment and other	1,095	1,318
Less accumulated depreciation and amortization	(5,562)	(5,007)

	8,295	7,545
Network asset inventory and construction in progress	798	1,373

	$9,093	$8,918

Other assets
Debt financing costs, net	$145	$183
Software to be sold, leased or marketed, net	74	53
Deposits on future acquisitions	36	158
Deferred costs of handset sales and activation (note 1)	—	678
Other	28	92

	$283	$1,164

Accrued expenses and other
Payroll related	$288	$172
Deferred access revenues	310	229
Accrued interest	148	165
Accrued telecommunication costs	108	92
Deferred gain from sale of towers	94	106
Customer deposits	84	98
Deferred handset sales and activation fees (note 1)	28	505
Derivative liability	—	104
Other	322	278

	$1,382	$1,749

Other liabilities
Deferred handset sales and activation fees (note 1)	$—	$678
Deferred gain from sale of towers	92	185
Deferred rent	35	44
Other	39	42

	$166	$949

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     Investments

	December 31,

	2003	2002

	(in millions)
Marketable equity securities, NII Holdings	$307	$—
Marketable debt securities, NII Holdings	67	49
Equity method investments, at cost net of equity in earnings (loss) Nextel Partners, net of equity in net losses of $346 and $315	—	17
NII Holdings, net of equity in earnings of $0 and $16	—	32
Other	4	2
Nonvoting mandatorily redeemable preferred stock, at accreted liquidation preference value, Nextel Partners	—	35
Nonmarketable equity securities, at cost	30	10

	$408	$145

      NII Holdings. NII Holdings provides wireless communications services using iDEN technology primarily in selected Latin American markets. In November 2002, NII Holdings, which prior to that time had been our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code. NII Holdings filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware, after it and one of its subsidiaries defaulted on credit and vendor finance facilities.

      Prior to its bankruptcy filing, NII Holdings was accounted for as one of our consolidated subsidiaries. As a result of NII Holdings bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method. In accordance with the equity method, we did not recognize equity losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. We have presented NII Holdings’ net operating results through May 2002 as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 has not changed from prior presentation.

      As a result of the completion of the bankruptcy reorganization, all previously outstanding equity interests in NII Holdings were cancelled. In addition, NII Holdings extinguished $2,331 million in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing and in exchange issued shares of new common stock valued at $2.50 per share under the terms of NII Holdings’ plan of reorganization. These extinguishments included the $857 million aggregate principal amount of notes of NII Holdings that we purchased in August 2001.

      The reorganization plan of NII Holdings also provided for a new infusion of capital into NII Holdings, some of which was provided by existing creditors including us, in exchange for a new series of 13% senior secured discount notes of NII Holdings and shares of NII Holdings’ new class A common stock. We contributed about $51 million in cash and received in exchange about $66 million in aggregate principal amount at maturity of these new notes and 5.7 million shares of NII Holdings’ new class A common stock. We allocated the $51 million investment between the debt and equity instruments based upon their relative fair values. As a result of the bankruptcy, we also received 1.4 million shares of NII Holdings’ new class A common stock, valued at $4 million under the terms of NII Holdings’ plan of reorganization, in satisfaction of the outstanding debt obligations of NII Holdings that we held prior to the bankruptcy filing. We also provided $50 million of additional funding to NII Holdings in exchange for a

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S.-Mexico cross border spectrum sharing arrangement. In 2003, NII Holdings fulfilled its network construction obligation pursuant to this arrangement.

      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations.

      During the third quarter 2003, NII Holdings completed a public offering of its common stock and as a result, we recorded an increase of $17 million in paid-in capital in our stockholders’ equity in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.” Also, in November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. As a result, as of December 31, 2003, we owned about 18% of the outstanding common stock of NII Holdings. As we do not exercise significant influence over the operating or financial policies of NII Holdings, we account for our interest in NII Holdings as an available-for-sale cost method investment. In addition, in February 2004, we tendered our $66 million of the NII Holdings 13% senior notes to NII Holdings in exchange for $77 million in cash. As of December 31, 2003, we have no future funding commitment to NII Holdings.

      Under roaming agreements with NII Holdings, we were charged $8 million during 2003 and $7 million during 2002 for our subscribers roaming on NII Holdings’ networks, net of roaming revenues earned of $1 million during 2003 and 2002 for NII Holdings’ subscribers roaming on our network. We recorded the roaming revenues we earned from NII Holdings as service revenues and we recorded the roaming expenses we were charged as cost of service. We have a net receivable due from NII Holdings of $1 million as of December 31, 2003 and 2002.

      Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer, was a director of NII Holdings until March 2004.

      Nextel Partners. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. In those transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners in exchange for equity interests in Nextel Partners having a total agreed value of $140 million and cash of $142 million, which also included the reimbursement of costs and net operating expenses. As a result of Nextel Partners’ initial public offering in February 2000, our equity interest was converted into voting class B common stock and our total ownership interest was diluted.

      We entered into the relationships with Nextel Partners principally to accelerate the build-out of our network outside the largest metropolitan market areas that initially were the main focus of our network coverage. As an inducement to obtain Nextel Partners’ commitment to undertake and complete the anticipated network expansion, we agreed that we would not offer wireless communications services under the Nextel brand name, iDEN services on 800 MHz frequencies, or wireless communications services that allow interconnection with landline telecommunications in Nextel Partners’ territory. We also have roaming agreements with Nextel Partners covering all of the U.S. market areas in which Nextel Partners currently provides, or will in the future provide, iDEN-based services.

      As of December 31, 2003, we have no future funding commitment to Nextel Partners. However, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prices. We may pay the consideration of any such purchase in cash, shares of our class A common stock, or a combination of both.

      Subject to various limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.

      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock if:

•	(i) we elect to cease using iDEN technology on a nationwide basis; (ii) this technology change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	we experience a change of control;

•	we breach the operating agreements; or

•	Nextel Partners fails to implement changes required by us to match changes we have made in our business, operations or systems.

      If we purchase the outstanding shares of Nextel Partners’ class A common stock:

•	As a result of the termination of our operating agreements with Nextel Partners as a result of our breach, the purchase price could involve a premium based on a pricing formula.

•	As a result of the termination of our operating agreements as a result of a breach by Nextel Partners, the purchase price could involve a discount based on a pricing formula.

•	As a result of the election of a majority of the non-Nextel stockholders to require us to purchase, after Nextel Partners’ failure to implement changes in business, operations or systems required by us, the purchase price will be an amount equal to the higher of the fair market value as determined by the appraisal process and a 20% rate of return on each tranche of invested capital in Nextel Partners, whether contributed in cash or in kind, from the date of its contribution through the purchase date, which value will be divided over all of Nextel Partners’ capital stock.

•	For any other reason, the purchase price will be the fair market value of the class A common stock. Under the certificate of incorporation of Nextel Partners, fair market value is defined as the price that a buyer would be willing to pay for all of Nextel Partners’ outstanding capital stock in an arm’s-length transaction and includes a control premium, as determined by an appraisal process.

      We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.

      During 2003, we received $15 million for the sale of FCC licenses and network assets to Nextel Partners. Additionally, Nextel Partners completed an offering of its common stock and as a result, we recorded an increase of $5 million in paid-in capital in our stockholders’ equity in accordance with SAB No. 51. As a result, as of December 31, 2003, we owned about 30% of the outstanding common stock of Nextel Partners. In November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. As our investment in Nextel Partners was written down to

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain of $39 million.

      Under our roaming agreement with Nextel Partners, we were charged $51 million during 2003, $40 million during 2002 and $36 million during 2001 for our customers roaming on Nextel Partners’ network, net of roaming revenues earned. We also provide telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $44 million in 2003, $52 million in 2002 and $49 million in 2001, which we recorded as a reduction to cost of service. We also charged Nextel Partners $11 million in 2003, $6 million in 2002 and $5 million in 2001 for administrative services provided under a services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We earned $4 million in 2003 in royalty fees, which we recorded as other income (expense). We have a net receivable due from Nextel Partners of $16 million as of December 31, 2003 and $16 million as of December 31, 2002.

      As of December 31, 2003, Mr. Donahue and Dennis M. Weibling, a member of our board of directors, each were directors of Nextel Partners.

      SpectraSite. In April 1999, we and some of our subsidiaries transferred about 2,000 telecommunications towers and related assets to SpectraSite Holdings, Inc. and some of its subsidiaries, which we then leased back. We also entered into a commitment agreement with SpectraSite, which we subsequently fulfilled during 2001, to lease space on at least 1,700 additional towers in the United States to support the expansion of our network and the compatible network of Nextel Partners. In exchange, we received $560 million in cash, which we reflected as a finance obligation on our balance sheet, and we received an ownership interest in SpectraSite. Due to our continuing involvement in SpectraSite, these transactions were accounted for by the financing method.

      During 2002, we recognized a $37 million other-than temporary reduction in the fair value of our investment in SpectraSite. In December 2002, we sold all of our equity investment in SpectraSite for a de minimus amount. The sale of our equity investment ended our continuing involvement in SpectraSite for substantially all of our tower leases. Accordingly, we reduced our finance obligation by $655 million, tower assets by $356 million and deferred transaction costs by $8 million. The $291 million net difference represented the deferred gain as of December 31, 2002 from the sale of the towers assets, which we recognize over the remainder of the initial lease term of each tower lease, ranging from 2003 to 2007. Subsequent payments under the leasebacks are accounted for as operating leases and are included in rent expense in cost of service. As of December 31, 2003, we had a remaining finance obligation balance of $10 million and deferred gain of $186 million.

      TELUS. NII Holdings had an investment in TELUS Corporation, a publicly traded Canadian telecommunications company. In September 2001, we recognized a $188 million other-than-temporary reduction in the fair value of our investment in TELUS based on its stock price at September 30, 2001. In November 2001, NII Holdings sold its investment in TELUS for $196 million in cash, including $57 million that was placed directly into an escrow account as collateral for a portion of NII Holdings’ vendor credit facilities. NII Holdings recorded a pre-tax gain of $42 million in the fourth quarter of 2001 as a result of this sale.

4.     Significant Transactions

      Acquisitions. In January 2003, we purchased the 900 MHz FCC licenses of NeoWorld Communications, Inc. through the acquisition of all of its stock. Pursuant to our agreements, we paid an aggregate cash purchase price of $280 million, of which $201 million was paid in 2003 and the remainder was paid prior to 2003. We accounted for this transaction as an asset purchase because we purchased FCC licenses that were not being used to generate revenues and we did not acquire any employees or customers.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2003, the U.S. Bankruptcy Court approved our $144 million bid to purchase certain multichannel multipoint distribution system, or MMDS, FCC licenses, interests in certain MMDS FCC licenses and other network assets of WorldCom, Inc. and in November 2003, the U.S. Bankruptcy Court approved our $51 million bid to purchase certain MMDS FCC licenses and other network assets of Nucentrix Broadband Networks, Inc. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband services. The closing of each of these transactions is subject to approval by the FCC, which we expect to occur in 2004.

      In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz FCC licenses for an aggregate cash purchase price of $136 million, $111 million of which was paid to Chadmoore in 2002. We accounted for this acquisition as a business combination and substantially all of the purchase price was allocated to licenses.

      In May 2001, we purchased from Arch Wireless, Inc. 900 MHz FCC licenses and Arch Wireless redeemable cumulative preferred stock for a total cash purchase price of $250 million. We accounted for this transaction as an asset purchase. In May 2001, we purchased from Mobex Communications, Inc. 800 MHz and 900 MHz FCC licenses and related assets and an equity interest in a subsidiary of Mobex for a total cash purchase price of $117 million. In June 2001, we purchased from Motorola, Inc. 900 MHz FCC licenses and related assets for a cash purchase price of $58 million. In December 2001, we purchased from Pacific Wireless Technologies, Inc. 800 MHz FCC licenses and related assets for a cash purchase price of $58 million. Each of these acquisitions was accounted for as a business combination under the purchase method and substantially all of the purchase price was allocated to licenses. Additionally, in May 2001, we purchased from Let’s Talk Cellular & Wireless, Inc. a substantial portion of the operations, assets and rights associated with about 200 stores, for a cash purchase price of $34 million.

      The total purchase price and net assets acquired for significant business combinations completed during 2002 and 2001 are presented below. Since the results of operations for the years ended December 31, 2002 and 2001 were not materially affected by the business combinations consummated in 2002 and 2001, pro forma results are not presented. All of the business combinations described above were accounted for by the purchase method. As a result, assets and liabilities have been reflected at estimated fair values at the date of acquisition. We include the operating results of the acquired companies in our consolidated statements of operations from their acquisition dates.

	Year Ended
	December 31,

	2002	2001

	(in millions)
Direct cost of business combinations
Cash paid, net of cash acquired	$111	$245
Cash paid in prior periods	25	22
Accrued acquisition and transaction costs and other	6	7

	$142	$274

Net assets acquired
Working capital — net	$—	$4
Property, plant and equipment	—	11
Intangible assets	142	256
Other assets	—	3

	$142	$274

      Restructuring and Impairment Charges. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with International Business Machines Corporation and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million restructuring and impairment charge in the first quarter 2002, which primarily represents the future lease payments related to facilities we planned to vacate net of estimated sublease income. The restructuring charge also includes employee separation costs associated with the involuntary termination of about 700 employees throughout the organization and the write-off of impaired assets. The employee separations were completed by the end of 2002. As of December 2003, our restructuring liability was $12 million.

      In May 2001, we announced a restructuring to reduce our payroll and other operating costs by implementing a 5% workforce reduction and streamlining our operations. The workforce reduction, completed during the second quarter of 2001, affected about 800 employees across the entire domestic organization. As a result of the restructuring, we recorded a $22 million charge in the second quarter of 2001 consisting of $15 million related to severance and fringe benefits and $7 million related to the write-off of information technology development projects that we abandoned as a result of the reduced headcount.

      During the third quarter 2001, NII Holdings decided to discontinue funding its Philippine operating company. Accordingly, NII Holdings performed an assessment of the carrying values of the long-lived assets related to its Philippine operating company and the review indicated that these assets were impaired. To estimate the fair value of the long-lived assets, NII Holdings used a market-value-based approach. Based on the results of its assessment, NII Holdings recorded a $147 million pre-tax impairment charge. During the fourth quarter 2001, NII Holdings undertook an extensive review of its business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses and reflected the anticipated available sources of funding. In connection with the implementation of its revised business plan, NII Holdings reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets held by each of its operating companies as each is a separate group under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Since the receipt of funds contemplated in the revised business plan was uncertain, NII holdings did not consider in its analyses the future cash flows generated by any additional funding. NII Holdings’ review indicated that all of the long-lived assets held by each of its operating subsidiaries were impaired. In consultation with an independent consultant and outside financial advisors, NII Holdings estimated the fair values of the long-lived assets based on estimated discounted cash flows from future operations and also considered the market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flow approach. NII Holdings’ determination of fair value required it to make estimates and assumptions that significantly affect the reported impairment charges in 2001. These estimates and assumptions primarily included, but were not limited to, estimates of future cash flows, remaining useful lives, discount rates, growth rates and terminal values. Based on the results of its analyses, NII Holdings wrote-down the carrying values of its long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pre-tax impairment charges of about $1,594 million. NII Holdings also recorded a $6 million pre-tax restructuring and other charge related to the restructuring of its operating companies in Brazil and the Philippines and the write-off of an information technology development project that was abandoned as part of the revised business plan.

      Shelf Registration Statement and Related Financing Activities. In July 2003, the Securities and Exchange Commission declared effective our shelf registration statement, under which we could offer up to $5 billion of a variety of securities, including debt securities, preferred stock and our class A common

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock. Of the $5 billion, we initially designated $500 million for issuance of shares of class A common stock under our direct stock purchase plan. Details of the plan are described in the related prospectus, included as part of the shelf registration statement that was distributed to our existing stockholders in July 2003.

      During 2003, we received net cash proceeds of about $499 million from the issuance of shares of our class A common stock under our direct stock purchase plan and we completed the sale of $2,500 million in aggregate principal amount of new senior notes. Additional information regarding these senior notes and other transactions under the shelf registration can be found in note 6.

5.     Intangible Assets

		December 31, 2003			December 31, 2002

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$98	$75	$23	$129	$66	$63
Spectrum sharing and noncompete agreements and other	Up to 20 years	82	17	65	58	10	48

		180	92	88	187	76	111

Unamortized intangible assets
FCC licenses	Indefinite	6,922		6,922	6,475		6,475
Goodwill	Indefinite	28		28	21		21

		6,950		6,950	6,496		6,496

Total intangible assets		$7,130	$92	$7,038	$6,683	$76	$6,607

      FCC licenses, our most significant intangible assets, authorize wireless carriers to use radio frequency spectrum, and are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, our 800 MHz and 900 MHz licenses are issued for periods of 10 years and our 700 MHz licenses are issued for a period of 15 years. All of our FCC licenses are subject to construction and/or operational and technical requirements. The FCC has routinely granted license renewals if the licensees provide substantial services in their licensed area and have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses.

      During the year ended December 31, 2003, we acquired FCC licenses for an aggregate purchase price of $366 million, which included both the licenses of NeoWorld Communications and deposits for other licenses paid prior to 2003 that were recorded in other assets until we acquired the relevant licenses. In connection with the NeoWorld Communications acquisition, we recorded an additional deferred tax liability of $86 million, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to FCC licenses, consistent with the approach of treating FCC licenses as the residual in the purchase price allocations for transactions in which the predominant assets acquired were FCC licenses.

      For intangible assets with finite lives, we recorded aggregate amortization expense of $51 million for the year ended December 31, 2003. Based only on the amortized intangible assets existing at December 31, 2003, we estimate the amortization expense to be $34 million during 2004, $10 million during 2005, $5 million during 2006, $4 million during 2007 and $3 million during 2008. Actual

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

      We performed our annual impairment test of FCC licenses and goodwill as of October 1, 2003 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We concluded, based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” that the unit of accounting for our 800 MHz and 900 MHz FCC licenses is our nationwide footprint. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz FCC licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis that was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital.

      We have about $350 million in 700 MHz FCC licenses that we have agreed to exchange, along with other licenses, in our proposal filed with the FCC. These 700 MHz licenses are not currently used in our network.

      Adoption of SFAS No. 142. In connection with the adoption of SFAS No. 142, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to deferred tax liabilities related to FCC licenses expected to reverse during our net operating loss carryforward period. Since we ceased amortizing FCC licenses, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses that will reverse during the carryforward period. Accordingly, we increased our valuation allowance. We have recorded an incremental non-cash charge of $62 million during 2003 and $51 million during 2002 to the income tax provision related to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs.

      Historically, we recorded as goodwill only the amount that represented the deferred tax effects of the acquired FCC licenses. Except for these deferred tax effects, the residual in the purchase price allocation process was accounted for as FCC licenses. The goodwill arose from transactions predominantly involving the acquisition of FCC licenses, and we believe that the values of our FCC licenses and goodwill are inseparable. Accordingly, we amortized both FCC licenses and related goodwill over the same periods, using the same straight-line method. On January 1, 2002, we reclassified $898 million of the net carrying value of our goodwill (consisting of a gross carrying value of $1,162 million and accumulated amortization of $264 million as of December 31, 2001) to FCC licenses. In connection with this reclassification, we recorded $574 million to FCC licenses and deferred tax liability in accordance with the provisions of SFAS No. 109. On January 1, 2002, we also adjusted the gross carrying values of our FCC licenses and goodwill by the accumulated amortization amounts in accordance with SFAS No. 142.

      The table below reflects our financial results for the specified period as if we had adopted SFAS No. 142 effective January 1, 2001 and accordingly not amortized our FCC licenses and goodwill. The income tax provision adjustments are similar in nature to the actual income tax charges recorded in 2002, which are discussed above.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended
December 31, 2001

(in millions,
except per share
amounts)
Loss attributable to common stockholders, as reported	$(2,858)
Amortization of goodwill and FCC licenses recorded	147
Income tax provision adjustments	(370)

Loss attributable to common stockholders, pro forma	$(3,081)

Loss per common share, basic and diluted, as reported	$(3.67)
Amortization of goodwill and FCC licenses recorded	0.19
Income tax provision adjustments	(0.48)

Loss per common share, basic and diluted, pro forma	$(3.96)

6.	Long-Term Debt, Capital Lease and Finance Obligations and Mandatorily Redeemable Preferred Stock

      During the second quarter 2002 and continuing throughout 2003, we began reducing our outstanding debt obligations through the redemption, purchase and retirement of some of our long-term debt and preferred stock. We used some of the proceeds from newly issued senior notes and a new term loan under the bank credit facility, together with our existing cash resources, to redeem and retire certain senior notes, then-existing term loans under the facility and preferred stock. These newly issued senior notes and the new term loan have lower interest rates and longer maturity periods than the notes and loans that were retired. We also issued shares of our class A common stock in exchange for some of our outstanding debt securities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions that in the aggregate may be material.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt

		Book and	New
	Balance	Principal	Debt		Balance
	December 31,	Value of	Issuance		December 31,
	2002	Retirements	and Other		2003

	(dollars in millions)
10.65% senior redeemable discount notes due 2007	$756	$756	$—		$—
9.75% senior serial redeemable discount notes due 2007	1,086	1,086	—		—
4.75% convertible senior notes due 2007	284	284	—		—
9.95% senior serial redeemable discount notes due 2008, net of unamortized discount of $16 and $0	1,364	1,380	16	(a)	—
12% senior serial redeemable notes due 2008, net of unamortized discount of $3 and $0	297	297	—		—
9.375% senior serial redeemable notes due 2009	1,796	197	—		1,599
5.25% convertible senior notes due 2010	622	15	—		607
9.5% senior serial redeemable notes due 2011, including fair value hedge adjustment of $58 and deferred premium of $36	948	31	(22	)(b)	895
6% convertible senior notes due 2011	608	—	—		608
6.875% senior serial redeemable notes due 2013	—	—	500		500
7.375% senior serial redeemable notes due 2015, including unamortized premium of $0 and $8	—	—	2,008		2,008
Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or London Interbank Offered Rate, or LIBOR (2.4% to 6.9% — 2003; 2.7% to 5.9% — 2002)	4,500	2,774	2,078	(c)	3,804
Other	17	—	(1	)(d)	16

Total long-term debt	12,278	$6,820	$4,579		10,037

Less current portion	(199)				(321)

	$12,079				$9,716

(a)	Represents the accretion of unamortized discounts.

(b)	Represents the non-cash decrease to the fair value hedge adjustment during the year.

(c)	Represents borrowings of $2,269 million less scheduled principal payments of $191 million.

(d)	Represents scheduled principal payments.

      10.65% Senior Notes. Cash interest on the 10.65% senior redeemable discount notes due 2007 began to accrue September 15, 2002, at an annual rate of 10.65%. These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These senior notes were retired in 2003. See “— Senior Notes Retirements.”

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      9.75% Senior Notes. Cash interest on the 9.75% senior serial redeemable discount notes due 2007 began to accrue October 31, 2002 at an annual rate of 9.75%. These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These senior notes were retired in 2003. See “— Senior Notes Retirements.”

      4.75% Convertible Senior Notes. Cash interest on the 4.75% convertible senior notes due 2007 was payable semiannually on January 1 and July 1 at an annual rate of 4.75%. These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These convertible senior notes were retired in 2003. See “— Senior Notes Retirements.”

      9.95% Senior Notes. Cash interest on the 9.95% senior serial redeemable discount notes due 2008 did not accrue prior to February 15, 2003, and was payable semiannually beginning August 15, 2003 at an annual rate of 9.95%. These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These senior notes were retired in 2003. See “— Senior Notes Retirements.”

      12% Senior Notes. Cash interest on the 12% senior serial redeemable notes due 2008 was payable semiannually on May 1 and November 1 at an annual rate of 12%. These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These senior notes were retired in 2003. See “— Senior Notes Retirements.”

      9.375% Senior Notes. Cash interest on the 9.375% senior serial redeemable notes due 2009 is payable semiannually in arrears on May 15 and November 15, at an annual rate of 9.375%. We may choose to redeem some or all of these notes commencing November 15, 2004 at a redemption price of 104.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      5.25% Convertible Senior Notes. Cash interest on the 5.25% convertible senior notes due 2010 is payable semiannually in arrears on January 15 and July 15, at an annual rate of 5.25%. We may choose to redeem some or all of these notes at a redemption price that currently is 102.917% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      9.5% Senior Notes. In January 2001, we completed the sale of $1,250 million in principal amount of our 9.5% senior serial redeemable notes due 2011, which generated about $1,245 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1, at an annual rate of 9.5%. We may choose to redeem some or all of these notes commencing on February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $500 million of our 9.5% senior serial redeemable notes. As a result of this hedge and in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognized an increase to the carrying value of these notes. During the third quarter 2003, we terminated all three swap agreements in exchange for cash received of about $38 million. As a result of the terminations, we recorded a premium of about $38 million, which will be recognized as an adjustment

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to interest expense in our statement of operations over the remaining life of the hedged debt. Additional information regarding our hedging activities can be found in note 8.

      6% Convertible Senior Notes. In May 2001, we completed the sale of $1,000 million in principal amount of our 6% convertible senior notes due 2011, which generated about $980 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on June 1 and December 1, at an annual rate of 6%. We may choose to redeem some or all of these notes commencing on June 4, 2004, at an initial redemption price of 104% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of about $23.84 per share, subject to adjustment. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      6.875% Senior Notes. In October 2003, we completed the sale of $500 million in principal amount of our 6.875% senior serial redeemable notes due 2013, which generated about $500 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on April 30 and October 31 commencing April 30, 2004, at an annual rate of 6.875%. We may choose to redeem some or all of these notes commencing on October 31, 2008 at an initial redemption price of 103.438% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before October 31, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 106.875% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      7.375% Senior Notes. In July 2003, we completed the sale of $1,000 million in principal amount of our 7.375% senior serial redeemable notes due 2015, which generated about $983 million in net cash proceeds to us. In September 2003, we completed the sale of an additional $1,000 million in principal amount of our 7.375% senior notes due 2015, which generated about $1,000 million in net cash proceeds to us. The senior notes issued in July 2003 and September 2003 are a single series of notes. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1, at an annual rate of 7.375%. We may choose to redeem some or all of these notes commencing on August 1, 2008 at an initial redemption price of 103.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before August 1, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 107.375% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Senior Notes Retirements. For the year ended December 31, 2003, we purchased and retired a total of $4,049 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 30.6 million shares of class A common stock valued at $588 million and about $3,626 million in cash. As a result, we recognized a $204 million loss in other income (expense) in the statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs.

      For the year ended December 31, 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 97.7 million shares of class A common stock valued at $596 million and about $666 million

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in cash. As a result, we recognized a $514 million gain in other income (expense) in the statement of operations, representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of unamortized debt financing costs. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the shares of our class A common stock issued in excess of the shares that the holders would have been entitled to had they converted under the original terms of the convertible notes are multiplied by the fair value of the shares on the transaction date and the result is recorded as debt conversion expense of $160 million in other income (expense) in the statement of operations.

      In August 2001, Nextel Communications purchased in private placement transactions an aggregate of $857 million in principal amount of NII Holdings’ senior notes in exchange for 21.6 million shares of our class A common stock. Although Nextel Communications held these notes, these transactions were recorded as an early retirement of debt in our consolidated financial statements in accordance with generally accepted accounting principles. As a result, we recognized a gain of $469 million, representing the excess of the net carrying values of the repurchased notes over the market value of the 21.6 million shares on the date of the exchanges.

      Bank Credit Facility. As of December 31, 2003, our bank credit facility provided for total secured financing capacity of up to $5 billion, subject to the satisfaction or waiver of applicable borrowing conditions, representing a reduction in the total financing capacity from $6 billion at December 31, 2002 as a result of scheduled reductions in capacity and the amendments to and restructuring of the facility described below. As of December 31, 2003, this facility consisted of a $1.3 billion revolving loan commitment, of which $116 million has been borrowed, and $3.7 billion in two classes of term loans, all of which have been borrowed.

      In October 2003, we amended our credit facility to:

•	increase the amount of revolving loans that may be used to support letters of credit from $150 million to $750 million; and

•	obtain the ability to prepay outstanding principal amounts under any class of term loan without concurrently being required to prepay outstanding principal amounts of other classes of term loans, as was required prior to the amendment.

      In December 2003, we reduced the principal amount of outstanding term loans under the facility by $574 million by prepaying $2.8 billion of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2.2 billion term loan under that facility that matures in December 2010. At the same time, we amended the facility to permit us at some future time to establish one or more series of incremental revolving loan commitments that would replace the existing revolving loan commitment as it is reduced or terminated, and to include a prospective consent of the lenders to certain possible future extensions of the existing revolving credit commitments.

      The term loans mature on December 31, 2007 and December 15, 2010. On March 31, 2004, the amount of the revolving loan commitment available to us will be reduced by $38 million every quarter and such reductions will increase to $75 million every quarter beginning April 1, 2004 and continuing through March 31, 2005. Starting April 1, 2005, the reductions become more significant until 2007 when no amounts will be available under the revolving credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. We are also obligated to repay the loans if certain change of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

control events occur. As of December 31, 2003, we were in compliance with all financial ratio tests under our credit facility. Borrowings under the credit facility are secured by liens on substantially all of our assets, and are guaranteed by our parent company and substantially all of our subsidiaries. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2003, the applicable provisions of our senior notes and mandatorily redeemable preferred stock did not restrict our ability, and we had satisfied the borrowing conditions under this facility, to borrow substantially all of the remaining $1.2 billion revolving credit commitment that is currently available.

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

Capital Lease and Finance Obligations

	December 31,

	2003	2002

	(dollars in
	millions)
Capital lease obligations	$165	$262
Finance obligation	10	10

Total capital lease and finance obligations	175	272
Less current portion	(166)	(52)

	$9	$220

      Effective April 2001, a switch equipment sale leaseback transaction, previously accounted for as an operating lease, was accounted for as a capital lease in the amount of $84 million due to a modification to the lease provisions. In March 2003, we paid $69 million in cash related to the exercise of the early buy-out option provided for in this switch equipment capital lease agreement, $54 million of which related to the reduction of the capital lease obligation and recorded the $15 million difference as an adjustment to the book basis of the switch asset.

      In November 2003, we notified the lessor of our intent to exercise the early buy out option provided for in our remaining switch equipment capital lease, the amount of which is reflected as current liabilities in our balance sheet as of December 31, 2003. In February 2004, we completed the early buy out option and paid $191 million in cash, $156 million of which related to the reduction of the capital lease obligation and recorded the $35 million difference as an adjustment to the book basis of the switch assets.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future Maturities of Long-Term Debt, Capital Lease and Finance Obligations

      For the years subsequent to December 31, 2003, scheduled annual maturities of long-term debt, capital lease and finance obligations outstanding as of December 31, 2003 are as follows:

		Capital Lease
	Long-Term	and Finance
	Debt	Obligations	Total

	(in millions)
2004	$321	$166	$487
2005	427	1	428
2006	461	1	462
2007	499	7	506
2008	22	—	22
Thereafter	8,263	—	8,263

	9,993	175	10,168
Add unamortized premium	8	—	8
Add deferred premium	36	—	36

	$10,037	$175	$10,212

Mandatorily Redeemable Preferred Stock

		Book and
	Balance	Principal	Dividends	Balance
	December 31,	Value of	and	December 31,
	2002	Retirements	Accretion	2003

	(dollars in millions)
Series D exchangeable preferred stock mandatorily redeemable 2009, 13% cumulative annual dividend; 470,753 and 0 shares issued; 470,742 and 0 shares outstanding; stated at liquidation value	$471	$471	$—	$—
Series E exchangeable preferred stock mandatorily redeemable 2010, 11.125% cumulative annual dividend; 447,796 and 0 shares issued; 447,782 and 0 shares outstanding; stated at liquidation value	454	461	7	—
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	90	—	9	99

	$1,015	$932	$16	$99

      Series D Preferred Stock. Shares of our series D exchangeable preferred stock due 2009 had a liquidation preference of $1,000 per share. Dividends on the series D preferred stock accrued at an annual rate of 13% of the liquidation preference, were cumulative from the date of issuance and were payable quarterly in cash. These shares of preferred stock were retired in 2003.

      Series E Preferred Stock. Shares of our series E exchangeable preferred stock due 2010 had a liquidation preference of $1,000 per share. Dividends on the series E preferred stock accrued at an annual rate of 11.125% of the liquidation preference, were cumulative from the date of issuance and were payable quarterly in cash or, on or prior to February 15, 2003 at our option, in additional shares of series E preferred stock. These shares of preferred stock were retired in 2003.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Zero Coupon Preferred Stock. No dividends are payable with respect to the zero coupon convertible preferred stock due 2013; however, the liquidation preference accretes from the initial liquidation preference of $253.675 per share at issuance date at an annual rate of 9.25% compounded quarterly to a liquidation preference of $1,000 per share at maturity in 2013. The zero coupon preferred stock is convertible at the option of the holders prior to redemption or maturity into our class A common stock at a conversion rate of 19.4882 shares of our class A common stock for each share of zero coupon preferred stock, subject to adjustment upon the occurrence of specified events. We may choose to redeem some or all of the preferred stock starting December 23, 2005, and the preferred stock may be tendered by the holders for acquisition by us on December 23, 2005 and 2008. The zero coupon preferred stock is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. We may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with our class A common stock.

      Preferred Stock Retirements. For the year ended December 31, 2003, we purchased and retired a total of $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $972 million in cash. As a result, we recognized a $48 million loss in the statement of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs. Pursuant to SFAS No. 150, the losses associated with our third quarter 2003 series D and series E preferred stock retirements are included in other income (expense) in the statement of operations. Additional information regarding our adoption of SFAS No. 150 can be found in note 1.

      For the year ended December 31, 2002, we purchased and retired a total of $1,258 million in aggregate face amount at maturity of our outstanding mandatorily redeemable preferred stock in exchange for 74.8 million shares of class A common stock valued at $601 million and about $177 million in cash. As a result, we recognized a $485 million gain in paid-in capital, representing the excess of the carrying value over the purchase price of the purchased and retired preferred stock and the write-off of unamortized financing costs.

7.     Fair Value of Financial Instruments

      We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions, as well as estimation methodologies, may have a material effect on the estimated fair value amounts.

	December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Marketable equity securities, NII Holdings	$307	$307	$—	$—
Marketable debt securities, NII Holdings	67	67	49	49
Nonmarketable mandatorily redeemable preferred stock, Nextel Partners	—	—	35	17
Long-term debt, including current portion	10,037	10,556	12,278	11,033
Derivative instruments, net	—	—	(41)	(41)
Mandatorily redeemable preferred stock	99	146	1,015	912
Finance obligation	10	9	10	8

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Cash and Cash Equivalents, Short-Term Investments, Accounts and Notes Receivable, Escrow Deposits, Accounts Payable, Accrued Expenses and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

      Marketable Debt and Equity Securities. We estimate the fair value of these securities based on quoted market prices. At December 31, 2003 and 2002, marketable debt and equity securities included within investments consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(in millions)
2003
Available-for-sale equity securities	$48	$259	$—	$307
Available-for-sale debt securities	47	20	—	67
2002
Available-for-sale debt securities	$38	$11	$—	$49

      Long-Term Debt. We estimate the fair value of these securities based on quoted market prices of our senior notes and loans under our bank credit facility.

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

      Letters of Credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $24 million at December 31, 2003 and $30 million at December 31, 2002. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

8.     Derivative Instruments and Hedging Activities

      We use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt, which are caused by interest rate fluctuations. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk associated with our derivative instruments by establishing and monitoring limits on the degree of risk that may be undertaken. This risk is also monitored through regular communication with senior management. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk that the counterparty exposes us to loss in the event of nonperformance. We mitigate credit risk by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s, and by setting exposure limits with each approved counterparty. We currently do not hedge assets

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or liabilities denominated in foreign currencies or foreign currency transactions. The following table summarizes our interest rate swap agreements as of December 31, 2002.

	Notional	Fair		Pay	Receive
	Amount	Value	Maturity	Rate	Rate

	(dollars in millions)
Pay fixed rate, receive variable rate	$570	$(112)	3.3 years	8.1%	1.8%
Pay variable rate, receive fixed rate	500	74	8.1 years	4.8%	9.5%
Pay variable rate, receive variable rate	400	(3)	0.1 year	4.7%	1.4%

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

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our long-term fixed rate debt, which are attributable to changes in LIBOR as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the twelve months ended December 31, 2003 and 2002 relating to the ineffectiveness of these fair value hedges. During the third quarter 2003, we terminated all three swap agreements in exchange for cash received of about $38 million. As a result of the terminations, we recorded a premium of about $38 million, which we recognize as an adjustment to interest expense in our statement of operations over the remaining life of the hedged debt.

      Additionally, from time to time, we use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statement of operations in the period of the change. Interest expense includes a gain of $2 million in 2003, a gain of $10 million in 2002 and a loss of $7 million in 2001, representing changes in the fair value of this swap. During the third quarter 2003, we terminated our remaining cash flow hedge, which was recorded at its fair value, and paid $91 million in cash to satisfy our obligations under it. As a result of the termination, unrealized losses of about $10 million, representing the effective portion of the change in fair value reported in accumulated other comprehensive loss, were recognized in our statement of operations. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting was recognized in our statement of operations up to the termination date in the period of the change. Interest expense includes a loss of $8 million for the year ended December 31, 2003, related to the ineffective portion of the change in the fair value, offset by a gain of $3 million relating to the termination of the swap. Interest expense includes a loss of $22 million for the year ended December 31, 2002 and a net effect of zero for the year ended December 31, 2001, related to the ineffective portion of the change in the fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $12 million in 2003, $26 million in 2002 and $22 million in 2001. As of December 31, 2003, we did not have any significant derivative instruments.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     Income Taxes

      The components of the income tax (provision) benefit were as follows:

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Current
State	$(51)	$(5)	$—
Foreign	—	—	(26)

	(51)	(5)	(26)

Deferred
Federal	(51)	(325)	33
State	(11)	(61)	—
Foreign	—	—	128

	(62)	(386)	161

Income tax (provision) benefit	$(113)	$(391)	$135

      Our income tax (provision) benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before extraordinary item as follows:

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Income tax (provision) benefit at statutory rate	$(577)	$(622)	$1,132
State tax (provision) benefit, net	(57)	(81)	51
Amortization and depreciation	—	—	(10)
Gain on deconsolidation of NII Holdings	—	482	—
Gain on retirement of debt	—	(109)	—
Decrease (increase) in valuation allowance	538	41	(592)
Equity in losses of unconsolidated affiliates	(16)	(86)	(49)
Loss on impairment charge	—	—	(377)
Other	(1)	(16)	(20)

	$(113)	$(391)	$135

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$2,428	$2,535
Capital loss carryforward	707	790
Accruals and other liabilities	54	17
Federal AMT	14	—

	3,203	3,342
Valuation allowance	(2,341)	(2,879)

	862	463

Deferred tax liabilities
Property, plant and equipment	881	462
Intangibles	1,722	1,576
Investments	125	10
Other	1	34

	2,729	2,082

Net deferred tax liability	$1,867	$1,619

      At December 31, 2003, we had about $6 billion of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2021. We believe that our cumulative losses, when evaluated in connection with other qualitative factors and uncertainties concerning our business and industry, provide substantial negative evidence regarding the eventual realizability of the tax benefit of our net operating loss carryforwards as of December 31, 2003, which outweighs any of the positive evidence available. However, if current trends continue, it is possible that the results of our cumulative historical test will yield positive evidence that it is more likely than not that we will realize the tax benefit of our net operating losses sometime in 2004. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some or all of the remaining net operating loss valuation allowance into income as a credit to tax expense except for about $350 million of the net operating loss valuation allowance associated with stock option transactions that will be reversed with a credit to stockholders’ equity.

      Additionally, we had about $348 million of separate return net operating loss carryforwards subject to Section 382 of the Internal Revenue Code, which expire through 2017. Section 382 restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. In prior years we had such ownership changes. The utilization of these net operating losses may be subject to certain limitations.

      In connection with our adoption of SFAS No. 142 in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses and other deferred tax assets. For additional information regarding the adoption of SFAS No. 142, see note 5.

      As a result of NII Holdings’ bankruptcy reorganization in the fourth quarter 2002, we incurred a capital loss for tax purposes of $1,938 million, and accordingly, we increased our valuation allowance by $766 million. Additionally, as a result of the deconsolidation, we removed the deferred tax asset and liability balances that NII Holdings and its subsidiaries had as of December 31, 2001, which included a valuation allowance of $711 million.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      For years subsequent to December 31, 2003, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in millions):

2004	$442
2005	380
2006	268
2007	188
2008	110
Thereafter	187

$1,575

      Total rental expense, net of rental income, was $482 million during 2003, $371 million during 2002 and $370 million during 2001.

      Other Commitments. We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under some of the more significant agreements are $683 million in 2004, $466 million in 2005, $391 million in 2006, $256 million in 2007, $221 million in 2008 and $420 million thereafter. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and interest rates, and other factors. We also have committed, subject to certain conditions which may not be met, to pay up to about $334 million for spectrum acquisitions, including $195 million for the pending acquisition of certain FCC licenses, interests in certain FCC licenses and other network assets of WorldCom and Nucentrix, and leasing agreements entered into and outstanding as of December 31, 2003. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. In addition, significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not included above due to the uncertainty surrounding the timing and extent of these payments and because minimum contractual amounts under our agreements with Motorola are not significant. See note 13 with respect to amounts paid to Motorola in 2003, 2002 and 2001.

      Contingencies. In April 2001, a purported class Action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.

      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement, if found to be fair and finally approved by the court, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

11.     Capital Stock and Stock Rights

      Under our certificate of incorporation, we have the authority to issue 2,180,000,000 shares of capital stock as follows:

•	2,060,000,000 shares of class A voting common stock, par value $0.001 per share;

•	100,000,000 shares of class B nonvoting common stock, par value $0.001 per share; and

•	20,000,000 shares of preferred stock, par value $0.01 per share, 800,000 shares of which have been designated at the zero coupon convertible preferred stock due 2013 described in note 6.

      The following is a summary description of our common stock.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Common Stock Reserved for Issuance

      As of December 31, 2003, we had reserved class A common stock for future issuance as detailed below (in millions).

5.25% convertible debt conversion rights	8.1
6% convertible debt conversion rights	25.5
Zero coupon preferred stock conversion rights	4.8
Class B common stock conversion rights	35.7
Incentive equity plan	122.3
Other options outstanding	2.0
Employee stock purchase plan	0.4
Acquisitions and other	39.6

238.4

      We also have reserved shares of class A common stock for issuance under our direct stock purchase plan, under which we designated an additional $1 billion for issuance of shares under the plan in February 2004.

12.     Stock and Employee Benefit Plans

      Incentive Equity Plan. Our Incentive Equity Plan provides for the issuance to our directors, officers, employees and consultants of up to 180.0 million shares of class A common stock upon the exercise or issuance of a variety of forms of equity rights, including grants of options to purchase stock and deferred shares. Typically, we grant nonqualified stock options to purchase stock under our equity incentive plan, and such options that currently are outstanding generally have:

•	been granted at prices equal to or exceeding the market value of the stock on the grant date;

•	vest over periods up to four years; and

•	expire ten years subsequent to award.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      A summary of the Incentive Equity Plan stock option activity for employees and directors is as follows (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2000	54.4	$32.89
Granted	31.9	18.39
Exercised	(1.5)	11.10
Canceled	(6.0)	35.74

Outstanding, December 31, 2001	78.8	27.14
Granted	28.6	5.37
Exercised	(4.8)	7.12
Canceled	(14.4)	25.40

Outstanding, December 31, 2002	88.2	21.45
Granted	20.9	16.87
Exercised	(16.9)	11.23
Canceled	(6.1)	30.02

Outstanding, December 31, 2003	86.1	21.70

Exercisable, December 31, 2001	33.9	21.93

Exercisable, December 31, 2002	46.2	23.51

Exercisable, December 31, 2003	46.0	25.73

      Following is a summary of the status of employees’ stock options outstanding and exercisable at December 31, 2003 (shares in millions):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Life	Exercise		Exercise
Price Range	Shares	Remaining	Price	Shares	Price

$2.91 – $ 6.99	18.7	8.24 years	$5.23	6.2	$5.21
7.01 – 13.94	18.5	7.15 years	11.29	9.2	10.98
14.06 – 20.62	17.2	7.61 years	16.56	9.2	15.91
22.31 – 29.75	17.1	7.77 years	23.25	10.2	22.67
30.94 – 49.16	1.0	6.32 years	39.59	0.8	39.63
50.00 – 79.59	13.6	6.15 years	61.78	10.4	61.77

	86.1			46.0

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control of our company. We granted deferred shares during the following years with the weighted average fair values per share at grant date as indicated: 2003 — 1.1 million shares at $17.37; 2002 — 0.2 million shares at $6.59 and 2001 — 0.3 million shares at $14.41.

      Employee Stock Purchase Plan. Under the 1996 Employee Stock Purchase Plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value on the last trading day preceding the first or last day of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 10.0 million shares are authorized for purchase under the plan. The

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2003 — 1.3 million shares at $11.06, 2002 — 3.9 million shares at $3.79 and 2001 — 1.7 million shares at $11.75.

      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2003	2002	2001

Expected stock price volatility	82% – 84%	69% – 83%	59% – 69%
Risk-free interest rates	2.2% – 3.6%	2.5% – 5.1%	3.6% – 5.2%
Expected life of option and deferred share grants in years	3 – 5	3 – 5	3 – 5
Expected life of stock purchase plan grants in years	0.25	0.25	0.25

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. See note 1 for the effect on our income (loss) available to common stockholders and earnings (loss) per common share had we recorded compensation costs determined based on the fair value of the awards granted. The weighted average estimated fair value of our stock options granted during 2003 was $11.35, during 2002 was $3.40 and during 2001 was $10.59.

      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 80% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contribution by employees. Our contributions were $22 million during 2003, $18 million during 2002 and $18 million during 2001.

      Under our Cash Compensation Deferral Plan, we provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus. We may, but are not obligated to, make discretionary contributions, but have made no such contributions to date. Distribution payments are made at retirement, death, disability or termination of employment. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. Deferred revenue and other liabilities include $6 million as of December 31, 2003 and $4 million as of December 31, 2002, representing deferrals made by participating employees and investment earnings based on hypothetical investment elections.

      Long-Term Incentive Plan. In 2002, we adopted a long-term incentive plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2002. This plan offers management the opportunity to receive a cash-based payment, or a combination of cash and stock-based payments at the discretion of the compensation committee of the board of directors. We recorded compensation expense related to the long-term incentive plan of $26 million in 2003 and $22 million in 2002. In 2003, we adopted a similar long-term incentive plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2004.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.     Related Party Transactions

      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our operating and other arrangements with Motorola, Nextel Partners, NII Holdings and Craig O. McCaw, all of which are or have been related parties of ours, are the most significant. See note 3 for discussions of our transactions with NII Holdings and Nextel Partners.

      Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole supplier of the iDEN infrastructure equipment and all but two of the handsets used throughout our network. We work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our network. We also rely on Motorola for network maintenance and enhancement.

      In July 1995, we acquired all of Motorola’s 800 MHz FCC licenses in the continental United States in exchange for 83.3 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock. As of February 27, 2004, Motorola owned 47.5 million shares of our class A common stock and 35.7 million shares of our nonvoting class B common stock, all of which can be converted into shares of class A common stock at Motorola’s election, representing about 8% of our class A common stock assuming that conversion. In addition, under the terms of the agreement relating to that acquisition, Motorola has the right to nominate two persons for election as members of our board of directors, but is not currently exercising this right.

      Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of network equipment manufactured by Motorola. Motorola and we have also agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training. We entered into a new funding model for the purchase of handset models that we introduced in late 2003 and for other new models to be introduced throughout 2004 and 2005. Under this model, we will prepay for a certain quantity of handsets in exchange for discounts on all future handset purchases.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Net payables to Motorola were $230 million at December 31, 2003 and $225 million at December 31, 2002. Net amounts paid to Motorola by us during the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	Domestic	NII Holdings	Total

	(in millions)
2003
Handsets and accessory inventory	$1,461		$1,461
Network equipment and software	528		528
Warranty, maintenance, training and other	166		166

	$2,155		$2,155

2002
Handsets and accessory inventory	$1,444		$1,444
Network equipment and software	776		776
Warranty, maintenance, training and other	94		94

	$2,314		$2,314

2001
Handsets and accessory inventory	$1,276	$187	$1,463
Network equipment and software	932	200	1,132
Warranty, maintenance, training and other	77	10	87

	$2,285	$397	$2,682

In June 2001, we purchased from Motorola, Inc. 900 MHz FCC licenses and related assets for a cash purchase price of $58 million.

      McCaw Affiliates. In December 2003, Mr. McCaw resigned from our board, on which he had served since 1995. In 1995, Mr. McCaw acquired significant equity interests in Nextel, and we agreed to certain arrangements related to our corporate governance, including terms relating to the election of directors selected by Digital Radio, L.L.C., an affiliate of Mr. McCaw, and the approval of specified transactions and corporate actions and the formulation of specified aspects of our business strategy. In connection with these equity investments, we also reached an agreement with Mr. McCaw and Digital Radio on a number of matters relating to the ownership, acquisition and disposition of our securities and limitations on Mr. McCaw and Digital Radio’s participation in two-way terrestrial-based mobile wireless systems in North America and South America. Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., a controlled affiliate of Digital Radio, pursuant to which Eagle River would provide management and consulting services to us, our board of directors and the operations committee of the board from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million shares of our class A common stock at an exercise price of $6.13 per share. This option expires in April 2005 and is presently exercisable in full.

      In March 2003, we, Digital Radio and Mr. McCaw entered into an agreement revising these arrangements and terminated substantially all corporate governance and other rights originally granted to Digital Radio. As a result, all of the outstanding shares of the class A preferred stock and class B preferred stock held by Digital Radio converted into shares of our class A common stock in March 2003. In October 2003, we further amended these arrangements to clarify the scope of the restrictions on Mr. McCaw’s participation in specified wireless businesses to allow Mr. McCaw to acquire interests in MMDS spectrum licenses subject to his granting us certain options to purchase any such interests in excess of specified minimum amounts.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      During 2002, Digital Radio exercised its right to convert 4.0 million shares of class A convertible preferred stock into 23.9 million shares of class A common stock. During 2001, various members of the McCaw family, and entities affiliated with them, who previously were members of Digital Radio, exercised in full the outstanding option that was scheduled to expire on that date to purchase an aggregate of 10.0 million shares of our class A common stock for an aggregate purchase price of about $108 million.

      Other Related Party Transactions. One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $4 million during 2003, $1 million during 2002 and $7 million during 2001 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of less than $1 million at December 31, 2003 and 2002. One of our officers was a member of the board directors of RadioFrame Networks, Inc. through December 31, 2003. We paid RadioFrame $9 million during 2003 and $6 million during 2002 for network equipment and software. We had amounts payable to RadioFrame outstanding of about $1 million as of December 31, 2003 and 2002.

14.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in millions, except per share amounts)
2003
Operating revenues	$2,371	$2,556	$2,887	$3,006
Operating income	493	582	700	747
Income tax provision	(22)	(27)	(21)	(43)
Net income	240	309	348	640
Income available to common stockholders	208	281	346	637
Earnings per common share
Basic	$0.21	$0.27	$0.33	$0.58

Diluted	$0.20	$0.27	$0.32	$0.56

2002
Operating revenues	$1,957	$2,154	$2,279	$2,331
Operating income	169	411	466	490
Income tax provision	(350)	(15)	(8)	(18)
Net (loss) income	(591)	123	383	1,471
(Loss) income available to common stockholders	(654)	325	526	1,463
(Loss) earnings per common share
Basic	$(0.82)	$0.39	$0.58	$1.49

Diluted	$(0.82)	$0.37	$0.55	$1.38

      The sum of the quarterly loss per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

      As described in note 3, in November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $174 million. Also, in November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held and we recorded a gain of $39 million. We recorded a $1,218 million gain on the deconsolidation of NII Holdings in November 2002 upon NII Holdings’ emergence from bankruptcy.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
As of December 31, 2003 and 2002
(in millions)

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$457	$837
Short-term investments	1,135	840
Other current assets	21	30

Total current assets	1,613	1,707
Due from subsidiaries (note 4)	2,216	—
Investments in subsidiaries (notes 2 and 4)	8,552	10,072
Property, plant and equipment, net	24	195
Deferred income taxes	128	124
Other assets	66	155

	$12,599	$12,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$447	$353
Due to subsidiaries	—	278
Long-term debt (note 7)	6,217	7,761
Mandatorily redeemable preferred stock (note 7)	99	1,015
Stockholders’ equity	5,836	2,846

	$12,599	$12,253

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001

Operating expenses
Selling, general and administrative	$140	$124	$126
Restructuring and impairment charges	—	35	22
Depreciation and amortization	10	41	83

	150	200	231

Other income (expense)
Interest expense	(634)	(753)	(766)
Interest income (note 6)	16	44	202
Intercompany income (note 5)	758	753	770
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $160 and $0	(245)	354	—
Intercompany management fee (note 3)	140	124	126
Equity in net income (losses) of subsidiaries (note 2)	1,652	(684)	(1,262)

	1,687	(162)	(930)

Net income (loss)	1,537	(362)	(1,161)
(Loss) gain on retirement of mandatorily redeemable preferred stock	(7)	485	—
Mandatorily redeemable preferred stock dividends and accretion	(58)	(211)	(233)

Income (loss) available to common stockholders	$1,472	$(88)	$(1,394)

Comprehensive income (loss), net of income tax
Net income (loss)	$1,537	$(362)	$(1,161)
Net unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period (note 2)	163	(37)	(189)
Reclassification adjustment for (loss) gain included in net loss	—	(8)	149
Foreign currency translation adjustment	(4)	228	(95)
Cash flow hedge:
Cumulative effect of accounting change	—	—	(20)
Reclassification of transition adjustment included in net income (loss)	4	8	8
Unrealized gain (loss) on cash flow hedge	23	(6)	(17)

Comprehensive income (loss)	$1,723	$(177)	$(1,325)

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statement of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,537	$(362)	$(1,161)
Adjustment to reconcile net loss to net cash used in operating activities	(1,966)	283	713

Net cash used in operating activities	(429)	(79)	(448)

Cash flows from investing activities
Purchases of short-term investments	(2,738)	(3,068)	(3,987)
Proceeds from maturities and sales of short-term investments	2,454	3,486	4,829
Other investments and advances to affiliates	(784)	(780)	(2,327)
Cash dividend from subsidiary	2,604	—	—
Capital expenditures and other	(4)	—	(132)

Net cash provided by (used in) investing activities	1,532	(362)	(1,617)

Cash flows from financing activities
Issuance of debt securities	2,483	—	2,250
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(4,598)	(843)	—
Proceeds from exercise of stock options, warrants and other	689	35	124
Debt financing costs and other	(57)	(19)	(28)

Net cash (used in) provided by financing activities	(1,483)	(827)	2,346

Net (decrease) increase in cash and cash equivalents	(380)	(1,268)	281
Cash and cash equivalents, beginning of period	837	2,105	1,824

Cash and cash equivalents, end of period	$457	$837	$2,105

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.

(Parent only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Notes to Condensed Financial Statements

1.	For accounting policies and other information, see the notes to the consolidated financial statements of Nextel Communications Inc. and subsidiaries, included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries using the equity method of accounting. In 2001, the parent company’s subsidiary, NII Holdings, wrote down the carrying values of the long-lived assets held by its operating companies to their estimated fair market values and recorded non-cash pre-tax impairment, restructuring and other charges of about $1.75 billion. The parent company accordingly reduced the recorded amount of its investment in NII Holdings to zero due to the fact that the parent company did not have a legal or constructive obligation to provide NII Holdings additional capital. As discussed in note 6 below, the parent company also held NII Holdings’ notes, which were classified as available-for-sale securities in other assets on the balance sheet date and were reported at fair value. The notes were initially written-down to zero when applying the equity method and were subsequently written back up to fair value, with the increase recorded as a net unrealized gain as part of the overall comprehensive loss in equity. In 2002, the investment in NII Holdings’ notes was written off against the net unrealized gain in connection with the deconsolidation of NII Holdings. See note 3 to the consolidated financial statements.

3.	The parent company has an agreement with each of its wholly owned subsidiaries whereby the parent company provides administrative services for each of its subsidiaries and charges the subsidiaries a fee equal to the actual costs incurred in performing these administrative services.

4.	In 1997 the parent company entered into a tax sharing agreement with each of its wholly owned subsidiaries, pursuant to which the parties have agreed to share the Federal, state and local income tax liabilities incurred by the parties to the agreement under the parent company’s consolidated returns. Prior to 2003, the parent company waived the obligations of its subsidiaries to make tax-related payments to it under the agreement. In 2003, the parent company elected not to waive its right to receive such payments, and, as of December 31, 2003, has recorded a receivable from its subsidiaries associated with this tax sharing arrangement in the amount of $2,160 million.

5.	The parent company allocated interest expense to its subsidiaries in the amount of $634 million in 2003, $753 million in 2002, and $766 million in 2001.

6.	As more fully described in note 3 to the consolidated financial statements, the parent company purchased an aggregate of $857 million in principal amount of three series of NII Holdings’ senior notes in exchange for about 21.6 million shares of its class A common stock. In December 2001, the parent company recorded an impairment charge of $284 million, primarily representing the difference between the carrying value of the notes and the current market value. Included in interest income in 2001 is $36 million of interest earned on these notes. In November 2002, NII Holdings consummated its bankruptcy reorganization and these notes were extinguished.

7.	For the year ended December 31, 2003, we purchased and retired a total of $4,049 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes and $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 30.6 million shares of class A common stock valued at $588 million and $4,598 million in cash. In addition, we issued a total of $2,500 million in principal amount of new senior notes, consisting of $500 million of 6.875% senior serial redeemable notes due 2013 and $2,000 million of 7.375% senior serial redeemable notes due 2015. See note 6 to the consolidated financial statements.

8.	For the year ended December 31, 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and $1,258 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for 172.5 million shares of class A common stock valued at $1,197 million and $843 million in cash. See note 6 to the consolidated financial statements.

9.	In certain limited circumstances, our operating subsidiaries have entered into executory agreements with third parties that require a parent company guarantee. These guarantees relate to certain equipment and facility leases and vendor/promotional arrangements and range in duration from two to ten years. In addition, the parent company and substantially all of its operating subsidiaries are guarantors of the borrowings of one of its wholly owned subsidiaries under that subsidiary’s bank credit facility, which obligations are secured by liens on substantially all of our assets. As of December 31, 2003, these guarantees aggregated about $4.4 billion, of which about $3.8 billion related to the subsidiary’s bank credit facility. We believe that the likelihood of the parent having to make any payments under the guarantees is remote since our operating subsidiaries have been, and we believe they will continue to be, able to pay their obligations with cash flows from their operations or cash balances on hand. From time to time, we may enter into other agreements with third parties that require a parent company guarantee.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End of
	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended December 31, 2003
Allowance for doubtful accounts	$127	$129	$—	$(170)	$86

Reserve for inventory obsolescence	$8	$2	$—	$(4)	$6

Valuation allowance for deferred tax assets	$2,879	$(538)	$—	$—	$2,341

Year Ended December 31, 2002
Allowance for doubtful accounts	$167	$334	$(9)	$(365)	$127

Reserve for inventory obsolescence	$17	$11	$(9)	$(11)	$8

Valuation allowance for deferred tax assets	$2,865	$766 (2)	$(711)	$(41)	$2,879

Year Ended December 31, 2001
Allowance for doubtful accounts	$104	$370	$23	$(330)	$167

Reserve for inventory obsolescence	$22	$9	$—	$(14)	$17

Valuation allowance for deferred tax assets	$2,429	$436	$—	$—	$2,865

(1)	In 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of NII Holdings’ bankruptcy filing, we deconsolidated NII Holdings in 2002 and deducted the December 31, 2001 amounts relating to NII Holdings in the “Charged to Other Accounts” column in 2002. Accordingly, our ending 2002 balances are not directly comparable to our ending 2001 and 2000 balances.

(2)	As a result of NII Holdings’ bankruptcy, we incurred a capital loss for tax purposes of $1,938 million, and accordingly we increased our valuation allowance by $766 million.