Form 10-Q
period 2004-03-31
NEXTEL COMMUNICATIONS INC
filed 2004-05-10
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2004

Class A Common Stock, $0.001 par value	1,074,142,865
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003
(in millions)
Unaudited

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$1,687	$806
Short-term investments	1,026	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $78 and $86	1,243	1,276
Due from related parties	83	70
Handset and accessory inventory	306	223
Prepaid expenses and other current assets	271	148

Total current assets	4,616	3,688
Investments	477	408
Property, plant and equipment, net of accumulated depreciation of $5,994 and $5,562	9,191	9,093
Intangible assets, net of accumulated amortization of $103 and $92	7,044	7,038
Other assets	293	283

	$21,621	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$725	$663
Accrued expenses and other	1,267	1,382
Due to related parties	564	285
Current portion of long-term debt and capital lease obligation	364	487

Total current liabilities	2,920	2,817
Long-term debt	9,953	9,725
Deferred income taxes	1,917	1,867
Other liabilities	144	166

Total liabilities	14,934	14,575

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	101	99
Stockholders’ equity
Common stock, class A, 1,073 and 1,068 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	12,031	11,942
Accumulated deficit	(5,663)	(6,256)
Deferred compensation, net	(15)	(16)
Accumulated other comprehensive income	232	165

Total stockholders’ equity	6,586	5,836

	$21,621	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	2004	2003

Operating revenues
Service revenues	$2,776	$2,210
Handset and accessory revenues	327	161

	3,103	2,371

Operating expenses
Cost of service (exclusive of depreciation included below)	438	369
Cost of handset and accessory revenues	489	310
Selling, general and administrative	971	786
Depreciation	432	399
Amortization	11	14

	2,341	1,878

Operating income	762	493

Other (expense) income
Interest expense	(154)	(225)
Interest income	8	12
Loss on retirement of debt	(17)	(5)
Equity in losses of unconsolidated affiliates, net	—	(13)
Realized gain on sale of investments	26	—
Other, net	1	—

	(136)	(231)

Income before income tax provision	626	262
Income tax provision	(33)	(22)

Net income	593	240
Loss on retirement of mandatorily redeemable preferred stock	—	(2)
Mandatorily redeemable preferred stock dividends and accretion	(2)	(30)

Income available to common stockholders	$591	$208

Earnings per common share
Basic	$0.53	$0.21

Diluted	$0.51	$0.20

Weighted average number of common shares outstanding
Basic	1,106	1,010

Diluted	1,172	1,047

Comprehensive income, net of income tax
Unrealized gain on available-for-sale securities:
Net unrealized holding gains arising during the period	$77	$—
Reclassification adjustment for gain included in net income	(12)	—
Foreign currency translation adjustment	2	1
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	2
Unrealized gain on cash flow hedge	—	5

Other comprehensive income	67	8
Net income	593	240

Comprehensive income, net of income tax	$660	$248

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2004
(in millions)
Unaudited

								Accumulated Other
								Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock					Unrealized	Cumulative
					Paid-in	Accumulated	Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Investments	Adjustment	Total

Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,256)	$(16)	$170	$(5)	$5,836
Net income						593				593
Other comprehensive income								65	2	67
Common stock issued under equity plans	5	—			91					91
Deferred compensation							1			1
Accretion on zero coupon mandatorily redeemable preferred stock					(2)					(2)

Balance, March 31, 2004	1,073	$1	36	$—	$12,031	$(5,663)	$(15)	$235	$(3)	$6,586

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(in millions)
Unaudited

	2004	2003

Cash flows from operating activities
Net income	$593	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	5	23
Provision for losses on accounts receivable	34	56
Amortization of deferred gain from sale of towers	(26)	(26)
Depreciation and amortization	443	413
Loss on retirement of debt	17	5
Equity in losses of unconsolidated affiliates, net	—	13
Realized gain on investments	(26)	—
Income tax provision	16	12
Other, net	4	(2)
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(5)	18
Handset and accessory inventory	(87)	51
Prepaid expenses and other assets	(130)	16
Accounts payable, accrued expenses and other	406	(6)

Net cash provided by operating activities	1,244	813

Cash flows from investing activities
Capital expenditures	(684)	(386)
Purchases of short-term investments	(553)	(728)
Proceeds from maturities and sales of short-term investments	695	650
Payments for purchases of licenses, investments and other, net of cash acquired	(56)	(229)
Proceeds from sale of investments and other	77	15

Net cash used in investing activities	(521)	(678)

Cash flows from financing activities
Proceeds from issuance of debt securities	494	—
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(191)	(570)
Proceeds from issuance of stock	68	10
Repayments under long-term credit facility	(48)	(49)
Borrowings under long-term credit facility	—	69
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease and finance obligations	(9)	(16)
Mandatorily redeemable preferred stock dividends paid	—	(15)

Net cash provided by (used in) financing activities	158	(625)

Net increase (decrease) in cash and cash equivalents	881	(490)
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$1,687	$1,356

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003.

      Earnings Per Common Share. Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes and convertible preferred stock computed using the if-converted method.

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Income available to common stockholders — basic	$591	$208
Interest expense and preferred stock accretion eliminated upon the assumed conversion of:
6% convertible senior notes due 2011.	10	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	2	—

Income available to common stockholders — diluted	$603	$208

Weighted average number of common shares outstanding — basic	1,106	1,010
Effect of dilutive securities:
Equity plans	35	20
6% convertible senior notes due 2011	26	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—
Class A convertible preferred stock	—	17

Weighted average number of common shares outstanding — diluted	1,172	1,047

Earnings per common share
Basic	$0.53	$0.21

Diluted	$0.51	$0.20

      About 8 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2004 due to their antidilutive effects. Additionally, about 59 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2004 as the exercise prices exceeded the average market price of our class A common stock.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      About 50 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2003 due to their antidilutive effects. Additionally, about 77 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2003 as the exercise prices exceeded the average market price of our class A common stock.

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $1 million for the three months ended March 31, 2004 and $2 million for the three months ended March 31, 2003.

      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Income available to common stockholders, as reported	$591	$208
Stock-based compensation expense included in reported net income	1	2
Stock-based compensation expense determined under fair value based method	(55)	(82)

Income available to common stockholders, pro forma	$537	$128

Earnings per common share
As reported
Basic	$0.53	$0.21

Diluted	$0.51	$0.20

Pro forma
Basic	$0.49	$0.13

Diluted	$0.47	$0.12

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

     Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2004	2003

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$684	$386
Changes in capital expenditures accrued, unpaid or financed	(144)	(70)

	$540	$316

Interest costs
Interest expense	$154	$225
Interest capitalized	3	11

	$157	$236

Cash paid for interest, net of amounts capitalized	$169	$154

Cash received for interest	$6	$9

Cash paid for income taxes	$7	$7

      New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of Interpretation No. 46, the FASB announced a deferral for certain entities, and an amendment to Interpretation No. 46 entitled FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46 establishes consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. Interpretation No. 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. Interpretation No. 46 defines the term variable interest entity, or VIE, and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary.

      We were required to apply the provisions of Interpretation No. 46R in the first quarter 2004. As we did not have any VIEs as of March 31, 2004, the adoption of this new method of accounting for VIEs did not affect our financial condition or results of operations.

      Reclassifications. We have reclassified some prior period amounts to conform to our current period presentation.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 2.     Intangible Assets

		March 31, 2004			December 31, 2003

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$98	$83	$15	$98	$75	$23
Spectrum sharing and noncompete agreements and other	Up to 20 years	82	20	62	82	17	65

		180	103	77	180	92	88

Unamortized intangible assets
FCC licenses	Indefinite	6,939		6,939	6,922		6,922
Goodwill	Indefinite	28		28	28		28

		6,967		6,967	6,950		6,950

Total intangible assets		$7,147	$103	$7,044	$7,130	$92	$7,038

      During the three months ended March 31, 2004, we acquired Federal Communications Commission, or FCC, licenses for an aggregate purchase price of $25 million, which included deposits for licenses paid prior to 2004 that were recorded in other assets until we acquired the relevant licenses.

      For intangible assets with finite lives, we recorded aggregate amortization expense of $11 million for the three months ended March 31, 2004 and $13 million for the three months ended March 31, 2003. Based only on the amortized intangible assets existing at March 31, 2004, we estimate the amortization expense to be $23 million for the remainder of 2004, $9 million during 2005, $5 million during 2006, $4 million during 2007 and $3 million during 2008. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

      In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we record additional deferred tax liabilities only as such licenses are amortized for tax purposes. We have recorded an incremental non-cash charge of $16 million and $12 million for the three months ended March 31, 2004 and 2003, respectively, to the income tax provision related to FCC licenses for which we have a tax basis.

      We have about $350 million in 700 Megahertz, or MHz, FCC licenses that we have agreed to exchange, along with other licenses, in our proposal regarding the realignment of the spectrum in the 800 MHz band filed with the FCC. These 700 MHz licenses are not currently used in our network.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Long-Term Debt, Mandatorily Redeemable Preferred Stock and Capital Lease Obligation

     Long-Term Debt and Mandatorily Redeemable Preferred Stock.

		Book and	New
	December 31,	Principal	Debt	March 31,
	2003	Value of	Issuance	2004
	Balance	Retirements	and Other	Balance

	(dollars in millions)
9.375% senior serial redeemable notes due 2009	$1,599	$—	$—	$1,599
5.25% convertible senior notes due 2010	607	—	—	607
9.5% senior serial redeemable notes due 2011, including a deferred premium of $36 and $28	895	167	(8)	720
6% convertible senior notes due 2011	608	—	—	608
6.875% senior serial redeemable notes due 2013	500	—	—	500
5.95% senior serial redeemable notes due 2014, net of unamortized discount of $0 and $6	—	—	494	494
7.375% senior serial redeemable notes due 2015, including unamortized premium of $8 and $8	2,008	—	—	2,008
Bank credit facility	3,804	—	(48)	3,756
Other	25	—	—	25

Total long-term debt	10,046	$167	$438	10,317

Less current portion	(321)			(364)

	$9,725			$9,953

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; stated at accreted liquidation preference value at 9.25% compounded quarterly	$99	$—	$2	$101

      5.95% Senior Notes. In March 2004, we completed the sale of $500 million in principal amount of our 5.95% senior serial redeemable notes due 2014, which generated about $494 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on March 15 and September 15 commencing September 15, 2004, at an annual rate of 5.95%. We may choose to redeem some or all of these notes commencing on March 15, 2009 at an initial redemption price of 102.975% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before March 15, 2007, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 105.95% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      Debt and Preferred Stock Retirements. During March 2004, we made a cash tender offer for the outstanding principal amount of our 9.5% senior notes. As a result, we purchased and retired a total of $167 million in aggregate principal amount at maturity of our outstanding 9.5% senior notes in exchange for $191 million in cash. As part of this transaction, we recognized a $17 million loss in other (expense) income in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. Additional information regarding our interest rate swaps and the deferred premium can be found in note 6.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      During the three months ended March 31, 2003, we purchased and retired a total of $491 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for $491 million in cash. As a result, we recognized a $5 million loss in other (expense) income in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. We also purchased and retired a total of $77 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $79 million in cash. As a result, we recognized a $2 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.

      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

      Capital Lease Obligation. In February 2004, we exercised the early buy out option for our remaining capital lease in which we paid $191 million in cash, $156 million of which related to the reduction of the capital lease obligation and recorded the $35 million difference as an adjustment to the book basis of the switch assets that were being leased.

Note 4.     2004 Developments

      In April 2004, the FCC approved both our $144 million bid to purchase certain multichannel multipoint distribution service, or MMDS, FCC licenses, interests in certain other MMDS FCC licenses and other immaterial network assets of WorldCom, Inc. and our $51 million bid to purchase certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks, Inc. These transactions are expected to close by mid-2004 and will be accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services.

Note 5.     Related Party Transactions

      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our operating and other arrangements with Motorola, Inc., Nextel Partners, Inc., and NII Holdings, Inc., all of which are related parties of ours for purposes of financial reporting, are the most significant. We and Motorola have extended through 2004 the terms of our handset and infrastructure supply agreements and are in the process of negotiating a long-term master supply agreement. We paid a total of $708 million during the three months ended March 31, 2004 and $394 million during the three months ended March 31, 2003 to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, net roaming charges and other costs. We received a total of $16 million during the three months ended March 31, 2004 and $15 million during the three months ended March 31, 2003 from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services, and also in 2003 from the sale of FCC licenses and some network assets. As of March 31, 2004, we had $83 million due from these related parties and $564 million due to these related parties. We also had a $104 million prepayment recorded in prepaid expenses on our condensed consolidated balance sheet related to handset and network infrastructure to be provided by Motorola in the future. As of December 31, 2003, we had $70 million due from these related parties and $284 million due to these related parties.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      As of March 31, 2004, we owned about 18% of the outstanding common stock of NII Holdings. In March 2004, we completed the sale of our NII Holdings 13% senior notes to NII Holdings in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations.

      As of March 31, 2004, we owned about 30% of the outstanding common stock of Nextel Partners.

Note 6.     Derivative Instruments and Hedging Activities

      From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. As of March 31, 2004 we did not have any material derivative instruments.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which were attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the three months ended March 31, 2003 relating to the ineffectiveness of these fair value hedges. During the third quarter 2003, we terminated all three swap agreements. As a result of the terminations, we recorded a premium, which we recognize as an adjustment to interest expense over the remaining life of the hedged debt. As described in note 3, a portion of this premium associated with our purchase and retirement of a portion of the hedged debt was written off.

      We have used interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statement of operations in the period of the change. Interest expense includes a gain of $2 million for the three months ended March 31, 2003, representing changes in the fair value of this swap. As of March 31, 2003, we had one cash flow hedge remaining. Since this interest rate swap qualified for cash flow hedge accounting, an unrealized loss of $20 million, representing the effective portion of the change in its fair value as of March 31, 2003, was reported in accumulated other comprehensive loss. The ineffective portion of the change in fair value of this swap was recognized in our statement of operations in the period of the change. Interest expense includes a loss of $2 million for the three months ended March 31, 2003 relating to the ineffective portion of the change in fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $6 million for the three months ended March 31, 2003.

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

      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide enhanced 911, or E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement has been approved by the court and, if not appealed successfully, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Note 8.     Subsequent Event

      During the second quarter 2004, we announced that we will redeem for cash the entire $608 million in outstanding principal amount at March 31, 2004 of our 6% convertible senior notes due 2011 at a redemption price of 104%. The holders of these notes have the right to convert the principal amount of their notes into shares of our class A common stock at a conversion price of $23.8375.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Independent Accountants’ Review Report

To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

      Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002, and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in 2001). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

McLean, Virginia
May 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

Company Overview.

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”

      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM walkie-talkie service, and wireless data transmission services. As of March 31, 2004, we provided service to about 13.4 million subscribers, other than about 537,000 subscribers who purchase pre-paid services under our Boost Mobile™ brand. For the first quarter 2004, we had $3,103 million in operating revenues and income available to common stockholders of $591 million. We ended the first quarter 2004 with over 17,000 employees.

      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 294 of the top 300 U.S. markets where about 251 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. As of March 31, 2004, we owned about 30% of the outstanding common stock of Nextel Partners. In addition, as of March 31, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets.

      The Federal Communications Commission, or FCC, regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. Future changes in FCC regulation or congressional legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

Management’s Summary.

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Nationwide Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button;

•	mobile telephone services, including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and datebook tools; and

•	data services, including email, mobile messaging services and our Nextel Online® services.

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

      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Past and expected consolidation within the industry has created and will continue to create large, well-capitalized competitors with substantial financial and other resources, increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and high-value individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect® walkie-talkie services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service in 2004, we plan to:

•	further extend the reach of Direct Connect service in North America and into selected markets in Latin America;

•	begin the deployment of an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds;

•	build an additional 2,200 transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base;

•	introduce handsets that, together with software that we recently installed in our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use; and

•	complete a field trial of Nextel Wireless BroadbandSM, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service.

      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. We are the title sponsor of the NASCAR NEXTEL Cup Series™, the premier racing series of the National Association of Stock Car Auto Racing, or NASCAR®, and one of the most popular sports in the United States. Our marketing and advertising initiatives associated with this 10-year sponsorship provide unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States, many of whom fall within our targeted customer groups. We continue to build upon our “Nextel. Done.™” branding and related advertising initiatives launched in 2003, which focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth. Our 2004 initiatives include the expansion of markets where we will offer pre-paid services under our Boost Mobile brand, which targets the youth and pre-paid calling wireless markets, beyond the initial test markets in California and Nevada.

      Our focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. We have expended, and will continue to expend, significant amounts of capital on the development and evaluation of these services and enhancements. In addition, we have acquired, and will continue to acquire, licenses for spectrum that we may use to deploy some of these new services and enhancements. For instance, in 2004, we expect to complete the purchase of spectrum licenses from WorldCom, Inc. and Nucentrix Broadband Networks, Inc. that we may use in connection with the deployment of broadband or other wireless services, for a total purchase price of $195 million. If we were to determine that any of these services, enhancements or spectrum licenses will not provide sufficient returns to support continued investment of financial or other resources, we would have to write-off the assets associated with them.

      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2004, we also have continued to expand our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We had nearly 650 Nextel stores as of March 31, 2004.

      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in our 2003 annual report on Form 10-K, we have installed a software upgrade in our network infrastructure that supports deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base. We have not yet sold handsets that operate in both the 6:1 and current 3:1 modes pending our implementation and evaluation of modifications to the 6:1 voice coder that are designed to meet our customers’ expectations for voice quality. Based on the results of these efforts, we plan to begin to roll out our first handset model that operates in both 6:1 and 3:1 modes, and activate the 6:1 voice coder software in our network infrastructure in selected markets, in mid 2004. As we complete further modifications and testing, we expect to roll out additional handset models that operate in both modes and activate the network software in other markets. We also plan to implement modifications to the network that will allow handsets to shift between 3:1 and 6:1 modes, which are designed to improve the overall audio experience while realizing significant expected gains in network capacity. If there are substantial delays in the deployment of these modifications or handsets, or if we are unable to deploy them, the related capacity benefits would be delayed or reduced, and over time we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry 7510™, which is manufactured by Research In Motion.

      We also continue to focus on reducing our financing expenses by taking steps to reduce both the amount of our overall debt and our interest costs. The first quarter 2004 was the first full quarter in which we realized the benefit of our 2003 debt and preferred stock retirement and financing activities, which consisted of retirements of an aggregate of $7,755 million in principal amount of long-term debt and preferred stock and issuances of $4,700 million in lower cost debt. In the first quarter 2004, we also retired $167 million in principal amount of our 9.5% senior notes due 2011 and issued $500 million in principal amount of 5.95% senior notes due 2014. During the second quarter 2004, we announced that we will redeem for cash the entire principal amount of our 6% convertible senior notes due 2011 that noteholders have not elected to convert into shares of our class A common stock prior to the redemption date, at a redemption price of 104%. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

      We have agreed to contribute up to $850 million over several years towards the cost of spectrum relocation of public safety and private wireless users as part of a proposed realignment of the spectrum in which we principally operate to resolve interference experienced by public safety communications systems. This plan, which we refer to as the Consensus Plan, remains subject to FCC approval, but we have notified the FCC that, if the plan is approved, we will deposit $100 million in cash in an escrow account to be available to pay these relocation costs, and will secure the remaining $750 million commitment through one or more irrevocable stand-by letters of credit, which would provide payments for relocation cost should we fail to meet our funding obligations under the Consensus Plan. We also have agreed to fund the cost of relocating broadcast auxiliary service operations, which broadcast officials estimate could be as much as $512 million. We cannot predict whether, or under what terms, the FCC would approve the proposed realignment plan, and there is no assurance that the FCC will adopt any realignment plan. In addition, if the FCC approves a realignment plan, we will incur our own spectrum relocation costs over time, the amount of which is dependent on the terms of such plan, but could be significant in certain circumstances. Additional information regarding the proposed realignment of the spectrum and the Consensus Plan can be found in Part II “Item 5.

Other Information — Proposed Public Safety Spectrum Realignment” of this report and our 2003 annual report on Form 10-K.

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

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for airtime and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance in the first quarter 2004. Our estimates have been consistent with our actual results.

      Cost of Handsets. Under our handset supply agreement with Motorola, we receive various discounts based on purchases of specified numbers of handsets and specified expenditures for the purchase of handsets. In addition, we have made purchase advances to Motorola, which are recoverable based on future purchases of handsets. If we do not achieve specified minimum purchases, a portion of the advances may not be recovered. Each month, we estimate future handset purchases and related discounts. To the extent that such estimates change period to period, adjustments would be made to our estimates of discounts earned and could impact our cost of handset revenues. The amount of these discounts recorded in the first quarter 2004 approximated less than 5% of our cost of handset and accessory revenues recorded for that period.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have well over one million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $78 million as of March 31, 2004. Since the first quarter 2003, we experienced increased collections, an improvement in our accounts receivable agings, and a reduction in write-offs. As a result, our allowance for doubtful accounts as of March 31, 2004 was lower than it was at March 31, 2003. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict. In addition, it is difficult to predict with certainty the impact that recent events, such as number portability, could have on our account write-offs because we have limited experience with actual results from these events.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant, and equipment represented about $9,191 million of our $21,621 million in total assets as of March 31, 2004. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Estimated
Long-Lived Asset	Useful Life

Buildings	31 years
Network equipment and internal-use software	3 to 20 years
Non-network internal-use software, office equipment and other assets	3 to 12 years

      The substantial majority of property, plant, and equipment represents our iDEN network equipment and software. Our iDEN nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically review the estimated useful lives and salvage value of these assets and make adjustments to those estimates after considering historical experience and capacity requirements, consulting with the vendor, and assessing new product and market demands. While the remaining useful lives for iDEN network equipment and software represent our best estimate at this time, we recognize that at some point in the future we may migrate to a next generation technology, which could impact the remaining economic lives of our iDEN network equipment and software.

      Included in our property, plant and equipment balance are costs for activities incurred in connection with the early phase of cell site construction. Such activities include, among others, engineering studies, design layout and zoning. Because we need to be able to respond quickly to business needs, we incur these costs well in advance of when the cell site asset is placed into service. Our current plan is to use all of these cell sites for expansion and quality improvements, future capacity demands and other strategic reasons; however, to the extent there are changes in economic conditions, technology or the regulatory environment, our plans could change and some of these assets could be abandoned and written off.

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $6,967 million of our $21,621 million in total assets as of March 31, 2004. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. We performed our annual impairment tests of FCC licenses as of October 1, 2003 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 and 900 Megahertz, or MHz, licenses in our national footprint by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s, that is our company’s, fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. The residual value approach yielded a value substantially in excess of the recorded balance of our 800 and 900 MHz licenses in the first quarter 2004.

      We have invested about $350 million in 700 MHz FCC licenses that are currently not used in our network. Under the terms of the proposed Consensus Plan filed with the FCC, we would exchange these licenses along with other licenses in connection with the proposed realignment of spectrum licenses to resolve certain interference problems with a number of public safety communications systems. If we do not exchange these licenses as part of this proposal or otherwise, we have an alternative business plan for use of these licenses. If the alternative business plan is not realized, some portion of or the entire recorded asset could become impaired.

      Recoverability of Capitalized Software. As of March 31, 2004, we have about $88 million in net unamortized costs for software that will be sold, leased, or otherwise marketed and/or used in our network. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.

      Net Operating Loss Valuation Allowance. As of December 31, 2003, we had a valuation allowance of $2,341 million. This valuation allowance includes a reserve for net operating loss carryforwards, as well as for capital loss carryforwards and separate return net operating loss carryforwards. Because we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the tax benefit of the net operating loss carryforwards will be realized, the valuation allowance includes a full reserve against the benefit of these carryforwards. We reached this conclusion after reviewing our complete history of financial statement and tax net operating losses and our recent generation of earnings and taxable income.

      We believe that our cumulative losses, when evaluated in connection with other qualitative factors and uncertainties concerning our business and industry, provide substantial negative evidence regarding the eventual realizability of the tax benefit of our net operating loss carryforwards as of March 31, 2004, which outweighs the positive evidence available. However, under certain conditions, we believe that it is possible that our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and that such a conclusion may be reached as early as mid-2004. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some or all of the remaining net operating loss valuation allowance into income as a credit to tax expense except for a portion of the net operating loss valuation allowance associated with stock option transactions that will be reversed with a credit to stockholders’ equity.

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

      We recognize revenue from accessory sales when title to the accessory passes to the customer. Effective July 1, 2003, we began to recognize revenues from handset sales when title to the handset passes to the customer pursuant to Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Therefore, handset revenues, prior to July 1, 2003, largely reflected the recognition of handset sales that occurred and were deferred in prior periods.

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

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize cost of accessory revenues when title to the accessory passes to the customer. Consistent with the related handset revenue recognition policy described above, effective July 1, 2003, we began to recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales, when title to the handset passes to the customer, pursuant to EITF Issue No. 00-21. Prior to July 1, 2003, in accordance with SAB No. 101, we recognized cost of handset revenues in amounts equivalent to revenues recognized from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years and handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale.

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

Selected Financial and Operating Data.

	Three Months Ended
	March 31,

	2004	2003

Handsets in service, end of period (in thousands)(1)	13,356	11,092
Net handset additions (in thousands)(1)	474	480
Average monthly minutes of use per handset(1)	750	650
System minutes of use (in billions)(1)	29.6	21.2
Net transmitter and receiver sites placed in service	400	100
Transmitter and receiver sites in service, end of period	17,900	16,400
Switches in service, end of period	82	84
Nextel stores in service, end of period	649	470

(1)	Excludes amounts attributable to Boost Mobile pre-paid services.

      An additional measurement we use to manage our business is the rate of customer churn, which is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. The churn rate consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service, usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. We focus our efforts on retaining customers, and keeping our churn rate low, because the cost to acquire new customers generally is higher than the cost to retain existing customers.

      Our average monthly customer churn rate during the first quarter 2004 was about 1.7% as compared to about 1.9% during the first quarter 2003. We believe that this decline in the churn rate is attributable to our ongoing focus on customer retention through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. The improvement in churn also reflects the strengthening of our credit policies and procedures and the ongoing optimization of our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.

      If general economic conditions worsen, if our products or services are not well received by prospective or existing customers, or if competitive conditions in the wireless telecommunications industry intensify, including, for example, as a result of the impact of actions taken by our competitors in response to the implementation of wireless number portability or the introduction of competitive services, demand for our products and services may decline, which could adversely affect our ability to attract and retain customers and our results of operations. See “— Forward-Looking Statements.”

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Service revenues	$2,776	89%	$2,210	93%	$566	26%
Cost of service (exclusive of depreciation)	438	14%	369	16%	69	19%

Service gross margin	$2,338		$1,841		$497	27%

Service gross margin percentage	84%		83%

      Service Revenues. Service revenues increased 26% from the three months ended March 31, 2003 to the three months ended March 31, 2004. This increase was primarily attributable to the increase in the number of handsets in service (volume) and, to a lesser extent, the slight increase in the average monthly revenue per handset in service (rate) in 2004.

      From a volume perspective, our service revenues increased principally as a result of a 20% increase in handsets in service from March 31, 2003 to March 31, 2004. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	our differentiated products and services, including our Direct Connect walkie-talkie service, including the impact of the launch of our Nationwide Direct Connect service in July 2003, and our Nextel Online services;

•	increased brand name recognition as a result of increased advertising and marketing campaigns;

•	the high quality of our network;

•	the improvement in subscriber retention that we attribute to our ongoing focus on customer care and other retention efforts and our focus on attracting high quality subscribers;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.

      From a rate perspective, our average monthly revenue per handset increased slightly from the three months ended March 31, 2003 to the three months ended March 31, 2004 due to:

•	changes in our service price plans in effect in the first quarter 2004 as compared to those in effect during the first quarter 2003, which generally included lower access charges and a higher level of bundled minutes;

•	the revenues associated with our Nationwide Direct Connect service implemented in July 2003; and

•	the increase in fees charged to customers for non-recurring services.

      Cost of Service. Cost of service increased 19% from March 31, 2003 to March 31, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced:

•	a 21% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 33% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 4% decrease in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased 21% primarily due to:

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in transmitter and receiver and switch related operational costs due to a 9% increase in transmitter and receiver sites placed into service from March 31, 2003 to March 31, 2004; and

•	an increase in headcount and related employee costs to support our expanding network; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.

      The 33% increase in costs to operate our handset service and repair program from March 31, 2003 to March 31, 2004 is primarily the result of growth in the subscriber base electing handset insurance and participating in service and repair programs.

      The decrease in variable interconnection fees from March 31, 2003 to March 31, 2004 was principally due to a lower cost per minute of use, partially offset by an increase in total system minutes of use. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts to move long distance traffic to lower cost carriers. Total system minutes of use increased 40% from March 31, 2003 to March 31, 2004 principally due to a 20% increase in the number of handsets in service as well as a 15% increase in the average monthly billable minutes of use per handset between the periods.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites, switches and other equipment to expand the coverage and capacity of our network. However, we expect the cost per minute of network use in 2004 to decline as compared to 2003 due to continued improvements in network operating efficiencies. See “— Forward-Looking Statements.” Additionally, annual rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transactions with SpectraSite Holdings, Inc. Additional information regarding the SpectraSite lease transactions can be found in note 3 to the consolidated financial statements of our 2003 annual report on Form 10-K. See also “— C. Liquidity and Capital Resources” and “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”

      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 83% for the three months ended March 31, 2003 to 84% for the three months ended March 31, 2004. Our service gross margin percentage improved primarily due to the combination of increased service revenues due to subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the three months ended March 31, 2004, we recorded $327 million of handset and accessory revenues, an increase of $166 million over the three months ended March 31, 2003. During the three months ended March 31, 2004, we recorded $489 million of cost of handset and accessory revenues, an increase of $179 million over the three months ended March 31, 2003. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Current period handset and accessory sales	$327	11%	$250	11%	$77	31%
SAB No. 101.	—	—%	(89)	(4)%	89	100%

Handset and accessory revenues	327	11%	161	7%	166	103%

Current period cost of handset and accessory sales	489	16%	399	17%	90	23%
SAB No. 101.	—	—%	(89)	(4)%	89	100%

Cost of handset and accessory revenues	489	16%	310	13%	179	58%

Handset and accessory net subsidy	$(162)		$(149)		$(13)	9%

      Handset and Accessory Revenues. Handset and accessory revenues are influenced by the number of handsets sold and the sales prices of the handsets sold. Current period handset and accessory sales increased $77 million or 31%, excluding the impact of SAB No. 101, for the three months ended March 31, 2004 as compared to the same period in 2003. This increase reflects an increase of about 45% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 10% decrease in the average sales price of the handsets. Additional information regarding SAB No. 101 and our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements of our 2003 annual report on Form 10-K.

      Cost of Handset and Accessory Revenues. Cost of handset and accessory revenues are influenced by the number of handsets sold and the cost of the handsets sold. Current period cost of handset and accessory sales increased $90 million or 23%, excluding the impact of SAB No. 101, for the three months ended March 31, 2004 as compared to the same period in 2003. This increase reflects an increase of about 45% in the number of handsets sold, partially offset by about a 15% decrease in the average cost we paid for handsets.

      Handset and Accessory Net Subsidy. The handset and accessory net subsidy consists of handset subsidy as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers; and gross margin on accessory sales, which are generally higher margin products.

      Handset and accessory net subsidy increased 9% for the three months ended March 31, 2004 as compared to the same period in 2003. We attribute the increase in handset and accessory net subsidy to:

•	an increase in the number of handsets sold of about 45%; partially offset by

•	a decrease in the average subsidy per handset of about 20%; and

•	an increase in the gross margin from accessory sales.

      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Selling and marketing	$495	16%	$411	17%	$84	20%
General and administrative	476	15%	375	16%	101	27%

Selling, general and administrative	$971	31%	$786	33%	$185	24%

      Selling and Marketing. The increase in selling and marketing expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 reflects:

•	a $36 million increase in advertising expenses as a result of general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, such as our new branding campaign launched in the third quarter 2003, our affiliation with NASCAR beginning in the first quarter 2004, the promotion of Nationwide Direct Connect services and advertising and promotional costs related to our planned expansion of the areas in which we offer Boost Mobile pre-paid services beginning in the first quarter 2004;

•	a $35 million increase in marketing payroll and related expenses primarily associated with our opening an additional 180 Nextel stores between March 31, 2003 and March 31, 2004, and increased employee commissions; and

•	a $13 million increase primarily reflecting an increase in the rate of commissions and residuals earned by indirect dealers and distributors in the first quarter 2004 as compared to the same period in 2003, partially offset by the decrease in commissions paid with respect to handset sales as more handsets were delivered through our direct handset fulfillment system.

      General and Administrative. The increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2003 reflects:

•	a $73 million increase in personnel, facilities and general corporate expenses due to increases in information technology initiatives, headcount and related facility costs, legal and professional fees, and our enterprise resource planning, or ERP, system implementation; and

•	a $50 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base in addition to increased costs associated with the implementation of wireless number portability in the fourth quarter 2003; partially offset by

•	a $22 million decrease in bad debt expense. Bad debt expense decreased from $56 million, or 2.4% of operating revenues, for the first quarter 2003 to $34 million, or 1.1% of operating revenues, for the first quarter 2004. The decrease in both the aggregate amount of the bad debt expense and bad debt expense as a percentage of operating revenues reflects the results of our policies implemented over the past two years that were focused on strengthening our credit policies and procedures, limiting the account sizes for high-risk accounts and strengthening identity verification processes at the point of credit applications. The credit and collection software tools that we have implemented now enable us to better screen and monitor the credit quality and delinquency levels of our customers. We have also benefited from improvements in recoveries of past due accounts handled by third party collection agencies. These factors and others have resulted in increased collections, an improvement in the accounts receivable agings and a reduction in the write-offs for fraud-related accounts. Therefore, our allowance for doubtful accounts as a percentage of accounts receivable has also improved from March 31, 2003 to March 31, 2004. Bad debt expense in the future could be adversely affected by general economic conditions and competitive conditions within the wireless industry, including those related to wireless number portability or to the extent we adjust our credit standards to be more competitive. See “— Forward-Looking Statements.”

      Our selling, general and administrative expenses as a percentage of operating revenues decreased from the three months ended March 31, 2003 to the three months ended March 31, 2004 primarily as a result of the increase in service revenues due to subscriber growth and improvement in bad debt expense as described above.

      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to acquire new customers and to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to the expansion of our Boost Mobile service into new markets;

•	increased costs associated with opening additional Nextel stores; and

•	increased costs related to the field trial of Nextel Wireless Broadband, which we account for as research and development expense; partially offset by

•	additional savings expected from obtaining an increasing percentage of sales from our lower-cost customer convenient channels, such as web sales, telesales and Nextel stores.

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Depreciation	$432	14%	$399	17%	$33	8%
Amortization	11	—%	14	1%	(3)	(21)%

Depreciation and amortization	$443	14%	$413	18%	$30	7%

      Depreciation expense increased $33 million from the three months ended March 31, 2003 to the three months ended March 31, 2004. Depreciation increased as a result of a 9% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets, which generally have much shorter depreciable lives as compared to network assets.

Interest and Other.

			Change from
	March 31,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Three Months Ended
Interest expense	$(154)	$(225)	$71	32%
Interest income	8	12	(4)	(33)%
Loss on retirement of debt, net	(17)	(5)	(12)	NM
Equity in losses of unconsolidated affiliates, net	—	(13)	13	100%
Realized gain on sale of investment	26	—	26	100%
Other, net	1	—	1	100%
Income tax provision	(33)	(22)	(11)	(50)%
Income available to common stockholders	591	208	383	184%

NM — Not Meaningful

      Interest Expense. The $71 million decrease in interest expense for the three months ended March 31, 2004 compared to the same period in 2003 primarily relates to:

•	a $95 million decrease in interest expense attributable to the reductions in the aggregate outstanding principal amount of our senior notes, as discussed below; and

•	a $17 million decrease in interest expense resulting primarily from the combined effect of the reduction in the weighted average interest rates related to our bank credit facility from 3.9% during the three months ended March 31, 2003 to 3.0% during the three months ended March 31, 2004 and the lower average principal amount of the bank credit facility outstanding in 2004; partially offset by

•	a $47 million increase in interest expense attributable to our new senior notes issued since the third quarter 2003.

      Interest expense related to our senior notes decreased for the three months ended March 31, 2004 primarily due to the purchase and retirement of $4,216 million in aggregate principal amount at maturity of our senior notes and convertible senior notes since the beginning of 2003. This decrease was partially offset by the interest expense associated with the additional $3,000 million in aggregate principal amount of new senior notes issued since the beginning of the third quarter 2003, which have lower interest rates and longer maturity periods than the retired senior notes. In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by repaying $2,774 million of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2,200 million term loan under that facility that matures in December 2010. We expect our interest expense to continue to decrease in 2004 as we realize the benefit of a full year of the debt redemptions and retirements consummated during 2003. See “— Forward-Looking Statements.”

      Interest Income. The $4 million decrease in interest income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is due to a decrease in the average cash and short-term investments balances and lower average interest rates during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

      Loss on Retirement of Debt. For the three months ended March 31, 2004, we recognized a loss of $17 million on the retirement of some of our 9.5% senior notes representing the excess of the purchase prices over the carrying value of the purchased and retired notes and the write-off of the related unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. For the three months ended March 31, 2003, we recognized a loss of $5 million on the retirement of some of our senior notes representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs.

      Equity in Losses of Unconsolidated Affiliates. The $13 million in equity in losses of unconsolidated affiliates for the three months ended March 31, 2003 is due to losses attributable to our equity method investment in Nextel Partners of $16 million partially offset by our equity in earnings of NII Holdings of $3 million. In 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting. During the fourth quarter 2003, we sold shares of NII Holdings common stock, thereby decreasing our ownership percentage, and now account for our interest in NII Holdings as an available-for-sale cost method investment.

      Realized Gain on Investments. In March 2004, we tendered our interest in NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.

      Income Tax Provision. The income tax provision increased $11 million from the three months ended March 31, 2003 to the three months ended March 31, 2004 primarily due to higher state income taxes as our taxable income has increased. Because we do not have a sufficient history of taxable income to conclude that it is more likely than not that the tax benefit of the net operating losses will be realized, we have provided a full reserve against the tax benefit of our net operating loss carryforwards. However, under certain conditions, we believe that it is possible that our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will release at least a portion of the reserve as early as mid-2004.

C. Liquidity and Capital Resources

      As of March 31, 2004, we had total liquidity of $3,846 million available to fund our operations including $2,713 million of cash, cash equivalents and short-term investments and $1,133 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility.

      During the first quarter 2004, we raised $494 million from the issuance of our 5.95% senior notes due 2014 and used $404 million in cash to reduce our long-term debt and capital lease and finance obligations by a total of $380 million, retiring $167 million of our 9.5% senior notes due 2011, exercising the early buyout option on a $165 million capital lease obligation and paying $48 million of scheduled maturities on our bank credit facility. For the first quarter 2004, total cash provided by operating activities exceeded cash flows used in investing activities by $723 million as compared to $135 million for the same period in 2003. Prior to 2003, we had used external sources of funds, primarily from issuances of debt and equity securities, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Three Months Ended		Change from
	March 31,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$1,244	$813	$431	53%
Cash used in investing activities	(521)	(678)	157	23%
Cash provided by (used in) financing activities	158	(625)	783	125%

      Net cash provided by operating activities for the first quarter 2004 improved by $431 million over the first quarter 2003 primarily due to a $721 million increase in cash received from our customers as a result of growth in our customer base, partially offset by a $269 million increase in cash paid to our suppliers and employees in order to support the larger customer base.

      Net cash used in investing activities for the first quarter 2004 decreased by $157 million over the first quarter 2003 due to:

•	a $220 million decrease in net cash purchases of short-term investments;

•	a $173 million decrease in cash paid for purchases of licenses, acquisitions, investments and other; and

•	a $62 million increase in proceeds from sales of investments and other assets; offset by

•	a $298 million increase in cash paid for capital expenditures.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $684 million for the first quarter 2004 and $386 million for the first quarter 2003. Capital expenditures increased for the first quarter 2004 as compared to the same period in 2003 primarily due to:

•	an increase in amounts expended to construct new cell sites and network improvements in 2004 as compared to 2003 reflecting our 2004 plans to improve the coverage and capacity of our network; and

•	costs incurred in connection with WiDEN.

      We expect that our capital expenditures will continue to increase throughout 2004 due to the deployment of the 6:1 voice coder and as we improve and expand the geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features such as WiDEN and the development of dispatch technologies and services. See “D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”

      We made cash payments during the first quarter 2004 totaling $56 million for licenses, investments and other. We made cash payments during the first quarter 2003 totaling $229 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses of NeoWorld Communications, Inc.

      Net cash provided by financing activities of $158 million during the first quarter 2004 consisted primarily of:

•	$494 million of net proceeds from the sale of newly issued 5.95% senior notes; and

•	$68 million of net proceeds from the issuance of shares of our class A common stock primarily under our equity plans; partially offset by

•	$191 million paid for the purchase and retirement of our 9.5% senior notes;

•	$165 million in repayments related to our remaining capital lease obligation, including a payment of $156 million associated with the early buy-out option of this capital lease agreement; and

•	$48 million in repayments under our bank credit facility.

      In the first quarter 2003, we used cash of $625 million for financing activities, primarily due to $570 million paid for the purchase and retirement of some of our senior notes and preferred stock and $70 million for net repayments under our capital lease and finance obligations, partially offset by $20 million of net borrowings under our long-term credit facility.

      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt securities and preferred stock that in the aggregate may be material.

D. Future Capital Needs and Resources

Capital Resources.

      As of March 31, 2004, our capital resources included $2,713 million of cash, cash equivalents and short-term investments and $1,133 million of the revolving loan commitment under our credit facility, as discussed below, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $3,846 million as of March 31, 2004. During the second quarter 2004, we announced that we will redeem for cash the entire $608 million in outstanding principal amount at March 31, 2004 of our 6% convertible senior notes due 2011 at a redemption price of 104%.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Prior to 2003, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we continue to generate sufficient cash flow from our operating activities to fund these investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines or if significant additional funding is required for our investing activities, including for example, funding needed for initiatives such as the Consensus Plan or our deployment of next generation technologies, we may be required to fund our investing activities by using our available liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. If we become unable to generate cash flow from our operating activities, our available liquidity would be sufficient to fund investing activities for only a limited period of time. Our ability to generate cash flow from operating activities is dependent upon, among other things:

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

      As of March 31, 2004, our bank credit facility provided for total secured financing capacity of up to $4,915 million, subject to the satisfaction or waiver of applicable borrowing conditions, which consisted of a $1,275 million revolving loan commitment, of which $116 million has been borrowed and $26 million has been committed under letters of credit, and $3,640 million in two classes of term loans, all of which has been borrowed.

      The term loans mature on December 31, 2007 and December 15, 2010. Beginning April 1, 2004, the amount of the revolving loan commitment available to us will be reduced by $75 million every quarter continuing through March 31, 2005, at which time the quarterly reductions will increase to $93.75 million continuing through March 31, 2007. Starting April 1, 2007, the quarterly reductions decrease to $75 million continuing through December 31, 2007, at which time no amounts will be available under the revolving credit facility.

      The credit facility requires compliance with financial ratio tests, including total indebtedness to operating cash flow, secured indebtedness to operating cash flow, operating cash flow to interest expense and operating cash flow to specified charges, each as defined under the credit facility. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. We are also obligated to repay the loans if certain change of control events occur. As of March 31, 2004, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” Borrowings under the credit facility are secured by liens on substantially all of our assets, and are guaranteed by us and substantially all of our subsidiaries. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of March 31, 2004, the applicable provisions of our senior notes and mandatorily redeemable preferred stock did not restrict our ability, and we had satisfied the conditions under this facility, to borrow the remaining $1,133 million revolving credit commitment that is currently available.

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

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital Expenditures;”

•	future investments, including the purchase of certain multichannel multipoint distribution service, or MMDS, FCC licenses and related assets, other potential spectrum purchases and investments in new business opportunities;

•	potential payments to the FCC or other third parties and potential costs to reconfigure our spectrum in connection with the FCC’s action on the Consensus Plan or other similar FCC actions relating to the realignment of the 800 MHz band;

•	scheduled principal and interest payments related to our long-term debt, redemption of our 6% convertible senior notes due 2011 and any additional amounts that we choose to redeem;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures including the potential of becoming a full taxpayer in the next few years.

      Capital Expenditures. Our capital expenditures during the first quarter 2004 totaled $684 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter and receiver sites and related switching equipment to enhance our network’s geographic coverage and to maintain our network quality;

•	the enhancements to our existing iDEN technology to increase data speed and voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.

      Our future capital expenditures are affected by future technology improvements and technology choices. As described in more detail above and in our 2003 annual report on Form 10-K, in October 2003, we began deploying network software relating to the implementation of the 6:1 voice coder that is designed to allow us to more efficiently use our spectrum and reduce our network capital expenditures. These network efficiencies are dependent on use of handsets operating in the 6:1 mode, so our plans assume that the realization of the capacity and related financial benefits is timed to coincide with the deployment and use of those handsets. Because our current plans contemplate that we will not begin offering handsets operating in the 6:1 mode until mid-2004, it is our expectation that most of these benefits will not begin to be realized until after 2004. If there are substantial delays in the deployment of handsets operating in the 6:1 mode, those benefits would also be delayed and our capital expenditures could increase in order to meet our network capacity needs. See “— Forward-Looking Statements.” Development of technology enhancements like the 6:1 voice coder would allow us to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. However, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services.

      Future Contractual Obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of March 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

Future		Remainder					2009 and
Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes(1)	$10,608	$359	$496	$496	$496	$496	$8,265
Bank credit facility(2)	4,621	368	575	598	635	134	2,311
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	1,511	325	399	289	210	131	157
Purchase obligations and other	2,368	525	498	436	267	221	421

Total	$19,353	$1,577	$1,968	$1,819	$1,608	$982	$11,399

(1)	These amounts do not include the effect of our May 2004 announcement of the redemption of the entire $608 million in outstanding principal amount of our 6% convertible senior notes due 2011.

(2)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

      In addition, we have about $2 billion of open purchase orders for goods or services as of March 31, 2004 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of March 31, 2004. We expect these commitments to become due in 2004. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $318 million for spectrum leasing agreements and acquisitions, including about $195 million for the pending acquisition of certain MMDS FCC licenses, interests in certain MMDS FCC licenses and other network assets of WorldCom and Nucentrix, entered into and outstanding as of March 31, 2004. These acquisitions are expected to close in mid-2004. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments. The minimum contractual amounts under our agreements with Motorola have been included in the table above. We and Motorola have extended through 2004 the terms of our handset and infrastructure supply agreements and are in the process of negotiating a long-term master supply agreement.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to the purchase of equity interests in Nextel Partners. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. Nextel Partners is constructing and operating a network utilizing the iDEN technology used in our network. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest. Additional information regarding the circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock can be found in our 2003 annual report on Form 10-K.

      Future Outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing and scheduled debt repayment obligations. We expect to meet our funding needs for at least the next twelve months by using our anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures;

•	our scheduled debt service requirements;

•	the announced redemption of our 6% convertible senior notes due 2011;

•	consummation of existing agreements to purchase spectrum, including those with WorldCom and Nucentrix; and

•	other future contractual obligations.

      Additionally, we have the ability to use existing cash, cash equivalents and short-term investments on hand and available of $2,713 million as of March 31, 2004, or drawdown on the available revolving loan commitment under our credit facility of about $1,133 million as of March 31, 2004 to fund our capital needs.

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

      Our conclusion that we will be able to meet our funding needs for at least the next twelve months by using cash generated from operations does not take into account potential payments to the FCC or other third parties in connection with the FCC’s action on the Consensus Plan or other similar FCC actions relating to the realignment of the 800 MHz band. We cannot predict whether, or under what terms, the FCC would approve the proposed realignment plan, and there is no assurance that the FCC will adopt any realignment plan. In addition, if the FCC approves a realignment plan, we will incur our own spectrum relocations costs over time, the amount of which is dependent on the terms of such plan, but could be significant in certain circumstances. That conclusion also does not take into account:

•	the impact of our participation in any future auctions for the purchase of significant amounts of spectrum licenses;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	the funding required in connection with a deployment of next generation technologies;

•	potential material additional purchases or redemptions of our outstanding debt securities and preferred stock for cash beyond those noted above; and

•	potential material increases in the cost of compliance with regulatory mandates.

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

      We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated funding needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements.”

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report, or that are made in other reports that are referred to in this quarterly report, are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance;

•	the timely development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder;

•	the timely development and deployment of higher speed data infrastructure and software designed to significantly increase the data speeds of our network;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it, as a result of the proposed spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	access to sufficient debt or equity capital to meet any operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie services first introduced by several of our competitors in 2003;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based E911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of March 31, 2004, we did not have any material derivative instruments.

      As of March 31, 2004, we held $1,026 million of short-term investments and $1,687 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.

      The table below summarizes our remaining interest rate risks as of March 31, 2004 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, finance obligations and mandatorily redeemable preferred stock in effect at March 31, 2004. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes, loans under our bank credit facility and mandatorily redeemable preferred stock; and

•	present value of future cash flows for our finance obligation using a discount rate available for similar obligations.

      Notes 6, 7, and 8 to the consolidated financial statements included in our 2003 annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facility, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligations
Fixed Rate	$1	$1	$1	$7	$—	$6,751	$6,761	$7,163
Average Interest Rate	8%	8%	8%	8%	—	8%	8%
Variable Rate	$273	$427	$460	$499	$22	$2,090	$3,771	$3,794
Average Interest Rate	2%	2%	2%	2%	3%	3%	3%

Item 4.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

      We completed the implementation of an ERP system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We are involved in certain legal proceedings that are described in our annual report on Form 10-K for the year ended December 31, 2003. During the three months ended March 31, 2004, there were no material developments in the status of those legal proceedings that have not been previously disclosed in those reports, except as set forth below.

      The court has approved our previously-reported settlement with plaintiffs who purport to represent a nationwide class of affected customers in a lawsuit that has been filed against us challenging the manner by which we recover the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The settlement, if not appealed successfully, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 5.     Other Information.

      Proposed Public Safety Spectrum Realignment. As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band discussed in more detail in our 2003 annual report on Form 10-K, on May 3, 2004, we submitted a joint filing to the FCC with two leading television broadcaster associations related to the funding of the costs of relocating broadcast auxiliary service (“BAS”) operations from the 1.9 GHz spectrum on which they operate, a portion of which would be granted to us under the Consensus Plan. Broadcast officials estimate these relocation costs to be about $512 million. Pursuant to FCC regulations governing such relocations, the initial licensee operating in the band would fund the entire cost of relocation and seek reimbursement from each ensuing licensee for its portion of the cost of relocation as it commences operation in the band. To ensure that affected BAS operations are properly relocated, we now have agreed to fund the entire cost of the BAS relocation without contribution or reimbursement by other licensees, so long as the FCC approves the Consensus Plan and credits us for the full amount of such costs as part of our contributions under the Consensus Plan. This funding commitment would be in addition to the $850 million that we already have committed to fund for the relocation of public safety and private wireless licensees in the 800 MHz band under the Consensus Plan.

      Local Number Portability. In November 2003, wireless providers launched telephone number portability in the nation’s top 100 markets. Portability enables customers to keep their telephone numbers when they change carriers within established geographic markets. On May 24, 2004, number portability is scheduled to become effective in all remaining markets among all carriers. Several landline and wireless providers operating outside of the top 100 markets have filed petitions with the FCC and various state public utility commissions requesting waivers of their number portability obligations. Any grant of these petitions will inhibit the nationwide roll-out of local number portability and the ability of consumers in the service areas of the petitioners to port their telephone numbers, including potentially to wireless carriers, like us.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number		Exhibit Description

4.1		Form of Series C 5.95% senior serial redeemable note due 2014
10	.1.1*	Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement and Term Sheet for Subscriber Units and Services, dated March 16, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.1.2*	Term Sheet Subscriber Units and Services, dated December 31, 2003, between Nextel Communications, Inc. and Motorola, Inc.
10	.1.3*	Amendment One to the Term Sheet for Subscriber Units and Services Agreement, dated March 31, 2004, between Motorola Inc. and Nextel Communications, Inc.
10	.2.1**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Thomas N. Kelly, Jr.
10	.2.2**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Paul N. Saleh
10	.2.3**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Barry J. West
10	.2.4**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Leonard J. Kennedy
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed January 5, 2004, furnishing a press release announcing that financial guidance would be reaffirmed at a conference under Item 9.

2.	Current report on Form 8-K dated and filed February 19, 2004, reporting certain financial and operating results under Item 5 and furnishing a press release announcing certain financial and operating results for 2003 under Item 9.

3.	Current report on Form 8-K dated and filed March 18, 2004, reporting under Item 5 the filing of the Underwriting Agreement, dated March 16, 2004, and an opinion of counsel relating to our 5.95% senior serial redeemable notes due 2014.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 7, 2004

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

4.1		Form of Series C 5.95% senior serial redeemable note due 2014
10	.1.1*	Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement and Term Sheet for Subscriber Units and Services, dated March 16, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.1.2*	Term Sheet Subscriber Units and Services, dated December 31, 2003, between Nextel Communications, Inc. and Motorola, Inc.
10	.1.3*	Amendment One to the Term Sheet for Subscriber Units and Services Agreement, dated March 31, 2004, between Motorola Inc. and Nextel Communications, Inc.
10	.2.1**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Thomas N. Kelly, Jr.
10	.2.2**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Paul N. Saleh
10	.2.3**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Barry J. West
10	.2.4**	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Leonard J. Kennedy
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.