Form 10-Q
period 2004-06-30
NEXTEL COMMUNICATIONS INC
filed 2004-08-09
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 30, 2004

Class A Common Stock, $0.001 par value	1,077,892,064
Class B Nonvoting Common Stock, $0.001 par value	35,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 30, 2004 and December 31, 2003
(in millions)
Unaudited

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$1,082	$806
Short-term investments	1,012	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $77 and $86	1,369	1,276
Due from related parties	131	70
Handset and accessory inventory	461	223
Prepaid expenses and other current assets	331	148

Total current assets	4,386	3,688
Investments	460	408
Property, plant and equipment, net of accumulated depreciation of $6,437 and $5,562	9,327	9,093
Intangible assets, net of accumulated amortization of $85 and $92.	7,220	7,038
Other assets	276	283

	$21,669	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$855	$663
Accrued expenses and other	1,265	1,382
Due to related parties	656	285
Current portion of long-term debt and capital lease obligation	385	487

Total current liabilities	3,161	2,817
Long-term debt	9,222	9,725
Deferred income taxes (note 4)	670	1,867
Other liabilities	205	166

Total liabilities	13,258	14,575

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	103	99
Stockholders’ equity
Common stock, class A, 1,077 and 1,068 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued and outstanding	—	—
Paid-in capital	12,484	11,942
Accumulated deficit	(4,361)	(6,256)
Deferred compensation, net	(38)	(16)
Accumulated other comprehensive income	222	165

Total stockholders’ equity	8,308	5,836

	$21,669	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Six and Three Months Ended June 30, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenues
Service revenues	$5,715	$4,595	$2,939	$2,385
Handset and accessory revenues	677	332	350	171

	6,392	4,927	3,289	2,556

Operating expenses
Cost of service (exclusive of depreciation included below)	895	777	457	408
Cost of handset and accessory revenues	985	625	496	315
Selling, general and administrative	2,049	1,615	1,078	829
Depreciation	874	807	442	408
Amortization	22	28	11	14

	4,825	3,852	2,484	1,974

Operating income	1,567	1,075	805	582

Other income (expense)
Interest expense	(309)	(444)	(155)	(219)
Interest income	15	22	7	10
Loss on retirement of debt	(51)	(7)	(34)	(2)
Equity in losses of unconsolidated affiliates, net	(2)	(48)	(2)	(35)
Realized gain on sale of investments	26	—	—	—
Other, net	3	—	2	—

	(318)	(477)	(182)	(246)

Income before income tax benefit (provision)	1,249	598	623	336
Income tax benefit (provision) (note 4)	646	(49)	679	(27)

Net income	1,895	549	1,302	309
Loss on retirement of mandatorily redeemable preferred stock	—	(7)	—	(5)
Mandatorily redeemable preferred stock dividends and accretion	(4)	(53)	(2)	(23)

Income available to common stockholders	$1,891	$489	$1,300	$281

Earnings per common share
Basic	$1.71	$0.48	$1.17	$0.27

Diluted	$1.64	$0.47	$1.12	$0.27

Weighted average number of common shares outstanding
Basic	1,108	1,020	1,110	1,029

Diluted	1,168	1,050	1,173	1,052

Comprehensive income, net of income tax
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	$67	$4	$(10)	$4
Reclassification adjustment for gain included in net income	(12)	—	—	—
Foreign currency translation adjustment	2	(3)	—	(4)
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	3	—	1
Unrealized gain on cash flow hedge	—	11	—	6

Other comprehensive income (loss)	57	15	(10)	7
Net income	1,895	549	1,302	309

Comprehensive income, net of income tax	$1,952	$564	$1,292	$316

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2004
(in millions)
Unaudited

								Accumulated Other
								Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock					Unrealized	Cumulative
					Paid-in	Accumulated	Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Investments	Adjustment	Total

Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,256)	$(16)	$170	$(5)	$5,836
Net income						1,895				1,895
Other comprehensive income								55	2	57
Common stock issued under equity plans	9	—			128					128
Deferred compensation					28		(22)			6
Release of valuation allowance attributable to stock options (note 4)					389					389
Increase on issuance of equity by affiliates, net of deferred income tax					1					1
Accretion on zero coupon mandatorily redeemable preferred stock					(4)					(4)

Balance, June 30, 2004.	1,077	$1	36	$—	$12,484	$(4,361)	$(38)	$225	$(3)	$8,308

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(in millions)
Unaudited

	2004	2003

Cash flows from operating activities
Net income	$1,895	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	11	32
Provision for losses on accounts receivable	68	81
Amortization of deferred gain from sale of towers	(53)	(53)
Depreciation and amortization	896	835
Loss on retirement of debt	51	7
Equity in losses of unconsolidated affiliates, net	2	48
Realized gain on sale of investments	(26)	—
Net tax benefit from the release of the net operating loss valuation allowance	(726)	—
Income tax provision	33	29
Other, net	19	15
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(173)	(140)
Handset and accessory inventory	(246)	24
Prepaid expenses and other assets	(237)	9
Accounts payable, accrued expenses and other	491	80

Net cash provided by operating activities	2,005	1,516

Cash flows from investing activities
Capital expenditures	(1,188)	(727)
Purchases of short-term investments	(1,116)	(1,191)
Proceeds from maturities and sales of short-term investments	1,275	1,057
Payments for purchases of licenses, investments and other, net of cash acquired	(243)	(238)
Proceeds from sale of investments and other	77	—

Net cash used in investing activities	(1,195)	(1,099)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(827)	(707)
Proceeds from issuance of debt securities	494	—
Proceeds from issuance of stock	104	36
Repayments under long-term credit facility	(139)	(99)
Borrowings under long-term credit facility	—	69
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease obligation	(9)	(25)
Mandatorily redeemable preferred stock dividends paid	—	(42)
Other	(1)	(1)

Net cash used in financing activities	(534)	(823)

Net increase (decrease) in cash and cash equivalents	276	(406)
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$1,082	$1,440

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2004.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders — basic	$1,891	$489	$1,300	$281
Interest expense eliminated upon the assumed conversion of:
5.25% convertible senior notes due 2010.	—	—	8	—
6% convertible senior notes due 2011.	16	—	7	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	3	—

Income available to common stockholders — diluted	$1,912	$489	$1,318	$281

Weighted average number of common shares outstanding — basic	1,108	1,020	1,110	1,029
Effect of dilutive securities:
Equity plans	33	22	31	23
5.25% convertible senior notes due 2010.	—	—	8	—
6% convertible senior notes due 2011.	22	—	19	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	5	—
Class A convertible preferred stock	—	8	—	—

Weighted average number of common shares outstanding — diluted	1,168	1,050	1,173	1,052

Earnings per common share
Basic	$1.71	$0.48	$1.17	$0.27

Diluted	$1.64	$0.47	$1.12	$0.27

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      About 8 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2004 due to their antidilutive effects. All shares issuable upon the assumed conversion of our convertible senior notes were included in the calculation of diluted earnings per common share for the three months ended June 30, 2004 due to their dilutive effects. Additionally, about 63 million and 65 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2004 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      About 50 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2003 due to their antidilutive effects. Additionally, about 72 million and 71 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2003 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $5 million and $4 million for the six months ended June 30, 2004 and 2003, and $4 million and $2 million for the three months ended June 30, 2004 and 2003.

      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$1,891	$489	$1,300	$281
Stock-based compensation expense included in reported net income	5	4	4	2
Stock-based compensation expense determined under fair value based method	(118)	(163)	(63)	(81)

Income available to common stockholders, pro forma	$1,778	$330	$1,241	$202

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Earnings per common share
As reported
Basic	$1.71	$0.48	$1.17	$0.27

Diluted	$1.64	$0.47	$1.12	$0.27

Pro forma
Basic	$1.60	$0.32	$1.12	$0.20

Diluted	$1.54	$0.31	$1.07	$0.19

     Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2004	2003

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,188	$727
Changes in capital expenditures accrued, unpaid or financed	(65)	—

	$1,123	$727

Interest costs
Interest expense	$309	$444
Interest capitalized	5	20

	$314	$464

Cash paid for interest, net of amounts capitalized	$310	$368

Cash received for interest	$13	$16

Cash paid for income taxes	$38	$47

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

      We were required to apply the provisions of Interpretation No. 46R in the first quarter 2004. As we did not have any VIEs during the six months ended June 30, 2004, the adoption of this new method of accounting for VIEs did not affect our financial condition or results of operations.

      Reclassifications. We have reclassified some prior period amounts to conform to our current period presentation.

Note 2.     Intangible Assets

		June 30, 2004			December 31, 2003

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$73	$64	$9	$98	$75	$23
Spectrum sharing and noncompete agreements and other	Up to 20 years	80	21	59	82	17	65

		153	85	68	180	92	88

Unamortized intangible assets
FCC licenses	Indefinite	7,124		7,124	6,922		6,922
Goodwill	Indefinite	28		28	28		28

		7,152		7,152	6,950		6,950

Total intangible assets		$7,305	$85	$7,220	$7,130	$92	$7,038

      During the six months ended June 30, 2004, we acquired Federal Communications Commission, or FCC, licenses for an aggregate purchase price of $210 million, including deposits for licenses paid prior to 2004 that were recorded in other assets until we acquired the relevant licenses. These acquisitions consisted primarily of two transactions. In May 2004, we purchased certain multichannel multipoint distribution service, or MMDS, FCC licenses, interests in certain other MMDS FCC licenses and other immaterial network assets of WorldCom, Inc. We paid an aggregate cash purchase price of $144 million, of which $137 million was paid in 2004 and the remainder was paid prior to 2004. Also, in June 2004, we purchased certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks, Inc. We paid an aggregate cash purchase price of $51 million, of which $49 million was paid in 2004 and the remainder was paid prior to 2004. Both of these transactions were accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services. During the six months ended June 30, 2004, we also wrote off $25 million of fully amortized customer lists, which did not have an impact on our results of operations or financial condition.

      For intangible assets with finite lives, we recorded aggregate amortization expense of $22 million and $11 million for the six months and three months ended June 30, 2004. We recorded aggregate amortization expense of $26 million and $13 million for the six months and three months ended June 30, 2003. Based only on the amortized intangible assets existing at June 30, 2004, we estimate amortization expense to be $12 million for the remainder of 2004, $9 million during 2005, $5 million during 2006, $4 million during 2007 and $3 million during 2008. Actual amortization expense to be reported in future periods could differ from

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

      In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we record additional deferred tax liabilities only as such licenses are amortized for tax purposes. We have recorded an incremental non-cash charge of $33 million and $29 million for the six months ended June 30, 2004 and 2003, to the income tax provision related to FCC licenses for which we have a tax basis.

      As discussed in note 8 below, as part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 megahertz, or MHz, band, the FCC has indicated that we will be required to exchange some of our FCC licenses for other FCC licenses. Among the licenses that we would exchange are licenses for spectrum in the 700 MHz band with a book value of $350 million, which currently are not being used in our network.

      After 6:30 p.m. on the evening of August 6, 2004, the date of this report, the FCC released the 256-page Report and Order, which we have not had an opportunity to review to fully understand the implications to us, including any potential impairment of our 700 MHz licenses.

Note 3.	Long-Term Debt, Mandatorily Redeemable Preferred Stock and Capital Lease Obligation

     Long-Term Debt and Mandatorily Redeemable Preferred Stock.

		Retirements
	December 31,	and		Debt-for-Debt	June 30,
	2003	Repayments		Exchange and	2004
	Balance	of Principal		Other	Balance

	(dollars in millions)
9.375% senior serial redeemable notes due 2009	$1,599	$—		$(326)	$1,273
5.25% convertible senior notes due 2010	607	—		—	607
9.5% senior serial redeemable notes due 2011, net of a deferred premium of $36 and $27	895	(171)		(9)	715
6% convertible senior notes due 2011	608	(608)		—	—
6.875% senior serial redeemable notes due 2013, net of an unamortized discount of $0 and $16	500	—		197	697
5.95% senior serial redeemable notes due 2014, net of an unamortized discount of $0 and $6	—	—		494	494
7.375% senior serial redeemable notes due 2015, net of an unamortized premium of $8 and unamortized discount of $3	2,008	—		126	2,134
Bank credit facility	3,804	(139	)(a)	—	3,665
Other	26	(1)		(3)	22

Total long-term debt	10,047	$(919)		$479	9,607

Less current portion	(322)				(385)

	$9,725				$9,222

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; stated at accreted liquidation preference value at 9.25% compounded quarterly	$99	$—		$4	$103

(a)	Represents scheduled principal payments.

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

      2004 Debt Retirements. During the six months ended June 30, 2004, we purchased and retired a total of $779 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $827 million in cash. As part of these transactions, we recognized a $51 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. Additional information regarding our interest rate swaps and the deferred premium can be found in note 6.

      During the three months ended June 30, 2004, we purchased and retired a total of $612 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $636 million in cash. As part of these transactions, we recognized a $34 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps.

      2003 Debt and Preferred Stock Retirements. During the six months ended June 30, 2003, we purchased and retired a total of $534 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $536 million in cash. As part of these transactions, we recognized a $7 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $165 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $171 million in cash. As part of these transactions, we recognized a $7 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.

      During the three months ended June 30, 2003, we purchased and retired a total of $43 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for $45 million in cash. As part of these transactions, we recognized a $2 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $88 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $92 million in cash. As part of these transactions, we recognized a $5 million loss in the accompanying condensed consolidated statements of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.

      2004 Debt-for-Debt Exchanges. During the three months ended June 30, 2004, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $326 million in principal amount of the 9.375% senior notes for a total of $350 million in principal amount of new senior notes. The new senior notes consist of $213 million in principal amount of 6.875% senior notes issued at a $16 million discount to their principal amount, and $137 million in principal amount of 7.375% senior notes issued at an $11 million discount to their principal amount.

      Capital Lease Obligation. In February 2004, we exercised the early buy out option for our remaining capital lease in which we paid $191 million in cash, $156 million of which related to the reduction of the capital lease obligation and recorded the $35 million difference as an adjustment to the book basis of the switch assets that were being leased.

      Bank Credit Facility. In July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. See note 8 for additional information regarding this new facility.

      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

Note 4.     Income Taxes

      Our valuation allowance includes reserves primarily for the tax benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and transactions associated with the tax benefit of stock option deductions. As of March 31, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Prior to June 30, 2004, we recorded in our income statement only a small provision for income taxes as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise realized.

      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $866 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. For the three months ended June 30, 2004, we recorded a $679 million tax benefit that includes the valuation allowance reversal discussed above, net of accrued amounts for current and prior years’ federal and state income taxes.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      The valuation allowance balance as of June 30, 2004 of about $800 million is comprised primarily of the tax impact of capital losses incurred in prior years for which an allowance is still required.

      Our income tax benefit (provision) is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Federal and state current and deferred income tax expense	$(220)	$(49)	$(187)	$(27)
Valuation allowance release	866	—	866	—

Income tax benefit (provision)	$646	$(49)	$679	$(27)

      Beginning in the third quarter 2004, we expect that our income tax provision will be recorded based on an estimated statutory rate of 39%.

Note 5.     Related Party Transactions

      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our operating and other arrangements with Motorola, Inc., Nextel Partners, Inc., and NII Holdings, Inc., all of which are related parties of ours for purposes of financial reporting, are the most significant. Motorola and we have extended through 2004 the terms of our handset and infrastructure supply agreements and are in the process of negotiating a long-term master supply agreement. We paid a total of $1,563 million during the six months ended June 30, 2004 and $1,066 million during the six months ended June 30, 2003 to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, net roaming charges and other costs. We received a total of $33 million during the six months ended June 30, 2004 and $30 million during the six months ended June 30, 2003 from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services, and also in 2003 from the sale of FCC licenses and some network assets. As of June 30, 2004, we had $131 million due from these related parties and $654 million due to these related parties. We also had a $154 million prepayment recorded in prepaid expenses on our condensed consolidated balance sheet related to handset and network infrastructure to be provided by Motorola in the future. As of December 31, 2003, we had $70 million due from these related parties and $284 million due to these related parties.

      As of June 30, 2004, we owned about 18% of the outstanding common stock of NII Holdings, which is accounted for as an available-for-sale cost method investment and recorded on our balance sheet at the current market value of that common stock. In March 2004, NII Holdings completed the redemption of the NII Holdings 13% senior notes that we held, in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations.

      As of June 30, 2004, we owned about 30% of the outstanding common stock of Nextel Partners.

Note 6.     Derivative Instruments and Hedging Activities

      From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

multiplied by a notional principal amount. During the third quarter 2003, we terminated all of our interest rate swap agreements, which are described in further detail below. From that time through June 30, 2004, we have not been a party to any material derivative instruments.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which were attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the six months and three months ended June 30, 2003 relating to the ineffectiveness of these fair value hedges. During the third quarter 2003, we terminated all three swap agreements. As a result of the terminations, we recorded a premium, which we recognize as an adjustment to interest expense over the remaining life of the hedged debt. As described in note 3, a portion of this premium associated with our purchase and retirement of a portion of the hedged debt was written off.

      We have used interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statements of operations in the period of the change. Interest expense includes a gain of $2 million for the six months ended June 30, 2003, representing changes in the fair value of this swap. As of June 30, 2003, we had one cash flow hedge remaining. Since this interest rate swap qualified for cash flow hedge accounting, an unrealized loss of $12 million, representing the effective portion of the change in its fair value as of June 30, 2003, was reported in accumulated other comprehensive loss. The ineffective portion of the change in fair value of this swap was recognized in our statements of operations in the period of the change. Interest expense includes a loss of $8 million and $6 million for the six and three months ended June 30, 2003 relating to the ineffective portion of the change in fair value of this swap.

      Interest expense related to the periodic net cash settlements on all swaps was $9 million and $3 million for the six and three months ended June 30, 2003.

Note 7.     Commitments and Contingencies

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision, and arguments on appeal are scheduled for September 2004.

      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide enhanced 911, or E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement, for which we accrued an expense in 2003, has been approved by the court, but that approval is being appealed by other plaintiffs. If the court’s approval of the settlement is upheld, it would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Note 8.     Subsequent Events

      Spectrum Realignment Plan. As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band discussed in more detail in our 2003 annual report on Form 10-K, on July 8, 2004, the FCC adopted a Report and Order under which modifications would be made to some of our FCC licenses and related rules would be implemented in order to realign spectrum in the 800 MHz band in order to resolve the problem of interference with public safety systems operating in that band. The FCC has indicated in a news release issued on July 8, 2004, that it intends to adopt and implement a band realignment plan similar to the joint proposals submitted by us and the leading public safety associations, including our receipt of a license for 10 MHz of spectrum in the 1.9 gigahertz, or GHz, band.

      The FCC stated in its news release that it has determined the value of the license for the 1.9 GHz spectrum to be $4.8 billion, less the cost of relocating incumbent users and that it would credit to us both the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we will relinquish under the decision and the actual costs we incur to relocate all incumbents in the 800 MHz band, but that we will be required to make an “anti-windfall” payment to the United States Department of the Treasury at the conclusion of the relocation process to the extent that these combined credits total less than the determined value of the license for the 1.9 GHz spectrum. The FCC also stated in its news release that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2.5 billion, for which we currently have sufficient capacity under our amended credit facility discussed below, in order to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum.

      After 6:30 p.m. on the evening of August 6, 2004, the date of this report, the FCC released the 256-page Report and Order, which we have not had an opportunity to review to fully understand the implications to us, including any potential impairment of our 700 MHz licenses.

      Global Positioning System and Enhanced 911 Services. Our suite of advanced wireless services includes a wide array of location-based services, such as fleet and workforce management services, that give our customers the ability to locate handsets in real time using assisted global positioning system, or A-GPS, technology. In addition, as described in more detail in our 2003 annual report on Form 10-K, FCC regulations require that commercial mobile radio service, or CMRS, providers, including us, provide E911 services to their customers in two phases. The Phase I E911 regulations require CMRS providers to transmit the location of the transmitter and receiver site from which the call is being made to the designated public safety answering point, or PSAP, dispatch center. The Phase II E911 regulations require that the CMRS providers transmit more accurate location information to the PSAP and mandate that, by December 31, 2005, 95% of our total

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

subscriber base use handsets that enable us to transmit the more accurate location information. To meet these Phase II requirements, we have deployed technology that enables us to transmit latitude and longitude information from a handset equipped with A-GPS technology to PSAPs that are equipped to receive such information. Although most handsets that we currently offer are equipped with A-GPS technology, a majority of handsets currently in use by our existing subscribers are not A-GPS capable.

      In July 2004, we discovered a latent software design defect that impaired both the A-GPS location service and Phase II E911 capabilities of a number of recently introduced handsets manufactured by Motorola that incorporate the A-GPS technology. Emergency 911 calls from these handsets generally continued to meet the Phase I E911 requirements, and the handsets were and continue to be fully operational with regard to all other services, including cellular phone, Direct Connect® walkie-talkie, and wireless data services.

      In order to restore A-GPS capabilities, it will be necessary to install a handset software upgrade developed by Motorola. Motorola is making necessary handset production modifications and is upgrading the software in our existing handset inventory so that newly delivered handsets will have all A-GPS functionality. Motorola and we are exploring ways in which we can upgrade the software in A-GPS handsets of existing subscribers in a customer-convenient and cost-effective manner in order to restore all A-GPS functionality to those handsets. Motorola, as the manufacturer of the handsets, is taking all appropriate actions in response to this issue. Motorola has indicated in discussions with our senior management that it is responsible for, and will reimburse our costs to remedy, the A-GPS software issue. Consequently, we do not believe that this matter will materially impact our results of operations or financial condition.

      We described the impact of the software design defect in our August 2, 2004 report to the FCC that summarized our progress to date with regard to meeting the Phase I and Phase II E911 requirements. Based on our assessment of the impact of the design defect and our estimates regarding the rate at which our customer base is expected to transition to handsets equipped with A-GPS technology, we notified the FCC in our August 2nd report that we may be unable to satisfy by December 31, 2005 the Phase II requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements, and that the A-GPS software design defect has exacerbated the situation.

      Our ability to meet the Phase II requirements and the costs we may incur in an effort to accelerate our customers’ transition to A-GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.

      Bank Credit Facility. In July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. We immediately drew down $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our existing term loans in the amount of $1,360 million and our outstanding revolving loan in the amount of $116 million. The new revolving credit facility provides a variable interest rate payable quarterly at 1% over LIBOR, matures July 31, 2009 and can be used to secure letters of credit for the full amount available under the facility. An existing $2,189 million term loan that matures December 15, 2010 remains outstanding under the terms of the amended credit agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2004. These interim financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002, and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in 2001). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

McLean, Virginia
August 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

Company Overview.

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six-month periods ended June 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”

      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie services, and wireless data transmission services. As of June 30, 2004, we provided service to about 13.9 million subscribers, not including the 605,000 subscribers who purchase pre-paid services under our Boost MobileTM brand. For the second quarter 2004, we had operating revenues of $3,289 million and income available to common stockholders of $1,300 million. In the second quarter 2004, we recorded a net tax benefit of $726 million resulting from the reversal of a significant portion of the valuation allowance attributable to our net operating loss carryforwards. For the six months ended June 30, 2004, we had operating revenues of $6,392 million and income available to common stockholders of $1,891 million. We ended the second quarter 2004 with about 17,700 employees.

      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 296 of the top 300 U.S. markets where about 252 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 97 of the top 300 metropolitan statistical areas in the United States ranked by population. As of June 30, 2004, we owned about 30% of the outstanding common stock of Nextel Partners. In addition, as of June 30, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets.

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

Management’s Summary.

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Direct Connect® long-range walkie-talkie services that allow communication at the touch of one button, including our Nationwide Direct Connect and International Direct Connect walkie-talkie services;

•	mobile telephone services, including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and date book tools; and

•	data services, including email, mobile messaging services and our Nextel Online® services.

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

      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Past and expected consolidation within the industry has created and will continue to create large, well-capitalized competitors with substantial financial and other resources, increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect walkie-talkie services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service:

•	we extended the reach of Direct Connect service in North America and into selected markets in Latin America in the second quarter 2004;

•	we placed about 800 transmitter and receiver sites in service in the first six months of 2004 to improve both our geographic coverage and to meet the capacity needs of our growing customer base, and plan to place additional sites in service by the end of the year;

•	we have begun to introduce handsets in the third quarter 2004, that, together with software installed on our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use and the network software is activated;

•	we plan to begin the deployment of an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds by the end of the year; and

•	we are continuing the field trial of Nextel Wireless BroadbandSM, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service.

      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. We are the title sponsor of the NASCAR NEXTEL Cup SeriesTM, the premier racing series of the National Association for Stock Car Auto Racing, or NASCAR®, and one of the most popular sports in the United States. Our marketing and advertising initiatives associated with this 10-year sponsorship provide unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States, many of whom fall within our targeted customer groups. We continue to build upon our “Nextel. Done.TM” branding and related advertising initiatives launched in 2003, which focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth. In the second quarter 2004, we began to offer pre-paid services in six new markets under our Boost Mobile brand, which targets the youth and pre-paid calling wireless markets, expanding that service from the southern California and Nevada markets where it was originally offered.

      Our focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. We have expended, and will continue to expend, significant amounts of capital on the development and evaluation of these services and enhancements. In addition, we have acquired, and will continue to acquire, licenses for spectrum that we may use to deploy some of these new services and enhancements. For instance, in the second quarter 2004, we completed the purchase of spectrum licenses from WorldCom, Inc. and Nucentrix Broadband Networks, Inc. that we may use in connection with the deployment of broadband or other wireless services, for a total purchase price of $195 million. If we were to determine that any of these services, enhancements or spectrum licenses will not provide sufficient returns to support continued investment of financial or other resources, we would have to write-off the assets associated with them.

      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2004, we also have continued to expand our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We had nearly 700 Nextel stores as of June 30, 2004.

      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in our 2003 annual report on Form 10-K, we are implementing modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. We have begun to sell certain handset models that operate in both the 6:1 and current 3:1 modes and, in the third quarter 2004, we plan to expand the number of handset models that operate in both modes so that substantially all of the handset models being sold will operate in both modes. We also plan to activate an updated version of the 6:1 voice coder software in our network infrastructure in selected markets during the third quarter 2004 and we expect to activate the network software in substantially all of our other markets by the first quarter 2005. The updated version of the network infrastructure software that we plan to deploy includes modifications that allow handsets to shift between 3:1 and 6:1 modes, which are designed to improve the overall audio experience as compared to the current experience while allowing us to realize significant increases in network capacity. If there are substantial delays in the availability or sale of handsets that are capable of operating in the 6:1 mode or in the deployment or activation of the network software, or if we are unable to deploy the network software due to the performance of the technology or otherwise, the related network capacity benefits would be delayed or reduced, and over time we would be required to invest additional capital in our infrastructure to satisfy our network capacity needs. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the capacity and quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry 7510TM, which is manufactured by Research In Motion.

      We also continue to focus on reducing our financing expenses by taking steps to reduce both the amount of our overall debt and our borrowing costs while extending our debt maturities and maintaining or increasing our overall liquidity. The first quarter 2004 was the first full quarter in which we realized the benefit of our 2003 debt and preferred stock retirement and financing activities, which consisted of retirements of an aggregate of $7,755 million in principal amount of long-term debt and preferred stock and issuances of $4,700 million in lower cost debt. During the six-month period ended June 30, 2004, we retired $171 million in principal amount of our 9.5% senior notes due 2011, redeemed the $608 million in principal amount outstanding of our 6% convertible senior notes due 2011, made $139 million of scheduled payments under our secured credit facility and issued $500 million in principal amount of 5.95% senior notes due 2014. During that same period, we also issued $126 million of our 7.375% senior notes due 2015 and $197 million of our 6.875% senior notes due 2013 in exchange for $326 million in principal amount of our 9.375% senior notes due 2009. In July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. Under this new facility, we have increased our borrowing capacity by $1,440 million and reduced our borrowing costs. An existing $2,189 million term loan that matures December 15, 2010 remains outstanding under the terms of the amended credit agreement. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

      As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 megahertz, or MHz, band discussed in more detail in our 2003 annual report on Form 10-K, on July 8, 2004, the FCC adopted a Report and Order under which modifications would be made to some of our FCC licenses and related rules would be implemented in order to realign spectrum in the 800 MHz band in order to resolve the problem of interference with public safety systems operating in that band. The FCC has indicated in a news release issued on July 8, 2004, that it intends to adopt and implement a band realignment plan similar to the joint proposals submitted by us and the leading public safety associations, including our receipt of a license for 10 MHz of spectrum in the 1.9 gigahertz, or GHz, band.

      The FCC stated in its news release that it has determined the value of the license for the 1.9 GHz spectrum to be $4.8 billion, less the cost of relocating incumbent users and that it would credit to us both the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we will relinquish under the decision and the actual costs we incur to relocate all incumbents in the 800 MHz band, but that we will be required to make an “anti-windfall” payment to the United States Department of the Treasury at the conclusion of the relocation process to the extent that these combined credits total less than the determined value of the license for the 1.9 GHz spectrum. The FCC also stated in its news release that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2.5 billion, for which we currently have sufficient capacity under our amended credit facility discussed above, in order to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum.

      After 6:30 p.m. on the evening of August 6, 2004, the date of this report, the FCC released the 256-page Report and Order, which we have not had an opportunity to review to fully understand the implications to us, including any potential impairment of our 700 MHz licenses.

Global Positioning System and Enhanced 911 Services.

      In July 2004, we discovered a latent software design defect that impaired capabilities related to both assisted global positioning system, or A-GPS, location and certain enhanced 911, or E911, services of a number of recently introduced handsets manufactured by Motorola that incorporate the A-GPS technology. Emergency 911 calls from these handsets generally continued to meet current E911 FCC requirements, and the handsets were and continue to be fully operational with regard to all other services, including cellular phone, Direct Connect walkie-talkie, and wireless data services. Motorola, as the manufacturer of the handsets, is taking all appropriate actions in response to this issue. Motorola has indicated in discussions with our senior management that it is responsible for, and will reimburse our costs to remedy, the A-GPS software issue. Consequently, we do not believe that this matter will materially impact our results of operations or financial condition.

      We described the impact of the software design defect in our August 2, 2004 report to the FCC that summarized our progress to date with regard to meeting the FCC’s E911 requirements. Based on our assessment of the impact of the design defect and our estimates regarding the rate at which our customer base is expected to transition to handsets equipped with A-GPS technology, we notified the FCC in our August 2nd report that we may be unable to satisfy by December 31, 2005 the requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements of the E911 regulations, and that the A-GPS software design defect has exacerbated the situation.

      Our ability to meet the Phase II requirements and the costs we may incur in an effort to accelerate our customers’ transition to A-GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.

      For further discussion, see Part II, Item 5 “Other Information — Global Positioning System and Enhanced 911 Services” of this report.

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

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance as of June 30, 2004. Our estimates have been consistent with our actual results.

      Cost of Handsets. Under our handset supply agreement with Motorola, we receive various discounts based on purchases of specified numbers of handsets and specified expenditures for the purchase of handsets. In addition, we have made purchase advances to Motorola, which are recoverable based on future purchases of handsets. If we do not achieve specified minimum purchases, a portion of the advances may not be recovered. Each month, we estimate future handset purchases and related discounts. To the extent that such estimates change period to period, adjustments would be made to our estimates of discounts earned and could impact our cost of handset revenues. The amount of these discounts recorded as of June 30, 2004 approximated less than 5% of our cost of handset and accessory revenues recorded for that period.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have over four million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $77 million as of June 30, 2004. Since the first quarter 2003, we experienced increased collections, an improvement in our accounts receivable agings, and a reduction in write-offs. As a result, our allowance for doubtful accounts as of June 30, 2004 was lower than it was at June 30, 2003. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict. In addition, it is difficult to predict with certainty the impact that recent events, such as number portability, could have on our account write-offs because we have limited experience with actual results from these events.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant, and equipment represented $9,327 million of our $21,669 million in total assets as of June 30, 2004. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Estimated
Long-Lived Assets	Useful Life

Buildings	31 years
Network equipment and internal-use software	3 to 20 years
Non-network internal-use software, office equipment and other assets	3 to 12 years

      The substantial majority of property, plant, and equipment is comprised of our iDEN network equipment and software. Our iDEN nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility faster than anticipated. We periodically review the estimated useful lives and salvage value of these assets and make adjustments to those estimates after considering historical experience and capacity requirements, consulting with the vendor, and assessing new product and market demands. While the remaining useful lives for iDEN network equipment and software represent our best estimate at this time, we recognize that at some point in the future we may migrate to a next generation technology, which could impact the remaining economic lives of our iDEN network equipment and software.

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented $7,152 million of our $21,669 million in total assets as of June 30, 2004. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. We performed our annual impairment tests of FCC licenses as of October 1, 2003 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 and 900 MHz licenses in our national footprint by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s, that is, our company’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. The residual value approach yielded a value substantially in excess of the recorded balance of our 800 and 900 MHz licenses as of June 30, 2004.

      We have invested about $350 million in 700 MHz licenses that are currently not used in our network. The FCC has stated that, as part of its Report and Order to resolve the problem of interference with public safety systems operating in the 800 MHz band, it will require us to exchange these 700 MHz licenses.

      After 6:30 p.m. on the evening of August 6, 2004, the date of this report, the FCC released the 256-page Report and Order, which we have not had an opportunity to review to fully understand the implications to us, including any potential impairment of our 700 MHz licenses.

      Recoverability of Capitalized Software. As of June 30, 2004, we have about $85 million in net unamortized costs for software that will be sold, leased, or otherwise marketed and/or used in our network. Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.

      Net Operating Loss Valuation Allowance. As of March 31, 2004, we had recorded a full reserve against the tax benefits of our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $866 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. The valuation allowance balance as of June 30, 2004 of about $800 million is comprised primarily of the tax impact of capital losses incurred in prior years for which an allowance is still required.

B. Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used.

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

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize cost of accessory revenues, other than costs related to write-downs of handset and related accessory inventory for shrinkage, when title to the accessory passes to the customer. Consistent with the related handset revenue recognition policy described above, effective July 1, 2003, we began to recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales, when title to the handset passes to the customer, pursuant to EITF Issue No. 00-21. Prior to July 1, 2003, in accordance with SAB No. 101, we recognized cost of handset revenues in amounts equivalent to revenues recognized from handset sales on a straight-line basis over the expected customer relationship period of 3.5 years and handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale.

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

      General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in general and administrative costs are research and development costs associated with our broadband field trial.

Selected Financial and Operating Data.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Handsets in service, end of period (in thousands)(1)	13,902	11,683	13,902	11,683
Net handset additions (in thousands)(1)	1,020	1,071	546	591
Average monthly minutes of use per handset(1)	765	680	780	720
System minutes of use (in billions)(1)	61.5	45.7	31.9	24.5
Net transmitter and receiver sites placed in service	820	270	420	170
Transmitter and receiver sites in service, end of period	18,320	16,570	18,320	16,570
Nextel stores in service, end of period	697	501	697	501

(1)	Excludes amounts attributable to Boost Mobile pre-paid services.

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

      Our average monthly customer churn rate during both the second quarter 2004 and the second quarter 2003 was about 1.6%. We believe that the stability in our churn rate is attributable to our ongoing focus on customer retention efforts through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. Our churn also reflects the strength of our credit policies and procedures and the ongoing optimization of our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.

      If general economic conditions worsen, if our products or services are not well received by prospective or existing customers or if competitive conditions in the wireless telecommunications industry intensify, including, for example, the introduction of competitive services, demand for our products and services may decline, which could adversely affect our ability to attract and retain customers and our results of operations. See “— Forward-Looking Statements.”

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			(dollars in millions)
Six Months Ended
Service revenues	$5,715	89%	$4,595	93%	$1,120	24%
Cost of service (exclusive of depreciation)	895	14%	777	16%	118	15%

Service gross margin	$4,820		$3,818		$1,002	26%

Service gross margin percentage	84%		83%

Three Months Ended
Service revenues	$2,939	89%	$2,385	93%	$554	23%
Cost of service (exclusive of depreciation)	457	14%	408	16%	49	12%

Service gross margin	$2,482		$1,977		$505	26%

Service gross margin percentage	84%		83%

      Service Revenues. Service revenues increased 24% from the six months ended June 30, 2003 compared to the six months ended June 30, 2004 and 23% from the three months ended June 30, 2003 compared to the three months ended June 30, 2004. These increases were primarily attributable to the increase in the number of handsets in service (volume) and, to a lesser extent, the slight increase in the average monthly revenue per handset in service (rate) in 2004.

      From a volume perspective, our service revenues increased principally as a result of a 19% increase in handsets in service from June 30, 2003 to June 30, 2004. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

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

      Cost of Service. Cost of service increased 15% from the six months ended June 30, 2003 compared to the six months ended June 30, 2004 and 12% from the three months ended June 30, 2003 compared to the three months ended June 30, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the six and three months ended June 30, 2003 compared to the six and three months ended June 30, 2004, we experienced:

•	a 17% and 14% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 29% and 26% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 5% and 8% decrease in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased primarily due to:

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in transmitter and receiver and switch related operational costs due to an 11% increase in transmitter and receiver sites placed into service from June 30, 2003 to June 30, 2004;

•	an increase in headcount and related employee costs to support our expanding network and customer base; and

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.

      The increase in costs to operate our handset service and repair program from June 30, 2003 to June 30, 2004 is primarily the result of growth in the subscriber base electing handset insurance and participating in service and repair programs.

      The decrease in variable interconnection fees from the six months ended June 30, 2003 compared to the six months ended June 30, 2004 and from the three months ended June 30, 2003 compared to the three months ended June 30, 2004 was principally due to a lower cost per minute of use, partially offset by an increase in total system minutes of use. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts to move long distance traffic to lower cost carriers. Total system minutes of use increased 35% from the six months ended June 30, 2003 compared to the six months ended June 30, 2004 principally due to a 19% increase in the number of handsets in service as well as a 13% increase in the average monthly billable minutes of use per handset between the periods. Total system minutes of use increased 30% from the three months ended June 30, 2003 compared to the three months ended June 30, 2004 principally due to a 19% increase in the number of handsets in service as well as an 8% increase in the average monthly billable minutes of use per handset between the periods.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites and other equipment to expand the coverage and capacity of our network. However, we expect the cost per minute of network use in 2004 to decline as compared to 2003 due to continued improvements in network operating efficiencies. See “— Forward-Looking Statements.” Additionally, annual rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transactions with SpectraSite Holdings, Inc. Additional information regarding the SpectraSite lease transactions can be found in note 3 to the consolidated financial statements of our 2003 annual report on Form 10-K.

      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 83% for the six months ended June 30, 2003 to 84% for the six months ended June 30, 2004 and from 83% for the three months ended June 30, 2003 to 84% for the three months ended June 30, 2004. Our service gross margin percentage improved primarily due to the combination of increased service revenues from subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the six and three months ended June 30, 2004, we recorded $677 million and $350 million of handset and accessory revenues, an increase of $345 million and $179 million over the six and three months ended June 30, 2003. During the six and three months ended June 30, 2004, we recorded $985 million and $496 million of cost of handset and accessory revenues, an increase of $360 million and $181 million over the six and three months ended June 30, 2003. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Current period handset and accessory sales	$677	11%	$502	10%	$175	35%
SAB No. 101	—	—%	(170)	(3)%	170	100%

Handset and accessory revenues	677	11%	332	7%	345	104%

Current period cost of handset and accessory sales	985	15%	795	16%	190	24%
SAB No. 101	—	—%	(170)	(3)%	170	100%

Cost of handset and accessory revenues	985	15%	625	13%	360	58%

Handset and accessory net subsidy	$(308)		$(293)		$(15)	(5)%

Handset and accessory net subsidy percentage	(45)%		(58)%

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Current period handset and accessory sales	$350	11%	$252	10%	$98	39%
SAB No. 101	—	—%	(81)	(3)%	81	100%

Handset and accessory revenues	350	11%	171	7%	179	105%

Current period cost of handset and accessory sales	496	15%	396	15%	100	25%
SAB No. 101	—	—%	(81)	(3)%	81	100%

Cost of handset and accessory revenues	496	15%	315	12%	181	57%

Handset and accessory net subsidy	$(146)		$(144)		$(2)	(1)%

Handset and accessory net subsidy percentage	(42)%		(57)%

      Handset and Accessory Revenues. The number of handsets sold and the sales prices of the handsets sold influence handset and accessory revenues. Current period handset and accessory sales increased $175 million or 35%, excluding the impact of SAB No. 101, for the six months ended June 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 44% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 7% decrease in the average sales price of the handsets.

      Current period handset and accessory sales increased $98 million or 39%, excluding the impact of SAB No. 101, for the three months ended June 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 44% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 3% decrease in the average sales price of the handsets. Additional information regarding SAB No. 101 and our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements of our 2003 annual report on Form 10-K.

      Cost of Handset and Accessory Revenues. The number of handsets sold and the cost of the handsets sold influence cost of handset and accessory revenues. Current period cost of handset and accessory sales increased $190 million or 24%, excluding the impact of SAB No. 101, for the six months ended June 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 44% in the number of handsets sold, partially offset by about a 14% decrease in the average cost we paid for handsets.

      Current period cost of handset and accessory sales increased $100 million or 25%, excluding the impact of SAB No. 101, for the three months ended June 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 44% in the number of handsets sold, partially offset by about a 13% decrease in the average cost we paid for handsets.

      Handset and Accessory Net Subsidy. The handset and accessory net subsidy consists of handset subsidy, as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers; and gross margin on accessory sales, which are generally higher margin products.

      Handset and accessory net subsidy as a percentage of handset and accessory revenues improved from 58% for the six months ended June 30, 2003 to 45% for the six months ended June 30, 2004 and from 57% for the three months ended June 30, 2003 to 42% for the three months ended June 30, 2004 even as the number of handsets sold increased about 44% in both periods. This improvement for the six and three months ended

June 30, 2004 compared to the same periods in 2003 was due to a decrease in the average subsidy per handset of about 23% and 26% and an increase in the gross margin from accessory sales.

      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Selling and marketing	$1,029	16%	$855	17%	$174	20%
General and administrative	1,020	16%	760	15%	260	34%

Selling, general and administrative	$2,049	32%	$1,615	32%	$434	27%

Three Months Ended
Selling and marketing	$534	16%	$444	17%	$90	20%
General and administrative	544	17%	385	15%	159	41%

Selling, general and administrative	$1,078	33%	$829	32%	$249	30%

      Selling and Marketing. Selling and marketing costs primarily consist of customer acquisition costs, including residual payments to our indirect dealers, commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, payroll and facilities costs associated with our direct sales force, Nextel stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding. The increase in selling and marketing expenses from the six and three months ended June 30, 2003 compared to the six and three months ended June 30, 2004 reflects:

•	an $82 million and $46 million increase in advertising expenses as a result of general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, such as our new branding campaign launched in the third quarter 2003, our affiliation with NASCAR beginning in the first quarter 2004, the promotion of Nationwide Direct Connect services and advertising and promotional costs related to our expansion of the areas in which we offer Boost Mobile pre-paid services that began in the first quarter 2004;

•	a $64 million and $29 million increase in marketing payroll and related expenses primarily associated with our opening an additional 196 Nextel stores between June 30, 2003 and June 30, 2004 and increased employee commissions; and

•	a $28 million and $15 million increase primarily reflecting an increase in the rate of commissions and residuals earned by indirect dealers and distributors in the first half of 2004 compared to the same period in 2003, partially offset by the decrease in volume of indirect sales and the decrease in commissions paid with respect to handset sales as more handsets were delivered through our direct handset fulfillment system in 2004.

      General and Administrative. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in general and administrative costs are research and development costs associated with our broadband field trial. The increase in general and administrative expenses from the six and three months ended June 30, 2003 compared to the six and three months ended June 30, 2004 reflects:

•	a $165 million and $92 million increase in personnel, facilities and general corporate expenses due to increases in headcount and related facility costs, information technology initiatives, legal and professional fees and settlement costs, research and development costs related to the field trial of Nextel Wireless Broadband and our enterprise resource planning, or ERP, system implementation;

•	a $108 million and $58 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base, including Boost, and the focus on our customer Touch Point strategy in addition to increased costs associated with the implementation of wireless number portability in the fourth quarter 2003; and

•	a $13 million decrease and $9 million increase in bad debt expense. Bad debt expense decreased from $81 million, or 1.6% of operating revenues, for the six months ended June 30, 2003 to $68 million, or 1.1% of operating revenues, for the six months ended June 30, 2004. The decrease in both the aggregate amount of the bad debt expense and bad debt expense as a percentage of operating revenues reflects actions taken over the past two years that were focused on strengthening our credit and collection policies and procedures, limiting the account sizes for high-risk accounts and strengthening identity verification processes at the point of credit applications. Our allowance for doubtful accounts as a percentage of accounts receivable has also improved from June 30, 2003 to June 30, 2004. Bad debt expense in the future could be adversely affected by general economic conditions and competitive conditions within the wireless industry, including those related to wireless number portability or to the extent we adjust our credit standards to be more competitive. See “— Forward-Looking Statements.”

      Our general and administrative expenses as a percentage of operating revenues increased from the three months ended June 30, 2003 to the three months ended June 30, 2004 primarily as a result of the increases in employee and related facility costs, legal and professional fees and settlement costs, and research and development activities related to the field trial of Nextel Wireless Broadband.

      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to acquire new customers and to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to the expansion of our Boost Mobile service into new markets;

•	increased costs associated with opening additional Nextel stores; and

•	increased costs related to the field trial of Nextel Wireless Broadband, which we account for as research and development expense; partially offset by

•	additional savings expected from obtaining an increasing percentage of sales from our lower-cost customer convenient channels, such as web sales, telesales and Nextel stores.

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Depreciation	$874	13%	$807	16%	$67	8%
Amortization	22	1%	28	1%	(6)	(21)%

Depreciation and amortization	$896	14%	$835	17%	$61	7%

Three Months Ended
Depreciation	$442	13%	$408	16%	$34	8%
Amortization	11	1%	14	1%	(3)	(21)%

Depreciation and amortization	$453	14%	$422	17%	$31	7%

      Depreciation expense increased $67 million and $34 million from the six and three months ended June 30, 2003 when compared to the six and three months ended June 30, 2004. Depreciation increased as a result of an 11% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets, which generally have much shorter depreciable lives as compared to network assets.

Interest and Other.

			Change from
	June 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Six Months Ended
Interest expense	$(309)	$(444)	$135	30%
Interest income	15	22	(7)	(32)%
Loss on retirement of debt	(51)	(7)	(44)	NM
Equity in losses of unconsolidated affiliates, net	(2)	(48)	46	96%
Realized gain on sale of investments	26	—	26	100%
Other, net	3	—	3	100%
Income tax benefit (provision)	646	(49)	695	NM
Income available to common stockholders	1,891	489	1,402	NM

			Change from
	June 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Three Months Ended
Interest expense	$(155)	$(219)	$64	29%
Interest income	7	10	(3)	(30)%
Loss on retirement of debt	(34)	(2)	(32)	NM
Equity in losses of unconsolidated affiliates, net	(2)	(35)	33	94%
Other, net	2	—	2	100%
Income tax benefit (provision)	679	(27)	706	NM
Income available to common stockholders	1,300	281	1,019	NM

NM — Not Meaningful

      Interest Expense. The $135 million and $64 million decrease in interest expense for the six and three months ended June 30, 2004 compared to the same period in 2003 primarily relates to:

•	a $189 million and $94 million decrease in interest expense attributable to the reductions in the aggregate outstanding principal amount of our senior notes, as discussed below;

•	a $32 million and $15 million decrease in interest expense resulting from the combined effect of the reduction in the weighted average interest rates related to our bank credit facility from 4.1% during the six months ended June 30, 2003 to 3.0% during the six months ended June 30, 2004 and the lower average principal amount of the bank credit facility outstanding in 2004; and

•	a $21 million and $12 million decrease resulting from interest expense recorded in prior years related to the derivatives that were settled in the third quarter 2003; partially offset by

•	a $101 million and $54 million increase in interest expense attributable to our new senior notes issued since the third quarter 2003.

      We reduced the aggregate outstanding principal amount of our senior notes through the purchase and retirement or redemption of $5,154 million in aggregate principal amount at maturity of our senior notes and convertible senior notes from the beginning of 2003 through June 30, 2004. During that period, we issued an additional $3,350 million in aggregate principal amount of new senior notes with lower interest rates and longer maturity periods than the retired senior notes. In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by repaying $2,774 million of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2,200 million term loan under that facility that matures in December 2010. We expect our interest expense to continue to decrease in the second half of 2004 as we realize the benefit of the debt retirements and exchanges consummated during 2003 and 2004, as well as the debt retirements and reduced borrowing costs associated with the July 2004 amended credit facility. See “— Forward-Looking Statements.”

      Interest Income. The $7 million and $3 million decrease in interest income for the six and three months ended June 30, 2004 compared to the six and three months ended June 30, 2003 is due to the redemption of our Nextel Partners’ preferred stock during the fourth quarter 2003, the redemption of our NII Holdings’ senior notes in the first quarter 2004, and to a lesser extent, a decrease in the average interest rates in the first half of 2004 as compared to the same period in 2003.

      Loss on Retirement of Debt. For the six months and three months ended June 30, 2004, we recognized a loss of $51 million and $34 million on the retirement of some of our senior notes and convertible senior notes, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of the related unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. For the six months and three months ended June 30, 2003, we recognized a loss of $7 million and $2 million on the retirement of some of our senior notes and convertible senior notes, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs.

      Equity in Losses of Unconsolidated Affiliates. The $2 million in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2004 was primarily due to losses attributable to our equity method investment in Nextel Partners. The $48 million and $35 million in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2003 was due to losses attributable to our equity method investment in Nextel Partners of $64 million and $48 million partially offset by our equity in earnings of NII Holdings of $16 million and $13 million. In 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting; however, as Nextel Partners issues additional equity, we may adjust our investment balance accordingly and record additional equity in losses. During the fourth quarter 2003, we sold shares of NII Holdings common stock, thereby decreasing our ownership percentage, and now account for our interest in NII Holdings as an available-for-sale cost method investment.

      Realized Gain on Investments. In the first quarter 2004, we tendered our NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.

      Income Tax Benefit (Provision). Income tax benefit for the six and three months ended June 30, 2004 was $646 million and $679 million. Income tax provision for the six and three months ended June 30, 2003 was $49 million and $27 million. During the second quarter 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $866 million as a credit to tax expenses.

      Beginning in the third quarter 2004, we expect that our income tax provision will be recorded based on an estimated statutory tax rate of 39%. See “— Forward-Looking Statements.” Additional information regarding when we expect to become a full cash taxpayer can be found under “— D. Future Capital Needs and Resources — Capital Needs.”

C. Liquidity and Capital Resources

      As of June 30, 2004, we had total liquidity of $3,154 million available to fund our operations including $2,094 million of cash, cash equivalents and short-term investments and $1,060 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility. In July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. We immediately drew down $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our existing terms loans in the amount of $1,360 million and our outstanding revolving loan in the amount of $116 million. As of June 30, 2004, on a pro forma basis taking into account the amendment to our credit facility, we had total liquidity of $4,594 million, consisting of $1,618 million of cash, cash equivalents, and short-term investments and $2,976 million available under the amended credit facility, subject to the terms and conditions of that facility.

      During the six months ended June 30, 2004, we raised $494 million from the issuance of our 5.95% senior notes due 2014. We used $1,131 million of cash to reduce our long-term debt and capital and finance obligations by a total of $1,083 million, retiring $779 million of our senior notes, exercising the early buyout option on a $165 million capital lease obligation and paying $139 million of scheduled maturities on our bank credit facility. For the six months ended June 30, 2004, total cash provided by operating activities exceeded cash flows used in investing activities by $810 million compared to $417 million for the same period in 2003. Prior to 2003, we had used external sources of funds, primarily from issuances of debt and equity securities, to fund capital expenditures, acquisitions and other non-operating needs.

      As of June 30, 2004, we had working capital of $1,225 million compared to $871 million as of December 31, 2003. In addition to cash, cash equivalents and short-term investments, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses, accounts payable and accrued expenses. The increase in working capital is primarily due to increases in accounts receivable, inventory and prepaid expenses, partially offset by increases in accounts payable and accrued expenses. Accounts receivable increased $93 million or 7% primarily due to the increase in trade receivables resulting from the 8% increase in the subscriber base since December 31, 2003. Inventory increased $238 million due to greater handset purchases as we prepared for the launch of a number of new handset models. The $183 million increase in prepaid expenses is primarily the result of prepayments made to Motorola for future handset and network infrastructure purchases. Accounts payable and accrued expenses, including amounts due to related parties, increased $446 million due to the timing of payments and increased levels of handset purchases as described above.

Cash Flows.

	Six Months Ended		Change from
	June 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$2,005	$1,516	$489	32%
Cash used in investing activities	(1,195)	(1,099)	(96)	(9)%
Cash used in financing activities	(534)	(823)	289	35%

      Net cash provided by operating activities for the six months ended June 30, 2004 improved by $489 million over the same period in 2003 primarily due to a $1,432 million increase in cash received from our customers as a result of growth in our customer base, partially offset by a $973 million increase in cash paid to our suppliers and employees in order to support the larger customer base.

      Net cash used in investing activities for the six months ended June 30, 2004 increased by $96 million over the same period in 2003 primarily due to:

•	a $461 million increase in cash paid for capital expenditures; partially offset by

•	a $293 million increase in net proceeds from short term investments, and

•	a $77 million increase in proceeds from the sale of investments and other.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $1,188 million for the six months ended June 30, 2004 and $727 million for the six months ended June 30, 2003. Capital expenditures increased for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to:

•	an increase in amounts expended to construct new cell sites and network improvements in 2004 compared to 2003 reflecting our 2004 plans to improve the coverage and capacity of our network;

•	the outsourcing of our site development work and the resulting delay in our construction activities during the first half of 2003; and

•	costs incurred in connection with WiDEN.

      We expect that our capital expenditures for the second half of 2004 will be comparable to the first half of 2004, excluding any capital expenditures in connection with the FCC’s recently announced decision relating to the realignment of spectrum, as we continue to expand the geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features and the development of dispatch technologies and services. See “D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”

      We made cash payments during the six months ended June 30, 2004 totaling $243 million for licenses, investments and other, including $210 million, primarily related to the acquisition of multichannel multipoint distribution service, or MMDS, FCC licenses from WorldCom and Nucentrix. We made cash payments during the six months ended June 30, 2003 totaling $238 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses of NeoWorld Communications, Inc.

      Net cash used for financing activities of $534 million during the six months ended June 30, 2004 consisted primarily of:

•	$827 million paid for the purchase and retirement of our senior notes and convertible senior notes;

•	$165 million in repayments related to our remaining capital lease obligation, including a payment of $156 million associated with the early buy-out option of this capital lease agreement and;

•	$139 million in repayments under our bank credit facility; partially offset by

•	$494 million of net proceeds from the sale of our 5.95% senior notes; and

•	$104 million of net proceeds from the issuance of shares of our class A common stock primarily under our incentive equity plan.

      During the six months ended June 30, 2003, we used cash of $823 million for financing activities, primarily due to $707 million paid for the purchase and retirement of some of our senior notes, convertible senior notes and preferred stock and $79 million for net repayments under our capital lease and finance obligations, $42 million for preferred stock dividends and $30 million for net payments under our long-term credit facility, partially offset by $36 million of proceeds received in connection with the exercise of stock options granted under our incentive equity plan.

      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt securities and preferred stock that in the aggregate may be material.

D. Future Capital Needs and Resources

Capital Resources.

      As of June 30, 2004, our capital resources included $2,094 million of cash, cash equivalents and short-term investments and $1,060 million of the revolving loan commitment under our credit facility, as discussed below, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $3,154 million as of June 30, 2004. In July 2004, we entered into a new $4,000 million revolving credit facility. As discussed further below, we immediately drew down $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our existing term loans and our outstanding revolving loan. As of June 30, 2004, on a pro forma basis taking into account the amendment to our credit facility, we had total liquidity of $4,594 million, consisting of $1,618 million of cash, cash equivalents, and short-term investments and $2,976 million available under the amended credit facility, subject to the terms and conditions of that facility.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Prior to 2003, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we continue to generate sufficient cash flow from our operating activities to fund these investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines or if significant additional funding is required for our investing activities, including for example, funding in connection with the FCC’s recently announced decision relating to the realignment of spectrum in the 800 MHz band or for deployment of next generation technologies, we may be required to fund our investing activities by using our existing liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. If we become unable to generate cash flow from our operating activities, our available liquidity would be sufficient to fund investing activities for only a limited period of time. Our ability to generate cash flow from operating activities is dependent upon, among other things:

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

      As of June 30, 2004, our bank credit facility provided for total secured financing capacity of up to $4,749 million, subject to the satisfaction or waiver of applicable borrowing conditions, which consisted of a $1,200 million revolving loan commitment, of which $116 million had been borrowed and $24 million had been committed under letters of credit, and $3,549 million in two classes of term loans, all of which had been borrowed.

      In July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. We immediately drew down $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our existing term loans in the amount of $1,360 million and our outstanding revolving loan in the amount of $116 million. Under this new facility, we have increased our borrowing capacity by $1,440 million, reduced our borrowing costs on both the drawn and undrawn portions, and provided for further reductions in borrowing costs to the extent that our debt ratings improve. The amended facility provides for total secured financing capacity of up to $6,189 million, consisting of the new $4,000 million revolving credit facility, which matures July 31, 2009, and the existing $2,189 million term loan, which matures December 15, 2010.

      The new revolving credit facility can be used to secure letters of credit for the full amount available under the facility. The FCC stated in its news release regarding its Report and Order related to the proceeding to eliminate interference with public safety operators in the 800 MHz band that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2,500 million in order to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum.

      The amended credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined under the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. As of June 30, 2004, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. The amended credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in debt ratings and the repayment of our remaining outstanding term loan. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. The applicable provisions of our senior notes and mandatorily redeemable preferred stock currently do not restrict our ability, and we have satisfied the conditions under this facility, to borrow the remaining $3,000 million revolving credit commitment that is currently available.

      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Although these covenants are similar to those contained in our previous credit facility, they have been revised under the amended credit facility to provide us with greater operating flexibility.

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital Expenditures;”

•	future investments, potential spectrum purchases and investments in new business opportunities;

•	potential payments to the FCC and other third parties and potential costs to reconfigure our spectrum in connection with the FCC’s recently announced decision relating to the realignment of spectrum in the 800 MHz band;

•	potential material increases in the cost of compliance with regulatory mandates, particularly the requirement to deploy location-based Phase II E911 capabilities;

•	scheduled principal and interest payments related to our long-term debt and any additional amounts that we choose to redeem; and

•	other general corporate expenditures including the anticipated impact of becoming a full cash taxpayer sometime during 2006.

      Capital Expenditures. Our capital expenditures during the six months ended June 30, 2004 totaled $1,188 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter and receiver sites and related equipment to enhance our network’s geographic coverage and to maintain our network quality;

•	the enhancements to our existing iDEN technology to increase data speed and voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.

      Our future capital expenditures are affected by future technology improvements and technology choices. As described in more detail above and in our 2003 annual report on Form 10-K, we are implementing modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. We have begun to sell certain handset models that operate in both the 6:1 and current 3:1 modes and, in the third quarter 2004, we plan to expand the number of handset models that operate in both modes so that substantially all of the handset models being sold will operate in both modes. We also plan to activate an updated version of the 6:1 voice coder software in our network infrastructure in selected markets during the third quarter 2004 and we expect to activate the network software in substantially all of our other markets by the first quarter 2005. The updated version of the network infrastructure software that we plan to deploy includes modifications that allow handsets to shift between 3:1 and 6:1 modes, which are designed to improve the overall audio experience as compared with the current experience while allowing us to realize significant increases in network capacity. If there are substantial delays in the availability or sale of handsets that are capable of operating in the 6:1 mode or in the deployment or activation of the network software, or if we are unable to deploy the network software due to the performance of the technology or otherwise, the related network capacity benefits would be delayed or reduced, and over time we would be required to invest additional capital in our infrastructure to satisfy our network capacity needs. Development of technology enhancements like the 6:1 voice coder would allow us to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. However, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services. See “— Forward-Looking Statements.”

      Future Contractual Obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of June 30, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

		Remainder					2009 and
Future Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes	$9,798	$226	$453	$453	$453	$453	$7,760
Bank credit facility(1)(2)	4,758	255	602	627	667	183	2,424
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	1,620	216	443	330	249	168	214
Purchase obligations and other(3)	2,553	326	516	452	283	241	735

Total	$18,974	$1,023	$2,014	$1,862	$1,652	$1,045	$11,378

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	These amounts do not include the effect of the July 2004 amendment to our bank credit facility as discussed above.

(3)	These amounts do not take into account any potential payments to the FCC or other third parties in connection with the Report and Order adopted by the FCC to resolve the problem of interference with public safety systems operating in the 800 MHz band.

      In addition, we have about $2 billion of open purchase orders for goods or services as of June 30, 2004 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of June 30, 2004. We expect these commitments to become due in 2004. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $135 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments. The minimum contractual amounts under our agreements with Motorola have been included in the table above. Motorola and we have extended through 2004 the terms of our handset and infrastructure supply agreements and are in the process of negotiating a long-term master supply agreement.

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

      Future Outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing and scheduled debt repayment obligations. We expect to meet our funding needs for at least the next twelve months by using our cash balances on hand, funds available under our credit facility and anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures;

•	our scheduled debt service requirements;

•	our current expectations regarding the anticipated timing and amount of our funding obligations, and the related requirement that we deliver letters of credit in the amount of $2,500 million securing those obligations, pursuant to the FCC’s recently announced decision relating to the realignment of spectrum in the 800 MHz band as described in the FCC’s news release; and

•	other future contractual obligations.

      We have existing cash, cash equivalents and short-term investments on hand and available of $2,094 million as of June 30, 2004. As discussed above, in July 2004, we amended our bank credit facility to provide for a new $4,000 million revolving credit facility. As a result of this transaction and the related repayment of our existing term loan and outstanding revolving loan, as of June 30, 2004, on a pro forma basis taking into account the amendment to our credit facility, we have increased our total liquidity to $4,594 million consisting of $1,618 million of cash, cash equivalents and short-term investments and $2,976 million available under the amended credit facility, subject to the terms and conditions of that facility. Pursuant to the FCC’s recently announced decision relating to the spectrum realignment, $2,500 million of the availability under our amended credit facility would be used to obtain a letter of credit to secure certain of our obligations relating to that decision.

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

      That conclusion also does not take into account:

•	the impact of our participation in any future auctions for the purchase of licenses for significant amounts of spectrum;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	the funding required in connection with a deployment of next generation technologies;

•	potential material additional purchases or redemptions of our outstanding debt securities and preferred stock for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to Phase II E911 service.

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

      We have had in the past, and may in the future have, discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated funding needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The entirety of the above discussion also is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements.”

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report, or that are made in other reports that are referred to in this quarterly report, are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance;

•	the timely development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder;

•	the timely development and deployment of higher speed data infrastructure and software designed to significantly increase the data speeds of our network;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, to develop new technologies or features for us, or to reimburse us for our costs related to the A-GPS software design defect, or in our relationship with it, as a result of the spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•	the ability to achieve and maintain market penetration and subscriber revenue levels sufficient to provide financial viability to our network business;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by our customers;

•	access to sufficient debt or equity capital to meet any operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie services first introduced by several of our competitors in 2003;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s recently announced decision relating to the realignment of spectrum in the 800 MHz band as described in the FCC’s news release and the requirement to deploy Phase II location-based E911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003 and our subsequent quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of June 30, 2004, we were not a party to any material derivative instruments.

      As of June 30, 2004, we held $1,012 million of short-term investments and $1,082 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.

      The table below summarizes our remaining interest rate risks as of June 30, 2004 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, finance obligations and mandatorily redeemable preferred stock in effect at June 30, 2004. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligation
Fixed rate	$—	$1	$1	$5	$—	$6,163	$6,170	$6,200
Average interest rate	8%	8%	8%	8%	—	8%	8%
Variable rate	$182	$427	$460	$499	$22	$2,090	$3,680	$3,694
Average interest rate	2%	2%	2%	2%	4%	4%	3%

Item 4.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

      We completed the implementation of an ERP system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have been no other changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We are involved in certain legal proceedings that are described in our annual report on Form 10-K for the year ended December 31, 2003, and our subsequent quarterly report on Form 10-Q for the quarterly period ended March 31, 2004. During the three months ended June 30, 2004, there were no material developments in the status of those legal proceedings that have not been previously disclosed in those reports, except as set forth below.

      Although the court has approved our previously-reported settlement with plaintiffs who purport to represent a nationwide class of affected customers in a lawsuit that has been filed against us challenging the manner by which we recover the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide location-based E911 capabilities, telephone number pooling and telephone number portability, the court’s approval is being appealed by certain of the plaintiffs in the proceedings. In general, the claims that are the subject of the settlement allege that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. If the court’s approved settlement, for which we accrued an expense in 2003, is upheld, it would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 4.     Submission of Matters to a Vote of Security Holders.

      On May 27, 2004, we held our 2004 annual meeting of stockholders in Reston, Virginia. Only holders of record of our class A common stock on the record date of April 2, 2004 were entitled to vote at the annual meeting. As of the record date, there were 1,073,169,015 shares of class A common stock outstanding.

      The following matters were submitted for a vote at our annual meeting:

Proposal 1 To elect directors to hold office for a three-year term ending on the date of our annual meeting of stockholders in 2007.

      Set forth below is information regarding the 946,976,559 shares of class A common stock voted in the election of the following two directors.

Name	For	Withheld

Keith J. Bane	923,332,295	23,644,264
V. Janet Hill	883,589,796	63,386,763

      The following are the names of each of our other directors whose term of office continued after the annual meeting:

      Directors Holding Office Until 2005: Timothy M. Donahue, Frank M. Drendel and William E. Kennard.

      Directors Holding Office Until 2006: William E. Conway, Jr., Morgan E. O’Brien, Stephanie M. Shern.

Proposal 2 To ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2004.

      Set forth below is information regarding the 946,976,559 shares of class A common stock voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	851,702,025	88,622,390	0	6,652,144

Proposal 3 To approve the Nextel Communications, Inc. Amended and Restated Associate Stock Purchase Plan.

      Set forth below is information regarding the 946,976,559 shares of class A common stock voted on this matter.

	For	Against	Broker Nonvote	Abstention

Total	772,357,407	19,837,027	148,831,689	5,950,436

Item 5.     Other Information.

      Proposed Public Safety Spectrum Realignment. As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band discussed in more detail in our 2003 annual report on Form 10-K, on July 8, 2004, the FCC adopted a Report and Order under which modifications would be made to some of our FCC licenses and related rules would be implemented in order to realign spectrum in the 800 MHz band in order to resolve the problem of interference with public safety systems operating in that band. The FCC has indicated in a news release issued July 8, 2004, that it intends to adopt and implement a band realignment plan similar to the joint proposals submitted by us and the leading public safety associations, including our receipt of a license for 10 MHz of spectrum in the 1.9 GHz band.

      The FCC stated in its news release that it has determined the value of the license for the 1.9 GHz spectrum to be $4.8 billion, less the cost of relocating incumbent users and that it would credit to us both the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we relinquish under the decision and the actual costs we incur to relocate all incumbents in the 800 MHz band, but that we will be required to make an “anti-windfall” payment to the United States Department of the Treasury at the conclusion of the relocation process to the extent that these combined credits total less than the determined value of the license for the 1.9 GHz spectrum. The FCC also stated in its news release that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2.5 billion in order to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum.

      After 6:30 p.m. on the evening of August 6, 2004, the date of this report, the FCC released the 256-page Report and Order, which we have not had an opportunity to review to fully understand the implications to us, including any potential impairment of our 700 MHz licenses.

      Global Positioning System and Enhanced 911 Services. Our suite of advanced wireless services includes a wide array of location-based services, such as fleet and workforce management services, that give our customers the ability to locate handsets in real time using A-GPS technology. In addition, as described in more detail in our 2003 annual report on Form 10-K, FCC regulations require that commercial mobile radio service, or CMRS, providers, including us, provide E911 services to their customers in two phases. The Phase I E911 regulations require CMRS providers to transmit the location of the transmitter and receiver site from which the call is being made to the designated public safety answering point, or PSAP, dispatch center. The Phase II E911 regulations require that the CMRS providers transmit more accurate location information to the PSAP and mandate that, by December 31, 2005, 95% of our total subscriber base use handsets that enable us to transmit the more accurate location information. To meet these Phase II requirements, we have deployed technology that enables us to transmit latitude and longitude information from a handset equipped with A-GPS technology to PSAPs that are equipped to receive such information. Although most handsets that we currently offer are equipped with A-GPS technology, a majority of handsets currently in use by our existing subscribers are not A-GPS capable.

      In July 2004, we discovered a latent software design defect that impaired both the A-GPS location service and Phase II E911 capabilities of a number of recently introduced handsets manufactured by Motorola that incorporate the A-GPS technology. Emergency 911 calls from these handsets generally continued to meet the Phase I E911 requirements, and the handsets were and continue to be fully operational with regard to all other services, including cellular phone, Direct Connect walkie-talkie, and wireless data services.

      In order to restore A-GPS capabilities, it will be necessary to install a handset software upgrade developed by Motorola. Motorola is making necessary handset production modifications and is upgrading the software in our existing handset inventory so that newly delivered handsets will have all A-GPS functionality. Motorola and we are exploring ways in which we can upgrade the software in A-GPS handsets of existing subscribers in a customer-convenient and cost-effective manner in order to restore all A-GPS functionality to those handsets. Motorola, as the manufacturer of the handsets, is taking all appropriate actions in response to this issue. Motorola has indicated in discussions with our senior management that it is responsible for, and will reimburse our costs to remedy, the A-GPS software issue. Consequently, we do not believe that this matter will materially impact our results of operations or financial condition.

      We described the impact of the software design defect in our August 2, 2004 report to the FCC that summarized our progress to date with regard to meeting the Phase I and Phase II E911 requirements. Based on our assessment of the impact of the design defect and our estimates regarding the rate at which our customer base is expected to transition to handsets equipped with A-GPS technology, we notified the FCC in our August 2nd report that we may be unable to satisfy by December 31, 2005 the Phase II requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements, and that the A-GPS software design defect has exacerbated the situation.

      Our ability to meet the Phase II requirements and the costs we may incur in an effort to accelerate our customers’ transition to A-GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.

      Local Number Portability. In November 2003, wireless providers launched telephone number portability in the nation’s top 100 markets. Portability enables customers to keep their telephone numbers when they change carriers within established geographic markets. On May 24, 2004, number portability became effective in all remaining markets among all carriers. A petition for reconsideration remains pending, and a grant of the petition would inhibit the nationwide roll-out of local number portability and the ability of consumers in the relevant service areas to port their telephone numbers, including potentially to wireless carriers, like us.

      Consumer Protection Rules. On May 27, 2004, the California Public Utilities Commission adopted consumer protection rules that govern virtually every aspect of the relationship between telecommunications carriers, including us, and their customers, relating to, among other things, advertising and marketing of carrier services, the initiation and provisioning of services, including a mandatory 30-day return policy, billing and collection for services and customer care. With a few exceptions, carriers must comply with the new rules by December 6, 2004. In July 2004, we filed an application for rehearing and a motion to stay the rules until there has been a ruling on the application for rehearing, which remains pending.

      MMDS Rebanding. On July 29, 2004, the FCC released a Report and Order and Further Notice of Proposed Rulemaking to transform the rules and policies governing the licensing of the instructional television fixed service, or ITFS, and the MMDS in the 2500-2690 MHz band. The order restructures the band to provide both existing ITFS and MMDS licensees and potential new entrants with greater flexibility to utilize the spectrum. The order eliminates the use of interleaved channels by licensees and creates distinct band segments for high power operations and low power operations. The order also implements geographic area licensing for all licensees in the band and allows licensees to employ the technology of their choice.

      Outage Reporting. On August 4, 2004 the FCC adopted new regulations that will require all telecommunications carriers, including us, to report network outages to the FCC. This requirement may impact the manner in which we track and gather data regarding system outages and repair outages.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

4.1	Second Amended and Restated Credit Agreement, dated July 15, 2004, among Nextel Communications, Inc., Nextel Finance Company and the other Restricted Companies party thereto, the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent.
10.1	Nextel Communications, Inc. Amended and Restated Associate Stock Purchase Plan (filed on April 6, 2004 as Annex A to the proxy statement in connection with the 2004 annual meeting of stockholders of Nextel Communications, Inc. and incorporated herein by reference).
10.2	Amendment No. 9 to Amended and Restated Shareholders’ Agreement by and among Nextel Partners, Inc. and the stockholders named therein. (filed by Nextel Partners on May 10, 2004 as Exhibit 10.2(i) to Nextel Partners quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference).
10.3	Form of Indemnification Agreement between Nextel Communications, Inc. and each of its directors and officers.
15	Letter in Lieu of Consent for Review Report.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed April 22, 2004, reporting certain financial and operating results under Item 5 and furnishing a press release announcing certain financial and operating results for the first quarter of 2004 under Item 12.

2.	Current report on Form 8-K dated and filed May 24, 2004, furnishing a press release announcing that financial guidance would be reaffirmed at a conference under Item 9.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 6, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Second Amended and Restated Credit Agreement, dated July 15, 2004, among Nextel Communications, Inc., Nextel Finance Company and the other Restricted Companies party thereto, the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent.
10.3	Form of Indemnification Agreement between Nextel Communications, Inc. and each of its directors and officers.
15	Letter in Lieu of Consent for Review Report.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.