Form 10-Q
period 2004-09-30
NEXTEL COMMUNICATIONS INC
filed 2004-11-08
CIK 824169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 29, 2004

Class A Common Stock, $0.001 par value	1,081,627,428
Class B Nonvoting Common Stock, $0.001 par value	29,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(in millions)
Unaudited

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$988	$806
Short-term investments	703	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $71 and $86	1,410	1,276
Due from related parties	306	70
Handset and accessory inventory	483	223
Prepaid expenses	240	119
Other current assets	302	29

Total current assets	4,432	3,688
Investments	306	408
Property, plant and equipment, net of accumulated depreciation of $6,897 and $5,562	9,526	9,093
Intangible assets, net of accumulated amortization of $61 and $92.	7,216	7,038
Other assets	331	283

	$21,811	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$842	$663
Accrued expenses and other	1,272	1,382
Due to related parties	701	285
Current portion of long-term debt and capital lease obligation	24	487

Total current liabilities	2,839	2,817
Long-term debt	9,102	9,725
Deferred income taxes (note 4)	735	1,867
Other liabilities	222	166

Total liabilities	12,898	14,575

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	105	99
Stockholders’ equity
Common stock, class A, 1,080 and 1,068 shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 shares issued; 30 and 36 shares outstanding	—	—
Paid-in capital	12,477	11,942
Accumulated deficit	(3,773)	(6,256)
Treasury stock, at cost	(141)	—
Deferred compensation, net	(34)	(16)
Accumulated other comprehensive income	278	165

Total stockholders’ equity	8,808	5,836

	$21,811	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income
For the Nine and Three Months Ended September 30, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Operating revenues
Service revenues	$8,768	$7,194	$3,053	$2,599
Handset and accessory revenues	1,022	620	345	288

	9,790	7,814	3,398	2,887

Operating expenses
Cost of service (exclusive of depreciation included below)	1,407	1,218	512	441
Cost of handset and accessory revenues	1,489	1,040	504	415
Selling, general and administrative	3,108	2,517	1,059	902
Depreciation	1,337	1,223	463	416
Amortization	29	41	7	13

	7,370	6,039	2,545	2,187

Operating income	2,420	1,775	853	700

Other income (expense)
Interest expense	(455)	(664)	(146)	(220)
Interest income	21	32	6	10
Loss on retirement of debt	(85)	(139)	(34)	(132)
Equity in earnings (losses) of unconsolidated affiliates, net	4	(39)	6	9
Realized gain on sale of investments	26	—	—	—
Other, net	4	2	1	2

	(485)	(808)	(167)	(331)

Income before income tax benefit (provision)	1,935	967	686	369
Income tax benefit (provision) (note 4)	548	(70)	(98)	(21)

Net income	2,483	897	588	348
Loss on retirement of mandatorily redeemable preferred stock	—	(7)	—	—
Mandatorily redeemable preferred stock dividends and accretion	(6)	(55)	(2)	(2)

Income available to common stockholders	$2,477	$835	$586	$346

Earnings per common share
Basic	$2.23	$0.81	$0.53	$0.33

Diluted	$2.16	$0.79	$0.52	$0.32

Weighted average number of common shares outstanding
Basic	1,110	1,030	1,114	1,050

Diluted	1,158	1,060	1,136	1,091

Comprehensive income, net of income tax
Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during the period	$123	$7	$56	$3
Reclassification adjustment for gain included in net income	(12)	—	—	—
Foreign currency translation adjustment	2	(5)	—	(2)
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	4	—	1
Unrealized gain on cash flow hedge	—	23	—	12

Other comprehensive income	113	29	56	14
Net income	2,483	897	588	348

Comprehensive income, net of income tax	$2,596	$926	$644	$362

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2004
(in millions)
Unaudited

										Accumulated Other
										Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock				Treasury Stock			Unrealized	Cumulative
					Paid-in	Accumulated			Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,256)	—	$—	$(16)	$170	$(5)	$5,836
Net income						2,483						2,483
Other comprehensive income										111	2	113
Common stock issued under equity plans and other	12	—			156							156
Deferred compensation					29				(18)			11
Purchase of treasury stock (note 1)			(6)				6	(141)				(141)
Release of valuation allowance attributable to stock options (note 4)					401							401
Adjustment to equity method investment, net of deferred income tax					(45)							(45)
Accretion on zero coupon mandatorily redeemable preferred stock					(6)							(6)

Balance, September 30, 2004	1,080	$1	30	$—	$12,477	$(3,773)	6	$(141)	$(34)	$281	$(3)	$8,808

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(in millions)
Unaudited

	2004	2003

Cash flows from operating activities
Net income	$2,483	$897
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt financing costs and accretion of senior notes	18	39
Provision for losses on accounts receivable	98	101
Amortization of deferred gain from sale of towers	(75)	(79)
Depreciation and amortization	1,366	1,264
Loss on retirement of debt	85	139
Equity in (earnings) losses of unconsolidated affiliates, net	(4)	39
Realized gain on sale of investments	(26)	—
Net tax benefit from the release of valuation allowance	(901)	—
Income tax provision	279	39
Other, net	37	41
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(249)	(271)
Handset and accessory inventory	(270)	30
Prepaid expenses and other assets	(349)	(75)
Accounts payable, accrued expenses and other	499	230

Net cash provided by operating activities	2,991	2,394

Cash flows from investing activities
Capital expenditures	(1,845)	(1,158)
Proceeds from maturities and sales of short-term investments	2,094	1,840
Purchases of short-term investments	(1,633)	(2,019)
Payments for purchases of licenses, investments and other	(341)	(263)
Proceeds from sale of investments and other	77	—

Net cash used in investing activities	(1,648)	(1,600)

Cash flows from financing activities
Repayments under bank credit facility	(1,620)	(148)
Borrowings under bank credit facility	1,000	69
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(827)	(2,466)
Proceeds from issuance of debt securities	494	1,983
Proceeds from issuance of stock	129	605
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease obligation	(9)	(34)
Purchase of treasury stock	(141)	—
Mandatorily redeemable preferred stock dividends paid	—	(57)
Debt financing costs and other	(31)	(3)

Net cash used in financing activities	(1,161)	(105)

Net increase in cash and cash equivalents	182	689
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$988	$2,535

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. You should not expect the results of operations of interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and our subsequent quarterly reports on Form 10-Q.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders — basic	$2,477	$835	$586	$346
Interest expense eliminated upon the assumed conversion of:
6% convertible senior notes due 2011.	17	—	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013.	7	—	2	—
4.75% convertible senior notes due 2007.	—	—	—	4

Income available to common stockholders — diluted	$2,501	$835	$588	$350

Weighted average number of common shares outstanding — basic	1,110	1,030	1,114	1,050
Effect of dilutive securities:
Equity plans	28	24	17	29
6% convertible senior notes due 2011.	15	—	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013.	5	—	5	—
Class A convertible preferred stock	—	6	—	—
4.75% convertible senior notes due 2007.	—	—	—	12

Weighted average number of common shares outstanding — diluted	1,158	1,060	1,136	1,091

Earnings per common share
Basic	$2.23	$0.81	$0.53	$0.33

Diluted	$2.16	$0.79	$0.52	$0.32

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      About 8 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2004 due to their antidilutive effects. Additionally, about 69 million and 80 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2004 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      About 50 million and 38 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could have potentially diluted earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2003 due to their antidilutive effects. Additionally, about 70 million and 65 million shares issuable under our equity plans that could also have potentially diluted earnings per share in the future were excluded from the calculation of diluted earnings per common share for the nine and three months ended September 30, 2003 as the exercise prices exceeded the average market price of our class A common stock during those periods.

      Treasury Stock. During the third quarter 2004, we purchased from Motorola, Inc. 6 million shares of our class B common stock for $141 million in cash. We account for treasury stock under the cost method. We anticipate converting these shares into shares of our class A common stock pursuant to the terms of our certificate of incorporation and using them for stock issuances under our equity plans.

      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $11 million and $7 million for the nine months ended September 30, 2004 and 2003, and $6 million and $3 million for the three months ended September 30, 2004 and 2003.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$2,477	$835	$586	$346
Stock-based compensation expense included in reported net income, net of income tax	9	7	4	3
Stock-based compensation expense determined under fair value based method, net of income tax	(161)	(247)	(43)	(84)

Income available to common stockholders, pro forma	$2,325	$595	$547	$265

Earnings per common share
As reported
Basic	$2.23	$0.81	$0.53	$0.33

Diluted	$2.16	$0.79	$0.52	$0.32

Pro Forma
Basic	$2.09	$0.58	$0.49	$0.25

Diluted	$2.03	$0.56	$0.48	$0.25

     Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2004	2003

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,845	$1,158
Changes in capital expenditures accrued, unpaid or financed	(61)	(21)

	$1,784	$1,137

Interest costs
Interest expense	$455	$664
Interest capitalized	7	27

	$462	$691

Cash paid for interest, net of amounts capitalized	$479	$583

Cash received for interest	$18	$22

Cash paid for income taxes	$73	$50

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Interpretation No. 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. Interpretation No. 46 defines the term variable interest entity, or VIE, and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. Under Interpretation No. 46, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. We were required to apply the provisions of Interpretation No. 46R in the first quarter 2004. As we did not have any VIEs during the nine months ended September 30, 2004, the adoption of this new method of accounting for VIEs did not affect our financial condition or results of operations.

      At the September 2004 meeting of the Emerging Issues Task Force, the SEC staff announced that companies must use the direct value method to determine the fair value of their intangible assets acquired in business combinations completed after September 29, 2004. The SEC staff also announced that companies that currently apply the residual value approach for valuing intangible assets with indefinite useful lives for purposes of impairment testing, must use the direct value method by no later than the beginning of their first fiscal year after December 15, 2004. As of October 1, 2004, we will perform our annual impairment test to measure the fair value of our 800 and 900 megahertz, or MHz, Federal Communications Commissions, or FCC, licenses in our national footprint using the residual value approach. Under this new accounting guidance, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses as of January 1, 2005 using the direct value method. As we have not performed an impairment test using the direct value method, we are unable to assess the impact on our financial statements of adopting this requirement. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results. However, for the impairment testing as of October 1, 2004 of our multichannel multipoint distribution service, or MMDS, FCC licenses acquired during the second quarter 2004, we will use the direct value method.

      Reclassifications. We have reclassified some prior period amounts to conform to our current period presentation.

Note 2.     Intangible Assets

		September 30, 2004			December 31, 2003

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$44	$39	$5	$98	$75	$23
Spectrum sharing and noncompete agreements and other	Up to 20 years	77	22	55	82	17	65

		121	61	60	180	92	88

Unamortized intangible assets
FCC licenses	Indefinite	7,128		7,128	6,922		6,922
Goodwill	Indefinite	28		28	28		28

		7,156		7,156	6,950		6,950

Total intangible assets		$7,277	$61	$7,216	$7,130	$92	$7,038

      During the nine months ended September 30, 2004, we acquired FCC licenses for an aggregate purchase price of $214 million, including deposits for licenses paid prior to 2004 that were recorded in other assets until we acquired the relevant licenses. These acquisitions consisted primarily of two transactions. In May 2004, we purchased certain MMDS FCC licenses, interests in certain other MMDS FCC licenses and other

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

immaterial network assets of WorldCom, Inc. We paid an aggregate cash purchase price of $144 million, of which $137 million was paid in 2004 and the remainder was paid prior to 2004. Also, in June 2004, we purchased certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks, Inc. We paid an aggregate cash purchase price of $51 million, of which $49 million was paid in 2004 and the remainder was paid prior to 2004. Both of these transactions were accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services. During the nine months ended September 30, 2004, we also wrote off $54 million of fully amortized customer lists, which did not have an impact on our results of operations or financial condition.

      For intangible assets with finite lives, we recorded aggregate amortization expense of $29 million and $7 million for the nine months and three months ended September 30, 2004. We recorded aggregate amortization expense of $38 million and $12 million for the nine months and three months ended September 30, 2003. Based only on the amortized intangible assets existing at September 30, 2004, we estimate amortization expense to be $5 million for the remainder of 2004, $9 million during 2005, $5 million during 2006, $4 million during 2007 and $3 million during 2008. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

      In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we record additional deferred tax liabilities only as such licenses are amortized for tax purposes. We have recorded an incremental non-cash charge of $33 million and $39 million for the nine months ended September 30, 2004 and 2003, to the income tax provision related to FCC licenses for which we have a tax basis.

      Spectrum Realignment Plan. As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band discussed in more detail in our 2003 annual report on Form 10-K, on August 6, 2004, the FCC released a Report and Order under which modifications would be made to some of our FCC licenses and related rules would be implemented in order to realign spectrum in the 800 MHz band to resolve the problem of interference with public safety systems operating in that band. The Report and Order calls for a band realignment plan similar to the joint proposals submitted by the leading public safety associations and us, including our receipt of a nationwide license for 10 MHz of spectrum in the 1.9 gigahertz, or GHz, band.

      The FCC stated in its Report and Order that it has determined the value of the license for the 1.9 GHz spectrum to be $4.9 billion, less the cost of relocating incumbent users, and that it would credit us against that net value both the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we will relinquish under the decision and the actual costs that we are required to incur under the Report and Order in connection with the relocation of all incumbents in the 800 MHz band. In addition, the Report and Order requires us to make an “anti-windfall” payment to the United States Department of the Treasury at the conclusion of the relocation process to the extent that these combined credits total less than the determined net value of the license for the 1.9 GHz spectrum. Currently, the licenses for spectrum in the 700 MHz band have a book value of $350 million and are not being used in our network. In the third quarter 2004 we performed a direct method valuation of our 700 MHz licenses and determined that the 700 MHz licenses were not impaired.

      The FCC also stated in its Report and Order that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay specified costs relating to the relocation

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

of the incumbent users of the 800 MHz spectrum. We currently have sufficient capacity to issue the required letter of credit under our amended credit facility as discussed in note 3.

      In October 2004, the FCC issued a public notice in which it seeks comment on issues raised in ex parte presentations that we have filed with the FCC that summarize various meetings that we have had with the FCC Staff and Commissioners. In November 2004, we jointly announced with Verizon Wireless that we had entered into an agreement under which Verizon Wireless has agreed not to oppose the FCC’s decision regarding resolution of the 800 MHz public safety interference issue, including our receiving replacement spectrum at 1.9 GHz as contemplated by the Report and Order. The two companies also have dismissed pending lawsuits against each other, and have released each other from all other existing claims. In addition, we have agreed to forego certain trademark and other related ownership rights.

Note 3.     Long-Term Debt, Capital Lease Obligation and Mandatorily Redeemable Preferred Stock

		Retirements	Borrowings,
	December 31,	and	Debt-for-Debt	September 30,
	2003	Repayments	Exchange and	2004
	Balance	of Principal	Other	Balance

	(dollars in millions)
9.375% senior serial redeemable notes due 2009	$1,599	$—	$(776)	$823
5.25% convertible senior notes due 2010	607	—	—	607
9.5% senior serial redeemable notes due 2011, including a deferred premium of $36 and $24	895	(171)	(79)	645
6% convertible senior notes due 2011	608	(608)	—	—
6.875% senior serial redeemable notes due 2013, including a deferred premium of $0 and $3 and net of an unamortized discount of $0 and $48	500	—	718	1,218
5.95% senior serial redeemable notes due 2014, net of an unamortized discount of $0 and $6	—	—	494	494
7.375% senior serial redeemable notes due 2015, net of unamortized premium of $8 and unamortized discount of $3	2,008	—	126	2,134
Bank credit facility	3,804	(1,620)	1,000	3,184
Capital lease obligation	165	(165)	—	—
Other	26	(2)	(3)	21

Total long-term debt	10,212	$(2,566)	$1,480	9,126

Less current portion	(487)			(24)

	$9,725			$9,102

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend, stated at accreted liquidation preference value at 9.25% compounded quarterly	$99	$—	$6	$105

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

      2004 Debt Retirements. During the nine months ended September 30, 2004, we purchased and retired a total of $779 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $827 million in cash. As part of these transactions, we recognized a $51 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. Additional information regarding our interest rate swaps and the deferred premium can be found in note 6.

      2004 Debt-for-Debt Exchanges. During the nine months ended September 30, 2004, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $776 million in principal amount of the 9.375% senior notes and $67 million in principal amount of our 9.5% senior notes for a total of $900 million in principal amount of new senior notes. The new senior notes consist of $763 million in principal amount of 6.875% senior notes issued at a $49 million discount to their principal amount, and $137 million in principal amount of 7.375% senior notes issued at an $11 million discount to their principal amount. These transactions were accounted for as debt modifications. As a result, the $3 million of the deferred premium resulting from the settlement of a fair value hedge associated with the 9.5% senior notes is now associated with the 6.875% senior notes and will be recognized as an adjustment to interest expense over the remaining life of the 6.875% senior notes. Additional information regarding our interest rate swaps and the related deferred premium can be found in note 6.

      Bank Credit Facility. During the nine months ended September 30, 2004, we made scheduled principal payments of $144 million on our term loans under the terms of our credit facility as in effect at the beginning of 2004. During the three months ended September 30, 2004, we amended our bank credit facility to create a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our existing term loans. In connection with the amendment, we borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. The other term loan that was outstanding under the credit facility at the time of the amendment remains outstanding, with a balance of $2,184 million as of September 30, 2004. This transaction was accounted for as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Thus, we recognized a $34 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the write-off of unamortized debt financing costs associated with the old credit facility. The new revolving credit facility can be used to secure letters of credit for the full amount available under the facility.

      Capital Lease Obligation. In February 2004, we exercised the early buy out option for our remaining capital lease in which we paid $191 million in cash, $156 million of which related to the reduction of the capital lease obligation and recorded the $35 million difference as an adjustment to the book basis of the switch assets that were being leased.

      2003 Debt and Preferred Stock Retirements. During the nine months ended September 30, 2003, we purchased and retired a total of $1,998 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 30 million shares of class A common stock valued at $584 million and $1,494 million in cash. As part of these transactions, we recognized a $98 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

$932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $972 million in cash. As part of these transactions, we recognized a $48 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.

      During the three months ended September 30, 2003, we purchased and retired a total of $1,464 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for 30 million shares of class A common stock valued at $584 million and $958 million in cash. As part of these transactions, we recognized a $91 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $767 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $801 million in cash. As part of these transactions, we recognized a $41 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs. In connection with the implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003, the losses associated with our third quarter 2003 preferred stock retirements are included in other income (expense) in the accompanying condensed consolidated statements of operations.

      See note 8 regarding the redemption of our 9.375% senior notes subsequent to September 30, 2004. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.

Note 4.     Income Taxes

      We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Our valuation allowance has historically included reserves primarily for the tax benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and the tax benefit of stock option deductions relating to employee compensation. Prior to June 30, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred.

      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded as of June 30, 2004, that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $866 million as a credit to tax expense in the second quarter 2004. Additionally, in the second quarter 2004, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million.

      As of June 30, 2004, we had recorded a full reserve against the tax benefits relating to our capital loss carryforwards because, at that time, we did not believe that we would be able to realize the tax benefits of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

these carryforwards. During the three months ended September 30, 2004, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration. Accordingly, we decreased the valuation allowance primarily attributable to capital loss carryforwards by $175 million as a credit to tax expense during the three months ended September 30, 2004. Significant changes in our assessment of the future realization of our deferred tax assets would require us to reconsider the need for a valuation allowance associated with the deferred tax assets in amounts that could be material. The valuation allowance balance as of September 30, 2004 of about $600 million is comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required.

      Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. On our condensed consolidated balance sheet as of September 30, 2004, all deferred tax assets and deferred tax liabilities are reflected as a net deferred tax liability.

      For the three months ended September 30, 2004, we recorded our income tax provision based on the combined federal and state estimated statutory rate of 39.8%. Our income tax benefit (provision) is as follows:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions)
Federal and state current and deferred income tax expense	$(493)	$(70)	$(273)	$(21)
Valuation allowance release	1,041	—	175	—

Income tax benefit (provision)	$548	$(70)	$(98)	$(21)

Note 5.     Related Party Transactions

      We have a number of strategic and commercial contractual relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our operating and other arrangements with Motorola, Nextel Partners, Inc., and NII Holdings, Inc., all of which are related parties of ours for purposes of financial reporting, are the most significant. We have extended the terms of our handset and infrastructure supply agreements with Motorola through 2004 and are in the process of negotiating a long-term master supply agreement. In the event we are not able to reach an agreement with Motorola on a new long-term master supply agreement by the end of 2004, we may have to seek an extension of our existing agreement. We paid a total of $2,436 million during the nine months ended September 30, 2004 and $1,757 million during the nine months ended September 30, 2003 to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, net roaming charges and other costs. We received a total of $48 million during the nine months ended September 30, 2004 and $45 million during the nine months ended September 30, 2003 from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services, and also in 2003 from the sale of FCC licenses and some network assets. As of September 30, 2004, we had $306 million due from these related parties and $698 million due to these related parties. We also had a $165 million prepayment recorded in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet related to handset, network infrastructure and other services to be provided by Motorola in the future. As of December 31, 2003, we had $70 million due from these related parties and $284 million due to these related parties.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

      During the three months ended September 30, 2004, we purchased 6 million shares of Nextel Partners class A common stock from Motorola for an aggregate cash purchase price of $77 million. As of September 30, 2004, we owned about 32% of the outstanding common stock of Nextel Partners.

      In March 2004, NII Holdings completed the redemption of the NII Holdings 13% senior notes that we held, in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations. As of September 30, 2004, we owned about 18% of the outstanding common stock of NII Holdings, which is accounted for as an available-for-sale investment and recorded in other current assets and investments on our condensed consolidated balance sheet at the current market value of that common stock.

      As described in note 1, we purchased 6 million shares of our class B common stock from Motorola during the third quarter 2004. As a result of the reduction in Motorola’s ownership of our common stock, it is no longer entitled to nominate any persons for election as members of our board of directors. Motorola continues to hold a significant interest in our common stock.

Note 6.     Derivative Instruments and Hedging Activities

      From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. During the third quarter 2003, we terminated all of our interest rate swap agreements, which are described in further detail below. From that time through September 30, 2004, we have not been a party to any material derivative instruments.

      In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which were attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the nine months and three months ended September 30, 2003 relating to the ineffectiveness of these fair value hedges. During the third quarter 2003, we terminated all three swap agreements. As a result of the terminations, we recorded a deferred premium of $38 million, which we recognize as an adjustment to interest expense over the remaining life of the hedged debt. As described in note 3, a portion of this deferred premium associated with our purchase and retirement of a portion of the hedged debt was written off. Additionally, a portion of this deferred premium has been transferred from one series of senior notes to another series of senior notes as a result of debt-for-debt exchanges entered into during the third quarter 2004. As a result, the portion of the deferred premium that was transferred to the different series of notes will now be recognized as an adjustment to the interest expense over the remaining life of that series.

      We have used interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statements of operations in the period of the change. Interest expense includes a gain of $2 million for the nine months ended September 30, 2003, representing changes in the fair value of this swap. During the third quarter 2003, we terminated our remaining cash flow hedge, which was recorded at fair value, and paid $91 million in cash to satisfy our obligations under it. As a result, and because this interest rate swap qualified for cash flow hedge accounting, an unrealized loss of $10 million,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

representing the effective portion of the change in its fair value reported in accumulated other comprehensive loss, was recognized in our statement of operations. The ineffective portion of the change in fair value of this swap was recognized in our statements of operations up to the termination date in the period of the change. Interest expense includes a loss of $8 million for the nine months ended September 30, 2003 related to the ineffective portion of the change in fair value, offset by a gain of $3 million related to the termination of the swap.

      Interest expense related to the periodic net cash settlements on all swaps was $12 million and $3 million for the nine and three months ended September 30, 2003.

Note 7.     Commitments and Contingencies

      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision, and the court heard arguments on appeal in October 2004, but has yet to issue a decision.

      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide enhanced 911, or E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement, for which we accrued an expense in 2003, has been approved by the court, but that approval is being appealed by other plaintiffs. The court heard oral arguments on appeal in October 2004. If the court’s approval of the settlement were upheld, it would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Note 8.     Subsequent Events

      9.375% Senior Notes. In October 2004, we announced that, on November 15, 2004, we will redeem for cash the principal amount of our 9.375% senior notes due 2009 outstanding on that date at a redemption price of 104.688%. As of September 30, 2004, $823 million in principal amount of the 9.375% senior notes was outstanding.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

Company Overview.

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”

      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie services, and wireless data transmission services. As of September 30, 2004, we provided service to about 15.3 million subscribers, which consisted of 14.5 million subscribers of Nextel-branded service and 800,000 subscribers of Boost Mobile™–branded pre-paid service. For the three months ended September 30, 2004, we had operating revenues of $3,398 million and income available to common stockholders of $586 million. For the nine months ended September 30, 2004, we had operating revenues of $9,790 million and income available to common stockholders of $2,477 million, which included a net tax benefit of $548 million that was primarily the result of the reversal of a significant portion of the valuation allowance attributable to our net operating loss and capital loss carryforwards in excess of our tax provision for the period. We ended the third quarter 2004 with about 18,600 employees.

      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 United States markets where about 259 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of September 30, 2004, we owned about 32% of the outstanding common stock of Nextel Partners. In addition, as of September 30, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect® services in the Latin American markets that it serves as well as between the United States and those markets.

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

Management’s Summary.

      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Direct Connect long-range walkie-talkie services that allow communication at the touch of one button, including our Nationwide Direct Connect and International Direct Connect walkie-talkie services;

•	mobile telephone services, including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and date book tools; and

•	data services, including email, mobile messaging, location-based, Nextel Online® and Multimedia Messaging services, which allows Nextel subscribers to exchange images and audio memos.

      We offer a variety of handsets that support all of our services and that are designed to meet the particular needs of various target customer groups. We believe that we also differentiate ourselves from our competition by focusing on the quality of our customer care, in large part through our customer Touch Point strategy designed to improve our customer relationship by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch”, our customers.

      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Consolidation within the industry has created and may continue to create large, well-capitalized competitors with substantial financial and other resources, increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect walkie-talkie services, that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service:

•	we extended the reach of Direct Connect service in North America and into selected markets in Latin America in the second quarter 2004;

•	we have introduced several new handsets, including the i830, the smallest handset that we have ever offered, the i730, a compact handset that delivers powerful performance at a moderate cost, the i860, a camera phone with multimedia messaging capabilities, and the i315 and i325, two handset models with off-network walkie-talkie capabilities designed for industrial, government and public safety users;

•	we placed 1,475 transmitter and receiver sites in service in the first nine months of 2004 to improve both our geographic coverage and to meet the capacity needs of our growing customer base, and plan to place additional sites in service by the end of the year;

•	we have begun to introduce handsets that, together with software that has been installed in our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use and the network software is activated;

•	we plan to begin the deployment of an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds by the end of the year; and

•	we are continuing the field trial of Nextel Wireless BroadbandSM, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service.

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

For example, we offer pre-paid wireless services marketed under our Boost Mobile brand as a means to target the youth and pre-paid calling wireless markets. In the second quarter 2004, we expanded Boost Mobile-branded service from the southern California and Nevada markets, where it was originally offered, into seven new markets. We are in the process of expanding the Boost Mobile-branded service into three additional markets, and we will continue to evaluate its performance. In addition, we are currently conducting a request for proposal process with several vendors that is designed to provide us with a better understanding of the technical performance and service capabilities of certain broadband wireless technologies and the related costs and returns that would be expected to be generated if we were to deploy those technologies in a nationwide wireless broadband network.

      Our focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, to acquire spectrum licenses to deploy these services. If we were to determine that any of these services, enhancements or spectrum licenses will not provide sufficient returns to support continued investment of financial or other resources, we would have to write-off the assets associated with them. We have expended, and will continue to expend, significant amounts of capital resources on the development and evaluation of these services and enhancements. In addition, we have acquired, and will continue to acquire, licenses for spectrum that we may use to deploy some of these new services and enhancements. For instance, in the second quarter 2004, we completed the purchase of spectrum licenses from WorldCom, Inc. and Nucentrix Broadband Networks, Inc. that we may use in connection with the deployment of broadband or other wireless services, for a total purchase price of $195 million.

      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2004, we also have continued to expand our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We owned and operated over 740 Nextel stores as of September 30, 2004.

      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in our 2003 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. In the third quarter 2004, we began selling new handset models that operate in both the 6:1 and current 3:1 modes. Handsets that operate in both modes now make up the majority of handsets that we sell. In the third quarter 2004, in several of our markets, we activated 6:1 voice coder software in our network that allows handsets to shift between 3:1 and 6:1 modes, and is designed to provide us with the increased network capacity made available by the 6:1 voice coder. We currently expect to activate this network software in substantially all of our other markets by the first quarter 2005. If there are substantial delays in the activation of the network software, the related network capacity benefits would be delayed or reduced, and over time we would be required to invest additional capital in our infrastructure to satisfy our network capacity needs. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the capacity and quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry devices, which are manufactured by Research In Motion. See “— Forward-Looking Statements.”

      We also continue to focus on reducing our financing expenses by taking steps to reduce both the amount of our overall debt and our borrowing costs while extending our debt maturities and maintaining or increasing our overall liquidity. The first quarter 2004 was the first full quarter in which we realized the benefit of our 2003 long-term debt and preferred stock retirement and financing activities, which consisted of retirements of an aggregate of $7,755 million in principal amount of long-term debt and preferred stock and issuances of $4,700 million in principal amount of long-term debt with lower interest rates and longer maturities. During the nine-month period ended September 30, 2004, we retired or repaid an aggregate of $2,401 million in principal amount of long-term debt, exercised the early buyout option on a $165 million capital lease obligation and issued $1,500 million in aggregate principal amount of long-term debt with lower interest rates and longer maturities than the debt we retired. In addition, during that same period, we issued $900 million in principal amount of our 6.875% and 7.375% senior notes in exchange for $843 million in principal amount of our 9.375% and 9.5% senior notes, which had the effect of reducing our borrowing costs and extending maturities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.

      As part of the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 megahertz, or MHz, band discussed in more detail in our 2003 annual report on Form 10-K, on August 6, 2004, the FCC released a Report and Order under which modifications would be made to some of our FCC licenses and related rules would be implemented in order to realign spectrum in the 800 MHz band to resolve the problem of interference with public safety systems operating in that band. The Report and Order calls for a band realignment plan similar to the joint proposals submitted by the leading public safety associations and us, including our receipt of a nationwide license for 10 MHz of spectrum in the 1.9 gigahertz, or GHz, band.

      The FCC stated in its Report and Order that it has determined the value of the license for the 1.9 GHz spectrum to be $4.9 billion, less the cost of relocating incumbent users, and that it would credit us against that net value both the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we will relinquish under the decision and the actual costs that we are required to incur under the Report and Order in connection with the relocation of all incumbents in the 800 MHz band. In addition, the Report and Order requires us to make an “anti-windfall” payment to the United States Department of the Treasury at the conclusion of the relocation process to the extent that these combined credits total less than the determined net value of the license for the 1.9 GHz spectrum. The FCC also stated in its Report and Order that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum. We currently have sufficient capacity to issue the required letter of credit under our amended credit facility discussed below. See “— D. Future Capital Needs and Resources – Capital Resources.”

      In October 2004, the FCC issued a public notice in which it seeks comment on issues raised in ex parte presentations that we have filed with the FCC that summarize various meetings that we have had with the FCC Staff and Commissioners. In November 2004, we jointly announced with Verizon Wireless that we had entered into an agreement under which Verizon Wireless has agreed not to oppose the FCC’s decision regarding resolution of the 800 MHz public safety interference issue, including our receiving replacement spectrum at 1.9 GHz as contemplated by the Report and Order. The two companies also have dismissed pending lawsuits against each other, and have released each other from all other existing claims. In addition, we have agreed to forego certain trademark and other related ownership rights.

Global Positioning System and Enhanced 911 Services.

      In July 2004, we discovered a latent software design defect that impaired capabilities related to both assisted global positioning system, or A-GPS, location and certain enhanced 911, or E911, services of a number of recently introduced handsets manufactured by Motorola that incorporate the A-GPS technology. Emergency 911 calls from these handsets generally continued to meet current E911 FCC requirements, and the handsets were and continue to be fully operational with regard to all other services, including cellular phone, Direct Connect walkie-talkie, and wireless data services. Motorola, as the manufacturer of the handsets, has taken and continues to take all appropriate actions in response to this issue. Motorola has indicated in discussions with our senior management that it is assuming responsibility for, and will reimburse our costs to remedy, the A-GPS software issue and to date, Motorola has been reimbursing us for those costs. Consequently, the effect of this matter on our results of operations for the quarter ended, or our financial condition as of, September 30, 2004 was not material, and we do not expect it to materially impact our results of operations or financial condition in future periods.

      We have described the impact of the software design defect in our periodic reports to the FCC that have summarized our progress to date with regard to meeting the FCC’s E911 requirements. Based on our assessment of the impact of the design defect and our estimates regarding the rate at which our customer base is expected to transition to handsets equipped with A-GPS technology, we have notified the FCC that we may be unable to satisfy by December 31, 2005 the requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements of the E911 regulations, and that the A-GPS software design defect has exacerbated the situation.

      Our ability to meet the Phase II requirements on the schedule currently contemplated by the E911 regulations and the costs we may incur in an effort to accelerate our customers’ transition to A-GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.

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

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance as of September 30, 2004. Our estimates have been consistent with our actual results.

      Cost of Handsets. Under our handset supply agreement with Motorola, we receive various discounts based on purchases of specified numbers and models of handsets and specified expenditures for the purchase of handsets. In addition, we have made purchase advances to Motorola, which are recoverable based on future purchases of certain handset models. If we do not achieve specified minimum purchases, a portion of the advances may not be recovered. Each month, we estimate future handset purchases and related discounts. To the extent that such estimates change period to period, adjustments would be made to our estimates of discounts earned and could impact our cost of handset revenues. The amount of these discounts recorded as of September 30, 2004 approximated 5% of our cost of handset and accessory revenues recorded for that period.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have over four million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $71 million as of September 30, 2004. Since the three months ended September 30, 2003, we experienced increased collections, an improvement in our accounts receivable aging, and a reduction in write-offs. As a result, our allowance for doubtful accounts as of September 30, 2004 was lower than it was at September 30, 2003. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict. In addition, it is difficult to predict with certainty the impact that recent events, such as number portability, could have on our account write-offs because we have limited experience with actual results from these events.

      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant, and equipment represented $9,526 million of our $21,811 million in total assets as of September 30, 2004. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

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

      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented $7,156 million of our $21,811 million in total assets as of September 30, 2004. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. We performed our annual impairment test of FCC licenses as of October 1, 2003 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 and 900 MHz licenses in our national footprint by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s, that is, our company’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. The residual value approach yielded a value substantially in excess of the recorded balance of our 800 and 900 MHz licenses as of September 30, 2004. Under new accounting guidance announced by the Securities and Exchange Commission, or SEC, staff at the September 2004 Emerging Issues Task Force, or EITF, meeting, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses as of January 1, 2005 using the direct value method. As we have not performed an impairment test using the direct value method, we are unable to assess the impact on our financial statements of adopting this requirement. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results.

      We have invested about $350 million in 700 MHz licenses that are currently not used in our network. We engaged an independent appraiser to assist us in determining the fair value of our 700 MHz licenses because the FCC, as part of its Report and Order to resolve the problem of interference with public safety systems operating in the 800 MHz band, gave us minimal credit for our 700 MHz licenses against our total obligation under the Report and Order. In consultation with the independent appraiser, we determined that the 700 MHz licenses were not impaired. See “— Management’s Summary.”

      Recoverability of Capitalized Software. As of September 30, 2004, we had $87 million in net unamortized costs for software accounted for under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.

      Income Tax Valuation Allowance. We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Our valuation allowance has historically included reserves primarily for the tax benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and the tax benefit of stock option deductions relating to employee compensation. Prior to June 30, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred.

      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded as of June 30, 2004, that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $866 million as a credit to tax expense in the second quarter 2004. Additionally, in the second quarter 2004, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million.

      As of June 30, 2004, we had recorded a full reserve against the tax benefits relating to our capital loss carryforwards because, at that time, we did not believe that we would be able to realize the tax benefits of these carryforwards. During the three months ended September 30, 2004, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration. Accordingly, we decreased the valuation allowance primarily attributable to capital loss carryforwards by $175 million as a credit to tax expense during the three months ended September 30, 2004. Significant changes in our assessment of the future realization of our deferred tax assets would require us to reconsider the need for a valuation allowance associated with the deferred tax assets in amounts that could be material. The valuation allowance balance as of September 30, 2004 of about $600 million is comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required.

      Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. On our condensed consolidated balance sheet as of September 30, 2004, all deferred tax assets and deferred tax liabilities are reflected as a net deferred tax liability.

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

      We recognize revenues from handset sales when title to the handset passes to the customer pursuant to EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” However, prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period, beginning when title to the handset passed to the customer. Therefore, handset revenues, prior to July 1, 2003, largely reflected the recognition of handset sales that occurred and were deferred in prior periods. We recognize revenue from accessory sales when title to the accessory passes to the customer.

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

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. Consistent with the related handset revenue recognition policy described above, we recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales, when title to the handset passes to the customer, pursuant to EITF Issue No. 00-21. Prior to July 1, 2003, in accordance with SAB No. 101, we recognized cost of handset revenues, in amounts equivalent to revenues recognized from handset sales, on a straight-line basis over the expected customer relationship period and handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale. We recognize cost of accessory revenues, other than costs related to write-downs of handset and related accessory inventory for shrinkage, when title to the accessory passes to the customer.

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

      General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in general and administrative costs are research and development costs associated with our Nextel Wireless Broadband initiatives.

Selected Financial and Operating Data.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Handsets in service, end of period (in thousands)(1)	14,452	12,329	14,452	12,329
Net handset additions (in thousands)(1)	1,570	1,717	550	646
Average monthly minutes of use per handset(1)	770	700	790	740
System minutes of use (in billions)(1)	95.1	72.6	33.6	26.9
Boost Mobile handsets in service, end of period (in thousands)	800	245	800	245
Boost Mobile net handset additions (in thousands)	395	224	195	102
Net transmitter and receiver sites placed in service	1,450	480	630	210
Transmitter and receiver sites in service, end of period	18,950	16,780	18,950	16,780
Nextel stores in service, end of period	741	563	741	563

(1)	Excludes amounts attributable to the Boost Mobile-branded service.

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

      Our average monthly customer churn rate, excluding handsets sold under our Boost Mobile brand, was about 1.5% during the third quarter 2004 as compared to 1.4% during the third quarter 2003. We believe that the relative stability in our churn rate is attributable to our ongoing focus on customer retention efforts through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. Our churn also reflects the strength of our credit policies and procedures and the ongoing optimization of our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.

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

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Service revenues	$8,768	90%	$7,194	92%	$1,574	22%
Cost of service (exclusive of depreciation)	1,407	14%	1,218	16%	189	16%

Service gross margin	$7,361		$5,976		$1,385	23%

Service gross margin percentage	84%		83%

Three Months Ended
Service revenues	$3,053	90%	$2,599	90%	$454	17%
Cost of service (exclusive of depreciation)	512	15%	441	15%	71	16%

Service gross margin	$2,541		$2,158		$383	18%

Service gross margin percentage	83%		83%

      Service Revenues. Service revenues increased 22% from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. This increase was primarily attributable to the increase in the number of handsets in service. Service revenues increased 17% from the three months ended September 30, 2003 compared to the three months ended September 30, 2004. This increase was primarily attributable to the increase in the number of handsets in service; partially offset by the slight decrease in the average monthly revenue per handset in service during the three months ended September 30, 2004 as compared to the same period in 2003.

      The number of handsets in service, including Boost Mobile-branded handsets in service, increased 21% from September 30, 2003 to September 30, 2004. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	increased brand name recognition as a result of increased advertising and marketing campaigns, including advertising and marketing related to our sponsorship of NASCAR;

•	our differentiated products and services, including our Direct Connect walkie-talkie service, including the impact of the launch of our Nationwide Direct Connect service in July 2003, and our Nextel Online services;

•	the market expansion of our Boost Mobile-branded service in 2004;

•	increased sales and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices;

•	the high quality of our network; and

•	add-on subscribers from existing customer accounts.

      Cost of Service. Cost of service increased 16% from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004 and from the three months ended September 30,

2003 compared to the three months ended September 30, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the nine and three months ended September 30, 2003 compared to the nine and three months ended September 30, 2004, we experienced:

•	a 19% and 23% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 23% and 15% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 10% and 17% decrease in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased primarily due to:

•	an increase in transmitter and receiver and switch related operational costs due to a 13% increase in transmitter and receiver sites placed into service from September 30, 2003 to September 30, 2004, including a one-time, $23 million charge to adjust certain of our deferred liabilities associated with our cell site leases due to a change in estimate during the three months ended September 30, 2004;

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications; and

•	an increase in headcount and related employee costs to support our expanding network and customer base; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facilities fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.

      The increase in costs to operate our handset service and repair program from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is primarily the result of growth in the subscriber base. Costs for the third quarter 2004 as compared to the third quarter 2003 increased primarily as a result of the growth of the subscriber base partially offset by the reduction in the cost of replacement handsets used in the service and repair program.

      The decrease in variable interconnection fees from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004 and from the three months ended September 30, 2003 compared to the three months ended September 30, 2004 was principally due to a lower cost per minute of use, partially offset by an increase in total system minutes of use. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts to move long distance traffic to lower cost carriers in addition to renegotiated lower rates with existing vendors. Total system minutes of use increased 31% and 25% from the nine and three months ended September 30, 2003 compared to the nine and three months ended September 30, 2004 principally due to an increase in the number of handsets in service as well as an increase in the average monthly minutes of use per handset between the periods.

      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites and other equipment to expand the coverage and capacity of our network. However, we expect the network cost per minute of use in 2004 to decline as compared to 2003 due to continued improvements in network operating efficiencies. See “— Forward-Looking Statements.” Additionally, annual rent expense will benefit through 2007 from the amortization of the deferred gain that we recorded in connection with the lease transactions with SpectraSite Holdings, Inc. Additional information regarding the SpectraSite lease transactions can be found in note 3 to the consolidated financial statements of our 2003 annual report on Form 10-K.

      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased slightly from 83% for the nine months ended September 30, 2003 to 84% for the nine months ended September 30, 2004 primarily due to the combination of increased service revenues from subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings. Our service gross margin, exclusive of depreciation expense, as a percentage of service revenues remained flat at 83% for the three months ended September 30, 2003 and for the three months ended September 30, 2004.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

      During the nine and three months ended September 30, 2004, we recorded $1,022 million and $345 million of handset and accessory revenues, an increase of $402 million and $57 million over the nine and three months ended September 30, 2003. During the nine and three months ended September 30, 2004, we recorded $1,489 million and $504 million of cost of handset and accessory revenues, an increase of $449 million and $89 million over the nine and three months ended September 30, 2003. These results are summarized in the table below.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Current period handset and accessory sales	$1,022	10%	$790	10%	$232	29%
SAB No. 101.	—	—%	(170)	(2)%	170	100%

Handset and accessory revenues	1,022	10%	620	8%	402	65%

Current period cost of handset and accessory sales	1,489	15%	1,210	15%	279	23%
SAB No. 101.	—	—%	(170)	(2)%	170	100%

Cost of handset and accessory revenues	1,489	15%	1,040	13%	449	43%

Handset and accessory net subsidy	$(467)		$(420)		$(47)	11%

Handset and accessory net subsidy percentage, excluding the impact of SAB No. 101.	(46)%		(53)%

Three Months Ended
Handset and accessory revenues	$345	10%	$288	10%	$57	20%
Cost of handset and accessory revenues	504	15%	415	14%	89	21%

Handset and accessory net subsidy	$(159)		$(127)		$(32)	25%

Handset and accessory net subsidy percentage	(46)%		(44)%

      Handset and Accessory Revenues. The number of handsets sold and the sales prices of the handsets sold influence handset and accessory revenues. Current period handset and accessory sales increased $232 million or 29%, for the nine months ended September 30, 2004 as compared to the same period in 2003, excluding the impact of SAB No. 101. This increase reflects an increase of about 42% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 9% decrease in the average sales price of the handsets. Additional information regarding SAB No. 101 and our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements in our 2003 annual report on Form 10-K.

      Handset and accessory sales increased $57 million or 20%, for the three months ended September 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 37% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 14% decrease in the average sales price of the handsets.

      Cost of Handset and Accessory Revenues. The number of handsets sold and the cost of the handsets sold influence cost of handset and accessory revenues. Current period cost of handset and accessory sales increased $279 million or 23%, for the nine months ended September 30, 2004 as compared to the same period in 2003, excluding the impact of SAB No. 101. This increase reflects an increase of about 42% in the number of handsets sold, partially offset by about a 13% decrease in the average cost of handsets.

      Cost of handset and accessory sales increased $89 million or 21% for the three months ended September 30, 2004 as compared to the same period in 2003. This increase reflects an increase of about 37% in the number of handsets sold, partially offset by about an 11% decrease in the average cost of handsets.

      Handset and Accessory Net Subsidy. The handset and accessory net subsidy primarily consists of handset subsidies, as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers, and gross margin on accessory sales, which are generally higher margin products.

      Handset and accessory net subsidy as a percentage of handset and accessory revenues improved from 53% for the nine months ended September 30, 2003 to 46% for the nine months ended September 30, 2004 even as the number of handsets sold increased about 42%. This improvement for the nine months ended September 30, 2004 compared to the same period in 2003 was due to a decrease in the average subsidy per handset of about 18% and an increase in the gross margin on accessory sales.

      Handset and accessory net subsidy as a percentage of handset and accessory revenues stayed relatively flat for the three months ended September 30, 2003 compared to the three months ended September 30, 2004 even as the number of handsets sold increased about 37%. This is due primarily to a decrease in the average cost of handsets in the third quarter 2003 as compared to the first half of 2003.

      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Selling and marketing	$1,557	16%	$1,337	17%	$220	16%
General and administrative	1,551	16%	1,180	15%	371	31%

Selling, general and administrative	$3,108	32%	$2,517	32%	$591	23%

Three Months Ended
Selling and marketing	$528	15%	$482	17%	$46	10%
General and administrative	531	16%	420	14%	111	26%

Selling, general and administrative	$1,059	31%	$902	31%	$157	17%

      Selling and Marketing. The increase in selling and marketing expenses reflects:

•	a $110 million and $28 million increase for the nine and three months ended September 30, 2004 compared to the nine and three months ended September 30, 2003 in advertising expenses as a result of general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, such as our new branding campaign launched in the third quarter 2003, our affiliation with NASCAR beginning in the first quarter 2004, the promotion of Nationwide Direct Connect services and advertising and promotional costs related to our expansion of the areas in which we offer Boost Mobile-branded service that began in the first quarter 2004;

•	an $84 million and $20 million increase for the nine and three months ended September 30, 2004 compared to the nine and three months ended September 30, 2003 in marketing payroll and related expenses primarily associated with our opening an additional 178 Nextel stores between September 30, 2003 and September 30, 2004 and increased employee commissions primarily in the first half of 2004 compared to the same period in 2003; and

•	a $26 million increase in dealer compensation for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This primarily reflects an increase in the rate of commissions and residuals earned by indirect dealers and distributors due to improved subscriber retention for subscribers added through indirect channels, partially offset by the decrease in volume of indirect sales and the decrease in commissions paid with respect to handset sales as more handsets were delivered through our direct handset fulfillment system in 2004.

      General and Administrative. The increase in general and administrative expenses from the nine and three months ended September 30, 2003 compared to the nine and three months ended September 30, 2004 reflects:

•	a $215 million and $50 million increase in personnel, facilities and general corporate expenses due to increases in headcount and related facility costs, information technology initiatives, professional fees, and research and development costs, including those related to the Nextel Wireless Broadband field trial; and

•	a $159 million and $52 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base, including those of our Boost Mobile-branded service, and the focus on our customer Touch Point strategy in addition to increased costs associated with the implementation of wireless number portability in the fourth quarter 2003.

      Our general and administrative expenses as a percentage of operating revenues increased from the three months ended September 30, 2003 to the three months ended September 30, 2004 primarily as a result of the increases in billing, collection, customer retention and customer care activities, employee and related facility costs and information technology initiatives.

      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to the expansion of our Boost Mobile-branded service into new markets;

•	increased costs associated with opening additional Nextel stores; and

•	increased costs related to the Nextel Wireless Broadband initiatives, which we account for as research and development expense; partially offset by

•	additional savings expected from obtaining an increasing percentage of sales from our lower-cost customer convenient channels, such as web sales, telesales and Nextel stores.

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Depreciation	$1,337	13%	$1,223	15%	$114	9%
Amortization	29	1%	41	1%	(12)	(29)%

Depreciation and amortization	$1,366	14%	$1,264	16%	$102	8%

Three Months Ended
Depreciation	$463	13%	$416	14%	$47	11%
Amortization	7	1%	13	1%	(6)	(46)%

Depreciation and amortization	$470	14%	$429	15%	$41	10%

      Depreciation expense increased $114 million and $47 million from the nine and three months ended September 30, 2003 when compared to the nine and three months ended September 30, 2004. Depreciation increased as a result of a 13% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets that generally have much shorter depreciable lives as compared to network assets.

      Amortization expense decreased $12 million and $6 million from the nine and three months ended September 30, 2003 when compared to the nine and three months ended September 30, 2004. This decrease is related to intangible assets, primarily customer lists, which have become fully amortized throughout the first nine months of 2004.

Interest and Other.

			Change from
	September 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Interest expense	$(455)	$(664)	$209	31%
Interest income	21	32	(11)	(34)%
Loss on retirement of debt and mandatorily redeemable preferred stock	(85)	(146)	61	42%
Equity in earnings (losses) of unconsolidated affiliates, net	4	(39)	43	110%
Realized gain on sale of investments	26	—	26	NM
Other, net	4	2	2	100%
Income tax benefit (provision)	548	(70)	618	NM
Income available to common stockholders	2,477	835	1,642	197%
Three Months Ended
Interest expense	$(146)	$(220)	$74	34%
Interest income	6	10	(4)	(40)%
Loss on retirement of debt and mandatorily redeemable preferred stock	(34)	(132)	98	74%
Equity in earnings of unconsolidated affiliates, net	6	9	(3)	(33)%
Other, net	1	2	(1)	(50)%
Income tax provision	(98)	(21)	(77)	367%
Income available to common stockholders	586	346	240	69%

NM — Not Meaningful

      Interest Expense. The $209 million and $74 million decrease in interest expense for the nine and three months ended September 30, 2004 compared to the same period in 2003 primarily relates to:

•	a $289 million and $100 million decrease in interest expense attributable to the retirements of our senior notes, discussed below;

•	a $47 million and $15 million decrease in interest expense resulting from the combined effect of the reduction in the weighted average interest rates related to our bank credit facility from 4.0% during the nine months ended September 30, 2003 to 3.1% during the nine months ended September 30, 2004 and the lower average principal amount of the bank credit facility outstanding in 2004; and

•	a $23 million and $2 million decrease resulting from interest expense recorded in prior years related to the derivatives that were settled in the third quarter 2003; partially offset by

•	a $153 million and $51 million increase in interest expense attributable to our new senior notes issued since the third quarter 2003.

      From the beginning of 2003 through September 30, 2004, we purchased and retired or redeemed $5,671 million in aggregate principal amount at maturity of our senior notes and convertible senior notes. During that period, we issued an additional $3,900 million in aggregate principal amount of new senior notes with lower interest rates and longer maturity periods than the retired senior notes, resulting in a net reduction of $1,771 million in the aggregate principal amount of our senior notes. In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by repaying $2,774 million of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2,200 million term loan under that facility that matures in December 2010. During the three months ended September 30, 2004, we also amended our bank credit facility to create a new $4,000 million revolving credit facility and concurrently borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. The other term loan that was outstanding under the credit facility at the time of the amendment remains outstanding, with a balance of

$2,184 million as of September 30, 2004. We expect our interest expense to continue to decrease in the remainder of 2004 as we realize the benefit of the debt retirements, exchanges and lower borrowing costs as a result of the transactions consummated during 2003 and 2004, as well as the redemption of the 9.375% senior notes in November 2004. See “— Forward-Looking Statements.”

      Interest Income. The $11 million and $4 million decrease in interest income for the nine and three months ended September 30, 2004 compared to the nine and three months ended September 30, 2003 is due to the redemption of our Nextel Partners’ preferred stock during the fourth quarter 2003, the redemption of our NII Holdings’ senior notes in the first quarter 2004, and a decrease in the average investment balance during the nine months ended September 30, 2004 as compared to the same period in 2003.

      Loss on Retirement of Debt and Mandatorily Redeemable Preferred Stock. For the nine months ended September 30, 2004, we recognized a loss of $85 million on the retirement of some of our senior notes, convertible senior notes and a portion of our bank credit facility, representing the redemption premium paid and the write-off of the respective unamortized debt financing costs. For the nine months ended September 30, 2003, we recognized a loss of $146 million on the retirement of some of our senior notes and preferred stock, representing the redemption premium paid and the write-off of the unamortized debt financing costs. For the three months ended September 30, 2004, we recognized a loss of $34 million on the extinguishment of a portion of our credit facility, representing the write-off of the unamortized debt financing costs, as compared to the same period in 2003 in which we recognized a $132 million loss on the retirement of some of our senior notes and preferred stock, representing the redemption premium paid and the write-off of the unamortized debt financing costs.

      Equity in Earnings (Losses) of Unconsolidated Affiliates. The $4 million and $6 million in equity in earnings of unconsolidated affiliates for the nine and three months ended September 30, 2004 was primarily due to earnings attributable to our equity method investment in Nextel Partners. The $39 million in equity in losses of unconsolidated affiliates and the $9 million in equity in earnings of unconsolidated affiliates for the nine and three months ended September 30, 2003, was primarily due to losses attributable to our equity method investment in Nextel Partners of $64 million through June 2003 partially offset by our equity in earnings of NII Holdings of $26 million and $10 million during that period.

      In the second quarter 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting. During the three months ended September 30, 2004 we purchased 6 million shares of Nextel Partners’ class A common stock from Motorola at an aggregate cash purchase price of $77 million. Additionally, during the nine months ended September 30, 2004, Nextel Partners began reporting net income, thereby allowing us to recover our unrecorded losses and begin recognizing equity in earnings on our investment.

      During the fourth quarter 2003, we sold shares of NII Holdings’ common stock, thereby decreasing our ownership percentage such that we no longer exercise significant influence over the operating and financial policies of NII Holdings. We therefore account for our interest in NII Holdings as an available-for-sale investment.

      Realized Gain on Investments. In the first quarter 2004, we tendered our NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.

      Income Tax Benefit (Provision). The income tax benefit for the nine months ended September 30, 2004 was $548 million and the income tax provision was $98 million for the three months ended September 30, 2004. During the nine months ended September 30, 2004, we decreased the valuation allowance attributable to our net operating loss and capital loss carryforwards by $1,041 million as a credit to tax expense. During the three months ended September 30, 2004, we decreased the valuation allowance attributable to our capital loss carryforwards by $175 million as a credit to tax expense.

      In 2003, our net operating loss carryforwards resulting from losses generated in prior years had offset virtually all of the taxes that we would have otherwise incurred. Therefore, excluding the tax benefit of the release of our valuation allowance, our income tax provision of $493 million and $273 million for the nine and three months ended September 30, 2004 increased compared to the income tax provision of $70 million and $21 million for the nine and three months ended September 30, 2003.

C. Liquidity and Capital Resources

      As of September 30, 2004, we had total liquidity of $4,674 million available to fund our operating, investing and financing activities, including $1,691 million of cash, cash equivalents and short-term investments and $2,983 million in undrawn revolving loan commitments under our credit facility, the availability of which is subject to the terms and conditions of that facility. In October 2004, we announced that, on November 15, 2004, we will redeem for cash the principal amount of our 9.375% senior notes due 2009 outstanding on that date at a redemption price of 104.688%, the balance of which was $823 million as of September 30, 2004.

      During the nine months ended September 30, 2004, we raised $494 million from the issuance of our 5.95% senior notes due 2014. We also amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our then-existing term loans. We immediately borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our outstanding revolving loan in the amount of $116 million. In addition, we used $1,162 million of cash to reduce our long-term debt and capital lease obligations by a total of $1,088 million, retiring $779 million of our senior notes, exercising the early buyout option on a $165 million capital lease obligation and paying $144 million of scheduled maturities on our bank credit facility that were payable prior to the amendment of that facility. For the nine months ended September 30, 2004, total cash provided by operating activities exceeded cash flows used in investing activities by $1,343 million compared to $794 million for the same period in 2003.

      As of September 30, 2004, we had working capital of $1,593 million compared to $871 million as of December 31, 2003. In addition to cash, cash equivalents and short-term investments, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses and other current assets, net of accounts payable and accrued expenses. The increase in working capital is primarily due to increases in accounts receivable, inventory, prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses. Accounts receivable increased $134 million or 11% primarily due to the increase in trade receivables resulting from the 12% increase in the subscriber base since December 31, 2003 and the related increase in revenues. Amounts due from related parties increased $236 million as a result of receivables recorded for various handset inventory discounts under our handset supply agreement and, to a lesser extent, as a result of amounts due to us under an infrastructure discount agreement reached during the third quarter 2004. Inventory increased $260 million due to greater handset purchases as we prepared for the launch of a number of new handset models and increased the distribution of Boost Mobile-branded handsets. The $121 million increase in prepaid expenses is primarily the result of prepayments made to Motorola for the future purchase of handsets, network infrastructure or other services. The $273 million increase in other current assets is primarily due to the reclassification of a portion of our investment in NII Holdings to current assets. Accounts payable and accrued expenses, including amounts due to related parties, increased $485 million due to the timing of payments and increased levels of handset purchases as described above.

Cash Flows.

	Nine Months Ended		Change from
	September 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$2,991	$2,394	$597	25%
Cash used in investing activities	(1,648)	(1,600)	(48)	(3)%
Cash used in financing activities	(1,161)	(105)	(1,056)	NM

NM — Not Meaningful

      Net cash provided by operating activities for the nine months ended September 30, 2004 improved by $597 million over the same period in 2003 primarily due to a $2,007 million increase in cash received from our customers as a result of growth in our customer base, partially offset by a $1,473 million increase in cash paid to our suppliers and employees in order to support the larger customer base.

      Net cash used in investing activities for the nine months ended September 30, 2004 increased by $48 million over the same period in 2003 primarily due to:

•	a $687 million increase in cash paid for capital expenditures, and

•	a $78 million increase in cash paid for licenses, acquisitions, investments and other; partially offset by

•	a $640 million increase in net proceeds from short term investments, and

•	a $77 million increase in proceeds from the sale of investments.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $1,845 million for the nine months ended September 30, 2004 and $1,158 million for the nine months ended September 30, 2003. Capital expenditures increased for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to:

•	an increase in amounts expended to construct new cell sites and network improvements in 2004 compared to 2003, reflecting our 2004 plans to improve the coverage and capacity of our network;

•	the outsourcing of our site development work and the resulting delay in our construction activities during the first half of 2003; and

•	costs incurred in connection with WiDEN.

      We will incur capital expenditures as we continue to expand the geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features and the development of dispatch technologies and services. See “D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”

      We made cash payments during the nine months ended September 30, 2004 totaling $341 million for licenses, investments and other, including $205 million, primarily related to the acquisition of multichannel multipoint distribution service, or MMDS, FCC licenses from WorldCom and Nucentrix and $77 million for shares of Nextel Partners’ class A common stock. We made cash payments during the nine months ended September 30, 2003 totaling $263 million for licenses, investments and other, including $201 million related to the acquisition of FCC licenses of NeoWorld Communications, Inc.

      Net cash used for financing activities of $1,161 million during the nine months ended September 30, 2004 consisted primarily of:

•	$827 million paid for the purchase and retirement of our senior notes and convertible senior notes;

•	$165 million in repayments related to our remaining capital lease obligation, including a payment of $156 million associated with the early buy-out option of this capital lease agreement;

•	$141 million paid to Motorola for the purchase of shares of our class B common stock;

•	$31 million paid for debt financing costs and other; and

•	$620 million in net repayments under our bank credit facility; partially offset by

•	$494 million of net proceeds from the sale of our 5.95% senior notes; and

•	$129 million of net proceeds from the issuance of shares of our class A common stock primarily under our incentive equity plan.

      During the nine months ended September 30, 2003, we used cash of $105 million for financing activities, primarily due to $2,466 million paid for the purchase and retirement of some of our senior notes, convertible senior notes and preferred stock, $89 million for net repayments under our capital lease and finance obligations, $79 million for net payments under our bank credit facility and $57 million for preferred stock dividends; partially offset by $1,983 million of net proceeds from the sale of our 7.375% senior serial notes due 2015, $499 million of net proceeds from the issuance of shares of our class A common stock under our direct stock purchase plan, and $106 million of proceeds received in connection with the exercise of stock options granted under our incentive equity plan.

      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities that in the aggregate may be material.

D. Future Capital Needs and Resources

Capital Resources.

      As of September 30, 2004, our capital resources included $1,691 million of cash, cash equivalents and short-term investments and $2,983 million in undrawn revolving loan commitments under our credit facility, as discussed below, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $4,674 million as of September 30, 2004. In October 2004, we announced that, on November 15, 2004, we will redeem for cash the principal amount of our 9.375% senior notes due 2009 outstanding on that date at a redemption price of 104.688%, the balance of which was $823 million on September 30, 2004.

      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. Prior to 2003, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we continue to generate sufficient cash flow from our operating activities to fund these investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines or if significant additional funding is required for our investing activities, including for example, funding in connection with the FCC’s recently announced Report and Order relating to the realignment of spectrum in the 800 MHz band or for deployment of next generation technologies, we may be required to fund our investing activities by using our existing liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. If we become unable to generate cash flow from our operating activities, our available liquidity would be sufficient to fund investing activities for only a limited period of time. Our ability to generate cash flow from operating activities is dependent upon, among other things:

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

      In July 2004, we amended our bank credit facility to create a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our then-existing term loans. In connection with the amendment, we borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. The other term loan that was outstanding under the credit facility at the time of the amendment remains outstanding, with a balance of $2,184 million as of September 30, 2004. Under this new facility, we have increased our borrowing capacity by $1,440 million, reduced our borrowing costs on both the drawn and undrawn portions, and provided for further reductions in borrowing costs to the extent that our debt ratings improve.

      As a result of these amendments, as of September 30, 2004, our bank credit facility provided for total secured financing capacity of up to $6,184 million, subject to the satisfaction or waiver of applicable borrowing conditions. The secured financing capacity consisted of a $4,000 million revolving loan commitment that matures on July 31, 2009, of which $1,000 million had been borrowed and $17 million had been committed under letters of credit, and a $2,184 million term loan that matures on December 15, 2010.

      Our revolving credit facility can be used to secure letters of credit for the full amount available under the facility. The FCC stated in its Report and Order related to the proceeding to eliminate interference with public safety operators in the 800 MHz band that, to ensure that the band reconfiguration process will be completed, it will require us to establish certain escrow accounts and a letter of credit in the amount of $2,500 million in order to provide assurance that funds will be available to pay specified costs relating to the relocation of the incumbent users of the 800 MHz spectrum. To the extent that we provide the letter of credit contemplated by the Report and Order, the available revolving loan commitments under our credit facility would be reduced by a corresponding amount. The Report and Order also provides for a reduction in the amount of the letter of credit as, and to the extent that, payments of the specified costs are made by us, which would have the effect of increasing the amount of available revolving loan commitments by a corresponding amount.

      Our credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined under the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. As of September 30, 2004, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. Our credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in debt ratings and the repayment of our remaining outstanding term loan. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes and mandatorily redeemable preferred stock that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. We have satisfied the conditions under this facility and the applicable provisions of our senior notes and mandatorily redeemable preferred stock currently do not restrict our ability to borrow the remaining $2,983 million that is currently available under the revolving credit commitment.

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

Capital Needs.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital Expenditures;”

•	potential spectrum purchases and investments in new business opportunities;

•	potential payments to the FCC and other third parties and potential costs to reconfigure our spectrum in connection with the FCC’s recently announced Report and Order relating to the realignment of spectrum in the 800 MHz band;

•	potential material increases in the cost of compliance with regulatory mandates, particularly the requirement to deploy location-based Phase II E911 capabilities;

•	scheduled principal and interest payments related to our long-term debt, the redemption of our 9.375% senior notes due 2009 and any of our other securities that we choose to purchase or redeem; and

•	other general corporate expenditures, including the anticipated impact of becoming a full federal cash taxpayer in mid-2006, at the earliest.

      Capital Expenditures. Our capital expenditures during the nine months ended September 30, 2004 totaled $1,845 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter and receiver sites and related equipment to enhance our existing iDEN network’s geographic coverage and to maintain our network quality;

•	the enhancements to our existing iDEN technology to increase data speeds and voice capacity, including enhancements that may be made in connection with the implementation of the 800 MHz realignment plan;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.

      Our future capital expenditures are affected by our decisions with respect to the deployment of new technologies and the performance of future technology improvements. As described in more detail in our 2003 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. In the third quarter 2004, we began selling new handset models that operate in both the 6:1 and current 3:1 modes. Handsets that operate in both modes now make up the majority of handsets that we sell. In the third quarter 2004, in several of our markets, we activated 6:1 voice coder software in our network that allows handsets to shift between 3:1 and 6:1 modes, and is designed to provide us with the increased network capacity made available by the 6:1 voice coder. We currently expect to activate the network software in substantially all of our other markets by the first quarter 2005. If there are substantial delays in the activation of the network software, the related network capacity benefits would be delayed or reduced, and over time we would be required to invest additional capital in our infrastructure to satisfy our network capacity needs. Development of technology enhancements like the 6:1 voice coder would allow us to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. However, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services. We currently are working with several vendors, as part of a request-for-proposal process, in order to better understand the potential costs and returns of a nationwide wireless broadband network. See “— Forward-Looking Statements.”

      Future Contractual Obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of September 30, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

		Remainder					2009 and
Future Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes(1)	$9,776	$82	$442	$442	$442	$442	$7,926
Bank credit facility(2)	4,322	38	194	210	220	228	3,432
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	1,743	100	491	378	297	214	263
Purchase obligations and other(3)	2,375	149	514	452	283	241	736

Total	$18,461	$369	$1,641	$1,482	$1,242	$1,125	$12,602

(1)	These amounts do not include the effect of our October 2004 announced plan to redeem the principal amount of our 9.375% senior notes outstanding on November 15, 2004.

(2)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(3)	These amounts do not take into account any potential payments to the FCC or other third parties in connection with the Report and Order adopted by the FCC to resolve the problem of interference with public safety systems operating in the 800 MHz band.

      In addition, we have about $2 billion of open purchase orders for goods or services as of September 30, 2004 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of September 30, 2004. We expect substantially all of these commitments to become due in the next twelve months. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $304 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments. The minimum contractual amounts under our agreements with Motorola have been included in the table above. Motorola and we have extended through 2004 the terms of our handset and infrastructure supply agreements and are in the process of negotiating a long-term master supply agreement. In the event we are not able to reach an agreement with Motorola on a new long-term master supply agreement by the end of 2004, we may have to seek an extension of our existing agreement.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to the purchase of equity interests in Nextel Partners. Nextel Partners provides digital wireless communications services under the Nextel brand name utilizing iDEN technology in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest. Additional information regarding the circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock can be found in our 2003 annual report on Form 10-K.

      Future Outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing activities and scheduled debt repayment obligations. We expect to meet our funding needs for at least the next twelve months by using our cash balances on hand, funds available under our credit facility and anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures related to our existing iDEN network;

•	our scheduled debt service requirements, and the announced redemption of our 9.375% senior notes due 2009 in the fourth quarter 2004;

•	our current expectations regarding the anticipated timing and amount of our funding obligations, and the related requirement that we deliver letters of credit in the amount of $2,500 million securing those obligations, pursuant to the FCC’s recently announced Report and Order relating to the realignment of spectrum in the 800 MHz band as described in the FCC’s news release; and

•	other future contractual obligations.

      We have existing cash, cash equivalents and short-term investments on hand and available of $1,691 million as of September 30, 2004. Pursuant to the FCC’s Report and Order relating to the spectrum realignment, $2,500 million of the availability under our amended credit facility would be used to obtain a letter of credit to secure certain of our obligations relating to that decision. To the extent that we provide the letter of credit contemplated by the Report and Order, the available revolving loan commitments under our credit facility would be reduced by a corresponding amount. The Report and Order also provides for a reduction in the amount of the letter of credit as, and to the extent that, payments of the specified costs are made by us, which would have the effect of increasing the amount of available revolving loan commitments by a corresponding amount.

      If we deploy next generation technologies, our anticipated cash needs could increase significantly. If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business could change significantly.

      The conclusion that we expect to meet our funding needs for at least the next twelve months as described above does not take into account:

•	the impact of our participation in any future auctions for the purchase of licenses for significant amounts of spectrum;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	the funding required in connection with a deployment of next generation technologies;

•	potential material additional purchases or redemptions of our outstanding debt and equity securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to Phase II E911 service.

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

Regulatory Update

      Consumer Protection Rules. On May 27, 2004, the California Public Utilities Commission, or CPUC, adopted consumer protection rules that govern virtually every aspect of the relationship between telecommunications carriers, including us, and their customers, relating to, among other things, advertising and marketing of carrier services, the initiation and provisioning of services, including a mandatory 30-day return policy, billing and collection for services and customer care. With a few exceptions, the CPUC has required implementation of the rules by December 6, 2004, but has permitted carriers to request extensions of time for implementation. In September 2004, we filed a complaint in federal district court, which remains pending, that alleges that the rules are unlawful and contravene federal law and policy.

      Cell Site Tower Construction. In October 2004, the FCC released a report and order modifying the procedures for review of tower site construction and construction of other communications facilities. These new rules may result in complicating the review process due to required reviews by state governments, Native American tribes and other interested parties, as well as the FCC. In a separate pending proceeding that could impact the tower siting process, the FCC is conducting an inquiry into the effect that communications towers may have on migratory birds.

Forward-Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report, or that are made in other reports that are referred to in this quarterly report, are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance;

•	the timely development, availability and deployment of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder;

•	the timely development and deployment of higher speed data infrastructure and software designed to significantly increase the data speeds of our network;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, to develop new technologies or features for us, or to reimburse us for our costs related to the A-GPS software design defect, or in our relationship with it, as a result of the spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•	the ability to achieve and maintain market penetration and subscriber revenue levels sufficient to provide financial viability to our network business;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable being generated by our customers;

•	access to sufficient debt or equity capital to meet any operating and financing needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie services first introduced by several of our competitors in 2003;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order relating to the realignment of spectrum in the 800 MHz band and the requirement to deploy Phase II location-based E911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2003 and our subsequent quarterly reports on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of September 30, 2004, we were not a party to any material derivative instruments.

      As of September 30, 2004, we held $703 million of short-term investments and $988 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.

      The table below summarizes our remaining interest rate risks as of September 30, 2004 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, finance obligations and mandatorily redeemable preferred stock in effect at September 30, 2004. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligation
Fixed rate	$—	$1	$1	$5	$—	$6,196	$6,203	$6,421
Average interest rate	8%	8%	8%	8%	—	8%	8%
Variable rate	$6	$23	$36	$22	$22	$3,090	$3,199	$3,195
Average interest rate	4%	4%	4%	4%	4%	4%	4%

Item 4.	Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

      We completed the implementation of an Enterprise Resource Planning system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have been no other changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We are involved in certain legal proceedings that are described in our annual report on Form 10-K for the year ended December 31, 2003, and our subsequent quarterly reports on Form 10-Q. During the three months ended September 30, 2004, there were no material developments in the status of those legal proceedings that have not been previously disclosed in those reports.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

      In September 2004, we purchased from Motorola, Inc. 6 million shares of our class B common stock for $141 million in cash, or about $23.50 per share. We account for treasury stock under the cost method. We anticipate converting these shares into shares of our class A common stock pursuant to the terms of our certificate of incorporation and using them for stock issuances under our equity plans.

Item 6.     Exhibits.

      List of Exhibits.

Exhibit
Number	Exhibit Description

10.1	Form of Deferred Share Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.2	Form of Deferred Share Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.3	Form of Nonqualified Stock Option Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.4	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 5, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Deferred Share Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.2	Form of Deferred Share Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.3	Form of Nonqualified Stock Option Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10.4	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
15	Letter in Lieu of Consent for Review Report
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications