Form 10-Q/A
period 2004-03-31
NEXTEL COMMUNICATIONS INC
filed 2005-03-15
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
      This quarterly report on Form 10-Q/ A for the three months ended March 31, 2004 includes our restated unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003, which we restated to correct an error related to the determination of our lease term in accordance with generally accepted accounting principles and to reflect the impact of the restatements being made by NII Holdings, Inc., an entity in which we hold an equity interest, during the period in which we accounted for our investment under the equity method. See note 1 to our unaudited condensed consolidated financial statements included as part of this quarterly report for additional information.
      We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended March 31, 2004 (the “Original Form 10-Q”), filed on May 10, 2004 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Part I, Item 1 — Financial Statements — Unaudited, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures.
      Except as stated above, this report speaks only as of the Original Filing Date of the Original Form 10-Q, and this filing does not reflect any events occurring after the Original Filing Date.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.
Item 1.     Financial Statements — Unaudited.
NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
Unaudited

	2004	2003

	(as restated)	(as restated)
	See note 1	See note 1
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,687	$806
Short-term investments	1,026	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $78 and $86	1,243	1,276
Due from related parties	83	70
Handset and accessory inventory	306	223
Prepaid expenses and other current assets	271	148

Total current assets	4,616	3,688
Investments	477	408
Property, plant and equipment, net of accumulated depreciation of $5,994 and $5,562	9,191	9,093
Intangible assets, net of accumulated amortization of $103 and $92	7,044	7,038
Other assets	293	283

	$21,621	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$725	$663
Accrued expenses and other	1,267	1,382
Due to related parties	564	285
Current portion of long-term debt and capital lease obligation	364	487

Total current liabilities	2,920	2,817
Long-term debt	9,953	9,725
Deferred income taxes	1,923	1,873
Other liabilities	234	258

Total liabilities	15,030	14,673

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	101	99
Stockholders’ equity
Common stock, class A, 1.073 billion and 1.068 billion shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 million shares issued and outstanding	—	—
Paid-in capital	12,031	11,942
Accumulated deficit	(5,768)	(6,363)
Deferred compensation, net	(15)	(16)
Accumulated other comprehensive income	241	174

Total stockholders’ equity	6,490	5,738

	$21,621	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	2004	2003

	(as restated)	(as restated)
	See note 1	See note 1
Operating revenues
Service revenues	$2,776	$2,210
Handset and accessory revenues	327	161

	3,103	2,371

Operating expenses
Cost of service (exclusive of depreciation included below)	436	374
Cost of handset and accessory revenues	489	310
Selling, general and administrative	971	786
Depreciation	432	399
Amortization	11	14

	2,339	1,883

Operating income	764	488

Other (expense) income
Interest expense	(154)	(225)
Interest income	8	12
Loss on retirement of debt	(17)	(5)
Equity in losses of unconsolidated affiliates, net	—	(13)
Realized gain on sale of investments	26	—
Other, net	1	—

	(136)	(231)

Income before income tax provision	628	257
Income tax provision	(33)	(22)

Net income	595	235
Loss on retirement of mandatorily redeemable preferred stock	—	(2)
Mandatorily redeemable preferred stock dividends and accretion	(2)	(30)

Income available to common stockholders	$593	$203

Earnings per common share
Basic	$0.54	$0.20

Diluted	$0.52	$0.19

Weighted average number of common shares outstanding
Basic	1,106	1,010

Diluted	1,172	1,047

Comprehensive income, net of income tax
Unrealized gain on available-for-sale securities:
Net unrealized holding gains arising during the period	$77	$—
Reclassification adjustment for gain included in net income	(12)	—
Foreign currency translation adjustment	2	1
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	2
Unrealized gain on cash flow hedge	—	5

Other comprehensive income	67	8
Net income	595	235

Comprehensive income, net of income tax	$662	$243

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2004
(in millions)
Unaudited

								Accumulated Other
								Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock					Unrealized	Cumulative
					Paid-in	Accumulated	Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Investments	Adjustment	Total

						(as restated)		(as restated)		(as restated)
						See note 1		See note 1		See note 1
Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,363)	$(16)	$179	$(5)	$5,738
Net income						595				595
Other comprehensive income								65	2	67
Common stock issued under equity plans	5	—			91					91
Deferred compensation							1			1
Accretion on zero coupon mandatorily redeemable preferred stock					(2)					(2)

Balance, March 31, 2004	1,073	$1	36	$—	$12,031	$(5,768)	$(15)	$244	$(3)	$6,490

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(in millions)
Unaudited

	2004	2003

	(as restated)	(as restated)
	See note 1	See note 1
Cash flows from operating activities
Net income	$595	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	5	23
Provision for losses on accounts receivable	34	56
Amortization of deferred gain from sale of towers	(26)	(26)
Depreciation and amortization	443	413
Loss on retirement of debt	17	5
Equity in losses of unconsolidated affiliates, net	—	13
Realized gain on investments	(26)	—
Income tax provision	16	12
Other, net	4	(2)
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(5)	18
Handset and accessory inventory	(87)	51
Prepaid expenses and other assets	(130)	16
Accounts payable, accrued expenses and other	404	(1)

Net cash provided by operating activities	1,244	813

Cash flows from investing activities
Capital expenditures	(684)	(386)
Purchases of short-term investments	(553)	(728)
Proceeds from maturities and sales of short-term investments	695	650
Payments for purchases of licenses, investments and other, net of cash acquired	(56)	(229)
Proceeds from sale of investments and other	77	15

Net cash used in investing activities	(521)	(678)

Cash flows from financing activities
Proceeds from issuance of debt securities	494	—
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(191)	(570)
Proceeds from issuance of stock	68	10
Repayments under long-term credit facility	(48)	(49)
Borrowings under long-term credit facility	—	69
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease and finance obligations	(9)	(16)
Mandatorily redeemable preferred stock dividends paid	—	(15)

Net cash provided by (used in) financing activities	158	(625)

Net increase (decrease) in cash and cash equivalents	881	(490)
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$1,687	$1,356

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

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Income available to common stockholders — basic	$593	$203
Interest expense and preferred stock accretion eliminated upon the assumed conversion of:
6% convertible senior notes due 2011.	10	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	2	—

Income available to common stockholders — diluted	$605	$203

Weighted average number of common shares outstanding — basic	1,106	1,010
Effect of dilutive securities:
Equity plans	35	20
6% convertible senior notes due 2011	26	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—
Class A convertible preferred stock	—	17

Weighted average number of common shares outstanding — diluted	1,172	1,047

Earnings per common share
Basic	$0.54	$0.20

Diluted	$0.52	$0.19

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
      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

	Three Months Ended
	March 31,

	2004	2003

	(in millions, except
	per share amounts)
Income available to common stockholders, as reported	$593	$203
Stock-based compensation expense included in reported net income	1	2
Stock-based compensation expense determined under fair value based method	(55)	(82)

Income available to common stockholders, pro forma	$539	$123

Earnings per common share
As reported
Basic	$0.54	$0.20

Diluted	$0.52	$0.19

Pro forma
Basic	$0.49	$0.12

Diluted	$0.47	$0.12

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

     Restatement of Consolidated Financial Statements.
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at March 31, 2004 by approximately $90 million.
      NII Holdings, Inc., has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for 2003, it increased our losses on the line item “Equity in losses of unconsolidated affiliates, net” by $18 million and decreased our “Income available to common stockholders” by $8 million in our consolidated statement of operations for the year ended December 31, 2003. Furthermore, although this adjustment did not impact our unaudited condensed consolidated statements of operations or cash flows for the three months ended March 31, 2003, it did impact “Accumulated deficit” and “Total stockholders’ equity” in our unaudited condensed consolidated balance sheet as of December 31, 2003, and the January 1,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
2004 “Accumulated deficit” and “Unrealized gain on investments” balances of our unaudited condensed consolidated statement of changes in stockholders’ equity as of March 31, 2004 and January 1, 2004.
      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and $107 million as of December 31, 2003.
      The following is a summary of the effects of the restatement on our unaudited condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of March 31, 2004 and January 1, 2004.
Condensed Consolidated Balance Sheets
(in millions)
Unaudited

	As previously
As of March 31, 2004	reported	As restated

Deferred income taxes	$1,917	$1,923
Other liabilities	144	234
Total liabilities	14,934	15,030
Accumulated deficit	(5,663)	(5,768)
Accumulated other comprehensive income	232	241
Total stockholders’ equity	6,586	6,490

	As previously
As of December 31, 2003	reported	As restated

Deferred income taxes	$1,867	$1,873
Other liabilities	166	258
Total liabilities	14,575	14,673
Accumulated deficit	(6,256)	(6,363)
Accumulated other comprehensive income	165	174
Total stockholders’ equity	5,836	5,738

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
Unaudited

	As previously
Three months ended March 31, 2004	reported	As restated

Cost of service (exclusive of depreciation)	$438	$436
Operating income	762	764
Income before income tax provision	626	628
Net income	593	595
Income available to common stockholders	$591	$593
Earnings per common share
Basic	$0.53	$0.54
Diluted	$0.51	$0.52
Comprehensive income, net of income tax	$660	$662

	As previously
Three months ended March 31, 2003	reported	As restated

Cost of service (exclusive of depreciation)	$369	$374
Operating income	493	488
Income before income tax provision	262	257
Net income	240	235
Income available to common stockholders	$208	$203
Earnings per common share
Basic	$0.21	$0.20
Diluted	$0.20	$0.19
Comprehensive income, net of income tax	$248	$243
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in millions)
Unaudited

	As previously
As of March 31, 2004	reported	As restated

Accumulated deficit	$(5,663)	$(5,768)
Unrealized gain on investments	$235	$244
As of January 1, 2004

Accumulated deficit	$(6,256)	$(6,363)
Unrealized gain on investments	$170	$179

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Consolidated Statements of Cash Flows
(in millions)
Unaudited

	As previously
Three months ended March 31, 2004	reported	As restated

Net income	$593	$595
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	406	404

	As previously
Three months ended March 31, 2003	reported	As restated

Net income	$240	$235
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	(6)	(1)
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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Note 2.     Intangible Assets

		March 31, 2004			December 31, 2003

		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$98	$83	$15	$98	$75	$23
Spectrum sharing and noncompete agreements and other	Up to 20 years	82	20	62	82	17	65

		180	103	77	180	92	88

Unamortized intangible assets
FCC licenses	Indefinite	6,939		6,939	6,922		6,922
Goodwill	Indefinite	28		28	28		28

		6,967		6,967	6,950		6,950

Total intangible assets		$7,147	$103	$7,044	$7,130	$92	$7,038

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
Reston, Virginia
      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive income and of cash flows for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company’s management.
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
      We have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004 (March 14, 2005 as to the effects of the restatement discussed in note 1), we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002 and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in 2001). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet (as restated) from which it has been derived.
DELOITTE & TOUCHE LLP
McLean, Virginia
May 6, 2004
(March 14, 2005, as to the effects of the restatement discussed in note 1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A. Overview
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at March 31, 2004 by approximately $90 million.
      NII Holdings, Inc., has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for 2003, it increased our losses on the line item “Equity in earnings (losses) of unconsolidated affiliates, net” by $18 million and decreased our “Income available to common stockholders” by $8 million in our 2003 consolidated statement of operations. Furthermore, although this adjustment did not impact our unaudited condensed consolidated statements of operations or cash flows for the three months ended March 31, 2003, it did impact “Accumulated deficit” and “Total stockholders’ equity” in our unaudited condensed consolidated balance sheet as of December 31, 2003, and the January 1, 2004 “Accumulated deficit” and “Unrealized gain on investments” balances of our unaudited condensed consolidated statement of changes in stockholders’ equity as of March 31, 2004 and January 1, 2004.
      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and $107 million for the year ended December 31, 2003. See note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/ A for a summary of the effects of these changes on our unaudited condensed consolidated balance sheet as of March 31, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of March 31, 2004 and January 1, 2004. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections and adjustments.
Company Overview.
      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-

talkie services including our Nextel Nationwide Direct ConnectSM walkie-talkie service, and wireless data transmission services. As of March 31, 2004, we provided service to about 13.4 million subscribers, other than about 537,000 subscribers who purchase pre-paid services under our Boost Mobile™ brand. For the first quarter 2004, we had $3,103 million in operating revenues and income available to common stockholders of $593 million. We ended the first quarter 2004 with over 17,000 employees.
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
      Net Operating Loss Valuation Allowance. As of December 31, 2003, we had a valuation allowance of $2,544 million. This valuation allowance includes a reserve for net operating loss carryforwards, as well as for capital loss carryforwards and separate return net operating loss carryforwards. Because we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the tax benefit of the net operating loss carryforwards will be realized, the valuation allowance includes a full reserve against the benefit of these carryforwards. We reached this conclusion after reviewing our complete history of financial statement and tax net operating losses and our recent generation of earnings and taxable income.
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

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Service revenues	$2,776	89%	$2,210	93%	$566	26%
Cost of service (exclusive of depreciation)	436	14%	374	16%	62	17%

Service gross margin	$2,340		$1,836		$504	27%

Service gross margin percentage	84%		83%

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
      Cost of Service. Cost of service increased 17% from March 31, 2003 to March 31, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced:

•	a 19% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 33% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 4% decrease in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased 19% primarily due to:

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in transmitter and receiver and switch related operational costs due to a 9% increase in transmitter and receiver sites placed into service from March 31, 2003 to March 31, 2004; and

•	an increase in headcount and related employee costs to support our expanding network; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.
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

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Current period handset and accessory sales	$327	11%	$250	11%	$77	31%
SAB No. 101	—	—%	(89)	(4)%	89	100%

Handset and accessory revenues	327	11%	161	7%	166	103%

Current period cost of handset and accessory sales	489	16%	399	17%	90	23%
SAB No. 101	—	—%	(89)	(4)%	89	100%

Cost of handset and accessory revenues	489	16%	310	13%	179	58%

Handset and accessory net subsidy	$(162)		$(149)		$(13)	9%

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

Interest and Other.

			Change from
	March 31,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Three Months Ended
Interest expense	$(154)	$(225)	$71	32%
Interest income	8	12	(4)	(33)%
Loss on retirement of debt, net	(17)	(5)	(12)	NM
Equity in losses of unconsolidated affiliates, net	—	(13)	13	100%
Realized gain on sale of investment	26	—	26	100%
Other, net	1	—	1	100%
Income tax provision	(33)	(22)	(11)	(50)%
Income available to common stockholders	593	203	390	192%

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

Future		Remainder					2009 and
Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes(1)	$10,608	$359	$496	$496	$496	$496	$8,265
Bank credit facility(2)	4,621	368	575	598	635	134	2,311
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	2,866	325	433	414	393	362	939
Purchase obligations and other	2,368	525	498	436	267	221	421

Total	$20,708	$1,577	$2,002	$1,944	$1,791	$1,213	$12,181

(1)	These amounts do not include the effect of our May 2004 announcement of the redemption of the entire $608 million in outstanding principal amount of our 6% convertible senior notes due 2011.

(2)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.
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
Item 4.     Controls and Procedures.
      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act.
      In connection with the Original Form 10-Q, as required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.
      Subsequent to the period covered by this report, we determined that it was appropriate to restate certain of our prior financial statements relating to the accounting treatment of operating leases. As a result, on February 16, 2005, our management and the audit committee of our board of directors, after discussions with our independent registered public accounting firm, Deloitte & Touche LLP, concluded that our historical financial statements should be restated to correct certain errors relating to the accounting for operating leases. The restatement is further discussed in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10—Q/ A.
      As a result, we effected a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies in our lease accounting policies and practices that led to the restatement noted above. Management has concluded that these internal control deficiencies do not constitute a material weakness in internal control over financial reporting.
      We completed the implementation of an ERP system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K.
      (a) List of Exhibits.

Exhibit
Number		Exhibit Description

4	.1†	Form of Series C 5.95% senior serial redeemable note due 2014
10	.1.1*†	Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement and Term Sheet for Subscriber Units and Services, dated March 16, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.1.2*†	Term Sheet Subscriber Units and Services, dated December 31, 2003, between Nextel Communications, Inc. and Motorola, Inc.
10	.1.3*†	Amendment One to the Term Sheet for Subscriber Units and Services Agreement, dated March 31, 2004, between Motorola Inc. and Nextel Communications, Inc.
10	.2.1**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Thomas N. Kelly, Jr.
10	.2.2**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Paul N. Saleh
10	.2.3**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Barry J. West
10	.2.4**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Leonard J. Kennedy
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

†	Previously filed with Original Form 10-Q.

      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed January 5, 2004, furnishing a press release announcing that financial guidance would be reaffirmed at a conference under Item 9.

2.	Current report on Form 8-K dated and filed February 19, 2004, reporting certain financial and operating results under Item 5 and furnishing a press release announcing certain financial and operating results for 2003 under Item 9.

3.	Current report on Form 8-K dated and filed March 18, 2004, reporting under Item 5 the filing of the Underwriting Agreement, dated March 16, 2004, and an opinion of counsel relating to our 5.95% senior serial redeemable notes due 2014.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ William G. Arendt

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)
Date: March 14, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

4	.1†	Form of Series C 5.95% senior serial redeemable note due 2014
10	.1.1*†	Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement and Term Sheet for Subscriber Units and Services, dated March 16, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.1.2*†	Term Sheet Subscriber Units and Services, dated December 31, 2003, between Nextel Communications, Inc. and Motorola, Inc.
10	.1.3*†	Amendment One to the Term Sheet for Subscriber Units and Services Agreement, dated March 31, 2004, between Motorola Inc. and Nextel Communications, Inc.
10	.2.1**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Thomas N. Kelly, Jr.
10	.2.2**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Paul N. Saleh
10	.2.3**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Barry J. West
10	.2.4**†	Employment Agreement, dated April 1, 2004, between Nextel Communications, Inc. and Leonard J. Kennedy
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

†	Previously filed with Original Form 10-Q.