Form 10-Q/A
period 2004-06-30
NEXTEL COMMUNICATIONS INC
filed 2005-03-15
CIK 824169

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

EXPLANATORY NOTE
      This quarterly report on Form 10-Q/ A for the six and three months ended June 30, 2004 includes our restated unaudited consolidated financial statements for the six and three months ended June 30, 2004 and 2003, which we restated to correct an error related to the determination of our lease term in accordance with generally accepted accounting principles and to reflect the impact of the restatements being made by NII Holdings, Inc., an entity in which we hold an equity interest, during the period in which we accounted for our investment under the equity method. See note 1 to our unaudited condensed consolidated financial statements included as part of this quarterly report for additional information.
      We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended June 30, 2004 (the “Original Form 10-Q”), filed on August 9, 2004 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Part I, Item 1 — Financial Statements — Unaudited, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures.
      Except as stated above, this report speaks only as of the Original Filing Date of the Original Form 10-Q, and this filing does not reflect any events occurring after the Original Filing Date.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.
Item 1.     Financial Statements — Unaudited.
NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
Unaudited

	2004	2003

	(as restated)	(as restated)
	see note 1	see note 1
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,082	$806
Short-term investments	1,012	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $77 and $86	1,369	1,276
Due from related parties	131	70
Handset and accessory inventory	461	223
Prepaid expenses and other current assets	331	148

Total current assets	4,386	3,688
Investments	460	408
Property, plant and equipment, net of accumulated depreciation of $6,437 and $5,562	9,327	9,093
Intangible assets, net of accumulated amortization of $85 and $92.	7,220	7,038
Other assets	276	283

	$21,669	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$855	$663
Accrued expenses and other	1,265	1,382
Due to related parties	656	285
Current portion of long-term debt and capital lease obligation	385	487

Total current liabilities	3,161	2,817
Long-term debt	9,222	9,725
Deferred income taxes (note 4)	638	1,873
Other liabilities	293	258

Total liabilities	13,314	14,673

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	103	99
Stockholders’ equity
Common stock, class A, 1.077 billion and 1.068 billion shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 million shares issued and outstanding	—	—
Paid-in capital	12,484	11,942
Accumulated deficit	(4,426)	(6,363)
Deferred compensation, net	(38)	(16)
Accumulated other comprehensive income	231	174

Total stockholders’ equity	8,252	5,738

	$21,669	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Six and Three Months Ended June 30, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(as restated)	(as restated)	(as restated)	(as restated)
	see note 1	see note 1	see note 1	see note 1
Operating revenues
Service revenues	$5,715	$4,595	$2,939	$2,385
Handset and accessory revenues	677	332	350	171

	6,392	4,927	3,289	2,556

Operating expenses
Cost of service (exclusive of depreciation included below)	891	786	455	412
Cost of handset and accessory revenues	985	625	496	315
Selling, general and administrative	2,049	1,615	1,078	829
Depreciation	874	807	442	408
Amortization	22	28	11	14

	4,821	3,861	2,482	1,978

Operating income	1,571	1,066	807	578

Other income (expense)
Interest expense	(309)	(444)	(155)	(219)
Interest income	15	22	7	10
Loss on retirement of debt	(51)	(7)	(34)	(2)
Equity in losses of unconsolidated affiliates, net	(2)	(59)	(2)	(46)
Realized gain on sale of investments	26	—	—	—
Other, net	3	—	2	—

	(318)	(488)	(182)	(257)

Income before income tax benefit (provision)	1,253	578	625	321
Income tax benefit (provision) (note 4)	684	(49)	717	(27)

Net income	1,937	529	1,342	294
Loss on retirement of mandatorily redeemable preferred stock	—	(7)	—	(5)
Mandatorily redeemable preferred stock dividends and accretion	(4)	(53)	(2)	(23)

Income available to common stockholders	$1,933	$469	$1,340	$266

Earnings per common share
Basic	$1.74	$0.46	$1.21	$0.26

Diluted	$1.67	$0.45	$1.16	$0.25

Weighted average number of common shares outstanding
Basic	1,108	1,020	1,110	1,029

Diluted	1,168	1,050	1,173	1,052

Comprehensive income, net of income tax
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	$67	$4	$(10)	$4
Reclassification adjustment for gain included in net income	(12)	—	—	—
Foreign currency translation adjustment	2	(3)	—	(4)
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	3	—	1
Unrealized gain on cash flow hedge	—	11	—	6

Other comprehensive income (loss)	57	15	(10)	7
Net income	1,937	529	1,342	294

Comprehensive income, net of income tax	$1,994	$544	$1,332	$301

The accompanying notes, including note 5 “ — Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2004
(in millions)
Unaudited

								Accumulated Other
								Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock					Unrealized	Cumulative
					Paid-in	Accumulated	Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Investments	Adjustment	Total

						(as restated)		(as restated)		(as restated)
						see note 1		see note 1		see note 1
Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,363)	$(16)	$179	$(5)	$5,738
Net income						1,937				1,937
Other comprehensive income								55	2	57
Common stock issued under equity plans	9	—			128					128
Deferred compensation					28		(22)			6
Release of valuation allowance attributable to stock options (note 4)					389					389
Increase on issuance of equity by affiliates, net of deferred income tax					1					1
Accretion on zero coupon mandatorily redeemable preferred stock					(4)					(4)

Balance, June 30, 2004.	1,077	$1	36	$—	$12,484	$(4,426)	$(38)	$234	$(3)	$8,252

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(in millions)
Unaudited

	2004	2003

	(as restated)	(as restated)
	see note 1	see note 1
Cash flows from operating activities
Net income	$1,937	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	11	32
Provision for losses on accounts receivable	68	81
Amortization of deferred gain from sale of towers	(53)	(53)
Depreciation and amortization	896	835
Loss on retirement of debt	51	7
Equity in losses of unconsolidated affiliates, net	2	59
Realized gain on sale of investments	(26)	—
Net tax benefit from the release of the net operating loss valuation allowance	(761)	—
Income tax provision	30	29
Other, net	19	15
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(173)	(140)
Handset and accessory inventory	(246)	24
Prepaid expenses and other assets	(237)	9
Accounts payable, accrued expenses and other	487	89

Net cash provided by operating activities	2,005	1,516

Cash flows from investing activities
Capital expenditures	(1,188)	(727)
Purchases of short-term investments	(1,116)	(1,191)
Proceeds from maturities and sales of short-term investments	1,275	1,057
Payments for purchases of licenses, investments and other, net of cash acquired	(243)	(238)
Proceeds from sale of investments and other	77	—

Net cash used in investing activities	(1,195)	(1,099)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(827)	(707)
Proceeds from issuance of debt securities	494	—
Proceeds from issuance of stock	104	36
Repayments under long-term credit facility	(139)	(99)
Borrowings under long-term credit facility	—	69
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease obligation	(9)	(25)
Mandatorily redeemable preferred stock dividends paid	—	(42)
Other	(1)	(1)

Net cash used in financing activities	(534)	(823)

Net increase (decrease) in cash and cash equivalents	276	(406)
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$1,082	$1,440

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

			Three Months Ended
	Six Months Ended June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders — basic	$1,933	$469	$1,340	$266
Interest expense eliminated upon the assumed conversion of:
5.25% convertible senior notes due 2010.	—	—	8	—
6% convertible senior notes due 2011.	16	—	7	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	3	—

Income available to common stockholders — diluted	$1,954	$469	$1,358	$266

Weighted average number of common shares outstanding — basic	1,108	1,020	1,110	1,029
Effect of dilutive securities:
Equity plans	33	22	31	23
5.25% convertible senior notes due 2010.	—	—	8	—
6% convertible senior notes due 2011.	22	—	19	—
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	5	—
Class A convertible preferred stock	—	8	—	—

Weighted average number of common shares outstanding — diluted	1,168	1,050	1,173	1,052

Earnings per common share
Basic	$1.74	$0.46	$1.21	$0.26

Diluted	$1.67	$0.45	$1.16	$0.25

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
      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

			Three Months Ended
	Six Months Ended June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$1,933	$469	$1,340	$266
Stock-based compensation expense included in reported net income	5	4	4	2
Stock-based compensation expense determined under fair value based method	(118)	(163)	(63)	(81)

Income available to common stockholders, pro forma	$1,820	$310	$1,281	$187

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

			Three Months Ended
	Six Months Ended June 30,		June 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Earnings per common share
As reported
Basic	$1.74	$0.46	$1.21	$0.26

Diluted	$1.67	$0.45	$1.16	$0.25

Pro forma
Basic	$1.64	$0.30	$1.15	$0.18

Diluted	$1.58	$0.30	$1.11	$0.18

     Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2004	2003

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,188	$727
Changes in capital expenditures accrued, unpaid or financed	(65)	—

	$1,123	$727

Interest costs
Interest expense	$309	$444
Interest capitalized	5	20

	$314	$464

Cash paid for interest, net of amounts capitalized	$310	$368

Cash received for interest	$13	$16

Cash paid for income taxes	$38	$47

Restatement of Consolidated Financial Statements.
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at June 30, 2004 by approximately $88 million.
      NII Holdings, Inc. has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for any period in 2003, it increased our losses on the line item “Equity in earnings (losses) of unconsolidated affiliates, net” and decreased our “Income available to common stockholders” by $11 million in our consolidated statement of operations and comprehensive income for the six and three months ended June 30, 2003.
      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and $107 million as of December 31, 2003.
      The following is a summary of the effects of the restatement on our unaudited condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the six and three months ended June 30, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of June 30, 2004 and January 1, 2004.
Condensed Consolidated Balance Sheets
(in millions)
Unaudited

	As previously	As
As of June 30, 2004	reported	restated

Deferred income taxes	$670	$638
Other liabilities	205	293
Total liabilities	13,258	13,314
Accumulated deficit	(4,361)	(4,426)
Accumulated other comprehensive income	222	231
Total stockholders’ equity	8,308	8,252

	As previously	As
As of December 31, 2003	reported	restated

Deferred income taxes	$1,867	$1,873
Other liabilities	166	258
Total liabilities	14,575	14,673
Accumulated deficit	(6,256)	(6,363)
Accumulated other comprehensive income	165	174
Total stockholders’ equity	5,836	5,738

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
Unaudited

	As previously	As
Six months ended June 30, 2004	reported	restated

Cost of service (exclusive of depreciation)	$895	$891
Operating income	1,567	1,571
Income before income tax benefit (provision)	1,249	1,253
Income tax benefit (provision)	646	684
Net income	1,895	1,937
Income available to common stockholders	$1,891	$1,933
Earnings per common share
Basic	$1.71	$1.74
Diluted	$1.64	$1.67
Comprehensive income, net of income tax	$1,952	$1,994

	As previously	As
Six months ended June 30, 2003	reported	restated

Cost of service (exclusive of depreciation)	$777	$786
Operating income	1,075	1,066
Equity in losses of unconsolidated affiliates, net	(48)	(59)
Income before income tax benefit (provision)	598	578
Net income	549	529
Income available to common stockholders	$489	$469
Earnings per common share
Basic	$0.48	$0.46
Diluted	$0.47	$0.45
Comprehensive income, net of income tax	$564	$544

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	As previously	As
Three months ended June 30, 2004	reported	restated

Cost of service (exclusive of depreciation)	$457	$455
Operating income	805	807
Income before income tax benefit (provision)	623	625
Income tax benefit (provision)	679	717
Net income	1,302	1,342
Income available to common stockholders	$1,300	$1,340
Earnings per common share
Basic	$1.17	$1.21
Diluted	$1.12	$1.16
Comprehensive income, net of income tax	$1,292	$1,332

	As previously	As
Three months ended June 30, 2003	reported	restated

Cost of service (exclusive of depreciation)	$408	$412
Operating income	582	578
Equity in losses of unconsolidated affiliates, net	(35)	(46)
Income before income tax benefit (provision)	336	321
Net income	309	294
Income available to common stockholders	$281	$266
Earnings per common share
Basic	$0.27	$0.26
Diluted	$0.27	$0.25
Comprehensive income, net of income tax	$316	$301
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in millions)
Unaudited

	As previously	As
As of June 30, 2004	reported	restated

Accumulated deficit	$(4,361)	$(4,426)
Unrealized gain on investments	$225	$234

	As previously	As
As of January 1, 2004	reported	restated

Accumulated deficit	$(6,256)	$(6,363)
Unrealized gain on investments	$170	$179

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Consolidated Statements of Cash Flows
(in millions)
Unaudited

	As previously	As
Six months ended June 30, 2004	reported	restated

Net income	$1,895	$1,937
Net tax benefit from the release of valuation allowance	(726)	(761)
Income tax provision	33	30
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	491	487

	As previously	As
Six months ended June 30, 2003	reported	restated

Net income	$549	$529
Equity in losses of unconsolidated affiliates, net	48	59
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	80	89
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
      During the three months ended June 30, 2003, we purchased and retired a total of $43 million in aggregate principal amount at maturity of our outstanding senior notes in exchange for $45 million in cash. As part of these transactions, we recognized a $2 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $88 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $92 million in cash. As part of these transactions, we recognized a $5 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.
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
      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. For the three months ended June 30, 2004, we recorded a $717 million tax benefit that includes the valuation allowance reversal discussed above, net of accrued amounts for current and prior years’ federal and state income taxes.
      The valuation allowance balance as of June 30, 2004 of about $800 million is comprised primarily of the tax impact of capital losses incurred in prior years for which an allowance is still required.
      Our income tax benefit (provision) is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Federal and state current and deferred income tax expense	$(217)	$(49)	$(184)	$(27)
Valuation allowance release	901	—	901	—

Income tax benefit (provision)	$684	$(49)	$717	$(27)

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
      We have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004 (March 14, 2005, as to the effects of the restatement discussed in note 1), we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002 and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in 2001). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet (as restated) from which it has been derived.
DELOITTE & TOUCHE LLP
McLean, Virginia
August 6, 2004
(March 14, 2005, as to the effects of the restatement discussed in note 1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A. Overview
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at June 30, 2004 by approximately $88 million.
      NII Holdings, Inc. has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for any period in 2003, it increased our losses on the line item “Equity in earnings (losses) of unconsolidated affiliates, net” and decreased our “Income available to common stockholders” by $11 million in our unaudited condensed consolidated statement of operations and comprehensive income for the six and three months ended June 30, 2003.
      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and of $107 million as of December 31, 2003. See note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A for a summary of the effects of these changes on our unaudited condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the six and three months ended June 30, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of June 30, 2004 and January 1, 2004. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections and adjustments.
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
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie services, and wireless data transmission services. As of June 30, 2004, we provided service to about 13.9 million subscribers, not including the 605,000 subscribers who purchase pre-paid services under our Boost Mobiletm brand. For the second quarter 2004, we had operating revenues of $3,289 million and income available to common stockholders of $1,340 million. In the second quarter 2004, we recorded a net tax benefit of $761 million resulting from the reversal of a significant portion of the valuation allowance attributable to our net operating loss carryforwards. For the six months ended June 30, 2004, we had operating revenues of $6,392 million and income available to common stockholders of $1,933 million. We ended the second quarter 2004 with about 17,700 employees.
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
      Net Operating Loss Valuation Allowance. As of March 31, 2004, we had recorded a full reserve against the tax benefits of our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. The valuation allowance balance as of June 30, 2004 of about $800 million is comprised primarily of the tax impact of capital losses incurred in prior years for which an allowance is still required.
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

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			(dollars in millions)
Six Months Ended
Service revenues	$5,715	89%	$4,595	93%	$1,120	24%
Cost of service (exclusive of depreciation)	891	14%	786	16%	105	13%

Service gross margin	$4,824		$3,809		$1,015	27%

Service gross margin percentage	84%		83%

Three Months Ended
Service revenues	$2,939	89%	$2,385	93%	$554	23%
Cost of service (exclusive of depreciation)	455	14%	412	16%	43	10%

Service gross margin	$2,484		$1,973		$511	26%

Service gross margin percentage	85%		83%

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

      Cost of Service. Cost of service increased 13% from the six months ended June 30, 2003 compared to the six months ended June 30, 2004 and 10% from the three months ended June 30, 2003 compared to the three months ended June 30, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the six and three months ended June 30, 2003 compared to the six and three months ended June 30, 2004, we experienced:

•	a 14% and 12% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 29% and 26% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 5% and 8% decrease in variable interconnection fees.
      Costs related to the operation and maintenance of our network and fixed interconnection fees increased primarily due to:

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in transmitter and receiver and switch related operational costs due to an 11% increase in transmitter and receiver sites placed into service from June 30, 2003 to June 30, 2004;

•	an increase in headcount and related employee costs to support our expanding network and customer base; and

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facility fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.
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
      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 83% for the six months ended June 30, 2003 to 84% for the six months ended June 30, 2004 and from 83% for the three months ended June 30, 2003 to 85% for the three months ended June 30, 2004. Our service gross margin percentage improved primarily due to the combination of increased service revenues from subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings.
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
Interest and Other.

			Change from
	June 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Six Months Ended
Interest expense	$(309)	$(444)	$135	30%
Interest income	15	22	(7)	(32)%
Loss on retirement of debt	(51)	(7)	(44)	NM
Equity in losses of unconsolidated affiliates, net	(2)	(59)	57	97%
Realized gain on sale of investments	26	—	26	100%
Other, net	3	—	3	100%
Income tax benefit (provision)	684	(49)	733	NM
Income available to common stockholders	1,933	469	1,464	NM

Three Months Ended
Interest expense	$(155)	$(219)	$64	29%
Interest income	7	10	(3)	(30)%
Loss on retirement of debt	(34)	(2)	(32)	NM
Equity in losses of unconsolidated affiliates, net	(2)	(46)	44	96%
Other, net	2	—	2	100%
Income tax benefit (provision)	717	(27)	744	NM
Income available to common stockholders	1,340	266	1,074	NM

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
      Equity in Losses of Unconsolidated Affiliates. The $2 million in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2004 was primarily due to losses attributable to our equity method investment in Nextel Partners. The $59 million and $46 million in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2003 was due to losses attributable to our equity method investment in Nextel Partners of $64 million and $48 million partially offset by our equity in earnings of NII Holdings of $5 million and $2 million. In 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting; however, as Nextel Partners issues additional equity, we may adjust our investment balance accordingly and record additional equity in losses. During the fourth quarter 2003, we sold shares of NII Holdings common stock, thereby decreasing our ownership percentage, and now account for our interest in NII Holdings as an available-for-sale cost method investment.
      Realized Gain on Investments. In the first quarter 2004, we tendered our NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.
      Income Tax Benefit (Provision). Income tax benefit for the six and three months ended June 30, 2004 was $684 million and $717 million. Income tax provision for the six and three months ended June 30, 2003 was $49 million and $27 million. During the second quarter 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expenses.
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

		Remainder					2009 and
Future Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes	$9,798	$226	$453	$453	$453	$453	$7,760
Bank credit facility(1)(2)	4,758	255	602	627	667	183	2,424
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	2,757	216	433	414	393	362	939
Purchase obligations and other(3)	2,553	326	516	452	283	241	735

Total	$20,111	$1,023	$2,004	$1,946	$1,796	$1,239	$12,103

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	These amounts do not include the effect of the July 2004 amendment to our bank credit facility as discussed above.

(3)	These amounts do not take into account any potential payments to the FCC or other third parties in connection with the Report and Order adopted by the FCC to resolve the problem of interference with public safety systems operating in the 800 MHz band.
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
      Subsequent to the period covered by this report, we determined that it was appropriate to restate certain of our prior financial statements relating to the accounting treatment of operating leases. As a result, on February 16, 2005, our management and the audit committee of our board of directors, after discussions with our independent registered public accounting firm, Deloitte & Touche LLP, concluded that our historical financial statements should be restated to correct certain errors relating to the accounting for operating leases. The restatement is further discussed in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10 — Q/ A.
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
      We completed the implementation of an ERP system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There were no other changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K.
      (a) List of Exhibits.

Exhibit
Number		Exhibit Description

4	.1†	Second Amended and Restated Credit Agreement, dated July 15, 2004, among Nextel Communications, Inc., Nextel Finance Company and the other Restricted Companies party thereto, the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent.
10	.1†	Nextel Communications, Inc. Amended and Restated Associate Stock Purchase Plan (filed on April 6, 2004 as Annex A to the proxy statement in connection with the 2004 annual meeting of stockholders of Nextel Communications, Inc. and incorporated herein by reference).
10	.2†	Amendment No. 9 to Amended and Restated Shareholders’ Agreement by and among Nextel Partners, Inc. and the stockholders named therein. (filed by Nextel Partners on May 10, 2004 as Exhibit 10.2(i) to Nextel Partners quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference).
10	.3†	Form of Indemnification Agreement between Nextel Communications, Inc. and each of its directors and officers.
15		Letter in Lieu of Consent for Review Report.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certifications.

†	Previously filed with Original Form 10-Q.
      (b) Reports on Form 8-K filed with the Securities and Exchange Commission.

1.	Current report on Form 8-K dated and filed April 22, 2004, reporting certain financial and operating results under Item 5 and furnishing a press release announcing certain financial and operating results for the first quarter of 2004 under Item 12.

2.	Current report on Form 8-K dated and filed May 24, 2004, furnishing a press release announcing that financial guidance would be reaffirmed at a conference under Item 9.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ William G. Arendt

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)
Date: March 14, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

4	.1†	Second Amended and Restated Credit Agreement, dated July 15, 2004, among Nextel Communications, Inc., Nextel Finance Company and the other Restricted Companies party thereto, the Revolving Credit Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent.
10	.3†	Form of Indemnification Agreement between Nextel Communications, Inc. and each of its directors and officers.
15		Letter in Lieu of Consent for Review Report.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certifications.

†	Previously filed with Original Form 10-Q.