Form 10-Q/A
period 2004-09-30
NEXTEL COMMUNICATIONS INC
filed 2005-03-15
CIK 824169

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

EXPLANATORY NOTE

      This quarterly report on Form 10-Q/ A for the nine and three months ended September 30, 2004 includes our restated unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2004 and 2003, which we restated to correct an error related to the determination of our lease term in accordance with generally accepted accounting principles and to reflect the impact of the restatements being made by NII Holdings, Inc., an entity in which we hold an equity interest, during the period in which we accounted for our investment under equity method. See note 1 to our unaudited condensed consolidated financial statements included as part of this quarterly report for additional information.

      We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Form 10-Q”), filed on November 8, 2004 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include Part I, Item 1 — Financial Statements — Unaudited, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures.

      Except as stated above, this report speaks only as of the Original Filing Date of the Original Form 10-Q, and this filing does not reflect any events occurring after the Original Filing Date.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
Unaudited

	2004	2003

	(as restated)	(as restated)
	See note 1	See note 1

	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$988	$806
Short-term investments	703	1,165
Accounts and notes receivable, less allowance for doubtful accounts of $71 and $86	1,410	1,276
Due from related parties	306	70
Handset and accessory inventory	483	223
Prepaid expenses	240	119
Other current assets	302	29

Total current assets	4,432	3,688
Investments	306	408
Property, plant and equipment, net of accumulated depreciation of $6,897 and $5,562	9,526	9,093
Intangible assets, net of accumulated amortization of $61 and $92.	7,216	7,038
Other assets	331	283

	$21,811	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$842	$663
Accrued expenses and other	1,272	1,382
Due to related parties	701	285
Current portion of long-term debt and capital lease obligation	24	487

Total current liabilities	2,839	2,817
Long-term debt	9,102	9,725
Deferred income taxes (note 4)	703	1,873
Other liabilities	308	258

Total liabilities	12,952	14,673

Commitments and contingencies (note 7)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	105	99
Stockholders’ equity
Common stock, class A, 1.080 billion and 1.068 billion shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 million shares issued; 30 million and 36 million shares outstanding	—	—
Paid-in capital	12,477	11,942
Accumulated deficit	(3,836)	(6,363)
Treasury stock, at cost	(141)	—
Deferred compensation, net	(34)	(16)
Accumulated other comprehensive income	287	174

Total stockholders’ equity	8,754	5,738

	$21,811	$20,510

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income
For the Nine and Three Months Ended September 30, 2004 and 2003
(in millions, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(as restated)	(as restated)	(as restated)	(as restated)
	See note 1	See note 1	See note 1	See note 1
Operating revenues
Service revenues	$8,768	$7,194	$3,053	$2,599
Handset and accessory revenues	1,022	620	345	288

	9,790	7,814	3,398	2,887

Operating expenses
Cost of service (exclusive of depreciation included below)	1,401	1,232	510	446
Cost of handset and accessory revenues	1,489	1,040	504	415
Selling, general and administrative	3,108	2,517	1,059	902
Depreciation	1,337	1,223	463	416
Amortization	29	41	7	13

	7,364	6,053	2,543	2,192

Operating income	2,426	1,761	855	695

Other income (expense)
Interest expense	(455)	(664)	(146)	(220)
Interest income	21	32	6	10
Loss on retirement of debt	(85)	(139)	(34)	(132)
Equity in earnings (losses) of unconsolidated affiliates, net	4	(53)	6	6
Realized gain on sale of investments	26	—	—	—
Other, net	4	2	1	2

	(485)	(822)	(167)	(334)

Income before income tax benefit (provision)	1,941	939	688	361
Income tax benefit (provision) (note 4)	586	(70)	(98)	(21)

Net income	2,527	869	590	340
Loss on retirement of mandatorily redeemable preferred stock	—	(7)	—	—
Mandatorily redeemable preferred stock dividends and accretion	(6)	(55)	(2)	(2)

Income available to common stockholders	$2,521	$807	$588	$338

Earnings per common share
Basic	$2.27	$0.78	$0.53	$0.32

Diluted	$2.20	$0.76	$0.52	$0.31

Weighted average number of common shares outstanding
Basic	1,110	1,030	1,114	1,050

Diluted	1,158	1,060	1,136	1,091

Comprehensive income, net of income tax
Unrealized gains on available-for-sale securities:
Net unrealized holding gains arising during the period	$123	$7	$56	$3
Reclassification adjustment for gain included in net income	(12)	—	—	—
Foreign currency translation adjustment	2	(5)	—	(2)
Cash flow hedge:
Reclassification of transition adjustment included in net income	—	4	—	1
Unrealized gain on cash flow hedge	—	23	—	12

Other comprehensive income	113	29	56	14
Net income	2,527	869	590	340

Comprehensive income, net of income tax	$2,640	$898	$646	$354

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2004
(in millions)
Unaudited

										Accumulated Other
										Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock				Treasury Stock			Unrealized	Cumulative
					Paid-in	Accumulated			Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

						(as restated)				(as restated)		(as restated)
						See note 1				See note 1		See note 1
Balance, January 1, 2004	1,068	$1	36	$—	$11,942	$(6,363)	—	$—	$(16)	$179	$(5)	$5,738
Net income						2,527						2,527
Other comprehensive income										111	2	113
Common stock issued under equity plans and other	12	—			156							156
Deferred compensation					29				(18)			11
Purchase of treasury stock (note 1)			(6)				6	(141)				(141)
Release of valuation allowance attributable to stock options (note 4)					401							401
Adjustment to equity method investment, net of deferred income tax					(45)							(45)
Accretion on zero coupon mandatorily redeemable preferred stock					(6)							(6)

Balance, September 30, 2004	1,080	$1	30	$—	$12,477	$(3,836)	6	$(141)	$(34)	$290	$(3)	$8,754

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(in millions)
Unaudited

	2004	2003

	(as restated)	(as restated)
	See note 1	See note 1
Cash flows from operating activities
Net income	$2,527	$869
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt financing costs and accretion of senior notes	18	39
Provision for losses on accounts receivable	98	101
Amortization of deferred gain from sale of towers	(75)	(79)
Depreciation and amortization	1,366	1,264
Loss on retirement of debt	85	139
Equity in (earnings) losses of unconsolidated affiliates, net	(4)	53
Realized gain on sale of investments	(26)	—
Net tax benefit from the release of valuation allowance	(936)	—
Income tax provision	276	39
Other, net	37	41
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(249)	(271)
Handset and accessory inventory	(270)	30
Prepaid expenses and other assets	(349)	(75)
Accounts payable, accrued expenses and other	493	244

Net cash provided by operating activities	2,991	2,394

Cash flows from investing activities
Capital expenditures	(1,845)	(1,158)
Proceeds from maturities and sales of short-term investments	2,094	1,840
Purchases of short-term investments	(1,633)	(2,019)
Payments for purchases of licenses, investments and other	(341)	(263)
Proceeds from sale of investments and other	77	—

Net cash used in investing activities	(1,648)	(1,600)

Cash flows from financing activities
Repayments under bank credit facility	(1,620)	(148)
Borrowings under bank credit facility	1,000	69
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(827)	(2,466)
Proceeds from issuance of debt securities	494	1,983
Proceeds from issuance of stock	129	605
Payment for capital lease buy-out	(156)	(54)
Repayments under capital lease obligation	(9)	(34)
Purchase of treasury stock	(141)	—
Mandatorily redeemable preferred stock dividends paid	—	(57)
Debt financing costs and other	(31)	(3)

Net cash used in financing activities	(1,161)	(105)

Net increase in cash and cash equivalents	182	689
Cash and cash equivalents, beginning of period	806	1,846

Cash and cash equivalents, end of period	$988	$2,535

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders — basic	$2,521	$807	$588	$338
Interest expense eliminated upon the assumed conversion of:
6% convertible senior notes due 2011.	17	—	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013.	7	—	2	—
4.75% convertible senior notes due 2007.	—	—	—	4

Income available to common stockholders — diluted	$2,545	$807	$590	$342

Weighted average number of common shares outstanding — basic	1,110	1,030	1,114	1,050
Effect of dilutive securities:
Equity plans	28	24	17	29
6% convertible senior notes due 2011.	15	—	—	—
Zero coupon convertible preferred stock mandatorily redeemable 2013.	5	—	5	—
Class A convertible preferred stock	—	6	—	—
4.75% convertible senior notes due 2007.	—	—	—	12

Weighted average number of common shares outstanding — diluted	1,158	1,060	1,136	1,091

Earnings per common share
Basic	$2.27	$0.78	$0.53	$0.32

Diluted	$2.20	$0.76	$0.52	$0.31

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$2,521	$807	$588	$338
Stock-based compensation expense included in reported net income, net of income tax	9	7	4	3
Stock-based compensation expense determined under fair value based method, net of income tax	(161)	(247)	(43)	(84)

Income available to common stockholders, pro forma	$2,369	$567	$549	$257

Earnings per common share
As reported
Basic	$2.27	$0.78	$0.53	$0.32

Diluted	$2.20	$0.76	$0.52	$0.31

Pro Forma
Basic	$2.13	$0.55	$0.49	$0.24

Diluted	$2.06	$0.54	$0.48	$0.24

     Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2004	2003

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,845	$1,158
Changes in capital expenditures accrued, unpaid or financed	(61)	(21)

	$1,784	$1,137

Interest costs
Interest expense	$455	$664
Interest capitalized	7	27

	$462	$691

Cash paid for interest, net of amounts capitalized	$479	$583

Cash received for interest	$18	$22

Cash paid for income taxes	$73	$50

          Restatement of Consolidated Financial Statements.

      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at September 30, 2004 by approximately $86 million.

      NII Holdings, Inc., has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003 we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for any period in 2003, it increased our losses on the line item “Equity in earnings (losses) of unconsolidated affiliates, net” and decreased our “Income available to common stockholders” by $14 million and $3 million in our consolidated statement of operations and comprehensive income for the nine and three months ended September 30, 2003, respectively.

      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and $107 million as of December 31, 2003.

      The following is a summary of the effects of the restatement on our unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the nine and three months ended September 30, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of September 30, 2004 and January 1, 2004.

Condensed Consolidated Balance Sheets

(in millions)
Unaudited

	As previously
As of September 30, 2004	reported	As restated

Deferred income taxes	$735	$703
Other liabilities	222	308
Total liabilities	12,898	12,952
Accumulated deficit	(3,773)	(3,836)
Accumulated other comprehensive income	278	287
Total stockholders’ equity	8,808	8,754

	As previously
As of December 31, 2003	reported	As restated

Deferred income taxes	$1,867	$1,873
Other liabilities	166	258
Total liabilities	14,575	14,673
Accumulated deficit	(6,256)	(6,363)
Accumulated other comprehensive income	165	174
Total stockholders’ equity	5,836	5,738

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Income

(in millions, except per share data)
Unaudited

	As previously
Nine months ended September 30, 2004	reported	As restated

Cost of service (exclusive of depreciation)	$1,407	$1,401
Operating income	2,420	2,426
Income before income tax benefit (provision)	1,935	1,941
Income tax benefit (provision)	548	586
Net income	2,483	2,527
Income available to common stockholders	$2,477	$2,521
Earnings per common share
Basic	$2.23	$2.27
Diluted	$2.16	$2.20
Comprehensive income, net of income tax	$2,596	$2,640

	As previously
Nine months ended September 30, 2003	reported	As restated

Cost of service (exclusive of depreciation)	$1,218	$1,232
Operating income	1,775	1,761
Equity in earnings (losses) of unconsolidated affiliates, net	(39)	(53)
Income before income tax benefit (provision)	967	939
Net income	897	869
Income available to common stockholders	$835	$807
Earnings per common share
Basic	$0.81	$0.78
Diluted	$0.79	$0.76
Comprehensive income, net of income tax	$926	$898

	As previously
Three months ended September 30, 2004	reported	As restated

Cost of service (exclusive of depreciation)	$512	$510
Operating income	853	855
Income before income tax benefit (provision)	686	688
Net income	588	590
Income available to common stockholders	$586	$588
Earnings per common share
Basic	$0.53	$0.53
Diluted	$0.52	$0.52
Comprehensive income, net of income tax	$644	$646

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	As previously
Three months ended September 30, 2003	reported	As restated

Cost of service (exclusive of depreciation)	$441	$446
Operating income	700	695
Equity in earnings (losses) of unconsolidated affiliates, net	9	6
Income before income tax benefit (provision)	369	361
Net income	348	340
Income available to common stockholders	$346	$338
Earnings per common share
Basic	$0.33	$0.32
Diluted	$0.32	$0.31
Comprehensive income, net of income tax	$362	$354

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in millions)
Unaudited

	As previously
As of September 30, 2004	reported	As restated

Accumulated deficit	$(3,773)	$(3,836)
Unrealized gain on investments	$281	$290

	As previously
As of January 1, 2004	reported	As restated

Accumulated deficit	$(6,256)	$(6,363)
Unrealized gain on investments	$170	$179

Condensed Consolidated Statements of Cash Flows

(in millions)
Unaudited

	As previously
Nine months ended September 30, 2004	reported	As restated

Net income	$2,483	$2,527
Net tax benefit from the release of valuation allowance	(901)	(936)
Income tax provision	279	276
Changes in assets and liabilities, net of effects from acquisitions
Accounts payable, accrued expenses and other	499	493

	As previously
Nine months ended September 30, 2003	reported	As restated

Net income	$897	$869
Equity in (earnings) losses of unconsolidated affiliates, net	39	53
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	230	244

      New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

of ARB No. 51,” to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of Interpretation No. 46, the FASB announced a deferral for certain entities, and an amendment to Interpretation No. 46 entitled FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46 establishes consolidation criteria for entities for which “control” is not easily discernible under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. Interpretation No. 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. Interpretation No. 46 defines the term variable interest entity, or VIE, and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. Under Interpretation No. 46, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. We were required to apply the provisions of Interpretation No. 46R in the first quarter 2004. As we did not have any VIEs during the nine months ended September 30, 2004, the adoption of this new method of accounting for VIEs did not affect our financial condition or results of operations.

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

      During the nine months ended September 30, 2004, we acquired FCC licenses for an aggregate purchase price of $214 million, including deposits for licenses paid prior to 2004 that were recorded in other assets until we acquired the relevant licenses. These acquisitions consisted primarily of two transactions. In May 2004, we purchased certain MMDS FCC licenses, interests in certain other MMDS FCC licenses and other immaterial network assets of WorldCom, Inc. We paid an aggregate cash purchase price of $144 million, of which $137 million was paid in 2004 and the remainder was paid prior to 2004. Also, in June 2004, we purchased certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks, Inc. We paid an aggregate cash purchase price of $51 million, of which $49 million was paid in 2004 and the remainder was paid prior to 2004. Both of these transactions were accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services. During the nine months ended September 30, 2004, we also wrote off $54 million of fully amortized customer lists, which did not have an impact on our results of operations or financial condition.

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

      2003 Debt and Preferred Stock Retirements. During the nine months ended September 30, 2003, we purchased and retired a total of $1,998 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 30 million shares of class A common stock valued at $584 million and $1,494 million in cash. As part of these transactions, we recognized a $98 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for $972 million in cash. As part of these transactions, we recognized a $48 million loss in the accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs.

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

      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded as of June 30, 2004, that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense in the second quarter 2004. Additionally, in the second quarter 2004, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million.

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

      For the three months ended September 30, 2004, we recorded our income tax provision based on the combined federal and state estimated statutory rate of 39.8%. Our income tax benefit (provision) is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions)
Federal and state current and deferred income tax expense	$(490)	$(70)	$(273)	$(21)
Valuation allowance release	1,076	—	175	—

Income tax benefit (provision)	$586	$(70)	$(98)	$(21)

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

      We have used interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statements of operations in the period of the change. Interest expense includes a gain of $2 million for the nine months ended September 30, 2003, representing changes in the fair value of this swap. During the third quarter 2003, we terminated our remaining cash flow hedge, which was recorded at fair value, and paid $91 million in cash to satisfy our obligations under it. As a result, and because this interest rate swap qualified for cash flow hedge accounting, an unrealized loss of $10 million, representing the effective portion of the change in its fair value reported in accumulated other comprehensive loss, was recognized in our statement of operations. The ineffective portion of the change in fair value of this swap was recognized in our statements of operations up to the termination date in the period of the change. Interest expense includes a loss of $8 million for the nine months ended September 30, 2003 related to the ineffective portion of the change in fair value, offset by a gain of $3 million related to the termination of the swap.

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
Reston, Virginia

      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (“the Company”) as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

A. Overview

      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at September 30, 2004 by approximately $86 million.

      NII Holdings, Inc., has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the year ended December 31, 2003, to reflect our percentage share of this adjustment. Although this adjustment did not impact our operating income for any period in 2003, it increased our losses on the line item “Equity in earnings (losses) of unconsolidated affiliates, net” and decreased our “Income available to common stockholders” by $14 million and $3 million in our unaudited condensed consolidated statement of operations and comprehensive income for the nine and three months ended September 30, 2003, respectively.

      The combined effect of these two changes were increases to accumulated deficit of $81 million as of the beginning of fiscal 2003 and $107 million for the year ended December 31, 2003. See note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/ A for a summary of the effects of these changes on our unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, our unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the nine and three months ended September 30, 2004 and 2003, and our unaudited condensed consolidated statement of changes in stockholders’ equity as of September 30, 2004 and January 1, 2004. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections and adjustments.

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

      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie services, and wireless data transmission services. As of September 30, 2004, we provided service to about 15.3 million subscribers, which consisted of 14.5 million subscribers of Nextel-branded service and 800,000 subscribers of Boost Mobile™–branded pre-paid service. For the three months ended September 30, 2004, we had operating revenues of $3,398 million and income available to common stockholders of $588 million. For the nine months ended September 30, 2004, we had operating revenues of

$9,790 million and income available to common stockholders of $2,521 million, which included a net tax benefit of $586 million that was primarily the result of the reversal of a significant portion of the valuation allowance attributable to our net operating loss and capital loss carryforwards in excess of our tax provision for the period. We ended the third quarter 2004 with about 18,600 employees.

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

      Based on our cumulative operating results through June 30, 2004 and an assessment of our expected future operations, we concluded as of June 30, 2004, that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense in the second quarter 2004. Additionally, in the second quarter 2004, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million.

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

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Service revenues	$8,768	90%	$7,194	92%	$1,574	22%
Cost of service (exclusive of depreciation)	1,401	14%	1,232	16%	169	14%

Service gross margin	$7,367		$5,962		$1,405	24%

Service gross margin percentage	84%		83%

Three Months Ended
Service revenues	$3,053	90%	$2,599	90%	$454	17%
Cost of service (exclusive of depreciation)	510	15%	446	15%	64	14%

Service gross margin	$2,543		$2,153		$390	18%

Service gross margin percentage	83%		83%

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

      Cost of Service. Cost of service increased 14% from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004 and from the three months ended September 30, 2003 compared to the three months ended September 30, 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, from the nine and three months ended September 30, 2003 compared to the nine and three months ended September 30, 2004, we experienced:

•	a 17% and 21% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	a 23% and 15% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 10% and 17% decrease in variable interconnection fees.

      Costs related to the operation and maintenance of our network and fixed interconnection fees increased primarily due to:

•	an increase in transmitter and receiver and switch related operational costs due to a 13% increase in transmitter and receiver sites placed into service from September 30, 2003 to September 30, 2004, including a one-time, $23 million charge to adjust certain of our deferred liabilities associated with our cell site leases due to a change in estimate during the three months ended September 30, 2004;

•	an increase in roaming fees paid to Nextel Partners due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications; and

•	an increase in headcount and related employee costs to support our expanding network and customer base; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facilities fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.

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

Interest and Other.

			Change from
	September 30,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Nine Months Ended
Interest expense	$(455)	$(664)	$209	31%
Interest income	21	32	(11)	(34)%
Loss on retirement of debt and mandatorily redeemable preferred stock	(85)	(146)	61	42%
Equity in earnings (losses) of unconsolidated affiliates, net	4	(53)	57	108%
Realized gain on sale of investments	26	—	26	NM
Other, net	4	2	2	100%
Income tax benefit (provision)	586	(70)	656	NM
Income available to common stockholders	2,521	807	1,714	212%
Three Months Ended
Interest expense	$(146)	$(220)	$74	34%
Interest income	6	10	(4)	(40)%
Loss on retirement of debt and mandatorily redeemable preferred stock	(34)	(132)	98	74%
Equity in earnings of unconsolidated affiliates, net	6	6	—	NM
Other, net	1	2	(1)	(50)%
Income tax provision	(98)	(21)	(77)	367%
Income available to common stockholders	588	338	250	74%

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

      Equity in Earnings (Losses) of Unconsolidated Affiliates. The $4 million and $6 million in equity in earnings of unconsolidated affiliates for the nine and three months ended September 30, 2004 was primarily due to earnings attributable to our equity method investment in Nextel Partners. The $53 million in equity in losses of unconsolidated affiliates and the $6 million in equity in earnings of unconsolidated affiliates for the nine and three months ended September 30, 2003, was primarily due to losses attributable to our equity method investment in Nextel Partners of $64 million through June 2003 partially offset by our equity in earnings of NII Holdings of $12 million and $6 million during that period.

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

      Income Tax Benefit (Provision). The income tax benefit for the nine months ended September 30, 2004 was $586 million and the income tax provision was $98 million for the three months ended September 30, 2004. During the nine months ended September 30, 2004, we decreased the valuation allowance attributable to our net operating loss and capital loss carryforwards by $1,076 million as a credit to tax expense. During the three months ended September 30, 2004, we decreased the valuation allowance attributable to our capital loss carryforwards by $175 million as a credit to tax expense.

      In 2003, our net operating loss carryforwards resulting from losses generated in prior years had offset virtually all of the taxes that we would have otherwise incurred. Therefore, excluding the tax benefit of the release of our valuation allowance, our income tax provision of $490 million and $273 million for the nine and three months ended September 30, 2004 increased compared to the income tax provision of $70 million and $21 million for the nine and three months ended September 30, 2003.

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

		Remainder					2009 and
Future Contractual Obligations	Total	of 2004	2005	2006	2007	2008	Thereafter

	(in millions)
Public senior notes(1)	$9,776	$82	$442	$442	$442	$442	$7,926
Bank credit facility(2)	4,322	38	194	210	220	228	3,432
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	2,641	100	433	414	393	362	939
Purchase obligations and other(3)	2,375	149	514	452	283	241	736

Total	$19,359	$369	$1,583	$1,518	$1,338	$1,273	$13,278

(1)	These amounts do not include the effect of our October 2004 announced plan to redeem the principal amount of our 9.375% senior notes outstanding on November 15, 2004.

(2)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(3)	These amounts do not take into account any potential payments to the FCC or other third parties in connection with the Report and Order adopted by the FCC to resolve the problem of interference with public safety systems operating in the 800 MHz band.

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

      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act.

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

      Subsequent to the period covered by this report we determined that it was appropriate to restate certain of our prior financial statements relating to the accounting treatment of operating leases. As a result, on February 16, 2005, our management and the audit committee of our board of directors, after discussions with our independent registered public accounting firm, Deloitte & Touche LLP, concluded that our historical financial statements should be restated to correct certain errors relating to the accounting for operating leases. The restatement is further discussed in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A.

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

      We completed the implementation of an Enterprise Resource Planning system in the first quarter 2004. The implementation was part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There were no other changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

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

Item 6.     Exhibits.

      List of Exhibits.

Exhibit
Number		Exhibit Description

10	.1†	Form of Deferred Share Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.2†	Form of Deferred Share Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.3†	Form of Nonqualified Stock Option Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.4†	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

†	Previously filed with Original Form 10-Q.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ WILLIAM G. ARENDT

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 14, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

10	.1†	Form of Deferred Share Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.2†	Form of Deferred Share Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.3†	Form of Nonqualified Stock Option Agreement (Employee) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
10	.4†	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director) under the Nextel Communications, Inc. Amended and Restated Incentive Equity Plan
15		Letter in Lieu of Consent for Review Report
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications

†	Previously filed with Original Form 10-Q.