Form 10-K
period 2004-12-31
NEXTEL COMMUNICATIONS INC
filed 2005-03-15
CIK 824169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
class A common stock, $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Based on the closing sales price on June 30, 2004, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was about 27,378,648,906.
      On February 28, 2005, the number of shares outstanding of the registrant’s class A common stock, $0.001 par value, and class B nonvoting common stock, $0.001 par value, was 1,097,064,630 and 29,660,000, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Joint Proxy Statement/ Prospectus relating to the 2005 Annual Meeting of Stockholders of Nextel Communications, Inc., among other things, are incorporated in Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE
      This annual report on Form 10-K for the year ended December 31, 2004 includes our restated consolidated financial statements for the years ended December 31, 2003 and 2002, which we restated to correct an error related to the determination of our lease term in accordance with generally accepted accounting principles and to reflect the impact of the restatements being made by NII Holdings Inc., in which we hold an equity interest, during the period in which we accounted for our investment under the equity method. See note 1 to our audited consolidated financial statements included as part of this annual report for additional information. This annual report also includes restated selected financial data as of and for the years ended December 31, 2000, 2001, 2002 and 2003 to correct these errors.

See pages 35 and 36 for “Executive Officers of the Registrant.”

PART I

Item 1.	Business

A.	Overview
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services that include: digital wireless mobile telephone service, walkie-talkie features, including our Nextel Direct Connect®, Nextel Nationwide Direct Connectsm and Nextel International Direct Connectsm walkie-talkie features, and wireless data transmission services. As of December 31, 2004, we provided service to over 16.2 million subscribers, which consisted of 15.0 million subscribers of Nextel-branded service and 1.2 million subscribers of Boost Mobiletm — branded pre-paid service. For 2004, we had operating revenues of $13,368 million and income available to common stockholders of $2,991 million. We ended 2004 with over 19,000 employees.
      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 U.S. markets where about 260 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2004, we owned about 32% of the outstanding common stock of Nextel Partners. In addition, as of December 31, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect walkie-talkie features in the Latin American markets that it serves as well as between the United States and those markets.
      On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint Corporation pursuant to which we will merge into a wholly-owned subsidiary of Sprint. The new company will be called Sprint Nextel Corporation. This annual report on Form 10-K relates only to Nextel Communications, Inc. and its direct and indirect subsidiaries prior to consummation of the merger. The merger is expected to close in the second half of 2005 and is subject to shareholder and regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof. See “— C. 2004 and Year-to-Date 2005 Significant Developments — 1. Proposed Merger with Sprint.”
      Our principal executive and administrative facility is located at 2001 Edmund Halley Drive, Reston, Virginia 20191, and our telephone number is (703) 433-4000. In addition, we have sales and engineering offices throughout the country.

B.	Business Strategy
      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. We also seek to drive greater operating efficiencies in our business and optimize the performance of our network while minimizing costs. The wireless communications industry is highly competitive. Although we believe competitive pricing is often an important factor in potential customers’ purchase decisions, we also believe that many users, including businesses, government agencies and individuals who utilize premium mobile communications features and services, base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently.
      1. Provide Differentiated Products and Services. We seek to provide the most advanced suite of differentiated products and services in the wireless industry. For over 10 years, our subscribers have been able to communicate instantly within their coverage area using our Nextel Direct Connect walkie-talkie feature. In 2003, we expanded this unique feature with the introduction of our Nationwide Direct Connecttm walkie-talkie feature, which gives our customers the ability to communicate instantly with about 17.8 million Nextel and Nextel Partners subscribers on our networks across the continental United States and to and from Hawaii. In September 2003, we expanded our Direct Connect service internationally into the northern region of the Mexican state of Baja California and, in 2004, we further extended its reach into Canada, Latin America and Mexico, through agreements with TELUS Mobility, Inc., which provides wireless communications services in Canada, and NII Holdings. In 2004, we also introduced several new walkie-talkie applications. In June, we introduced a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature. In October, we introduced Direct Sendsm, which allows a user of an i860 handset to instantly send or receive contact information data to or from another i860 handset using the Direct Connect walkie-talkie feature. In December, we introduced Direct Talksm, a service available only for specified handsets that enables off-network walkie-talkie communication.
      Our nationwide, all-packet data network supports a comprehensive suite of services that allows our customers to send and receive wireless email messages and communicate through sophisticated business applications using Nextel wireless phones in addition to laptop computers and handheld computing devices. In the latter half of 2004, we began the deployment of an enhancement to our existing iDEN technology, known as WiDENsm, designed to increase the data speeds of our network by up to four times the current speeds. We plan to begin to offer this service during 2005.
      We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care. We have designed and implemented our customer Touch Point strategy to improve our customer relationships by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch”, our customers, including sales, fulfillment, activation, billing, network quality, collections and overall customer care.
      2. Acquire and Retain the Most Valuable Customers in the Wireless Industry. Our differentiated products and services allow us to target the most valuable customer groups in the wireless industry: small, medium and large businesses; government agencies; and individuals who utilize premium mobile communications features and services. We believe that these customers are more likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect walkie-talkie feature, that make it easier for them to get things done quickly and efficiently, rather than focusing primarily on the price of the service. Our focus on these customer groups has resulted in our acquiring what we believe to be the most valuable customer base, with one of the highest customer loyalty rates, the highest monthly average revenue per customer and the highest lifetime revenue per customer of any national service provider in the wireless industry. To complement our efforts to acquire and retain these valuable customers and to further expand our customer base, in 2004, we embarked on our 10-year title sponsorship of the NASCAR NEXTEL Cup Seriestm, the National Association for Stock Car Auto Racing, or NASCAR®, premier national championship series, providing unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States.
      We are also exploring other markets and customers that have the potential to support future profitable growth. For example, we offer pre-paid wireless services marketed under our Boost Mobile brand as a means to target the youth and pre-paid wireless service markets. In 2004, we expanded the distribution of Boost Mobile branded products and service into a number of additional markets and are in the process of expanding distribution into nearly all of our remaining markets.
      3. Seek Greater Operating Efficiencies. In 2004, we continued to expand our customer-convenient and cost-efficient distribution channels, primarily by expanding the number of Nextel stores by 141, bringing our total to 777 stores at December 31, 2004. In 2004, we also continued to realize the benefits of earlier cost reduction initiatives, including the outsourcing of our cell site development functions, integration of our customer data bases and outsourcing of significant portions of our information technology and customer care operations.
      4. Optimize the Performance of Our Nationwide Network at a Minimum Cost. We have built the largest guaranteed all-digital wireless network in the United States, which we designed and constructed to support the full complement of our wireless services. In 2004, we continued to implement enhanced processes and technologies designed to allow us to more efficiently utilize our network and monitor its performance. These efforts have allowed us to maintain sufficient capacity on our network while constructing fewer additional transmitter and receiver sites than otherwise would have been necessary to maintain network quality. We also have installed new software into our network that is designed to allow us to use our spectrum and our existing infrastructure more efficiently. We are realizing the increase in network capacity as our customer base uses handsets that operate using the new software, which now make up nearly all of the handsets that we sell. In 2005, we will seek to continue to improve our network by building additional sites where necessary to expand our network’s geographic coverage and capacity to meet the growing demand of our customers.

C.	2004 and Year-to-Date 2005 Significant Developments
      During 2004 and continuing into 2005, we took a number of actions designed to advance our overall business strategy of providing differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry, as well as to improve our operations and overall financial condition including the following:
      1. Proposed Merger with Sprint. On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint pursuant to which we will merge into a wholly owned subsidiary of Sprint. The new company will be called Sprint Nextel Corporation.
      Under the terms of the merger agreement, existing Sprint shares will remain outstanding and each share of our common stock will be converted into Sprint Nextel shares and a small per share amount in cash, with a total value equal to 1.3 shares of Sprint common stock, subject to adjustment. The precise allocation of cash and stock will be determined at the closing of the merger in order to facilitate the spin-off of the resulting company’s local telecommunications business on a tax-free basis. The aggregate amount of the cash payments will not exceed $2,800 million. All outstanding options to purchase our common stock will be converted into options to purchase an equivalent number of shares of Sprint Nextel common stock, adjusted based on a 1.3 per share exchange ratio.
      The Sprint Nextel Board of Directors will consist of 12 directors, six from each company, including two co-lead independent directors, one from Sprint and one from our board of directors. Sprint Nextel will have its executive headquarters in Reston, Virginia, and its operational headquarters in Overland Park, Kansas. Gary D. Forsee, currently Chairman and Chief Executive Officer of Sprint, will become President and Chief Executive Officer of Sprint Nextel. Timothy M. Donahue, our President and Chief Executive Officer, will become Chairman of Sprint Nextel.
      The merger is expected to close in the second half of 2005 and is subject to shareholder and regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof. We and Sprint expect to spin-off Sprint’s local telecommunications business after the merger is completed. The merger agreement contains certain termination rights for each of us and Sprint and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.
      2. 800 MHz Band Spectrum Reconfiguration. As part of an ongoing Federal Communications Commission, or FCC, proceeding to eliminate interference with public safety operators in the 800 megahertz, or MHz, band discussed in more detail under “— K. Regulation — 2. 800 MHz band spectrum reconfiguration”, in August 2004, the FCC released a Report and Order, as supplemented by an errata and by a Supplemental Order released on December 22, 2004, which together we refer to as the Report and Order, which provides for the exchange of a portion of our FCC licenses of spectrum, which the FCC is effecting through modifications to these licenses. Related rules would be implemented in order to realign spectrum in the 800 MHz band to resolve the problem of interference with public safety systems operating in that band. The Report and Order calls for a band reconfiguration plan similar to the joint proposals submitted by the leading public safety associations and us during the course of the proceeding. In February 2005, we accepted the Report and Order and the related rights, obligations and responsibilities, which obligates us to surrender all of our holdings in the 700 MHz spectrum band and certain portions of our holdings in the 800 MHz spectrum band, and to fund the cost to public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band through a 36-month phased transition process. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 gigahertz, or GHz, band, but we are required to relocate and reimburse the incumbent licensees in the 1.9 GHz band for their costs of relocation to another band designated by the FCC.
      The Report and Order requires us to make a payment to the United States Department of the Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we will incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of this 1.9 GHz spectrum is about $4,860 million and the aggregate value of this 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2,059 million, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of $2,801 million by us under the Report and Order. We may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury. In addition, under the Report and Order, we are obligated to pay the full amount of the reconfiguration costs relating to the reconfiguration plan, even if those costs exceed $2,801 million.
      Pursuant to the terms of the Report and Order, to ensure that the band reconfiguration process will be completed, we are required to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We obtained the letter of credit using borrowing capacity under our existing revolving credit facility. See “— K. Regulation — 2. 800 MHz band spectrum reconfiguration.”
      3. Introduction of New Direct Connect Applications. In 2004, we further extended the reach of our Direct Connect service internationally into Canada, Latin America and Mexico, through agreements with TELUS Mobility and NII Holdings. In 2004, we also introduced several new walkie-talkie applications. In June 2004, we introduced a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect walkie-talkie feature. In October, we introduced Direct Sendsm, which allows a user of an i860 handset to instantly send or receive contact information data to or from another i860 handset using the Direct Connect walkie-talkie feature. In December, we introduced Direct Talk, a service available only for specified handsets that enables off-network walkie-talkie communication. See “— D. Products and Solutions — 1. Nextel Direct Connect.”
      4. New Handsets. In 2004, we introduced the most advanced handsets and handheld devices that we have ever offered, all of which offer our Direct Connect, Nationwide Direct Connect and International Direct Connect walkie-talkie features, including the i830, the smallest and sleekest handset that we have ever offered, the i860, our first camera phone, and the i315, our first phone to feature “off network” two-way radio service for business and public safety users. In 2004, we also introduced two BlackBerry® wireless handheld devices designed and manufactured by Research In Motion, or RIM, both of which provide integrated access to one or multiple corporate and personal email accounts, feature a built-in cell phone with a speakerphone, personal organizer and web browser, and support Nextel Online® and our Direct Connect walkie-talkie features. The BlackBerry 7520tm wireless handheld device, introduced in December, also features Bluetooth® technology for hands-free, wireless communications using Bluetooth-enabled equipment and incorporates technology with enhanced 911, or E911, capabilities. See “— D. Products and Solutions — 3. Handsets.”
      5. Brand Strategy and NASCAR Sponsorship. In 2004, we became the title sponsor of one of the most popular sports in the United States, the NASCAR premier national championship series, now known as the NASCAR NEXTEL Cup Series. The sponsorship provides unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States. See “— G. Marketing.”
      6. Expanded Retail Distribution Channels. In 2004, we expanded the number of Nextel stores by 141, bringing our total to 777 stores at December 31, 2004, to generate new customers and brand awareness and to serve as additional points of contact for existing and new customers. See “— F. Sales and Distribution.”

      7. Boost Mobile. As of December 31, 2004, we had about 1.2 million subscribers of our Boost Mobile-branded pre-paid wireless service, which is designed for the youth and pre-paid wireless service markets and was launched in late 2002 in California and Nevada. In 2004, we expanded the distribution of Boost Mobile branded products and services into a number of additional markets, and are in the process of expanding distribution into nearly all of our remaining markets. See “— F. Sales and Distribution.”
      8. New Data Applications. In 2004, we began the deployment of WiDEN network infrastructure equipment and software that is designed to increase the data speeds of our network by up to four times the current speeds. We plan to begin to offer this service during 2005. In 2004, we began a field trial of Nextel Wireless BroadbandSM, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service. We plan to complete this field trial in mid-2005. See “— D. Products and Solutions — 5. Broadband wireless data initiative.”
      9. Debt Retirements and Financing Activities. In 2004, we continued to reduce our financing expenses by reducing both the amount of our overall debt and our borrowing costs while extending our debt maturities. In 2004, we retired or repaid an aggregate of $2,972 million in principal amount of long-term debt, exercised the early buyout option on a $165 million capital lease obligation and issued $1,500 million in aggregate principal amount of long-term debt with lower interest rates and longer maturities than the debt we retired. In addition, in 2004, we issued $1,647 million in aggregate principal amount of our 5.95%, 6.875% and 7.375% senior notes in exchange for $1,513 million in aggregate principal amount of our 9.375% and 9.5% senior notes, which had the effect of reducing our borrowing costs and extending maturities. See note 6 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      10. Spectrum Acquisitions. In the second quarter 2004, we completed both the $144 million purchase of certain FCC licenses, interests in certain FCC licenses and of other network assets from WorldCom, Inc., and the $51 million purchase of certain FCC licenses, interests in certain FCC licenses and other network assets from Nucentrix Broadband Networks, Inc. The WorldCom and Nucentrix licenses are part of the 2.1 GHz and 2.5 GHz spectrum band that we may use in connection with the deployment of certain broadband services. See “— E. Our Network and Technology — 2. Network enhancement.”

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
      1. Nextel Direct Connect®. One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) nationwide or with a group (one-to-many) within their local calling area — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional wireless call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly.
      In 2003, we significantly expanded our Direct Connect feature by introducing Nationwide Direct Connect, which allows any two Nextel customers to instantly contact one another from anywhere on the Nextel national network, regardless of the sender’s or receiver’s location. In September 2003, we expanded our Direct Connect feature internationally into the northern region of the Mexican state of Baja California and, in 2004, we further extended it into Canada, Latin America and Mexico, through agreements with TELUS Mobility, which provides wireless communications services in Canada, and NII Holdings, which provides wireless communications services in selected markets in Latin America and Mexico.

      In 2004, we also introduced several new walkie-talkie applications. In June, we introduced a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature. In October, we introduced, Direct Send, which allows a user of an i860 handset to instantly send or receive contact information data to or from another i860 handset using the Direct Connect walkie-talkie feature. In December, we introduced Direct Talksm, a service available only for specified handsets that enables off-network walkie-talkie communication with a range of up to six miles under optimal conditions.
      Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Direct Connect, we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use.
      2. Wireless Business Solutions and Nextel Online®. We offer a variety of wireless business solutions that are designed to help companies increase productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote email access and mobile messaging services using two-way text communications capabilities from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, Nextel wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information by integrating with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management, to support true workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in real time, locate handsets using assisted global positioning system, or A-GPS, technology. In addition, we provide systems to improve in-building and campus wireless coverage and deliver broadband data speeds, including in elevators. Wireless business services are backed by a comprehensive customer support service center and what we believe is the widest range of tools available to help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through Nextel Online, which combines the vast resources of the Internet with convenient mobile content services, all from their handset.
      In 2004, we began the deployment of an enhancement to our existing iDEN technology, known as WiDEN, that is designed to increase the data speeds of our network by up to four times the current speeds. We plan to begin to offer this service during 2005. We believe that this enhancement will allow us to meet our customers’ needs for faster wireless data communications.
      We believe that our wireless business solutions will contribute to customer retention and generate incremental revenue by providing companies a comprehensive framework for creating end-to-end wireless value.
      3. Handsets. We offer all of our voice and data communications features and services through handsets we sell that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, including digital wireless service, Nextel Direct Connect walkie-talkie service, wireless Internet access and two-way messaging capabilities. All of our handsets are developed and manufactured by Motorola, other than the BlackBerry devices, which are manufactured by RIM. Our handsets range from basic models, like the i205 designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to the recently introduced BlackBerry 7520, which, in addition to digital wireless and Nextel Direct Connect features, provides integrated access to one or multiple corporate and personal email accounts, as well as Bluetooth technology for hands-free, wireless communications using Bluetooth-enabled equipment and incorporates technology with E911 capabilities. Our handsets offer a wide range of features, and many include a built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and datebook tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards, which carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web-based back-up tools. Many of our handsets include pre-installed Javatm applications and games. Java enables users to create and execute a number of mobile applications, and supports a wide range of downloadable digital media capabilities, such as ring tones and wallpaper that allow customers to personalize their handsets.
      In February 2004, in connection with our sponsorship of the NASCAR NEXTEL Cup Series, we introduced the NASCAR NEXTEL Cup Series Phone and ten NASCAR NEXTEL Cup Series Driver Phones. These handsets include a number of unique NASCAR-related features. The NASCAR NEXTEL Cup Series Phone displays a checkered flag and a NASCAR NEXTEL Cup Series logo, and the NASCAR NEXTEL Cup Series Driver Phones each feature the number and unique design, colors and signature of the particular driver. These handsets also are pre-loaded with content especially designed for NASCAR fans, including: wallpaper of the series logo, photos of cars on the track, and the driver’s car number and a photo of the driver; ring tones of familiar tunes, such as the national anthem, as well as sounds from the track; a digital racing stopwatch; and, for Nextel Online subscribers, access, directly from a special icon on the handset’s main menu, to information such as a live leader board, a race schedule and driver biographies and statistics.
      In 2004, we introduced a number of new handsets designed and manufactured by Motorola. In June, we introduced the i830 handset, the smallest and sleekest handset that we have ever offered, which also features A-GPS capabilities for location-based services and E911 capability. In October, we introduced the i860 handset, the first handset that combines a camera phone with high-performance walkie-talkie features. It also includes our Direct Send contacts feature that allows a user of an i860 handset to send contact information, including names, telephone numbers and email addresses, to another user’s i860 handset using our Direct Connect walkie-talkie feature. We also have introduced the i315 and i325, our first handsets to feature “off network” two-way radio service for business and public safety users.
      In 2004, we introduced two BlackBerry wireless handheld devices designed and manufactured by RIM. In January, we introduced the BlackBerry 7510tm wireless handheld device, which provides integrated access to one or multiple corporate and personal email accounts and features a built-in cell phone with a speakerphone, personal organizer and web browser, and supports Nextel Online and our Direct Connect services. In December, we introduced the BlackBerry 7520 wireless handheld device, which features Bluetooth technology for hands-free, wireless communications using Bluetooth-enabled equipment and incorporates technology with E911 capabilities.
      We also offer handsets designed specifically for local, state and federal public safety and law enforcement agencies and organizations. These handsets enable us to offer services specifically designed for public safety and law enforcement officials, such as priority access and emergency group connect.
      4. Digital Media Services. We offer subscribers the ability to easily and conveniently personalize selected phones through the purchase and download of digital media such as wallpaper patterns and musical ring tones. Customers can select from a large and growing catalog of digital media and applications through their handsets and our Nextel Online web portal.

E.	Our Network and Technology
      1. Our iDEN Network Technology. Our handsets and network infrastructure employ the iDEN technology developed and designed by Motorola. iDEN technology is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We currently are the only national U.S. wireless service provider that utilizes iDEN technology, and the iDEN handsets that we offer are not currently designed to roam onto non-iDEN domestic national wireless networks. Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum and to offer the Nextel Direct Connect walkie-talkie feature, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research and continuing technology and product development and innovation. We also rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except BlackBerry devices, which are manufactured by RIM. See “— M. Risk Factors — 6. If Motorola is unable or unwilling to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected.”
      The iDEN technology shares many common components with the global system for mobile communications, or GSM, technology that has been established as the digital cellular communications standard in Europe and with a variation of that GSM technology being deployed by certain personal communications services, or PCS, operators in the United States. The design of our network currently is premised on dividing a service area into multiple sites having varying coverage areas depending on the terrain and the power setting. Each site contains a low-power transmitter/ receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or digital telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a handset and connects wireless calls to the public switched telephone network. Nortel Networks Corporation has supplied most of the mobile telephone switches for our network through Motorola. In the case of Nextel Direct Connect, a piece of equipment called a dispatch application processor provides a fast call setup, identifies the target radio and connects the customers initiating the call to other targeted customers utilizing a highly efficient, packet-based air interface between the base station and the subscriber equipment.
      Currently, there are three principal digital technology formats used by providers of cellular telephone service or PCS in the United States:

•	code division multiple access, or CDMA, digital transmission technology (the technology currently utilized by Sprint);

•	time division multiple access, or TDMA, digital transmission technology; and

•	GSM-PCS, a variation of the TDMA-based GSM digital technology format.
      An emerging fourth technology, orthogonal frequency division multiplexing, or OFDM, which is based on a wireless access method that combines the attributes of TDMA and CDMA and is being utilized in our wireless broadband trial discussed below, is being developed by a number of wireless equipment manufactures.
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
      The iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of spectrum more efficiently. This increase in capacity is accomplished in two ways:

•	First, each channel on our network is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology, or up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our walkie-talkie service achieves about six times improvement over analog specialized mobile radio, or SMR, in channel utilization capacity. Historically, we achieved about three times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service. We have implemented enhancements to the voice coder and related technology used in our

iDEN-based network that are designed to significantly increase the overall capacity of our network by increasing the capacity for channels used for mobile telephone service. See “— 3. Our technology plans.”

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
      In addition to the extensive domestic coverage provided on our network and the network operated by Nextel Partners, our customers are able to travel outside the United States and still receive the benefits of their Nextel service where we have roaming or interoperability agreements. We have entered into interoperability agreements with NII Holdings’ Latin American affiliates to provide for coordination of customer identification and validation necessary to facilitate roaming between our domestic markets and NII Holdings’ Latin American markets. We also have roaming agreements in effect with TELUS Mobility in Canadian market areas where it offers iDEN-based services. Furthermore, our iDEN SIM cards can be placed in standard GSM handsets, such as the Motorola T720 GSM handset that we offer, to enable international roaming capabilities.
      2. Network Enhancement. During 2004, we expanded the geographic coverage of our network by adding nearly 2,300 transmitter and receiver sites to our network, bringing the total number of sites as of December 31, 2004 to 19,800. We increased the number of additional sites built in 2004 as compared to 2003, as we embarked on a long-term plan to expand our network’s geographic coverage and capacity where necessary to meet the growing demand of our customers and competition. In 2005, we plan to continue to pursue this goal by building over 3,000 additional transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base and to accommodate the reconfiguration process contemplated by the Report and Order, and by implementing the technological advancements discussed below under “— 3. Our technology plans.” This effort will position us to better serve our customers in areas where we expect to have less spectrum available during the spectrum reconfiguration process contemplated by the Report and Order.
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
      In an effort to improve our network and expedite network deployment, we have entered into agreements to outsource our site development functions. Currently, we lease a majority of our communications towers and other transmitter and receiver sites.
      Another key component in our effort to improve the coverage and capacity of our network and the quality of our services is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. Under the FCC’s Report and Order, we now have licenses for about 18 MHz of spectrum in the 800 and 900 MHz bands in most of the top 100 U.S. markets and licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, which will be available for our use only after we satisfy certain conditions in the Report and Order, including relocation of the incumbent licensees in the 1.9 GHz band to another band designated by the FCC. In addition, in the second quarter 2004, we purchased certain FCC licenses, interests in certain FCC licenses and other network assets from WorldCom, and certain FCC licenses, interests in certain FCC licenses and other network assets from Nucentrix. The licenses acquired from WorldCom and Nucentrix relate to spectrum in the 2.1 GHz and 2.5 GHz bands that we believe can be adapted to provide broadband wireless data and other services. At December 31, 2004, we held licenses or interests in licenses to a portion of this spectrum in 71 of the top 100 markets in the United States.
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
      In the third quarter 2004, we began selling new handset models that operate in both the 6:1 and current 3:1 modes. Handsets that operate in both modes now make up almost all of the handsets that we sell. In the third quarter 2004 we activated 6:1 voice coder software in our network in several of our markets, which allows handsets to shift between 3:1 and 6:1 modes, and is designed to provide us with the increased network capacity made available by the 6:1 voice coder. We since have activated the network software in all of our other markets. Because any capacity increase and the related financial benefits will be realized gradually as these handsets are deployed and used by our customers, it is our expectation that most of these benefits will not begin to be realized until some time in 2005. Unless a sufficient number of handsets operating in both modes are deployed, those benefits would be delayed or reduced, and we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs.
      In 2004, we began the deployment of an enhancement to our existing iDEN technology, known as WiDEN, which is designed to increase the data speeds of our network by up to four times the current speeds. We plan to begin to offer this service during 2005. We believe that this enhancement will allow us to meet our customers’ needs for faster wireless data communications.
      We continuously review alternate technologies as they are developed, but currently do not believe that it is necessary to migrate to a next generation technology platform either to provide competitive features or services or to meet our voice capacity needs given the capacity enhancements expected for the existing iDEN technology, as discussed above. Nevertheless, we continue to evaluate new technologies and their ability to meet our customers’ requirements. We will deploy a new technology only when it is warranted by expected customer demand and when the anticipated benefits of services requiring next generation technology outweigh the costs of providing those services. We currently are working with several vendors, as part of a request for proposal process in order to provide us with a better understanding of the technical performance and service capabilities of certain broadband wireless technologies and the related costs and returns of a nationwide wireless broadband network. Our consideration of alternative technologies would likely be materially affected by a number of factors, including our need to continue to provide iDEN-based services for our existing customer base and whether the proposed merger with Sprint is completed.
      We have a development agreement with QUALCOMM, Inc. pursuant to which we and QUALCOMM have been developing technology that will support Direct Connect walkie-talkie service on various CDMA platforms. We and QUALCOMM are beginning to test and trial this technology, which also has been marketed to wireless operators that have deployed advanced CDMA platforms outside the United States. We will continue to develop this technology so that it can be deployed on a CDMA network, if we elect such a network as our next generation technology platform, or if we complete the merger with Sprint, in order to deploy it on Sprint’s CDMA network. We may enter into additional development agreements of this nature with other infrastructure or handset vendors. Several of our wireless competitors, some with the support of large infrastructure vendors, including Motorola, have introduced features and services that are designed to compete with our Direct Connect walkie-talkie service on other technology platforms including CDMA and GSM. See “— I. Competition.” Although these services could ultimately prove to be competitive alternatives to Direct Connect, their development also has the potential to broaden the technology alternatives available to us for future deployment if those services are capable of meeting our customers’ expectations. We have developed with Motorola and are beginning to deploy a “gateway” that would permit a variety of data communications, including walkie-talkie style communications, between devices based on iDEN technology and those based on other technologies.
      4. Broadband Wireless Data Initiative. In 2004, we began a field trial of Nextel Wireless Broadband, an easy-to-use and secure service that connects customers to the Internet at broadband speeds, with the full mobility of wireless service. The trial has included more than 3,000 users. Nextel Wireless Broadband offers downlink speeds of 900 kilobits per second and uplink speeds of 300 kilobits per second, which made the service comparable to digital subscriber line, or DSL, and cable broadband services and 50 times faster than dial-up connections, with the added benefit of the freedom to connect without the constraints of being tethered to the home or office or needing to search for wireless fidelity, or WiFi, hot spots. This mobile broadband technology is Internet-protocol-friendly, which allowed trial participants to easily connect to their main databases and run applications. We have used this field trial, which is expected to be completed in 2005, both to evaluate the quality and performance of the technology being used to provide the service and to assess customer demand, preferences and feature requirements associated with the service. We may conduct other field trials in 2005 to evaluate other broadband technologies.
      5. 800 MHz Band Spectrum Reconfiguration. The Report and Order, which was issued in the ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band discussed in more detail under “— K. Regulation — 2. 800 MHz band spectrum reconfiguration”, provides for the exchange of a number of FCC licenses in the 800 MHz band, including some of our licenses, which the FCC is effecting through modifications to these licenses. The Report and Order also implemented rules in order to reconfigure spectrum in the 800 MHz band in a 36-month phased transition process.
      The Report and Order requires that we complete the first phase of reconfiguration of the 800 MHz band in certain of our markets, including many of our larger markets, within an 18-month period. Completion of the reconfiguration process in any particular market, however, involves reaching agreement and coordinating numerous processes with the incumbent licensees in that market and vendors and contractors that will be performing much of the reconfiguration.
      For the spectrum in the 800 MHz band that we surrendered under the Report and Order, we are permitted to continue to use that spectrum during the reconfiguration process, but we may be required to discontinue use of a portion of this spectrum upon commencement of reconfiguration within the applicable market. As part of the reconfiguration process in most markets, we will cease use of a portion of the 800 MHz spectrum that we currently use before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our network. See “— M. Risk Factors — 4. The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.” Because we only recently accepted the Report and Order and are just beginning the reconfiguration process, we currently are not able to assess the potential impact that this process will have on our network capacity. See “— K. Regulation — 2. Public safety spectrum reconfiguration.”

F.	Sales and Distribution
      Our differentiated products and services allow us to target the most valuable customers in the wireless industry: small, medium and large businesses; government agencies; and individuals who utilize premium mobile communications features and services. Our focus on these customers has resulted in our acquiring what we believe to be the most valuable customer base in the wireless industry, with one of the highest customer loyalty rates, the highest monthly average revenue per customer and the highest lifetime revenue per customer of any national service provider in the wireless industry. We use a variety of sales channels as part of our strategy to increase our customer base: direct sales representatives; indirect sales agents; and customer-convenient channels, including web sales, telesales and Nextel stores.
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
      We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers. These indirect dealers represent our largest channel of distribution. Dealers are independent contractors that solicit customers for our service and are generally paid through commissions and residual commissions. Dealers participate with us in all of the markets we serve including corporate, government, general business and individual sales. We have established a direct handset fulfillment system in which dealers may order handsets directly from Motorola and Motorola delivers them directly to the customer.
      In 2004, we continued to expand distribution through customer-convenient channels, including web sales, telesales and sales through our Nextel stores. These channels generally allow us to acquire customers at a lower cost than our traditional direct and indirect sales. Together, these channels accounted for over one-third of our new subscribers in 2004. We have expanded the number of new subscribers garnered through our web sales and telesales, and our customers’ willingness to buy through these customer-convenient channels has driven significant growth for us. On the web, customers are able to compare our various rate plans and access the full suite of our products and services, including handsets, accessories, and special promotions. Our website allows customers to make account inquiries and encourages handset and accessory sales directly over the Internet. We also provide our customers with a toll-free number (1-800-NEXTEL9) to purchase our products and services. In 2004, we expanded the number of Nextel stores by 141, bringing our total to 777 stores at December 31, 2004. These stores not only generate new customers and brand awareness, but also serve as additional points of contact for existing and new customers. As we increase brand awareness through our expanded advertising and marketing efforts, we believe our Nextel stores, web sales and telesales will be increasingly useful distribution channels for all of our services.
      We have also been exploring other markets that have the potential to support future profitable growth, including through our Boost Mobile-branded pre-paid service, which targets the youth and pre-paid wireless service markets. Through Boost Mobile, we offer pay-as-you-go wireless service and products including our Direct Connect walkie-talkie service, marketed as Boost Walkie-Talkie service, as well as a wide range of accessories, Java games for wireless phones, ring tones and other mobile services, all of which have been designed for today’s youth. We offer Boost Mobile-branded handsets and services at locations where we believe that the youth market prefers to shop, including Best Buy, Wherehouse, Target, Wal-Mart, Nextel Retail Stores, and other youth-oriented retailers. Boost Mobile subscribers can renew their airtime minutes by purchasing Re-Boosttm cards on the Boost Mobile web site or at various convenience and retail stores. In 2004, we expanded the distribution of Boost Mobile branded products and service into a number of additional markets, and are in the process of expanding distribution into nearly all of our remaining markets.

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

      To complement these efforts and to further expand our customer base, in 2003, we introduced our new logo and the “Nextel. Done.” branding and related advertising programs, which are designed to focus attention on productivity, speed, and getting things done. In 2004, we embarked on our 10-year title sponsorship of the NASCAR NEXTEL Cup Series, the NASCAR premier national championship series, which provides unique exposure for our products and services to an estimated 75 million loyal NASCAR fans throughout the United States. Under this sponsorship, we are NASCAR’s Official Telecommunications Sponsor, which entitles us to a variety of branding, advertising, merchandising and technology-related opportunities, many of which are exclusive with NASCAR, its drivers and teams, and the racetrack facilities, subject to specified existing relationships. The goal of these initiatives, together with our other marketing initiatives that include affiliations with most major sports leagues, is not only to increase brand awareness in our targeted customer base, but also to expand the use of our customer-convenient distribution channels: web sales, telesales and Nextel stores.
      We offer pricing options that we also believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Nextel Direct Connect walkie-talkie service minutes with a mix of cellular and long-distance minutes. We also offer special pricing plans that allow some customers to aggregate the total number of minutes for all handsets on their account and reallocate the aggregate minutes among those handsets.

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
      In 2002, we retained International Business Machines Corporation, or IBM, and Teletech Holdings, Inc. to manage our customer care centers. Transferring the day-to-day operations of the call centers has afforded us the ability to significantly refine our business processes and procedures, resulting in a higher customer satisfaction rating with respect to customer care and an improved first call resolution rate, while minimizing costs. We believe these improvements in systems, organizational alignment, process and cost structure have positioned us to continue to make customer care a competitive advantage.
      In 2003, we designed and implemented our customer Touch Point strategy to improve our customer relationships by focusing on eliminating situations that create customer dissatisfaction at each point where we interact with, or “touch,” our customers, including sales, fulfillment, activation, billing, network quality, collections and overall customer care.

I.	Competition
      Since the introduction of mobile communications technology, growth in the industry has been rapid. As of June 2004, the Cellular Telecommunications and Internet Association, or CTIA, estimated that there were over 169 million wireless handsets in service in the United States, providing analog cellular, digital cellular, enhanced SMR service and PCS. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service.
      We compete principally with four other national providers of mobile wireless voice communications: Cingular Wireless (which acquired AT&T Wireless Services, Inc. in 2004), Verizon Wireless, Sprint Corporation (with which we have agreed to merge, as discussed above) and Deutsche Telecom/T-Mobile. We also compete with regional providers of mobile wireless voice communications, such as Southern LINC and Alltel Corporation, which recently announced plans to acquire Western Wireless Corporation, another regional operator. Additional licensees may enter our markets by operating systems utilizing frequencies obtained in FCC auction proceedings. Some of the competitors listed above have financial resources, subscriber bases, coverage areas and/or name recognition greater than we do. In addition, several of these competitors have more extensive channels of distribution than ours, a more expansive spectrum position than ours, or are able to acquire customers at a lower cost. Additionally, we expect our current and future competitors will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Because some of our competitors are affiliated with wireline telecommunications service providers, they are able to offer bundled sets of wireline and wireless services, which we currently are not able to offer.
      Although pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. In particular, we believe we compete based on our differentiated service offerings and products, including our Direct Connect walkie-talkie feature. Several of our competitors have introduced walkie-talkie type features that are designed to compete with our walkie-talkie feature, and others have announced plans to introduce similar services. Although we do not believe that the current versions of these competing features compare favorably with our Direct Connect walkie-talkie feature in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie features comparable to ours, one of our key competitive advantages would be reduced. Because the wireless industry often has competed based on price, to the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings may also adversely impact customer retention.
      Consolidation has created and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. In addition to our proposed merger with Sprint, AT&T Wireless merged with Cingular Wireless in 2004, which created the largest wireless services provider based on the number of subscribers. Our larger competitors, like Verizon Wireless, Cingular and Deutsche Telecom/T-Mobile, have the additional potential advantages of size and scale in their respective domestic operations and, in the case of Deutsche Telecom/T-Mobile, international operations that could allow them to deliver services in a more cost efficient manner. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that the venture participants will use to provide advanced services and entering into roaming arrangements that provide similar benefits. By using joint ventures and roaming arrangements, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional wireline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect that we will face competition from other technologies and services developed and introduced in the future, including potentially those using unlicensed spectrum, including WiFi.

J.	Our Strategic Relationships
      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results in 2004 and prior years and have the potential to have a similar impact in the future. Of these, we believe that our most significant relationships are with Motorola and Nextel Partners and, historically but to a lesser extent currently, NII Holdings. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —E. Related Party Transactions.”
      1. Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole supplier of the iDEN infrastructure equipment and substantially all of the handsets used throughout our network. As discussed above, we also work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our network. We also rely on Motorola for network maintenance and enhancement. In addition, we will rely extensively on

Motorola’s cooperation and support in connection with the reconfiguration process contemplated by the Report and Order. See “— E. Our Network and Technology.” In December 2004, we entered into agreements with Motorola to extend for three years the terms of the agreements under which we purchase iDEN network infrastructure, including base station and core network equipment, related software and hardware maintenance and support services, and current and proposed new iDEN handset models.
      In July 1995, we acquired all of Motorola’s 800 MHz SMR FCC licenses in the continental United States in exchange for shares of our class A common stock and shares of our nonvoting class B common stock. In 2004, we purchased 6 million shares of our class B common stock from Motorola at a price that was based on the then-current market price. As of February 28, 2005, Motorola owned 47.5 million shares of our class A common stock and 29.7 million shares of our nonvoting class B common stock, all of which can be converted into shares of class A common stock at Motorola’s election, representing collectively about 7% of our outstanding class A common stock assuming that conversion. In 2004, we also purchased about 5.6 million shares of Nextel Partners common stock from Motorola at a price that was based on the then-current market price.
      On December 14, 2004, in contemplation of our merger agreement with Sprint, and to help facilitate a tax-free spin off of Sprint’s local wireline business following the merger, we entered into an agreement with Motorola under which Motorola agreed, subject to the terms and conditions of the agreement, not to enter into a transaction that constitutes a disposition of its class B common stock of Nextel or shares of non-voting common stock issued to Motorola in connection with the transactions contemplated by the merger agreement. In consideration of Motorola’s compliance with the terms of this agreement, upon the occurrence of certain events, we have agreed to pay Motorola a consent fee of $50 million, which Motorola must return to us upon the occurrence of certain events, including specifically, if the merger with Sprint is not completed.
      2. Nextel Partners. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets. Nextel Partners has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. As part of those transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners in exchange for equity interests in Nextel Partners.
      As a result of Nextel Partners’ initial public offering in February 2000, our equity interest was converted into voting class B common stock and our total ownership interest was diluted. As a result of the initial public offering and subsequent transactions, including our purchase from Motorola in 2004 of about 5.6 million shares of Nextel Partners common stock, we owned about 32% of the outstanding common stock of Nextel Partners as of December 31, 2004.
      We entered into the relationships with Nextel Partners principally to accelerate the build-out of our network outside the largest metropolitan market areas that initially were the main focus of our network coverage. As an inducement to obtain Nextel Partners’ commitment to undertake and complete the anticipated network expansion, we agreed that we would not offer wireless communications services under the Nextel brand name, iDEN services on 800 MHz frequencies, or wireless communications services that allow interconnect with landline telecommunications in Nextel Partners’ territory. We believe that the proposed merger with Sprint will not breach these provisions; however, continued compliance with these provisions may limit the new company’s ability to achieve synergies and fully integrate operations of us and Sprint. We also have roaming agreements with Nextel Partners covering all of the U.S. market areas in which Nextel Partners currently provides, or will in the future provide, iDEN-based services.
      The certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration of any such purchase in cash, shares of our class A common stock, or a combination of both.

      Specifically, under the terms of the certificate of incorporation of Nextel Partners, during the 18 month period following completion of the proposed merger with Sprint, the holders of a majority of the Nextel Partners class A common stock can vote to require us to purchase all of the outstanding shares of Nextel Partners that we do not already own for the appraised fair market value of those shares. The Nextel Partners stockholders will not be entitled to take action if the proposed merger with Sprint is not completed. We do not know if the stockholders of Nextel Partners will elect to require us to purchase the Nextel Partners class A shares if the proposed merger with Sprint is completed.
      There are also a number of other circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock, which would continue to apply following completion of the proposed merger with Sprint. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —D. Future Capital Needs and Resources —Future Contractual Obligations.”
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
      As of December 31, 2004, Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer, was a director of Nextel Partners.
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
      In February 2004, we tendered the NII Holdings 13% notes that we owned to NII Holdings in exchange for $77 million in cash representing a tender price of $1,165 for each $1,000 in principal amount at maturity of the tendered notes. As of December 31, 2004, we owned about 18% of the outstanding common stock of NII Holdings.
      Mr. Donahue was a director of NII Holdings until March 2004.

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
      Within the limitations of available spectrum and technology, SMR operators are authorized by the FCC to provide mobile communications services, including mobile telephone, two-way radio dispatch (referred to as walkie-talkie), paging and mobile data and Internet services. We use iDEN technology developed and manufactured by Motorola to deliver these services. Unlike some other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings, which has benefited us because, prior to the time that we accepted the FCC’s Report and Order, much of our 800 MHz channel holdings were non-

contiguous. We will continue to operate on non-contiguous spectrum until the reconfiguration of the 800 MHz band contemplated by the Report and Order is complete.
      In addition to being subject to FCC regulation, we are subject to certain state requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider, but it permits states to regulate the “other terms and conditions” of CMRS. The FCC has not clearly defined what is meant by the “other terms and conditions” of CMRS, but has upheld the legality of states assessing universal service payment requirements on CMRS carriers. The FCC also has held that most private lawsuits based on state law claims of unfair or deceptive practices concerning how wireless services are promoted or disclosed are not preempted by the Communications Act.
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
      1. Licensing. Following our acceptance of the Report and Order, we now hold spectrum licenses for an average of about 18 MHz of spectrum in the 800 and 900 MHz bands in our geographic markets. We primarily utilize 800 MHz spectrum, and to a lesser extent 900 MHz spectrum, to provide service to our customers using our existing iDEN network. Under the Report and Order, we also received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, but that spectrum cannot be fully utilized until we help relocate incumbent licensees in the 1.9 GHz band, and reimburse them for the costs of relocation, to another band designated by the FCC, a process expected to take about three years. We also hold licenses or have interests in licenses to a portion of spectrum in the 2.1 GHz and 2.5 GHz band in 71 of the top 100 U.S. markets.
      The FCC regulates the licensing, construction, operation, acquisition and sale of our business and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our business that increase our costs. The FCC does not currently regulate CMRS rates, and states are legally preempted from regulating CMRS rates and entry. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with minimal FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests.
      We hold several kinds of licenses to deploy our services in the 800 MHz band. Because spectrum in the 800 MHz band was originally licensed in small groups of channels, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental U.S. Our 800 and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction milestones applicable to our licenses, except in the case of licenses that are not material to our business. Our 800 and 900 MHz licenses have a 10-year term, at the end of which each must be renewed. The FCC allows “renewal expectancies,” which are presumptions that the licenses will be renewed to any 800 or 900 MHz licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and with the Communications Act. The licenses for spectrum in the 1.9 GHz band that we received as part of the Report and Order have a 10-year term and are subject to similar requirements. The specific construction requirements for our recently acquired 2.1 GHz and 2.5 GHz spectrum have yet to be determined by the FCC because the band is subject to an ongoing regulatory proceeding.

      In some cases we use common carrier point-to-point microwave facilities to connect the transmitter, receiver and signaling equipment for cell sites to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service requirements.
      2. 800 MHz band spectrum reconfiguration. In recent years, a number of public safety communications systems operating on high-site systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the low-site operations of CMRS providers operating on adjacent frequencies in the same geographic area.
      In November 2001, we filed a proposal with the FCC that would result in a more efficient use of spectrum through the reconfiguration of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. In March 2002, the FCC issued a Notice of Proposed Rulemaking to consider proposals to solve the public safety interference issue and we actively participated in that proceeding to arrive at a solution to the interference problem. In July 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In August 2004, the FCC released the text of the Report and Order, which was supplemented by an errata and by a Supplemental Order released on December 22, 2004, which together we refer to as the Report and Order. In February 2005, we accepted the Report and Order. Under the terms of the Report and Order, our acceptance was necessary before it became effective because the Report and Order required us to undertake a number of obligations and accept modifications that have the effect of exchanges to some of our FCC licenses.
      The Report and Order provides for the exchange of a portion of our FCC licenses of spectrum, which the FCC is effecting through modifications to these licenses. Specifically, the Report and Order modified a number of FCC licenses in the 800 MHz band, including many of our licenses, and implemented rules in order to reconfigure spectrum in the 800 MHz band in a 36-month phased transition process. It also obligates us to surrender all of our holdings in the 700 MHz spectrum band and certain portions of our holdings in the 800 MHz spectrum band, and to fund the cost to public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Under the Report and Order, we have received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, but we are required to relocate and reimburse the incumbent licensees in the 1.9 GHz band for their costs of relocation to another band designated by the FCC.
      The Report and Order requires that we complete the first phase of reconfiguration of the 800 MHz band in certain of our markets, including many of our larger markets, within an 18-month period. Completion of the reconfiguration process in any particular market, however, involves reaching agreement and coordinating numerous processes with the incumbent licensees in that market and vendors and contractors that will be performing much of the reconfiguration.
      For the spectrum in the 800 MHz band that was surrendered under the Report and Order, we are permitted to continue to use that spectrum during the reconfiguration process, but we may be required to discontinue use of a portion of this spectrum upon commencement of reconfiguration within the applicable market. As part of the reconfiguration process in most markets, we will cease use of a portion of the 800 MHz spectrum that we currently use before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our network, require us to curtail subscriber additions in that market until the capacity limitation can be corrected, or a combination of the two. Degradation in network performance in any market could result in increased subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. See “— M. Risk Factors –4. The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.” Because we only recently accepted the Report and Order and are just beginning the reconfiguration process, we currently are not able to assess the potential effect that this process will have on our network capacity.

      The Report and Order requires us to make a payment to the United States Department of the Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we will incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of this 1.9 GHz spectrum is about $4,860 million and the aggregate value of this 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2,059 million, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2,801 million by us under the Report and Order. We may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury. In addition, under the Report and Order, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2,801 million.
      Pursuant to the terms of the Report and Order, to ensure that the band reconfiguration process will be completed, we are required to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We obtained the letter of credit using borrowing capacity under our existing revolving credit facility.
      3. New spectrum opportunities, spectrum auctions, and next generation wireless services. Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services. We cannot predict when or whether the FCC will conduct any of the other spectrum auctions or if it will release additional spectrum that might be useful to the wireless industry or us in the future.
      In November 2002, the FCC allocated 90MHz of spectrum in the 1710-1755 MHz and 2110-2155 MHz bands, suitable for advanced wireless services. In November 2003, the FCC adopted the service rules for advanced wireless services in these bands, including provisions for application, licensing, operating and technical rules, and for competitive bidding, which will give licensees in these bands the flexibility to provide any fixed or mobile service that is consistent with the allocations for this spectrum. The Commercial Spectrum Enhancement Act, or CSEA, enacted in December 2004, provides for the establishment of a trust fund mechanism to accelerate the process of making spectrum currently encumbered by government operations, including the 1710-1755 MHz band, available for commercial use. The FCC has indicated that it plans to begin auctioning commercial spectrum in the 1432-1435 MHz and 1710-1755 MHz bands as early as June 2006, but a definitive auction date for the 1710-1755 MHz and other spectrum that is subject of the CSEA has not yet been established.
      In January 2003, the FCC reallocated 30 MHz of spectrum, including the 1990-2000 MHz band, the 2020-2025 MHz band, and the 2175-2180 MHz band, to fixed and mobile terrestrial services. The reallocated spectrum includes 5 MHz that has been assigned to us under the 800 MHz Report and Order. In September 2004, the FCC adopted an order that paired the 1915-1920 MHz band with the 1995-2000 MHz band, known now as the H Block, and paired the 2020-2025 MHz band with the 2175-2180 MHz band, known now as the J Block, but has yet to establish service rules for licensed fixed and mobile services, including advanced wireless services, in the H or J Blocks.
      In April 2003, the FCC proposed a comprehensive overhaul of the 2496-2690 MHz, referred to as the 2.1 GHz and 2.5 GHz band, and 2150-2162 MHz bands, which includes the Multipoint Distribution Service, or MDS, and the Multichannel Multipoint Distribution Service, or MMDS, spectrum that we acquired from WorldCom and Nucentrix in 2004. In 2004, the FCC adopted a series of rules and policies for reforming the 2.1 GHz and 2.5 GHz band with the goal of enhancing the ability of licensees to provide services, including wireless interactive multimedia services, to consumers. In 2005, the FCC authorized the commencement of a nearly five-year-long restructuring period into upper- and lower-band segments for low-power operations, and a mid-band segment for higher-power operations. The FCC has reaffirmed its longstanding prohibition of commercial ownership on approximately 62% of the 2.1 GHz and 2.5 GHz spectrum held primarily by educational and non-profit institutions, but these institutions are authorized to lease a portion of their licensed spectrum to commercial operators, subject to certain restrictions. Petitions for reconsideration of the restructuring of the 2.1 GHz and 2.5 GHz band and a notice of proposed rulemaking concerning additional 2.1 GHz and 2.5 GHz transition and licensing issues remain pending at the FCC.
      The FCC has previously announced that it will auction additional spectrum in the 700 MHz band, but those additional auctions have not been scheduled. There are numerous television operators that currently occupy ultra-high frequency, or UHF, television channels in this band. These operators have the right to continue operation on the current channel through at least 2006, and potentially longer if various conditions are not met. Unless federal legislation or rules are adopted to clear the 700 MHz band earlier than the current law requires, this spectrum would be of limited use for wireless services in the near term.
      The FCC has proposed to modify the licensing framework of the private Business and Industrial/Land Transportation, or B/ILT, spectrum within the 900 MHz band to make it consistent with the 900 MHz SMR commercial services band, on which we currently operate. The FCC has also proposed an auction of the available B/ILT spectrum, in which we believe we would be eligible to participate, but it has yet to be scheduled. This proposal is subject to public comment and further proceedings.
      4. Spectrum caps and secondary spectrum markets. Prior to 2003, the FCC imposed specified limits, known as spectrum caps, on the amount of spectrum that a single licensee could hold in a market. These limits have largely been eliminated. Although there is no longer a specified limit on the amount of spectrum a single licensee may hold in a market, the FCC has retained a rural market cross-ownership restriction and will continue to evaluate, on a case-by-case basis, spectrum aggregation caused by CMRS carriers’ mergers and acquisitions to determine whether a particular transaction will result in too much concentration in the affected wireless markets. In the FCC’s review of the Cingular-AT&T Wireless merger last year, it concluded that, generally, one wireless provider should not have more than 70 MHz of spectrum designated for CMRS in any one market. That conclusion, however, was based on the amount of CMRS spectrum currently available to carriers at that time, whether there was available spectrum in the particular local market and whether existing competitors in the market had access to that additional capacity. The FCC’s findings in the Cingular-AT&T Wireless merger order may be used in its review of the pending Nextel-Sprint merger application.
      In October 2003, the FCC released new rules that provide additional flexibility for licensees to engage in various forms of spectrum leasing arrangements. In September 2004, the FCC released an order that takes additional steps to further facilitate the growth of secondary markets for spectrum, including the extension of flexible leasing policies to additional spectrum. It is not known whether any spectrum initiatives adopted by the FCC will facilitate secondary markets for spectrum trading or leasing.
      The FCC has initiated a number of spectrum-related inquiries and proposed rulemaking proceedings. The FCC has a task force to recommend changes in spectrum policy to increase spectrum efficiency, which task force is considering interference issues, use of unlicensed spectrum by frequency agile radios and spectrum swaps. The FCC continues to make spectrum available for use by unlicensed devices, including WiFi devices.
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

      Because our Phase II E911 services can be accessed only with an A-GPS capable handset, the FCC also required that a certain percentage of our new handset activations be A-GPS capable pursuant to interim benchmarks between January 1, 2003 and December 31, 2005, when we are required to have 95% of our total subscriber base using A-GPS capable handsets. Beginning at the end of the first quarter 2004, substantially all of the handsets that we offer new subscribers, other than the BlackBerry 7510, were A-GPS capable. With the introduction of a new A-GPS capable Blackberry 7520 in December 2004, our entire portfolio of new handsets is A-GPS capable.
      In July 2004, we discovered a latent software design defect that impaired capabilities related to both A-GPS location and certain E911 services of a number of recently introduced handsets manufactured by Motorola that incorporate A-GPS technology. Emergency E911 calls from these handsets generally continued to meet FCC E911 requirements, and the handsets were, and continue to be, fully operational with regard to all other services, including cellular phone, Direct Connect walkie-talkie, and wireless data services. Motorola, as the manufacturer of the handsets, has taken and continues to take corrective actions in response to this issue. The effect of this matter on our operations or financial condition was not material, and we do not expect it to materially impact our results of operations or financial conditions in future periods.
      We have described the effect of the software design defect in our periodic reports to the FCC that have summarized our progress to date with regard to meeting the FCC’s E911 requirements. Based on our assessment of the effect of the design defect and our estimates regarding the rate at which our customer base is expected to transition to handsets equipped with A-GPS technology, we have notified the FCC that we may be unable to satisfy by December 31, 2005 the requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements of the E911 regulations. The A-GPS software design defect has exacerbated the situation.
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
      Motorola is our sole supplier for all of our handsets except the BlackBerry 7520, and we are dependent on Motorola to provide A-GPS capable handsets in sufficient quantities. Nonetheless, the FCC appears to have held us responsible for meeting the Phase II deadlines, even in the event Motorola is unable to produce the necessary handsets and infrastructure on a timely basis.
      6. Truth in Billing and consumer protection. The FCC’s Truth in Billing rules generally require CMRS licensees such as us to provide full and fair disclosure of all charges on their wireless bills, display a toll-free phone number to call for billing questions, and identify any third-party service providers whose charges appear on the bill. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC is now considering possible revisions to its Truth in Billing rules. If the Truth in Billing rules are revised substantially, it could increase our billing and customer service costs. In addition, over twenty states have commenced inquiries to examine the billing and advertising practices of certain nationwide wireless carriers and we have been requested to provide, and have provided, information relating to billing and advertising practices in connection with some of these inquiries.
      In May 2004, the California Public Utilities Commission, or CPUC, adopted various consumer protection rules and privacy regulations for all telecommunications carriers. We received an extension of time to comply with those rules for which it otherwise could not have implemented by the December 2004 effective date. Otherwise, we have implemented the necessary systems, processes and policy changes necessary to comply with the rules. In January 2005, the CPUC stayed these rules and regulations until further action by the CPUC. The CPUC also is considering imposing service quality standards and reporting requirements for wireless carriers. The State of Minnesota has also enacted legislation imposing certain customer service and billing requirements on wireless carriers. These requirements, along with customer service legislation proposed in other states, could significantly increase the cost of providing wireless service.

In addition, federal legislation has been proposed that calls for a wireless subscriber “bill of rights”, which, if enacted, could significantly increase the cost to us and other wireless providers of providing wireless services, and would, among other things, authorize the FCC to monitor cell phone service quality.
      7. Accessibility. The Communications Act requires telecommunications carriers, such as us, and manufacturers of telecommunications equipment, such as Motorola, to make their products and services accessible to and usable by persons with disabilities, if readily achievable. Pursuant to this mandate, Motorola and we are continuing to develop and market a variety of products and services to facilitate access to our wireless network by persons with disabilities. If the FCC requires the wireless industry to improve accessibility on a unilateral basis by redesigning digital phones, technological changes to iDEN handsets could add significantly to the cost of production.
      The FCC has modified the statutory exemption for wireless phones under the Hearing Aid Compatibility Act of 1988 and established rules applicable to both wireless service providers and handset manufacturers. Wireless manufacturers and service providers are required to make digital wireless phones accessible to hearing aid users. Specifically, by September 2005, twenty-five percent of our handset models are required to receive an acceptable rating for hearing aid compatibility. Motorola, our primary handset supplier, and we continue to participate in various industry efforts to help meet the policy goals of the FCC. Any such solution could result in significant costs to us.
      8. Motor vehicle restrictions. A number of states and localities have banned or are considering banning or restricting the use of wireless phones while driving a motor vehicle. New York and New Jersey have enacted statewide bans on handheld phone use while operating a motor vehicle, and the District of Columbia has passed a similar ban. Similar legislation is pending in other states. Several localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Such bans could cause a decline in the number of minutes of use by subscribers.
      9. Local number portability. In 2004, wireless providers implemented nationwide telephone number portability, which enables customers to keep their telephone numbers when they change carriers within established geographic markets. We have implemented the operational and technical changes necessary to facilitate porting in and out of our network. Given the interdependence of other carrier operations and processes required to effectuate a port, the wireless number portability process was initially subject to certain errors, and ports required more time to complete than had been predicted. The wireless industry since has greatly improved the porting process and continues to work cooperatively to further reduce the time required to complete most ports. Some wireline carriers, however, have sought and received certain exemptions to the telephone number portability requirements from state public utility commissions, which limits our ability to port numbers between wireline carriers and our network. The United States Court of Appeals for the District of Columbia Circuit is considering the question of whether wireline carriers are entitled to these exemptions from intermodal porting.
      10. Electronic surveillance. Telecommunications carriers, including us, are required by law to provide certain surveillance capabilities to law enforcement agencies. We deliver the requisite surveillance capabilities to law enforcement with respect to traditional voice communications, as well as our push-to-talk service.
      In August 2004, the FCC proposed that broadband Internet and voice over Internet protocol, or VoIP, services be subject to the same surveillance requirements as traditional interconnected voice services provided by carriers. The FCC also tentatively concluded that telecommunications carriers would be responsible for all costs related to implementation of surveillance capabilities, which could place a substantial burden on carriers, like us. The FCC is expected to release a final order in the proceeding this year.
      11. Voice over Internet protocol. In February 2004, the FCC began examining the appropriate regulatory treatment for voice services provided using VoIP. The rapid growth in VoIP-based services has caused concern regarding the appropriate extent of regulation applicable to those services as carriers, including wireless carriers, begin to migrate their networks towards Internet protocol, or IP, platforms. Currently, VoIP services are exempt from many federal regulatory fee and tax requirements, such as Universal Service Fund contributions, that most wireline and wireless telecommunications providers are required to pay. The FCC’s rulemaking recognizes that IP-based services should continue to be subject to minimal regulation, but is examining means by which social polices supported by regulation, such as the Universal Service Fund, can be maintained. In November 2004, the FCC issued an order stating that Vonage’s DigitalVoice service, which provides VoIP service, is an interstate service and not subject to state public utility commission requirements governing traditional telephone service, and noted its general intention to preempt state public utility regulation of similarly-situated VoIP services. The Vonage order did not address whether VoIP services should be subject to those fees and regulatory assessments. If VoIP services remain exempt from federal regulatory fee and tax requirements, such as Universal Service Fund contributions, it could place carriers that continue to be subject to those fee and tax obligations, such as us, at a competitive disadvantage.
      12. Health concerns. FCC rules limit the permissible human exposure to radio frequency emissions from wireless telecommunications equipment, including handsets. Over the past several years, various studies have been undertaken to determine whether certain wireless handsets may be linked to health problems, including cancer. Although some studies have found a link between the radio frequency energy emitted by mobile phones and cancer, the National Cancer Institute has cautioned that these studies have limitations, given the relatively short amount of time cellular phones have been widely available. Other studies have found no evidence that cell phones cause cancer. In January 2005, a British government science advisory board reiterated that the evidence suggests exposure to radiofrequency energy below established guidelines does not cause health risks to the general population, but urged limited use of mobile phones by children as a precautionary measure. The U.S. Food and Drug Administration does not share the same concern, but continues to work with the World Health Organization, other federal agencies, including the FCC, and the wireless industry in conducting further research into possible health effects. In addition, several class-action lawsuits remain pending against several wireless carriers, including us, and manufacturers to force wireless carriers to supply hands-free devices with phones and to compensate customers who have purchased radiation-reducing devices. See “— Item 3. Legal Proceedings.” Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services.
      13. Universal Service. Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its universal service orders require telecommunications carriers generally (subject to limited exemptions) to fund universal service programs for high cost carriers, low income customers, services to schools and libraries, and rural health care providers. Currently, we are required to fund these federal programs based on our interstate end-user telecommunications revenue and we also are required to contribute to some state universal service programs.
      In December 2002, the FCC released an order that changed the formula used to assess universal service contributions on wireless carriers. In addition, the order included a restriction on the amount that carriers can include on a customer’s bill to recover their costs of contributing to the universal service fund. The FCC is considering further changes to the contribution and recovery formulas. Possible options include moving from the current system, which is based on interstate end-user telecommunications revenue, to a system that assesses universal service fund fees based on the amount of telephone numbers or end-user connections that a customer uses. These changes could result in an increase in our universal service fund payment obligations.
      In February 2004, the FCC’s Federal-State Joint Board on Universal Service proposed a number of changes to the rules governing fund distributions to carriers eligible for high cost support. If the FCC adopts some, or all, of the Joint Board’s recommendations, it could both limit our eligibility to receive high cost universal service funds in the future, as well as impact our universal service fund contribution responsibilities.
      14. Intercarrier Compensation. Currently, interconnection arrangements between telecommunications carriers consist of a complex set of intercarrier compensation mechanisms, which generally can be divided into the following categories:

•	access charges that are levied on interstate and intrastate toll calls originated and terminated between carrier networks,

•	reciprocal compensation payments paid by originating carriers for the transport and termination of their local traffic onto other carrier networks, and

•	universal service subsidies that are currently funded by assessments on all carriers providing interstate telecommunications services.
      In February 2005, the FCC adopted proposed rulemaking to consider various proposals to change intercarrier compensation arrangements, all of which could affect a carrier’s cost to interconnect and terminate traffic between networks. If the FCC adopts a plan that increases universal service funding requirements or allows rural carriers to impose higher intercarrier charges, it could increase our intercarrier compensation costs.
      In addition, certain incumbent local exchange carriers, or ILECs, in rural areas have started to impose on wireless carriers, including us, non-cost-based charges to terminate the traffic that we send to them. These new charges, imposed via state tariffs, feature high termination rates that are not based on the rural ILECs’ cost of terminating the traffic we send to them, and are not reciprocal. The rural ILECs generally justify these tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. In February 2005, the FCC prohibited rural ILECs from enforcing these tariffs on a going forward basis, requiring that wireless carriers and rural ILECs instead directly negotiate the terms for reciprocal compensation with respect to local traffic each exchanges with the other. The FCC nevertheless denied the petition, finding that, in the absence of a negotiated compensation agreement, the rural ILEC tariffs were not prescribed under specific terms of existing FCC rules. While this ruling may result in additional state interconnection negotiation and potential state arbitration proceedings for us and for other wireless carriers, it should, over time, moderate the cost of terminating wireless calls to customers of rural ILECs.
      15. Privacy-related regulations. The FCC has initiated a proceeding on customer proprietary network information, or CPNI, to deal with the issue of subscriber privacy. CPNI is essentially information about with whom, where, when, and for how long a subscriber makes calls. In July 2002, the FCC implemented rules that (a) limit how carriers may use CPNI for marketing purposes, and (b) specify what carriers must do to safeguard CPNI held by their joint venture partners and contractors. We are subject to and currently comply with these rules. The FCC also sought comment on whether it should regulate foreign storage of and access to domestic CPNI. Because we contract with vendors that provide some offshore call and customer-service center services, any regulation that would restrict or limit such offshore centers from having access to domestically stored CPNI could increase our operating costs. It is not known at this time if, when, or the extent to which the FCC will regulate in this area.
      16. Tower siting. The FCC has adopted new rules that are designed to streamline the procedures for review of tower site construction and construction of other communications facilities under the existing Federal statutes and FCC rules, which are effective in March 2005. These new rules may result in complicating the review process due to required reviews by state governments, Native American tribes and other interested parties, as well as the FCC, which could adversely affect our ability to, or the location in which we may construct new towers. The FCC also is conducting an inquiry into the effect that communications towers may have on migratory birds.
      17. Outage reporting. In August 2004, the FCC adopted new regulations that will require all telecommunications carriers, including us, to report outages to the FCC. This requirement may affect the manner in which we track and gather data regarding system outages and repair outages.

L.	Employees
      As of February 28, 2005, we had over 19,000 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

M.	Risk Factors

1.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.
      There are currently five national wireless communications services providers, including us. Our ability to compete effectively with these providers and other prospective wireless communications service providers depends on the factors below, among others.

a.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.
      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our network as compared to the networks of our competitors. The 800 MHz reconfiguration process contemplated by the Report and Order could adversely affect operational performance and the reliability of our network. See “— 4. The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.” We may have difficulty attracting and retaining customers if we are unable to resolve quality issues related to our network as they arise or if those issues:

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
      Our subscriber base continues to grow rapidly. To continue to successfully increase our number of subscribers and pursue our business plan, we must economically:

•	expand the capacity and coverage of our network;

•	obtain additional spectrum in some or all of our markets, if and when necessary;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets and related accessories to meet subscriber demand.
      If we are unable to achieve the increased network capacity benefits of the 6:1 voice coder, or there are substantial delays in doing so, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs, and otherwise may not be able to successfully increase our number of subscribers or complete the 800 Mhz reconfiguration process contemplated by the Report and Order without adversely affecting operational performance and the reliability of our network. See “— 4. The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.”
      Our operating performance and ability to retain these new customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. We have outsourced many aspects of our customer care and billing and functions to third parties and cannot be sure that this outsourcing will not heighten these risks. An adverse change in the ability of any such party to provide services to us could adversely affect our operations.

c.	Some of our competitors are able to offer bundles of services that are not available to us, which may limit our ability to compete.
      Most of our competitors are affiliated with incumbent local exchange carriers, including the former Regional Bell Operating Companies that offer bundled telecommunications services that include local, long distance and data services. Because we do not have such an affiliation, in order to replicate these bundled service offerings, we would have to enter into arrangements with other parties. This ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of our competitors, may enable them to offer services at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues and growth may be adversely affected.

d.	We may face continuing pressure to reduce prices, which could adversely affect operating results.
      Over time, as the intensity of competition among wireless communications providers has increased, we and our competitors have decreased prices or increased service and product offerings, resulting in both declining average monthly revenue per subscriber in the wireless industry overall, and in declining average revenue per minute of use. These trends may continue. Competition in pricing and service and product offerings may also adversely impact customer retention. To the extent we continue to offer more competitive pricing packages, our average monthly revenue per subscriber may decrease, which would adversely affect our results of operations. If this trend continues, it may be increasingly difficult for us to remain competitive. We may encounter further market pressures to:

•	continue to migrate existing customers to lower priced service offering packages;

•	restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

e.	Several of our competitors now provide or plan to provide two-way walkie-talkie features, and if those services become comparable to ours, we would lose a competitive advantage.
      One of the primary ways in which we differentiate ourselves is through our two-way walkie-talkie feature, marketed as Nextel Direct Connect. Until the latter half of 2003, traditional cellular or personal communication services providers did not offer walkie-talkie features. A number of wireless equipment vendors, including Motorola, have begun to offer, or announced plans to offer, wireless equipment that is capable of providing walkie-talkie features that are designed to compete with our Direct Connect walkie-talkie feature. Several of our competitors have introduced, or have announced plans to introduce, these walkie-talkie features. If these features are perceived to be or become, or if any such services introduced in the future are, comparable to our Direct Connect walkie-talkie feature, our competitive advantage would be reduced, which in turn could adversely affect our business.

f.	Our digital handsets are more expensive than those of some competitors, which may affect our growth and profitability.
      With the exception of BlackBerry devices, which are available only from RIM, we currently market multi-function digital handsets available from only one supplier, Motorola. Although our handset supply agreement with Motorola is structured to provide competitively priced handsets, the cost of our handsets may nonetheless be higher than analog handsets and digital handsets that do not incorporate a similar multi-function capability, which may make it more difficult or less profitable for us to attract customers. In addition, the higher cost of our handsets requires us to absorb part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability.

g.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.
      Our network currently uses non-contiguous spectrum frequencies, which traditionally were usable only for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. We became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed the iDEN technology. We are currently the only national U.S. wireless service provider utilizing iDEN technology, and iDEN handsets are not currently designed to roam onto other domestic wireless networks that utilize other technologies. Because iDEN technology is a proprietary technology that is not standards-based, it is not as widely adopted as, and currently has fewer subscribers on a worldwide basis than, other wireless technologies. Accordingly, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets.
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
      If we were to deploy next generation digital technologies that would allow high capacity wireless voice and higher speed data transmission, significant capital expenditures would be required, and could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. As there are several types of next generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we were to choose to deploy did not gain widespread acceptance or perform as expected, our business may be adversely affected. In addition to the costs associated with a change in technology, we could also incur specified obligations with respect to Nextel Partners if we elect to deploy new technologies, including the obligation to purchase the outstanding shares of Nextel Partners’ class A common stock at its then-current fair value. Finally, there can be no guarantee that any such technology will provide the advantages that we expect.

j.	If our roaming partners experience financial or operational difficulties, our customers’ ability to roam onto their networks may be impaired, which could adversely affect our ability to attract and retain customers who roam on those networks.
      Nextel Partners operates a network compatible with ours in numerous mid-sized and tertiary markets in the United States. We offer cellular and walkie-talkie services internationally in Canada, Latin America and Mexico through agreements with TELUS Mobility and NII Holdings. If Nextel Partners, NII Holdings or TELUS Mobility experiences financial or operational difficulties, the ability of our customers to roam on their respective networks may be impaired. In that event, our ability to attract and retain customers who want to access those networks may be adversely affected.

2.	We have substantial indebtedness, which may limit how we conduct our business or limit our growth, which in turn could be a competitive disadvantage.
      As of December 31, 2004, we had $8,657 million of outstanding obligations, including $5,365 million of senior notes, $3,178 million of indebtedness under our secured bank credit facility and $108 million in mandatorily redeemable preferred stock obligations and $6 million of other obligations.
      The level of our outstanding indebtedness greatly exceeds our cash on hand and our annual cash flows from operating activities. At December 31, 2004, we had $1,814 million of cash, cash equivalents and short-term investments on hand, and we had $2,992 million in revolving credit borrowings available under our secured credit facility, $2,500 million of which will be utilized in connection with the letter of credit required by the FCC under its Report and Order. During 2004, our operating activities provided $4,288 million of cash, and we used $1,946 million in investing activities (i.e., capital expenditures relating to expansion of network coverage and capacity and strategic acquisitions), and, during 2003, our operating activities provided $3,312 million of cash, and we used $2,061 million in investing activities. Prior to 2002, our operating activities did not provide sufficient cash flow to fund our investing activities. Unless our operating activities continue to generate sufficient cash, we may not be able to continue to expand our business and satisfy our long-term obligations.
      In addition, the indentures under which $4,854 million in principal amount of our senior notes have been issued and our secured bank credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Although these restrictions do not limit our ability to merge with Sprint, under our senior note indentures, as a result of the merger, the resulting company will be required to make an offer to repurchase our outstanding senior notes at a price equal to 101% of the then-outstanding principal amount, plus accrued and unpaid interest, unless Sprint Nextel’s long-term debt is rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor’s Services, Inc. for at least 90 consecutive days from the completion of the merger, or with respect to three series of our notes, both S&P and Moody’s reaffirm or increase the rating of all of our senior notes after completion of the merger or, with respect to any one of the three series, that series is rated investment grade by both S&P and Moody’s. These restrictions, however, could limit or interfere with our ability to take advantage of various business opportunities or otherwise effectively compete by restricting our ability to:

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
      Our bank credit facility also requires us to maintain specified financial ratios and satisfy financial tests. If we are not able to meet these ratios and satisfy other tests, we will be in default of the bank credit facility, which in turn would result in defaults under our indentures, and would give our banks and note holders the right to require us to repay all amounts then outstanding.

3.	Our business could be adversely impacted by uncertainty related to the merger with Sprint.
      Uncertainty about whether and when the merger will be completed and how the business of Sprint Nextel will be operated after the merger could adversely affect our business, including due to attempts by other communication providers to persuade our customers to change service providers, which could increase the rate of our subscriber churn and have a negative impact on our subscriber growth, revenue and results of operations. Such uncertainty also could make it difficult for us to preserve employee morale, and retain and hire key employees.

4.	The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.
      In order to accomplish the reconfiguration of the 800 MHz spectrum band that is contemplated by the Report and Order, in most cases we will need to cease our use of a portion of the 800 MHz spectrum in a particular market before we are able to commence use of replacement 800 MHz spectrum in that market. Consequently, to mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands, which spectrum may not be available to us on acceptable terms. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our network, require us to curtail subscriber additions in that market until the capacity limitation can be corrected, or a combination of the two. Degradation in network performance in any market could result in subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations. Because we only recently accepted the Report and Order and are just beginning the reconfiguration process, we currently are not able to assess the potential impact that this process will have on our network capacity.
      Certain next generation technologies that we may deploy in the future would require that we have the use of the 1.9 GHz spectrum that we acquired under the Report and Order. The Report and Order, however, specifies that we may not use the 1.9 GHz spectrum until we have relocated the incumbent licensees in the 1.9 GHz band to another band designated by the FCC, a process that could take several years to complete. In addition, the Report and Order gives the FCC the authority to suspend our use of the 1.9 GHz spectrum if we do not comply with our obligations under the Report and Order. Our inability to relocate the incumbent licensees, or a suspension in our use of the spectrum, could prevent us from deploying new network technologies and providing next generation wireless services.

5.	Government regulations determine how we operate, which could increase our costs and limit our growth and strategy plans.
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
      We are required to have 95% of our total subscriber base using A-GPS capable handsets by December 31, 2005, and we have notified the FCC that we may be unable to satisfy this requirement by December 31, 2005. We may incur significant additional costs in order to satisfy the Phase II E911 requirement because our compliance requires that the non-A-GPS capable handsets in our subscriber base be replaced with A-GPS capable handsets. Our ability to meet the Phase II requirements on the schedule currently contemplated by the E911 regulations and the costs we may incur in an effort to accelerate our customers’ transition to A-GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.
      It is possible that we may face additional regulatory prohibitions or limitations on our services. For example, the California Public Utilities Commission, or CPUC, enacted extensive consumer protection and privacy regulations for all telecommunications carriers, and other states have or are considering similar regulations or legislation. Although the CPUC recently stayed the effectiveness of these regulations, if the stay is lifted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. If similar regulations are adopted in other states, they could impose significant additional costs on us as well as other wireless carriers. If any new regulations prohibit us from providing planned services, it could be more difficult for us to compete.
      Further, some state and local jurisdictions have adopted legislation that could affect our costs and operations in those areas. For example, some jurisdictions, such as the States of New York and New Jersey have laws restricting or prohibiting the use of portable communications devices while driving motor vehicles, and the District of Columbia has passed a similar ban. Federal legislation has been proposed that would affect funding available to states that do not adopt similar legislation. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.
      Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a commercial licensee like us and a public safety licensee.

6.	If Motorola is unable or unwilling to provide us with equipment and handsets, as well as anticipated handset and infrastructure improvements, our operations will be adversely affected.
      Motorola is currently our sole source for most of the network equipment and all of the handsets we offer except BlackBerry devices. Accordingly, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to our customers. In addition, because we are one of a limited number of wireless carriers that have deployed iDEN technology, we bear a substantially greater portion of the costs associated with the development of new equipment and features than would be the case if our network utilized a more widely adopted technology platform. If factors affecting our relationship with Motorola were to result in a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in Motorola’s ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers, add new subscribers or offer competitive services. Accordingly, a decision by Motorola to discontinue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us.

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
      We expect to continue to rely principally on Motorola or its licensees for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network and handset equipment at least for the next several years. For instance, we rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services, such as the 6:1 voice coder software upgrade, and the handset-based A-GPS location technology solution necessary for us to comply with the FCC’s E911 requirements. The failure by Motorola to deliver these improvements and solutions or to do so within our anticipated timeframe, or the failure of those improvements or solutions to perform as expected, could impose significant additional costs on us. With respect to the FCC’s E911 requirements, we are responsible for timely meeting these requirements, whether or not Motorola is able to produce the necessary handsets and infrastructure. We also will rely extensively on Motorola’s cooperation and support in connection with the reconfiguration process contemplated by the Report and Order, and a lack of cooperation or support by Motorola would adversely affect our ability to satisfy our obligations under the Report and Order.

7.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.
      Motorola provides the iDEN infrastructure equipment and substantially all of the handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. In 2004, we and Motorola extended through December 31, 2007 the terms of the supply agreements for infrastructure equipment, services and handsets. Our arrangements with Motorola, together with the fact that our existing customer base is utilizing iDEN technology, may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change generally as well as those that arise under the Motorola agreements. For example, our current agreements with Motorola require us to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, in specified circumstances, these agreements give Motorola an opportunity to supply a portion of our infrastructure requirements for the alternate technology. To the extent that we are subject to these or similar obligations in the future, our ability to negotiate with or obtain an alternate equipment supplier may be limited.

8.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.
      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. While the current lawsuits against us have been dismissed, the plaintiffs have appealed, and we cannot be sure of the outcome or if additional lawsuits will not be filed. We cannot be sure that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

9.	Our equity investment in Nextel Partners is subject to numerous limitations, conditions and covenants.
      The certificate of incorporation of Nextel Partners sets forth various circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. Specifically, under the terms of the certificate of incorporation of Nextel Partners, during the 18 month period following completion of the merger with Sprint, the holders of a majority of the Nextel Partners class A common stock can vote to require us to purchase all of the outstanding shares of Nextel Partners that we do not already own for the appraised fair market value of those shares. We do not know if the stockholders of Nextel Partners will elect to require us to purchase the Nextel Partners class A shares after the merger. In addition, we may not transfer our interest in Nextel Partners to a third party before January 29, 2011.

10.	Our issuance of additional shares of common stock and general conditions in the wireless communications industry may affect the price of our common stock.
      We currently have arrangements in various forms, including options and convertible securities, under which we will issue a substantial number of new shares of our class A common stock. As of December 31, 2004, we had commitments to issue 29.7 million shares upon conversion of our class B nonvoting common stock, 12.9 million shares upon conversion of our convertible senior notes and zero coupon convertible preferred stock and 92.3 million shares upon exercise of options or in connection with other awards outstanding under our incentive and other equity plans. In the aggregate, these obligations represent 134.9 million shares, or 11% of our class A common stock outstanding on December 31, 2004 assuming these shares issuable had been outstanding on that date. An additional $1,000 million in aggregate dollar amount of shares of our class A common stock is available for issuance and sale under our direct stock purchase plan. In addition, we may elect in some circumstances to issue equity to satisfy obligations otherwise payable in cash or to make acquisitions, and we have issued and may continue to issue common stock in exchange for some of our outstanding securities. An increase in the number of shares of our common stock that are or will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our common stock or convertible securities. Some of the shares subject to issuance are, or may become, freely tradable, without regard to the volume limitations of Rule 144 under the Securities Act of 1933.

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

•	the uncertainties related to our proposed merger with Sprint;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance, including any performance issues resulting from the reconfiguration of the 800 MHz band that is contemplated by the FCC’s Report and Order;

•	the timely development and availability of new handsets with expanded applications and features,;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or to reimburse us for our costs related to the A-GPS software design defect, or in our relationship with Motorola;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	our ability to successfully scale our business and support operations in order to meet our goals for subscriber and revenue growth, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie features that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order and to deploy Phase II location-based E911 capabilities; and

•	access to sufficient debt or equity capital to meet any operating and financing needs.
N.     Available Information
      We make available free of charge on or through our Internet website at www.nextel.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Item 2.	Properties.
      We currently lease our principal executive and administrative offices, which are located at 2001 Edmund Halley Drive, in Reston, Virginia. This facility is about 164,000 square feet, and the lease has an initial term expiring July 31, 2009, with four five-year renewal options. A summary of our major leased facilities as of December 31, 2004 is as follows:

Locations	Square feet	Year of Expiration

Reston, Virginia	801,000	2009, 2010 and 2014
Herndon, Virginia	286,000	2008 and 2013
McLean, Virginia	179,000	2006 and 2007
Irvine, California	178,000	2005 and 2010
Norcross, Georgia	178,000	2010 and 2016
Grand Prairie, Texas	161,000	2010
Hampton, Virginia	157,000	2009 and 2010
Englewood, Colorado	140,000	2008
Rutherford, New Jersey	115,000	2008
Temple, Texas	109,000	2016
Farmington Hills, Michigan	108,000	2008
Abilene, Texas	104,000	2006
Lone Tree, Colorado	100,000	2010
      None of the expiration dates for the leases disclosed above includes potential extensions related to the exercise of renewal options. We also lease smaller office facilities for sales, maintenance and administrative operations in our markets. We have over 200 of these leases in effect at December 31, 2004, generally with terms ranging from 5 to 10 years, not including extensions related to the exercise of renewal options.
      As of December 31, 2004, we also leased facilities for about 50 mobile switching offices. These leases generally have five to ten-year initial terms, typically with renewal options, and range between 5,000 and 58,000 square feet. In 2004, we expanded the number of Nextel stores by 141, bringing our total to 777 stores at December 31, 2004. These kiosks and small store locations typically have lease terms of five years and range between 100 and 5,200 square feet.
      We lease transmitter and receiver sites for the transmission of our radio service under various individual site leases as well as master site lease agreements. The terms of these leases generally range from month-to-month to 10 years. As of December 31, 2004, we had 19,800 constructed sites at leased locations in the United States for our network. We also own properties and a limited number of transmission towers where management considers it advisable. For more information regarding our leases see note 10 to the consolidated financial statements appearing at the end of this annual report of Form 10-K.

Item 3.	Legal Proceedings.
      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. In March 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.
      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We reached a settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one lawsuit that challenges the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement was found to be fair and was approved by the court, which approval recently was affirmed by the appellate court, and a motion for rehearing was filed by one of the objectors. Assuming no further appeal is sought, the settlement would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.
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
      No matters were submitted to a vote of our security holders during the fourth quarter 2004.
Executive Officers of the Registrant
      The following people are serving as our executive officers as of February  28, 2005. These executive officers were elected to serve until their successors have been elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.
      Timothy M. Donahue. Mr. Donahue is 56 years old and has served as our Chief Executive Officer since July 1999. Mr. Donahue also has served as President since joining us in February 1996 and also served as Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including Regional President for the Northeast. Mr. Donahue serves as a director of Nextel Partners and Eastman Kodak Company.
      Paul N. Saleh. Mr. Saleh is 48 years old and has served as Executive Vice President and Chief Financial Officer since September 2001. From June 1999 to August 2001, Mr. Saleh served as Senior Vice President and Chief Financial Officer of Disney International, a subsidiary of The Walt Disney Company. From April 1997 to June 1999, Mr. Saleh served as Senior Vice President and Treasurer of The Walt Disney Company. Prior to joining The Walt Disney Company, Mr. Saleh worked for twelve years with Honeywell Inc., where he was most recently Vice President and Treasurer.
      Thomas N. Kelly, Jr. Mr. Kelly is 57 years old, joined us in April 1996 and has served as Executive Vice President and Chief Operating Officer since February 2003. From 1996 to February 2003, Mr. Kelly served as our Executive Vice President and Chief Marketing Officer. Between 1993 and 1996, Mr. Kelly was Regional Vice President of Marketing for AT&T Wireless. Prior to joining AT&T Wireless, Mr. Kelly worked for twelve years with the marketing consulting firm of Howard Bedford Nolan, where he was most recently an Executive Vice President.
      Barry J. West. Mr. West is 59 years old, joined us in March 1996 and serves as Executive Vice President and Chief Technology Officer. Previously, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, which was a cellular communications subsidiary of British Telecom.

      Leonard J. Kennedy. Mr. Kennedy is 53 years old and since January 2001 has served as Senior Vice President and General Counsel. From 1995 until January 2001, Mr. Kennedy was a member of the law firm Dow, Lohnes & Albertson, specializing in telecommunications law and regulatory policy.
      William G. Arendt. Mr. Arendt is 47 years old and has served as our Senior Vice President since February 2004 and as our Controller since May 1997. From May 1997 to February 2004, he also served as our Vice President. From June 1996 until May 1997, Mr. Arendt was Vice President and Controller for Pocket Communications, Inc., a PCS company. From September 1992 until June 1996, he was Controller for American Mobile Satellite Corporation. Previously, Mr. Arendt worked for thirteen years at Ernst & Young LLP.
      Richard S. Lindahl. Mr. Lindahl is 41 years old and has served as our Vice President and Treasurer since May 2002. From August 1997 to May 2002, Mr. Lindahl served us in various capacities, including Assistant Treasurer and Director, Financial Planning & Analysis. Prior to joining us in August 1997, Mr. Lindahl held the position of Vice President, Financial Planning with Pocket Communications.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market for Common Stock
      Our class A common stock is traded on the Nasdaq National Market under the trading symbol “NXTL.” The following table lists, on a per share basis, the high and low closing sales prices for the common stock as reported by the Nasdaq National Market for the periods indicated:

	Quarterly Common Stock Price Ranges
	Year Ended December 31,

	2004		2003

Quarter Ended	High	Low	High	Low

March 31	$29.18	$24.26	$14.66	$10.89
June 30	26.85	22.21	19.09	11.75
September 30	26.40	21.42	20.83	16.86
December 31	30.19	24.32	28.17	18.80

B.	Number of Stockholders of Record
      As of February 28, 2005, there were about 4,000 holders of record of our class A common stock. We have the authority to issue shares of nonvoting common stock, which are convertible on a share-for-share basis into shares of class A common stock. As of February 28, 2005, Motorola was the sole stockholder of record of the 29,660,000 outstanding shares of nonvoting common stock.

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

Item 6.	Selected Financial Data.
      The following selected financial data are derived from our consolidated financial statements and have been restated to reflect adjustments that are further discussed in “Explanatory Note” in the forepart of this annual report on Form 10-K and note 1 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report on Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(as restated)	(as restated)
	(in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA
Operating revenues	$13,368	$10,820	$8,721	$7,689	$5,714
Cost of revenues (exclusive of depreciation included below)	4,003	3,169	2,535	2,888	2,188
Selling, general and administrative	4,241	3,453	3,039	3,020	2,278
Restructuring and impairment charges	—	—	35	1,769	—
Depreciation and amortization	1,841	1,694	1,595	1,746	1,265

Operating income (loss)	3,283	2,504	1,517	(1,734)	(17)
Interest expense, net	(565)	(802)	(990)	(1,196)	(849)
(Loss) gain on retirement of debt, net of debt conversion costs	(117)	(245)	354	469	(127)
Gain on deconsolidation of NII Holdings	—	—	1,218	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	15	(58)	(309)	(95)	(152)
Other (expense) income, net	29	225	(39)	(223)	281
Income tax benefit (provision)	355	(113)	(391)	135	33

Net income (loss)	3,000	1,511	1,360	(2,644)	(831)
(Loss) gain on retirement of mandatorily redeemable preferred stock	—	(7)	485	—	—
Mandatorily redeemable preferred stock dividends and accretion	(9)	(58)	(211)	(233)	(209)

Income (loss) available to common stockholders	$2,991	$1,446	$1,634	$(2,877)	$(1,040)

Earnings (loss) per common share
Basic	$2.69	$1.38	$1.85	$(3.70)	$(1.38)

Diluted	$2.62	$1.34	$1.75	$(3.70)	$(1.38)

Weighted average number of common shares outstanding
Basic	1,111	1,047	884	778	756

Diluted	1,152	1,089	966	778	756

	December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(as restated)	(as restated)
	(in millions)
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments, including restricted portion	$1,814	$1,971	$2,686	$3,801	$4,674
Property, plant and equipment, net	9,613	9,093	8,918	9,274	8,791
Intangible assets, net	7,223	7,038	6,607	5,778	5,671
Total assets	22,744	20,510	21,477	22,064	22,686
Domestic long-term debt, capital lease and finance obligations, including current portion	8,549	10,212	12,550	14,865	12,212
Debt of NII Holdings, nonrecourse to and not held by parent	—	—	—	1,865	2,519
Mandatorily redeemable preferred stock	108	99	1,015	2,114	1,881
Stockholders’ equity (deficit)	9,408	5,738	2,765	(637)	1,992
      The tables above set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K. Highlighted below are certain transactions and factors that may be significant to an understanding of our financial condition and comparability of results of operations.
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
      In November 2002, NII Holdings, which prior to that time had been our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code, having filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware after it and one of its subsidiaries defaulted on credit and vendor finance facilities. Prior to its bankruptcy filing, NII Holdings was accounted for as one of our consolidated subsidiaries. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method. In accordance with the equity method of accounting, we did not recognize equity losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. NII Holdings’ net operating results through May 2002 have been presented as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method. However, the presentation of NII Holdings in the financial statements as a consolidated subsidiary in 2001 has not changed from prior presentation. The following table provides the operating revenues and net loss of NII Holdings included in our consolidated results for 2001 and 2000, excluding the impact of intercompany eliminations:

	2001	2000

	(in millions)
Operating revenues	$680	$330
Net loss	2,497	417
      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations. In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million.
      In 2004, NII Holdings completed the redemption of its 13% senior notes that we held, in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations. As of December 31, 2004, we accounted for the shares of NII Holdings common stock that we hold as an available-for-sale investment, recorded in short-term investments and investments on our condensed consolidated balance sheet at the current market value of that common stock. Additional information regarding our investment in NII Holdings can be found in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      Operating Revenues and Cost of Revenues. Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Accordingly, for all handset sale arrangements entered into beginning in the third quarter 2003, we recognize revenue and the related cost of revenue when title to the handset passes to the customer. Prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales and an equal amount of the related cost of revenue on a straight-line basis over the then expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Therefore, the adoption of EITF Issue No. 00-21 resulted in increased handset revenues and cost of handset revenues in 2003 as compared to 2002.
      We elected to apply the provisions of EITF Issue No. 00-21 to our existing customer arrangements. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of handsets that were deferred under SAB No. 101. Additional information regarding our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements appearing in this annual report on Form 10-K.
      Adoption of SFAS No. 142. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, which consist of our FCC licenses. In the first quarter 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Additional information regarding the adoption of SFAS No. 142 can be found in note 5 to the consolidated financial statements appearing in this annual report on Form 10-K.
      Long-Term Debt, Preferred Stock and Finance Obligation. During the second quarter 2002 and continuing throughout 2003 and 2004, we reduced our outstanding debt obligations through the redemption, purchase and retirement of some of our long-term debt and preferred stock. We used some of the proceeds from newly issued senior notes and a new term loan under the bank credit facility, together with our existing cash resources, to redeem and retire certain senior notes, then-existing term loans under the facility and preferred stock. These newly issued senior notes and the new term loan have lower interest rates and longer maturity periods than the notes and loans that were retired. We also issued shares of our class A common stock in exchange for some of our outstanding debt securities. Additional information can be found in note 6 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      Income Tax Benefit (Provision). We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Our valuation allowance has historically included reserves primarily for the tax benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and the tax benefit of stock option deductions relating to employee compensation. Prior to June 30, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred.
      During 2004, based on our cumulative operating results and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million. Also during 2004, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration. Accordingly, we decreased the valuation allowance primarily attributable to capital loss carryforwards by $212 million as a credit to tax expense. Additional information can be found in note 9 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      Other Income (Expense), Net. As discussed in note 3 to the consolidated financial statements appearing at the end of this annual report on Form 10-K, other income (expense), net in 2003 includes a $184 million gain on our sale of common stock of NII Holdings and a $39 million gain related to the redemption of the redeemable preferred stock that we held in Nextel Partners. Other income (expense), net in 2001 includes a $188 million other-than-temporary reduction in the fair value of NII Holdings’ investment in TELUS. Other income (expense), net in 2000 includes a $275 million gain realized when NII Holdings exchanged its stock in Clearnet Communications, Inc. for stock in TELUS as a result of the acquisition of Clearnet by TELUS.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.	Overview

Restatement of Consolidated Financial Statements
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error in our practices related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that SFAS No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at December 31, 2003 by approximately $92 million.
      NII Holdings, Inc., in which we hold an equity interest, has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statement of operations for the years ended December 31, 2003 and December 31, 2002 to reflect our percentage share of these adjustments. Although this adjustment did not impact our operating income for 2003 or 2002, it increased our losses on the line item “Equity in losses of unconsolidated affiliates, net” by

$18 million in 2003 and by $7 million in 2002 and decreased our “Income available to common stockholders” by $8 million in 2003 and by $7 million in 2002 in our consolidated statement of operations.
      The combined effect of these two changes were increases to accumulated deficit of $107 million and $81 million as of December 31, 2003 and 2002, respectively, and an increase to accumulated deficit of $55 million as of January 1, 2002. See note 1 to our consolidated financial statements included in this annual report on Form 10-K for a summary of the effects of these changes on our consolidated balance sheet as of December 31, 2003, as well as on our consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections and adjustments.

Company Overview.
      The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2004, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. For a complete listing of all of our risk factors, please see Part I, “Item 1. Business — M. Risk Factors” and “— Forward-Looking Statements.”
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services that include: digital wireless mobile telephone service, walkie-talkie features including our Nextel Nationwide Direct Connectsm and Nextel International Direct Connectsm walkie-talkie features, and wireless data transmission services. As of December 31, 2004, we provided service to about 16.2 million subscribers, which consisted of 15.0 million subscribers of Nextel-branded service and 1.2 million subscribers of Boost Mobiletm — branded pre-paid service. For 2004, we had operating revenues of $13,368 million and income available to common stockholders of $2,991 million, which included a net tax benefit of $355 million that was primarily the result of the reversal of a significant portion of the valuation allowance attributable to our net operating loss and capital loss carryforwards in excess of our tax provision for the period. We ended 2004 with over 19,000 employees.
      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 United States markets where about 260 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2004, we owned about 32% of the outstanding common stock of Nextel Partners. In addition, as of December 31, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect walkie-talkie features in the Latin American markets that it serves as well as between the United States and those markets.
      The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. Future changes in FCC regulation or congressional legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.
      On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint Corporation pursuant to which we would merge into a wholly owned subsidiary of Sprint. The new company will be called Sprint Nextel Corporation.
      Under the terms of the merger agreement, existing Sprint shares will remain outstanding and each share of our common stock will be converted into Sprint Nextel shares and a small per share amount in cash, with a total value equal to 1.3 shares of Sprint common stock, subject to adjustment. The precise allocation of cash and stock will be determined at the closing of the merger in order to facilitate the spin-off of the resulting company’s local telecommunications business on a tax-free basis. The aggregate amount of the cash payments will not exceed $2,800 million. All outstanding options to purchase our common stock will be converted into options to purchase an equivalent number of shares of Sprint Nextel common stock, adjusted based on a 1.3 per share exchange ratio.
      The Sprint Nextel Board of Directors will consist of 12 directors, six from each company, including two co-lead independent directors, one from Sprint and one from our board of directors. Sprint Nextel will have its executive headquarters in Reston, Virginia, and its operational headquarters in Overland Park, Kansas. Gary D. Forsee, currently Chairman and Chief Executive Officer of Sprint, will become President and Chief Executive Officer of Sprint Nextel. Timothy M. Donahue, our President and Chief Executive Officer, will become Chairman of Sprint Nextel.
      This annual report on Form 10-K relates only to Nextel Communications, Inc. and its direct and indirect subsidiaries prior to consummation of the merger. The merger is expected to close in the second half of 2005 and is subject to shareholder and regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof. The merger agreement contains certain termination rights for each of us and Sprint and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.

Management’s Summary.
      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Direct Connect long-range walkie-talkie features that allow communication at the touch of one button, including our Nationwide Direct Connect and International Direct Connect services;

•	mobile telephone services, including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and date book tools; and

•	data services, including email, mobile messaging, location-based, Nextel Online® and Multimedia Messaging services, that allow Nextel subscribers to exchange images and audio memos.
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
      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Consolidation within the industry involving other carriers has created and may continue to create large, well-capitalized competitors, many of which are affiliated with incumbent local exchange carriers, including the former Regional Bell Operating Companies, that offer bundled telecommunications services that include local, long distance and data services, with substantial financial and other resources, thereby increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect walkie-talkie features, that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service:

•	we extended the reach of our Direct Connect walkie-talkie features into Canada, Latin America and Mexico, through agreements with TELUS Mobility, Inc., which provides wireless communications services in Canada, and NII Holdings in 2004;

•	we introduced several new handsets, including the i830, the smallest handset that we have ever offered, the i730, a compact handset that delivers powerful performance at a moderate cost, the i860, a camera phone with multimedia messaging capabilities, and the i315 and i325, two handset models with off-network walkie-talkie capabilities designed for industrial, government and public safety users;

•	we placed 2,300 transmitter and receiver sites in service in 2004 to improve both the geographic coverage of our network and to meet the capacity needs of our growing customer base, and plan to place a significant number of additional sites in service in 2005 both to meet these goals and to accommodate the 800MHz band spectrum reconfiguration;

•	we have begun to introduce handsets that, together with software that has been installed in our network infrastructure, are designed to more efficiently utilize radio spectrum to significantly increase our network capacity once these handsets are in use;

•	we have developed an enhancement to our existing iDEN technology, known as WiDENsm, designed to increase the data speeds of our network by up to four times the current speeds, and plan to begin offering this service in 2005; and

•	we continue to develop customized solutions that support a broad range of applications that allow business users to more effectively and efficiently manage their business.
      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. We are the title sponsor of the NASCAR NEXTEL Cup Seriestm, the premier national championship series of the National Association for Stock Car Auto Racing, or NASCAR®, and one of the most popular sports in the United States. Our marketing and advertising initiatives associated with this 10-year sponsorship provide unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States, many of whom fall within our targeted customer groups. We continue to build upon our “Nextel. Done.tm” branding and related advertising initiatives launched in 2003, which focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth. For example, we offer pre-paid wireless services marketed under our Boost Mobile brand as a means to target the youth and pre-paid calling wireless markets. In 2004, we expanded the distribution of Boost Mobile-branded products and services into a number of additional markets, and are in the process of expanding distribution into nearly all of our remaining markets. In addition, we are currently conducting a request for proposal process with several vendors that is designed to provide us with a better understanding of the technical performance and service capabilities of certain broadband wireless technologies and the related costs and returns that would be expected to be generated if we were to deploy those technologies in a nationwide wireless broadband network. Our consideration of alternative technologies would likely be materially affected by a number of factors, including our need to continue to provide iDEN-based services for our existing customer base and whether the proposed merger with Sprint is completed.
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
      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2004, we continued to expand our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We owned and operated 777 Nextel stores as of December 31, 2004.
      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in Part I, “Item 1. Business — E. Our Network and Technology — 3. Our technology plans”, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. In the third quarter 2004, we began selling new handset models that operate in both the 6:1 and current 3:1 modes. Handsets that operate in both modes now make up nearly all of the handsets that we sell. We have activated 6:1 voice coder network software in all of our markets. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the capacity and quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry devices, which are manufactured by Research In Motion. See “— Forward-Looking Statements.”
      We also continue to focus on reducing our financing expenses by taking steps to reduce both the amount of our overall debt and our borrowing costs while extending our debt maturities and maintaining or increasing our overall liquidity. The first quarter 2004 was the first full quarter in which we realized the benefit of our 2003 long-term debt and preferred stock retirement and financing activities, which consisted of retirements of an aggregate of $7,755 million in principal amount of long-term debt and preferred stock and issuances of $4,700 million in principal amount of long-term debt with lower interest rates and longer maturities. During 2004, we retired or repaid an aggregate of $2,972 million in principal amount of long-term debt, exercised the early buyout option on a $165 million capital lease obligation and issued $1,500 million in aggregate principal amount of long-term debt with lower interest rates and longer maturities than the debt we retired. In addition, during 2004, we issued $1,647 million in aggregate principal amount of our 5.95%, 6.875% and 7.375% senior notes in exchange for $1,513 million in aggregate principal amount of our 9.375% and 9.5% senior notes, which had the effect of reducing our borrowing costs and extending maturities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.
      As part of an ongoing Federal Communications Commission, or FCC, proceeding to eliminate interference with public safety operators in the 800 megahertz, or MHz, band discussed in more detail in Item 1. “Business — K. Regulation — 2. 800 MHz band spectrum reconfiguration”, in August 2004, the FCC released a Report and Order, as supplemented by an errata and by a Supplemental Order released on December 22, 2004, which together we refer to as the Report and Order, which provides for the exchange of a portion of our FCC licenses of spectrum, which the FCC is effecting through modifications to these licenses. Related rules would be implemented in order to realign spectrum in the 800 MHz band to resolve the problem of interference with public safety systems operating in that band. The Report and Order calls for a band reconfiguration plan similar to the joint proposals submitted by the leading public safety associations and us during the course of the proceeding. In February 2005, we accepted the Report and Order and the related rights, obligations and responsibilities, which obligate us to surrender all of our holdings in the 700 MHz spectrum band and certain portions of our holdings in the 800 MHz spectrum band, and to fund the cost to public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band through a 36-month phased transition process. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 gigahertz, or GHz, band, but we are required to relocate and reimburse incumbent licensees in the 1.9 GHz band to another band designated by the FCC.
      The Report and Order requires us to make a payment to the United States Department of the Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we will incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that for purposes of calculating that payment amount, the value of this 1.9 GHz spectrum is about $4,860 million and the aggregate value of this 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2,059 million, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of $2,801 million by us under the Report and Order. We may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury. In addition, under the Report and Order, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2,801 million.
      Pursuant to the terms of the Report and Order, to ensure that the band reconfiguration process will be completed, we are required to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We obtained the letter of credit using borrowing capacity under our existing revolving credit facility. See “— K. Regulation — 2. 800 MHz band spectrum reconfiguration.”

Global Positioning System and Enhanced 911 Services.
      In July 2004, we discovered a latent software design defect that impaired capabilities related to both assisted global positioning system, or A-GPS, location and certain enhanced 911, or E911, services of a number of recently introduced handsets manufactured by Motorola that incorporate the A-GPS technology. Emergency 911 calls from these handsets generally continued to meet current E911 FCC requirements, and the handsets were and continue to be fully operational with regard to all other services, including cellular phone, Direct Connect walkie-talkie, and wireless data services. Motorola, as the manufacturer of the handsets, has taken and continues to take all appropriate actions in response to this issue. Motorola has indicated in discussions with our senior management that it is assuming responsibility for, and will reimburse our costs to remedy, the A-GPS software issue and to date, Motorola has been reimbursing us for those costs. Consequently, the effect of this matter on our results of operations for the year ended, or our financial condition as of, December 31, 2004 was not material, and we do not expect it to materially impact our results of operations or financial condition in future periods.
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
      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance as of December 31, 2004. Our estimates have been consistent with our actual results.
      Cost of Handsets. Under our handset supply agreement with Motorola accounted for under the provisions of EITF 02-16, we receive various discounts based on purchases of specified numbers and models of handsets and specified expenditures for the purchase of handsets. In addition, we have made purchase advances to Motorola that are recoverable based on future purchases of certain handset models. If we do not achieve specified minimum purchases, a portion of the advances may not be recovered. Historically, we have successfully recovered all purchase advances made to Motorola. Each month, we estimate future handset purchases and related discounts. To the extent that such estimates change period to period, adjustments would be made to our estimates of discounts earned and could impact our cost of handset revenues. The amount of these discounts recorded for the year ended December 31, 2004 approximated less than 5% of our cost of handset and accessory revenues recorded for the year.
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have over seven million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $64 million as of December 31, 2004. Since 2003, we have experienced increased collections, an improvement in our accounts receivable aging, and a reduction in write-offs. As a result, our allowance for doubtful accounts as of December 31, 2004 was lower than it was at December 31, 2003. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict.
      Valuation and Recoverability of Long-lived Assets. Long-lived assets such as property, plant, and equipment represented $9,613 million of our $22,744 million in total assets as of December 31, 2004. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Estimated
Long-Lived Assets	Useful Life

Buildings	Up to 31 years
Network equipment and internal-use software	3 to 20 years
Non-network internal-use software, office equipment and other assets	3 to 12 years

      The substantial majority of our property, plant, and equipment is comprised of iDEN network equipment and software. Our iDEN nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility more rapidly than initially anticipated. We periodically review the estimated useful lives and salvage values of these assets and make adjustments to our estimates after considering historical experience and capacity requirements, consulting with our vendors, and assessing new product and market demands. While the remaining useful lives for iDEN network equipment and software represent our best estimate at this time, at some point in the future we may migrate to a next generation technology, which could impact the remaining economic lives of our iDEN network equipment and software. Further, our acceptance of the Report and Order will require us to assess the lives of certain network components, including assets that are frequency dependent and that may no longer operate in bands of spectrum in which we will begin to operate as we reconfigure the 800 MHz band. These factors, among others, could increase depreciation expense in future periods if we determine to shorten the lives of these assets. A reduction or increase of 3 months in the weighted average depreciable lives of all our depreciable assets would impact recorded depreciation expense by approximately $80 million per year.
      As of December 31, 2004, we had $956 million of costs associated with construction in progress activities and communication assets in warehouses not yet deployed into our network. About 23% of this amount represents costs for activities incurred in connection with the early phase of cell site construction. Such activities include, among others, engineering studies, design layout and zoning. Because we need to be able to respond quickly to business needs, we incur these costs well in advance of when the cell site asset is placed into service. Our current plan is to use all of these cell sites for expansion and quality improvements, future capacity demands and other strategic reasons; however, to the extent there are changes in economic conditions, technology or the regulatory environment, our plans could change and some of these assets could be abandoned and written off.
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
      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented $7,168 million of our $22,744 million in total assets as of December 31, 2004. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. We performed our annual impairment test of FCC licenses as of October 1, 2004 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. Using a residual value approach, we measured the fair value of our 800 and 900 MHz licenses in our national footprint by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s, that is, our company’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. The residual value approach yielded a value substantially in excess of the recorded balance of our 800 and 900 MHz licenses as of December 31, 2004. Under new accounting guidance announced by the Securities and Exchange Commission, or SEC, staff at the September 2004 EITF meeting, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses in the first quarter 2005 using the direct value method. As we have not yet completed an impairment test using the direct value method, we are unable to assess the impact on our financial statements of adopting this requirement. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results.
      We have invested about $350 million in 700 MHz licenses that are currently not used in our network. The FCC, as part of its resolution of the problem of interference with public safety systems operating in the 800 MHz band, gave us minimal credit for our 700 MHz licenses against our total obligation under the Report and Order. In the third quarter, we performed a direct method valuation of our 700 MHz licenses and determined that the 700 MHz licenses were not impaired. See “— Management’s Summary.”
      Recoverability of Capitalized Software. As of December 31, 2004, we had $93 million in net unamortized costs for software accounted for under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.
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
      Based on our cumulative operating results and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore in 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we decreased the valuation allowance attributable to the tax benefit of stock option deductions related to employee compensation and credited paid-in capital by $389 million.
      In 2004, we also determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration. Accordingly, we decreased the valuation allowance primarily attributable to capital loss carryforwards by about $212 million as a credit to tax expense. Significant changes in our assessment of the future realization of our deferred tax assets would require us to reconsider the need for a valuation allowance associated with the deferred tax assets in amounts that could be material. The valuation allowance balance as of December 31, 2004 of $658 million is comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required.
      Income tax expense varies from federal statutory rates primarily because of state taxes and the release of the valuation allowance in 2004.

Significant New Accounting Pronouncements.
      SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R (revised 2004), “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is scheduled to become effective in the first interim reporting period beginning after June 15, 2005. Assuming that the effective date is not delayed, we will apply this new standard to our interim reporting period beginning July 1, 2005. We have not yet determined the amount of impact on the consolidated statements of operations following adoption and subsequent to 2005 or the transition method we will use.

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
      We recognize revenues from handset sales when title to the handset passes to the customer pursuant to EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” However, prior to July 1, 2003, in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period, beginning when title to the handset passed to the customer. Therefore, handset revenues, prior to July 1, 2003, largely reflected the recognition of handset sales that occurred and were deferred in prior periods. We recognize revenue from accessory sales when title to the accessory passes to the customer.
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
      Selling and marketing costs primarily consist of customer acquisition costs, including commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, Nextel stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding.

      General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in general and administrative costs are research and development costs associated with certain wireless broadband initiatives.

Selected Domestic Financial and Operating Data.

	For the Year Ended
	December 31,

	2004	2003	2002

Handsets in service, end of period (in thousands)(1)	15,047	12,882	10,612
Net handset additions (in thousands)(1)	2,165	2,270	1,956
Average monthly minutes of use per handset(1)	780	710	630
System minutes of use (in billions)(1)	130.2	100.6	73.5
Boost Mobile handsets in service, end of period (in thousands)	1,160	405	20
Boost Mobile net handset additions (in thousands)	755	385	20
Net transmitter and receiver sites placed in service	2,300	1,200	800
Transmitter and receiver sites in service, end of period	19,800	17,500	16,300
Nextel stores in service, end of period	777	636	417

(1)	Excludes amounts attributable to the Boost Mobile-branded service.
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
      Our average monthly customer churn rate, excluding handsets sold under our Boost Mobile brand, was about 1.6% during 2004 and 2003. We believe that the relative stability in our churn rate is attributable to our ongoing focus on customer retention efforts through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. Our churn also reflects the strength of our credit policies and procedures and the ongoing optimization of our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.
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

1.	Year Ended December 31, 2004 vs. Year Ended December 31, 2003.

Service Revenues and Cost of Service.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$11,925	89%	$9,892	91%	$2,033	21%
Cost of service (exclusive of depreciation)	1,926	14%	1,674	15%	252	15%

Service gross margin	$9,999		$8,218		$1,781	22%

Service gross margin percentage	84%		83%

      Service revenues. Service revenues increased 21% from 2003 to 2004. This increase was primarily attributable to the increase in the number of handsets in service.
      The number of handsets in service, including Boost Mobile-branded handsets in service, increased 22% from December 31, 2003 to December 31, 2004. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	increased brand name recognition as a result of increased advertising and marketing campaigns, including advertising and marketing related to our sponsorship of NASCAR;

•	our differentiated products and services, including our Direct Connect walkie-talkie features, including the impact of the launch of our Nationwide Direct Connect service in July 2003, and our Nextel Online services;

•	the market expansion of our Boost Mobile-branded service in 2004;

•	increased market penetration as a result of the opening of additional Nextel stores during 2004 and selling efforts targeted at specific vertical markets;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices;

•	the high quality of our network; and

•	add-on subscribers from existing customer accounts.
      Cost of service. Cost of service increased 15% from 2003 to 2004, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced:

•	a 19% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs;

•	a 21% increase in costs incurred to operate our handset service and repair program; partially offset by

•	a 9% decrease in variable interconnection fees.
      Costs related to the operation and maintenance of our network and fixed interconnection fees increased primarily due to:

•	an increase in transmitter and receiver and switch related operational costs due to a 13% increase in transmitter and receiver sites placed into service during 2004;

•	an increase in roaming fees due to the increase in our customer base and the launch of Nationwide Direct Connect service in July 2003;

•	an increase in headcount and related employee costs to support our expanding network and customer base; and

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications; partially offset by

•	a decrease in fixed interconnection costs as a result of initiatives implemented to gain efficiencies in our network by taking advantage of lower facilities fees and more technologically advanced network equipment that provides for additional capacity but requires less leased facilities.
      The increase in costs to operate our handset service and repair program was primarily due to the result of growth in the subscriber base, partially offset by the reduction in the cost of replacement handsets used in the service and repair program during 2004.
      The decrease in variable interconnection fees was principally due to a lower cost per minute of use, partially offset by an increase in total system minutes of use. Our lower variable interconnection cost per minute of use was primarily the result of rate savings achieved through efforts to move long distance traffic to lower cost carriers in addition to renegotiated lower rates with existing vendors. Total system minutes of use increased 29% from 2003 to 2004, principally due to an increase in the number of handsets in service as well as an increase in the average monthly minutes of use per handset between the periods.
      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites and other equipment to expand the coverage and capacity of our network. See “— Forward-Looking Statements “— C. Liquidity and Capital Resources” and “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”
      Service gross margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues increased from 83% for 2003 to 84% for 2004 primarily due to the combination of increased service revenues from subscriber growth and achievement of economies of scale, such as our interconnection fee rate savings.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.
      During 2004, we recorded $1,443 million of handset and accessory revenues, an increase of $515 million over 2003. During 2004, we recorded $2,077 million of cost of handset and accessory revenues, an increase of $582 million over 2003. These results are summarized in the table below.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Current period handset and accessory sales	$1,443	11%	$1,098	10%	$345	31%
SAB No. 101	—	—%	(170)	(1)%	170	100%

Handset and accessory revenues	1,443	11%	928	9%	515	55%

Current period cost of handset and accessory sales	2,077	16%	1,665	15%	412	25%
SAB No. 101	—	—%	(170)	(1)%	170	100%

Cost of handset and accessory revenues	2,077	16%	1,495	14%	582	39%

Handset and accessory net subsidy	$(634)		$(567)		$(67)	(12)%

Handset and accessory net subsidy percentage, excluding the impact of SAB No. 101	(44)%		(52)%

      Handset and accessory revenues. The number of handsets sold and the sales prices of the handsets sold influence handset and accessory revenues. Current period handset and accessory sales increased $345 million or 31% for 2004 compared to 2003, excluding the impact of SAB No. 101. This increase reflects an increase of about 44% in the number of handsets sold and, to a lesser extent, an increase in revenues from accessory sales due to the larger subscriber base, partially offset by about a 9% decrease in the average sales price of the handsets. Additional information regarding SAB No. 101 and our adoption of EITF Issue No. 00-21 can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      Cost of handset and accessory revenues. The number of handsets sold and the cost of the handsets sold influence cost of handset and accessory revenues. Current period cost of handset and accessory sales increased $412 million or 25% for 2004 compared to 2003, excluding the impact of SAB No. 101. This increase reflects an increase of about 44% in the number of handsets sold, partially offset by about a 13% decrease in the average cost of handsets.
      Handset and accessory net subsidy. The handset and accessory net subsidy primarily consists of handset subsidies, as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers, and gross margin on accessory sales, which are generally higher margin products.
      Handset and accessory net subsidy as a percentage of handset and accessory revenues improved from 52% for 2003 to 44% for 2004 even as the number of handsets sold increased about 44%. This improvement was due to a decrease in the average subsidy per handset of about 20% and an increase in the gross margin on accessory sales.
      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

Selling, General and Administrative Expenses.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Selling and marketing	$2,134	16%	$1,814	17%	$320	18%
General and administrative	2,107	16%	1,639	15%	468	29%

Selling, general and administrative	$4,241	32%	$3,453	32%	$788	23%

      Selling and marketing. The increase in selling and marketing expenses reflects:

•	a $139 million increase in advertising expenses as a result of general marketing campaigns directed at increasing brand awareness and promoting our differentiated services, such as our affiliation with NASCAR beginning in 2004, our new branding campaign launched in the third quarter 2003 that continued in 2004, the promotion of Nationwide Direct Connect services and advertising and promotional costs related to our expansion of the areas in which we offer Boost Mobile-branded service that began in the first quarter 2004;

•	a $125 million increase in marketing payroll and related expenses primarily associated with the increase in the number of Nextel stores in operation during 2004; and

•	a $56 million increase in dealer compensation, which primarily reflects an increase in the rate of commissions and residuals earned by indirect dealers and distributors due to improved subscriber retention for subscribers added through indirect channels, partially offset by the decrease in volume of indirect sales and the decrease in commissions paid with respect to handset sales as more handsets were delivered through our direct handset fulfillment system in 2004.
      General and administrative. The increase in general and administrative expenses reflects:

•	a $240 million increase in personnel, facilities and general corporate expenses due to increases in headcount and related facility costs, professional fees, information technology initiatives, and research and development costs, including those related to our wireless broadband initiatives and

•	a $228 million increase in expenses related to billing, collection, customer retention and customer care activities primarily due to the costs to support a larger customer base, including those of our Boost Mobile-branded service, and the focus on our customer Touch Point strategy in addition to increased costs in 2004 associated with the implementation of wireless number portability in the fourth quarter 2003.
      Our selling, general and administrative expenses as a percentage of operating revenues remained flat from 2003 to 2004.
      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to the expansion of distribution of our Boost Mobile-branded service into new markets;

•	costs relating to the proposed merger of Sprint and Nextel; and

•	increased costs associated with opening additional Nextel stores; partially offset by

•	additional savings expected from obtaining an increasing percentage of sales from our lower-cost customer-convenient channels, such as web sales, telesales and Nextel stores.

Depreciation and Amortization.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in millions)
Depreciation	$1,807	13%	$1,643	15%	$164	10%
Amortization	34	1%	51	1%	(17)	(33)%

Depreciation and amortization	$1,841	14%	$1,694	16%	$147	9%

      Depreciation expense increased $164 million from 2003 to 2004. Depreciation increased as a result of a 13% increase in transmitter and receiver sites in service, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets that generally have much shorter depreciable lives as compared to network assets.
      Amortization expense decreased $17 million from 2003 to 2004 related to intangible assets, primarily customer lists, which became fully amortized in 2004.

Interest and Other.

	Year Ended		Change from
	December 31,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Interest expense	$(594)	$(844)	$250	30%
Interest income	29	42	(13)	(31)%
Loss on retirement of debt and mandatorily redeemable preferred stock, net	(117)	(252)	135	54%
Equity in earnings (losses) of unconsolidated affiliates, net	15	(58)	73	126%
Realized gain on investments	26	223	(197)	(88)%
Other, net	3	2	1	50%
Income tax benefit (provision)	355	(113)	468	NM
Income available to common stockholders	2,991	1,446	1,545	107%

NM — Not Meaningful
      Interest Expense. The $250 million decrease in interest expense from 2003 to 2004 primarily relates to:

•	a $358 million decrease in interest expense attributable to the retirements of our senior notes, discussed below;

•	a $57 million decrease in interest expense resulting from the combined effect of the lower average principal amount outstanding under our bank credit facility in 2004 and maintaining a weighted average interest rate related to our bank credit facility of 3.9% during 2003 and during 2004; and

•	a $22 million decrease resulting from interest expense recorded in 2003 related to the derivatives that were settled in the third quarter 2003 and other; partially offset by

•	a $187 million increase in interest expense attributable to our new senior notes issued since the third quarter 2003.
      From the beginning of 2003 through December 31, 2004, we purchased and retired or redeemed $6,908 million in aggregate principal amount at maturity of our senior notes. During that period, we issued an additional $4,647 million in aggregate principal amount of new senior notes with lower interest rates and longer maturity periods than the retired senior notes, resulting in a net reduction of $2,261 million in the aggregate principal amount of our senior notes. In December 2003, we reduced the principal amount of outstanding term loans under our credit facility by $574 million by repaying $2,774 million of term loans under that facility with cash on hand and the proceeds from the syndication of a new $2,200 million term loan under that facility that matures in December 2010. During the third quarter 2004, we also amended our bank credit facility to create a new $4,000 million revolving credit facility and concurrently borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. The other term loan that was outstanding under the credit facility at the time of the amendment remained outstanding, with a balance of $2,178 million as of December 31, 2004. We expect our interest expense to decrease in 2005 as we continue to realize the benefit of the debt retirements and exchanges in 2003 as well as the full year benefits of transactions consummated in 2004. See “— Forward-Looking Statements.”
      Interest Income. The $13 million decrease in interest income is due to the redemption of our Nextel Partners’ preferred stock during the fourth quarter 2003, the redemption of our NII Holdings’ senior notes in the first quarter 2004, and a decrease in the average investment balance during 2004 as compared to 2003.
      Loss on Retirement of Debt and Mandatorily Redeemable Preferred Stock. For 2004, we recognized a loss of $117 million on the retirement of some of our senior notes, convertible senior notes and a portion of our bank credit facility, representing the redemption premium paid and the write-off of the respective unamortized debt financing costs. For 2003, we recognized a loss of $252 million on the retirement of some of our senior notes and preferred stock, representing the redemption premium paid and the write-off of the unamortized debt financing costs.
      Equity in Earnings (Losses) of Unconsolidated Affiliates. The $15 million in equity in earnings of unconsolidated affiliates for 2004 was primarily due to earnings attributable to our equity method investment in Nextel Partners. The $58 million in equity in losses of unconsolidated affiliates for 2003, was primarily due to losses attributable to our equity method investment in Nextel Partners of $71 million through June 2003 partially offset by our equity in earnings of NII Holdings of $13 million during the portion of 2003 that we accounted for NII Holdings using the equity method of accounting.
      In the second quarter 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting. During the third quarter 2004, Nextel Partners began reporting net income, thereby allowing us to recover our unrecorded losses and begin recognizing equity in earnings on our investment.
      During the fourth quarter 2003, we sold shares of NII Holdings’ common stock, thereby decreasing our ownership percentage such that we no longer exercise significant influence over the operating and financial policies of NII Holdings. We now account for our interest in NII Holdings as an available-for-sale investment.
      Realized Gain on Investments. In the first quarter 2004, we tendered our NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.

      In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million. In November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. Because we had written down our investment in Nextel Partners to zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain equal to the entire $39 million of net proceeds received in connection with this redemption.
      Income tax provision. The decrease in the income tax provision of $468 million from 2003 to 2004 is primarily attributable to the release of a portion of our tax valuation allowance and an increase in the income tax provision subsequent to the tax valuation allowance release. We provided a full tax valuation allowance against our net operating and capital loss carryforwards as of December 31, 2003. This reserve was established because, at the time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that the net operating losses would be realized. In 2004 we concluded that it was more likely than not that we would realize the tax benefit of our net operating loss carryforwards and a portion of our capital loss carry-forwards. Therefore, in the second quarter 2004, we decreased the tax valuation allowance by $1,113 million through a credit to income tax expense. To the extent that we continue to have taxable income in future periods, we would expect to realize at least a portion of the benefits of our remaining net operating loss carryforwards. We recorded a full tax provision at an estimated effective rate of approximately 39% for the second half of 2004.

2.	Year Ended December 31, 2003 vs. Year Ended December 31, 2002.

Service Revenues and Cost of Service.

					Change from
	Year Ended	% of	Year Ended	% of	Previous Year
	December 31,	Operating	December 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in millions)
Service revenues	$9,892	91%	$8,186	94%	$1,706	21%
Cost of service (exclusive of depreciation)	1,674	15%	1,488	17%	186	13%

Service gross margin	$8,218		$6,698		$1,520	23%

Service gross margin percentage	83%		82%

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
      From a volume perspective, our service revenues increased principally as a result of a 21% increase in handsets in service at the end of 2003 compared to 2002. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	our differentiated products and services, including our Direct Connect walkie-talkie features, including the impact of the launch of our Nationwide Direct Connect service, and our Nextel Online services;

•	increased brand name recognition as a result of increased advertising and marketing campaigns;

•	the high quality of our network;

•	the improvement in subscriber retention that we attribute to our ongoing focus on customer care and other retention efforts and our focus on attracting high quality subscribers;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices; and

•	increased sales and marketing staff, including staff associated with our Nextel stores, and selling efforts targeted at specific vertical markets.
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
      Costs related to the operation and maintenance of our network and fixed interconnection fees increased $216 million primarily due to:

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

      Depreciation expense increased $102 million from 2002 to 2003. During 2003, we recorded $79 million, or $0.08 per common share, in depreciation expense as a result of shortening the estimated useful lives of some of our network assets in the first quarter 2003. Further, depreciation increased primarily as a result of a 7% increase in transmitter and receiver sites in service and costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. Variances in depreciation expense recorded between periods can be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets, which generally have much shorter depreciable lives as compared to network assets.

Restructuring and Impairment Charges, Interest and Other.

	Year Ended		Change from
	December 31,		Previous Year

	2003	2002	Dollars	Percent

	(dollars in millions)
Restructuring and impairment charges	$—	$(35)	$35	100%
Interest expense	(844)	(1,048)	204	19%
Interest income	42	58	(16)	(28)%
(Loss) gain on retirement of debt and mandatorily redeemable preferred stock, net	(252)	839	(1,091)	(130)%
Gain on deconsolidation of NII Holdings	—	1,218	(1,218)	(100)%
Equity in losses of unconsolidated affiliates, net	(58)	(309)	251	81%
Realized gain on investments	223	—	223	—
Reduction in fair value of investments	(2)	(37)	35	95%
Other, net	4	(2)	6	300%
Income tax provision	(113)	(391)	278	71%
Income available to common stockholders	1,446	1,634	(188)	(12)%
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
      Equity in losses of unconsolidated affiliates, net. The $58 million in equity in losses of unconsolidated affiliates for 2003 is primarily due to losses attributable to our equity method investment in Nextel Partners of $71 million partially offset by our equity in earnings of NII Holdings of $13 million during the portion of the year that we accounted for NII Holdings using the equity method of accounting. During the second quarter 2003, our investments in Nextel Partners’ common stock and 12% nonvoting mandatorily redeemable preferred stock were written down to zero through the application of the equity method of accounting. During the fourth quarter 2003, we sold 3.0 million shares of NII Holdings common stock, thereby decreasing our ownership percentage to about 18% of the outstanding common stock and now account for our interest as an available-for-sale cost method investment.

      The $309 million equity in losses of unconsolidated affiliates for 2002 includes:

•	a $217 million loss representing our share of NII Holdings’ operating results; and

•	a $92 million loss primarily attributable to our equity method investment in Nextel Partners.
      Realized gain on investments. In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million. In November 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. Because we had written down our investment in Nextel Partners to zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain equal to the entire $39 million of net proceeds received in connection with this redemption.
      Reduction in fair value of investments. The decrease of $35 million in the reduction in fair value of investments from 2002 to 2003 is primarily due to the $37 million charge recognized in June 2002 when we determined the decline in fair value of our investment in SpectraSite to be other-than-temporary.
      Income tax provision. The decrease in the income tax provision of $278 million from 2002 to 2003 is primarily attributable to the adoption of SFAS No. 142 in the first quarter 2002. As a result of this adoption, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required since we have significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. We provided a full reserve against our net operating loss carryforwards as of December 31, 2003. This reserve was established because, as of December 31, 2003, we did not have, at that time, a sufficient history of taxable income to conclude that it was more likely than not that the net operating losses would be realized.

C.	Liquidity and Capital Resources
      As of December 31, 2004, we had total liquidity of $4,806 million available to fund our operating, investing and financing activities, including $1,814 million of cash, cash equivalents and short-term investments and $2,992 million in undrawn revolving loan commitments under our credit facility, the availability of which is subject to the terms and conditions of that facility. Our liquidity has increased from December 31, 2003, when we had total liquidity of $3,168 million comprised of $1,971 million of cash, cash equivalents and short-term investments and $1,197 million available under the revolving loan commitment of our bank credit facility, primarily as a result of our increased borrowing capacity under our amended bank credit facility. In February 2005, we accepted the terms of the Report and Order, which requires us to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The issuance of that letter of credit under our credit facility reduces the available revolving loan commitments by an amount equal to the letter of credit.
      As of December 31, 2004, we had working capital of $2,598 million compared to $871 million as of December 31, 2003. In addition to cash, cash equivalents and short-term investments, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligation. Our deferred tax assets increased $882 million due to the release of our net operating loss valuation allowance, and a portion of the capital loss carryforward valuation allowance. Accounts receivable increased $176 million or 14% primarily due to the increase in the subscriber base since December 31, 2003. The $457 million increase in prepaid expenses and other current assets is primarily the result of the reclassification of a portion of our investment in NII Holdings from an investment to a current asset, and prepayments made to Motorola for the future purchase of handsets, network infrastructure or other services. The current portion of long-term debt and capital lease obligations decreased $465 million due to the repayment of our term loan and the early buy out of our remaining capital lease. Accounts payable and accrued expenses, including amounts due to related parties, increased $257 million due to the timing of payments and increased levels of handset purchases as described above.

      During 2004, we raised $494 million from the issuance of our 5.95% senior notes due 2014. We also amended our bank credit facility to provide for a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our then-existing term loans. We immediately borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our outstanding revolving loan in the amount of $116 million. In addition, we used $1,762 million of cash to reduce our long-term debt and capital lease obligations by a total of $1,661 million, retiring $1,346 million of our senior notes, exercising the early buyout option on a $165 million capital lease obligation and paying $150 million of scheduled maturities on our bank credit facility that were payable prior to the amendment of that facility.
      For 2004, total cash provided by operating activities exceeded cash flows used in investing activities by $2,342 million as compared to $1,251 million for the same period in 2003. Prior to 2003, we had used external sources of funds, primarily from issuances of debt and equity securities, to fund capital expenditures, acquisitions and other nonoperating needs.

Cash Flows.

	Year Ended		Change from
	December 31,		Previous Year

	2004	2003	Dollars	Percent

	(dollars in millions)
Cash provided by operating activities	$4,288	$3,312	$976	29%
Cash used in investing activities	(1,946)	(2,061)	115	6%
Cash used in financing activities	(1,669)	(2,291)	622	27%
      Net cash provided by operating activities for 2004 improved by $976 million over 2003 primarily due to a $2,934 million increase in cash received from our customers as a result of growth in our customer base and a $207 million decrease in net cash paid for interest on some of our senior notes, partially offset by a $2,335 million increase in cash paid to our suppliers and employees in order to support the larger customer base.
      Net cash used in investing activities for 2004 decreased by $115 million over 2003 due to:

•	a $1,142 million increase in net proceeds from short term investments; partially offset by

•	a $797 million increase in cash paid for capital expenditures;

•	a $59 million increase in cash paid for licenses, acquisitions, investments and other, net of cash acquired; and

•	a $171 million decrease in proceeds from the sale of investments.
      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $2,513 million for 2004 and $1,716 million for 2003. Capital expenditures increased for 2004 as compared to 2003 primarily due to:

•	an increase in amounts expended to construct new cell sites and network improvements in 2004 compared to 2003, reflecting our 2004 plans to improve the coverage and capacity of our network;

•	the outsourcing of our site development work and the resulting delay in our construction activities during the first half of 2003; and

•	costs incurred in 2004 in connection with WiDEN.
      We will incur capital expenditures as we continue to expand the capacity and geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features and the development of dispatch technologies and services. See “D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”
      We made cash payments during 2004 totaling $338 million for licenses, investments and other, including $205 million primarily related to the acquisition of 2.1 GHz and 2.5 GHz FCC licenses and rights to use certain licenses from WorldCom and Nucentrix and $77 million for the acquisition of shares of Nextel Partners’ class A common stock. We made cash payments during 2003 totaling $279 million for licenses, investments and other, including $201 million related to the acquisition of the stock of NeoWorld Communications.
      Net cash used in financing activities of $1,669 million during 2004 consisted primarily of:

•	$1,421 million paid for the purchase and retirement of certain of our senior notes and convertible senior notes;

•	$165 million in repayments related to our remaining capital lease obligation, including a payment of $156 million associated with the early buy-out option of this capital lease agreement;

•	$626 million in net repayments under our bank credit facility;

•	$141 million paid to Motorola for the purchase of shares of our class B common stock, the price for which was based on the then-current fair market value; and

•	$46 million paid for debt financing costs and other; partially offset by

•	$494 million of net proceeds from the sale of our 5.95% senior notes; and

•	$236 million of net proceeds from the issuance of shares of our class A common stock primarily under our incentive equity plan.
      Net cash used in financing activities during 2003 consisted primarily of $4,598 million paid for the purchase and retirement of some of our senior notes, convertible senior notes and preferred stock and $696 million for net repayments under our long-term credit facility; partially offset by $2,483 million of net proceeds from the sale of newly issued senior notes and $689 million of net proceeds from the issuance of our class A common stock primarily under our direct stock purchase plan. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities that in the aggregate may be material.

D.	Future Capital Needs and Resources

Capital Resources.
      As of December 31, 2004, our capital resources included $1,814 million of cash, cash equivalents and short-term investments and $2,992 million in undrawn revolving loan commitments under our credit facility, as discussed below, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $4,806 million.
      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from cash provided by our operating activities. Prior to 2003, we were unable to fund our capital expenditures, spectrum acquisition costs and business acquisitions with the cash generated by our operating activities. Therefore, we met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we continue to generate sufficient cash flow from our operating activities to fund these investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines, is not sufficient to also fund expenditures, including, for example, those required under the FCC’s Report and Order that we recently accepted, or if significant additional funding is required for our investing activities, including, for example, for deployment of next generation technologies, we may be required to fund our investing activities by using our existing liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. Our ability to generate sufficient cash flow from operating activities is dependent upon, among other things:

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
      In 2004, we amended our bank credit facility to create a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our then-existing term loans. In connection with the amendment, we borrowed $1,000 million of this new facility and used $476 million of cash on hand to repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. The other term loan that was outstanding under the credit facility at the time of the amendment remained outstanding. Under this new facility, we have increased our borrowing capacity by $1,440 million, reduced our borrowing costs on both the drawn and undrawn portions, and provided for further reductions in borrowing costs to the extent that our debt ratings improve.
      As of December 31, 2004, our bank credit facility provided for total secured financing capacity of up to $6,178 million, subject to the satisfaction or waiver of applicable borrowing conditions. The secured financing capacity consisted of a $4,000 million revolving loan commitment that matures on July 31, 2009, of which $1,000 million had been borrowed and $8 million had been committed under letters of credit, and a $2,178 million term loan that matures on December 15, 2010.
      In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. Under the terms of the new term loan, the initial interest rate will be the London Interbank Offered Rate, or LIBOR, plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the existing term loan. The interest rate automatically will adjust to the applicable rate of our existing $4,000 million revolving credit facility, currently LIBOR plus 100 basis points on December 31, 2005, or earlier if the merger agreement between Nextel and Sprint is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which will remain unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default.
      In February 2005, we accepted the terms of the Report and Order, which requires us to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The issuance of that letter of credit under our credit facility reduces the available revolving loan commitments under our credit facility by an amount equal to the letter of credit. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would increase the amount of available revolving loan commitments by the amount of the letter of credit reductions. Additional information regarding the Report and Order can be found in note 15 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      Our credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined in the credit agreement. The maturity dates of the loans may accelerate if we do not comply with these financial ratio tests, which could have a material adverse effect on our financial condition. As of December 31, 2004, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. Our credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in debt ratings and the repayment of our remaining outstanding term loan. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.
      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in our public note indentures that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. We have satisfied the conditions under this facility and the applicable provisions of our senior note indentures currently do not restrict our ability to borrow the remaining amount that is currently available under the revolving credit commitment.
      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Although these covenants are similar to those contained in our previous credit facility, they have been revised under the amended credit facility to provide us with greater operating flexibility. In addition, in February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude the proposed merger with Sprint.
      For the years subsequent to December 31, 2004, scheduled annual maturities of long-term debt, including our bank credit facility and finance obligation outstanding, as of December 31, 2004 are noted below. The scheduled maturities in 2005 through 2008 noted below primarily relate to our then-existing Term Loan E, which we refinanced in January 2005. The new term loan provides for no scheduled principal payments prior to its February 1, 2010 maturity date. The “as adjusted” amounts reflect the impact of the January 2005 refinancing.

	December 31, 2004

	As Filed	As Adjusted

	(in millions)
2005	$22	$—
2006	22	—
2007	22	—
2008	22	—
2009	1,028	1,006
Thereafter	7,529	7,661

	8,645	8,667
Add deferred premium	24	24
Less unamortized discount	(120)	(120)

	$8,549	$8,571

Capital Needs.
      We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital Expenditures;”

•	potential spectrum purchases and investments in new business opportunities;

•	payments of at least $2,801 million under the Report and Order;

•	potential material increases in the cost of compliance with regulatory mandates, particularly the requirement to deploy location-based Phase II E911 capabilities;

•	interest payments, and, in future periods, scheduled principal payments, related to our long-term debt, and any of our securities that we choose to purchase or redeem; and

•	other general corporate expenditures, including the anticipated impact of becoming a full federal cash taxpayer.
      The company resulting from the merger with Sprint may be obligated to make significant cash payments to holders of our senior notes. If the merger is completed, the resulting company will be required to make an offer to repurchase our outstanding non-convertible senior notes at a price equal to 101% of the then-outstanding principal amount, $4,854 million of which was outstanding as of December 31, 2004, plus accrued and unpaid interest, unless Sprint Nextel’s long-term debt is rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor’s Services, Inc. for at least 90 consecutive days from the completion of the merger, or with respect to three series of our notes (of which there was $4,647 million in principal amount outstanding as of December 31, 2004), both S&P and Moody’s reaffirm or increase the rating of all of our senior notes after completion of the merger or, with respect to any one of the three series, that series is rated investment grade by both S&P and Moody’s. As of December 31, 2004, both S&P and Moody’s have rated Sprint’s long-term debt as investment grade. These repurchase obligations do not apply if the merger with Sprint is not completed.
      Also, if the merger with Sprint is completed, the resulting company may be required to purchase the outstanding shares of Nextel Partners that we do not already own and assume Nextel Partners’ outstanding indebtedness, and the price that the resulting company would have to pay could be significantly higher than the current market value of those shares.
      Although we generally are obligated to repay the loans under our credit facility if certain change of control events occur, in February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude the proposed merger with Sprint.
      Capital expenditures. Our capital expenditures during 2004 totaled $2,513 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter and receiver sites and related equipment to enhance our existing iDEN network’s geographic coverage and to maintain our network quality;

•	the enhancements to our existing iDEN technology to increase data speeds and voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.
      Our future capital expenditures are affected by our decisions with respect to the deployment of new technologies and the performance of current and future technology improvements. For example, and as described in more detail in Part I, “Item 1. Business — E. Our Network and Technology — 3. Our technology plans”, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network, particularly in areas where the amount of licensed spectrum available for our use is reduced in connection with the spectrum reconfiguration contemplated by the FCC’s Report and Order. Development of technology enhancements like the 6:1 voice coder are designed to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. Accordingly, if there are delays in the availability of these types of enhancements or if they do not perform as expected, additional capital expenditures could be required. Moreover, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services. We currently are working with several vendors, as part of a request-for-proposal process, in order to better understand the potential costs and returns of a nationwide wireless broadband network. See “— Forward-Looking Statements.”
      Future contractual obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

							2010 and
Future Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

	(in millions)
Public senior notes	$8,992	$372	$372	$372	$372	$372	$7,132
Bank credit facility(1)(2)	4,351	207	224	235	240	1,214	2,231
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	3,085	515	532	497	442	373	726
Purchase obligations and other(3)	3,141	865	708	505	289	267	507

Total	$19,814	$1,959	$1,836	$1,609	$1,343	$2,226	$10,841

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	These amounts do not include the effect of the January 2005 announcement to refinance the Term Loan E under our credit facility as discussed above in “— D. Future Capital Needs and Resources — Capital Resources”.

(3)	These amounts do not take into account the minimum $2,801 million to be paid in connection with the Report and Order.
      In addition, we have about $2 billion of open purchase orders for goods or services as of December 31, 2004 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of December 31, 2004. We expect substantially all of these commitments to become due in the next twelve months. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions, which may not be met, to pay up to about $271 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments; however, the table does include the minimum contractual amounts. See note 13 to the consolidated financial statements appearing at the end of this annual report on Form 10-K for amounts paid to Motorola in 2004.

      In addition, the table above excludes amounts that we may be required to or elect to pay with respect to the purchase of equity interests in Nextel Partners, including any potential payment that may arise as a result of the completion of the merger with Sprint. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. In addition, the certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices. We may pay the consideration for such a purchase in cash, shares of our stock, or a combination of both. Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008.
      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock if:

•	(i) we elect to cease using iDEN technology on a nationwide basis; (ii) this technology change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

•	we elect to terminate the relationship with Nextel Partners because of its breach of the operating agreements;

•	we experience a change of control (as would be the case if the merger with Sprint is completed as currently structured);

•	we breach the operating agreements; or

•	Nextel Partners fails to implement changes required by us to match changes we have made in our business, operations or systems.
      If we purchase the outstanding shares of Nextel Partners’ class A common stock:

•	as a result of the termination of our operating agreements with Nextel Partners as a result of our breach, the purchase price could involve a premium based on a pricing formula.

•	as a result of the termination of our operating agreements as a result of a breach by Nextel Partners, the purchase price could involve a discount based on a pricing formula.

•	as a result of the election of a majority of the non-Nextel stockholders to require us to purchase, after Nextel Partners’ failure to implement changes in business, operations or systems required by us, the purchase price will be an amount equal to the higher of the fair market value as determined by the appraisal process and a 20% rate of return on each tranche of invested capital in Nextel Partners, whether contributed in cash or in kind, from the date of its contribution through the purchase date, which value will be divided over all of Nextel Partners’ capital stock.

•	for any other reason, the purchase price will be the fair market value of the class A common stock. Under the certificate of incorporation of Nextel Partners, fair market value is defined as the price that a buyer would be willing to pay for all of Nextel Partners’ outstanding capital stock in an arm’s-length transaction and includes a control premium, as determined by an appraisal process.
      We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest.
      Future outlook. Since the third quarter 2002, our total cash flows provided by operating activities have exceeded our total cash flows used in investing activities and scheduled debt service payments. We expect to fund our capital needs for at least the next twelve months by using our anticipated cash flows from operating activities. See “— Forward-Looking Statements.”

      In making this assessment, we have considered:

•	the anticipated level of capital expenditures related to our existing iDEN network;

•	our scheduled debt service requirements;

•	anticipated payments under the Report and Order;

•	costs associated with the proposed merger with Sprint; and

•	other future contractual obligations.
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

E.	Related Party Transactions
      Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole supplier of the iDEN infrastructure equipment and substantially all the handsets used throughout our network. We work closely with Motorola to improve existing products and develop new technologies for use in our network. We also rely on Motorola for network maintenance and enhancements. In addition we will rely extensively on Motorola’s cooperation and support in connection with the reconfiguration process contemplated by the Report and Order. We paid Motorola $3,263 million during 2004 for these goods and services and net payables to Motorola were $169 million at December 31, 2004.
      As of February 28, 2005, Motorola owned 7% of our outstanding class A common stock, assuming the conversion of our outstanding class B nonvoting common stock, all of which is owned by Motorola. On December 14, 2004, in contemplation of the merger agreement with Sprint, and to help facilitate a tax-free spin off of Sprint’s local wireline business following the merger, we entered into an agreement with Motorola under which Motorola agreed, subject to the terms and conditions of the agreement, not to enter into a transaction that constitutes a disposition of its class B common stock of Nextel or shares of non-voting common stock issued to Motorola in connection with the transactions contemplated by the merger agreement. In consideration of Motorola’s compliance with the terms of this agreement, upon the occurrence of certain events, we have agreed to pay Motorola a consent fee of $50 million, which Motorola must return to us upon the occurrence of certain events, including, specifically, if the merger with Sprint is not completed. During 2004, we purchased 5.6 million shares of Nextel Partners class A common stock from Motorola for an aggregate cash purchase price of $77 million, which was based on the then-current fair market value of such shares. Additional information can be found in note 13 to the consolidated financial statements at the end of this annual report on Form  10-K. See Part I, “Item 1. Business — E. Our Network and Technology” and “— J. Our Strategic Relationships — 1. Motorola.”
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
      During 2004, we purchased 5.6 million shares of Nextel Partners class A common stock from Motorola for an aggregate cash purchase price of $77 million, which was based on the then-current the fair market value of such shares. As of December 31, 2004, we owned about 32% of the outstanding common stock of Nextel Partners.
      Under our roaming agreement with Nextel Partners, we were charged $68 million during 2004, net of roaming revenues earned. We also provide telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $39 million in 2004, which we recorded as a reduction to cost of service. We also charged Nextel Partners $20 million in 2004 for administrative services provided under a services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We earned $5 million in 2004 in royalty fees, which we recorded as other income (expense). We had a net receivable due from Nextel Partners of $10 million as of December 31, 2004.
      As of December 31, 2004, Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer was a director of Nextel Partners. See Part I, “Item 1. Business — J. Our Strategic Relationships — 2. Nextel Partners.”
      NII Holdings. In November 2002, NII Holdings, which prior to that time had been our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code, having filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware after it and one of its subsidiaries defaulted on credit and vendor finance facilities. Prior to its bankruptcy filing, NII Holdings was accounted for as one of our consolidated subsidiaries. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method. In accordance with the equity method of accounting, we did not recognize equity losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. NII Holdings’ net operating results through May 2002 have been presented as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method.
      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in post-reorganization NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations. In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million.
      In 2004, NII Holdings completed the redemption of its 13% senior notes that we held, in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations. As of December 31, 2004, we accounted for the shares of NII Holdings common stock that we hold as an available-for-sale investment, recorded in short-term investments and investments on our consolidated balance sheet at the current market value of that common stock. As of December 31, 2004, we owned about 18% of the outstanding common stock of NII Holdings.
      Under roaming agreements with NII Holdings, we were charged $15 million during 2004 for our subscribers roaming on NII Holdings’ networks, net of roaming revenues earned. We had a net payable due to NII Holdings of $2 million as of December 31, 2004.
      Mr. Donahue was a director of NII Holdings until March 2004. See Part I, “Item 1. Business — J. Our Strategic Relationships — 3. NII Holdings.”
      Our Related Party Transactions. One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $6 million during 2004 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of $1 million at December 31, 2004.

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
      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of December 31, 2004, we were not a party to any material derivative instruments. Additional information regarding our historical derivative transactions can be found in note 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
      As of December 31, 2004, we held $335 million of short-term investments and $1,479 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities, and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.
      The table below summarizes our remaining market risks as of December 31, 2004 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facility, capital lease and finance obligations and mandatorily redeemable preferred stock in effect at December 31, 2004. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

•	quoted market prices for our senior notes, loans under our bank credit facility and mandatorily redeemable preferred stock; and

•	present value of future cash flows for capital lease and finance obligations using a discount rate available for similar obligations.
      Notes 6, 7 and 8 to the consolidated financial statements appearing at the end of this annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facility, capital lease and finance obligations, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity						2004		2003

								Fair		Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligation
Fixed Rate(1)	$—	$—	$—	$—	$6	$5,706	$5,712	$6,064	$6,593	$7,119
Average Interest Rate	8%	8%	8%	8%	8%	7%	7%		8%
Variable Rate	$22	$22	$22	$22	$1,022	$2,068	$3,178	$3,170	$3,820	$3,813
Average Interest Rate	5%	5%	5%	5%	3%	5%	4%		3%

(1)	Amounts individually round to less than $1 million annually.

Item 8.	Financial Statements and Supplementary Data.
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
Effectiveness of Disclosure Controls and Procedures.
      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings under the Securities Exchange of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term in defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.
Management’s Report on Internal Control Over Financial Reporting.
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting. The evaluation was based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements and has issued an attestation report on management’s assessment of internal control over financial reporting dated March 14, 2005.
Changes in Internal Controls Over Financial Reporting.
      Following a review of the accounting adjustments cited in several recent filings by other similarly situated public companies, we determined that certain of the adjustments in those filings relating to the treatment of operating lease accounting applied to us, and that it was appropriate to restate certain of our prior financial statements. As a result, on February 16, 2005, our management and the audit committee of our board of directors, after discussions with our independent registered public accounting firm, Deloitte & Touche LLP, concluded that our historical financial statements should be restated to correct certain errors relating to the accounting for operating leases. The restatement is further discussed in Note 1, “Restatement of Consolidated Financial Statements” under the notes to the consolidated financial statements appearing at the end of this annual report on Form 10-K.
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

      Other than with regard to the lease accounting policies and practices, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Nextel Annual Meeting — Election of Directors — Board of Directors and — Board Committees” in the proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission. The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Nextel Annual Meeting — Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.
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
      The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Nextel Annual Meeting — Director Compensation,” and “Nextel Annual Meeting — Executive Compensation, — 2004 Option Grants, — 2004 Option Exercises and Long Term Performance Plan, — Employment Agreements and — Change of Control Retention Bonus and Severance Pay Plan” in our proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is set forth below or incorporated by reference to the information set forth under the caption “Nextel Annual Meeting — Securities Ownership” in the proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	91,441,158		$23.94	13,185,685
Equity compensation plans not approved by security holders	212	(1)	7.01	N/A

Total	91,441,370			13,185,685

(1)	These shares are issuable under an equity compensation plan assumed in connection with our acquisition of Dial Page, Inc. in 1996.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this item is incorporated by reference to the information set forth under the caption “Nextel Annual Meeting — Certain Relationships and Related Transactions” in our proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.
      The information required by this item is incorporated by reference to the information set forth under the caption “Nextel Annual Meeting — Ratification of Appointment of Deloitte & Touche, LLP as Nextel’s Independent Registered Public Accounting Firm for 2005” in the proxy statement relating to our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) The following financial statements are included in this annual report on Form 10-K:
(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index, beginning on page 70.
      (b) Exhibits listed in Item 15(a)(3) above are incorporated herein by reference.
      (c) The schedules listed above in Item 15(a)(2) are incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By: /s/ PAUL N. SALEH

Paul N. Saleh
Executive Vice President and Chief Financial Officer
March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Chairman of the Board of Directors	March 14, 2005

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	President, Chief Executive Officer and Director	March 14, 2005

/s/ PAUL N. SALEH Paul N. Saleh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ WILLIAM G. ARENDT William G. Arendt	Senior Vice President and Controller (Principal Accounting Officer)	March 14, 2005

/s/ MORGAN E. O’BRIEN Morgan E. O’Brien	Vice Chairman of the Board	March 14, 2005

/s/ KEITH J. BANE Keith J. Bane	Director	March 14, 2005

/s/ FRANK M. DRENDEL Frank M. Drendel	Director	March 14, 2005

/s/ V. JANET HILL V. Janet Hill	Director	March 14, 2005

/s/ WILLIAM E. KENNARD William E. Kennard	Director	March 14, 2005

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	March 14, 2005

Exhibit Index
      All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Nextel Communications, Inc., file no. 0-19656, unless otherwise indicated.

Exhibit
Number

2.1		Agreement and Plan of Merger, dated December 15, 2004, among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed December 17, 2004 as Exhibit 2.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
3	.1.1	Amended Certificate of Incorporation of Nextel Communications, Inc. (filed March 11, 2004 as Exhibit 3.1.1 to Nextel’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
3	.1.2	Certificate Eliminating Reference to Series D and Series E Exchangeable Preferred Stock from the Certificate of Incorporation of Nextel Communications, Inc. (filed March 11, 2004 as Exhibit 3.1.2 to Nextel’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
3	.1.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Zero Coupon Convertible Preferred Stock due 2013 and Qualifications, Limitations and Restrictions Thereof (filed February 10, 1999 as Exhibit 4.16 to Nextel’s registration statement on Form S-4 and incorporated herein by reference).
3.2		Amended and Restated By-Laws of Nextel Communications, Inc. (filed March 11, 2004 as Exhibit 3.1.1 to Nextel’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
4.1		Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed January 26, 2000 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4.2		Indenture dated January 26, 2001, between Nextel and BNY Midwest Trust Company, as Trustee, relating to Nextel’s 9.5% Senior Serial Redeemable Notes due 2011 (filed January 29, 2001 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
4	.3.1	Indenture, dated as of July 31, 2003, between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee (filed August 8, 2003 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “2003 Second Quarter 10-Q”) and incorporated herein by reference).
4	.3.2	Form of Series A 7.375% senior serial redeemable note due 2015 (filed August 8, 2003 as Exhibit 4.2 to the 2003 Second Quarter 10-Q and incorporated herein by reference).
4	.3.3	Form of Series B 6.875% senior serial redeemable note due 2013 (filed November 10, 2003 as Exhibit 4 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4	.3.4	Form of Series A 5.95% senior serial redeemable note due 2014 (filed May 10, 2004 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (the “2004 First Quarter 10-Q”) and incorporated herein by reference).
4	.4.1	Second Amended and Restated Credit Agreement dated July 15, 2004 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (filed August 9, 2004 as Exhibit 4.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 (the “2004 Second Quarter 10-Q”) and incorporated herein by reference).
4	.4.2	Tranche A Term Loan Agreement dated January 28, 2005 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (filed February 3, 2005 as Exhibit 4 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

4	.4.3	Amendment No. 1 dated February 15, 2005 to the Second Amended and Restated Credit Agreement dated July 15, 2004 among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (filed February 17, 2005 as Exhibit 4.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.1.1*	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to the registration statement no. 33-43415 on Form S-1 (the “1991 S-1 Registration Statement”) and incorporated herein by reference).
10	.1.2*	1991 Enhanced Specialized Mobile Radio System Purchase Agreement between Motorola and Nextel dated November 4, 1991(filed November 15, 1991 as Exhibit 10.48 to the 1991 S-1 Registration Statement and incorporated herein by reference).
10	.1.3*	Amendment dated August 4, 1994 to the Enhanced Specialized Mobile Radio System Equipment Purchase Agreement between Nextel and Motorola dated November 1, 1991, as amended, and to the Letter Agreement between Nextel and Motorola dated November 4, 1991, as amended (collectively the “Equipment Purchase Agreements”) (filed April 28, 1995 as Exhibit 10.02 to registration statement no. 33-91716 on Form S-4 of ESMR, Inc. (the “ESMR Form S-4 Registration Statement”) and incorporated herein by reference).
10	.1.4*	Second Amendment to Equipment Purchase Agreements dated April 4, 1995 (filed April 28, 1995 as Exhibit 10.03 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10	.1.5*	Amendment 004 to the Enhanced Specialized Mobile Radio System Purchase Agreement dated April 28, 1996 between Nextel and Motorola (filed July 5, 1996 as Exhibit 99.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.1.6*	Nextel/ Motorola Agreement dated March 27, 1997 (filed May 15, 1997 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference herein).
10	.1.7*	iDEN Infrastructure [*] Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed August 16, 1999 as Exhibit 10.2 to Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10	.1.8*	Amendment dated December 29, 1999 to the iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.7 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10	.1.9*	Amendment 001 dated December 29, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10	.1.10*	Amendment 002 dated December 30, 1999 to the iDEN Infrastructure [*] Supply Agreement dated April 13, 1999 between Nextel and Motorola (filed March 30, 2000 as Exhibit 10.2.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10	.1.11*	Amendment dated December 28, 2000 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.11 to Nextel’s annual (filed April 2, 2001 as Exhibit 10.1.11 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number

10	.1.12*	Amendment 003 dated March 29, 2001 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2001 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10	.1.13*	Amendment dated December 28, 2000 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed April 2, 2001 as Exhibit 10.1.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10	.1.14*	Amendment 003 dated November 13, 2001 Availability/ Outage Goals for 2001 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed March 29, 2002 as Exhibit 10.1.14 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10	.1.15*	Amendment 004 dated March 15, 2002 to iDEN Subscriber Supply Agreement dated November 4, 1991 between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter 10-Q”) and incorporated herein by reference).
10	.1.16*	Amendment 004 dated March 22, 2002 to Availability/ Outage Goals for 2002 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed May 15, 2002 as Exhibit 10.2 to the First Quarter 2002 10-Q and incorporated herein by reference).
10	.1.17*	Extension Amendment dated March 16, 2004 to iDEN Infrastructure [*] Supply Agreement dated April 13, 1999, as amended, between Nextel and Motorola (filed May 10, 2004 as Exhibit 10.1.1 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.1.18*	Term Sheet for Subscriber Units and Services Agreement dated December 31, 2003 between Nextel and Motorola (filed May 10, 2004 as Exhibit 10.1.2 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.1.19*	Amendment No. 1 dated March 31, 2004 to the Term Sheet for Subscriber Units and Services Agreement dated December 31, 2004 between Nextel and Motorola (filed May 10, 2004 as Exhibit 10.1.3 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.1.20	Second Extension Amendment to the iDEN Infrastructure 5-Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.1.21*	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.
10	.2.1	Agreement and Plan of Contribution and Merger dated August 4, 1994, as amended, among Nextel, Motorola, ESMR, Inc., ESMR Sub, Inc. and others (filed April 28, 1995 as Exhibit 2.01 to the ESMR Form S-4 Registration Statement and incorporated herein by reference).
10	.2.2	Letter Agreement dated December 14, 2004, among Nextel Communications, Inc., Motorola, Inc. and Motorola SMR, Inc. (filed December 20, 2004 as Exhibit 99.3 to the current report on Form 8-K of Motorola, Inc. and incorporated herein by reference).
10.3		Registration Rights Agreement dated July 28, 1995 between Nextel and Motorola (filed November 14, 1995 as Exhibit 10.8 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10	.4.1	Form of Registration Rights Agreement dated July 28, 1995 between Nextel and Digital Radio (filed March 31, 1997 as Exhibit 10.38 to Nextel’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).

Exhibit
Number

10	.4.2	First Amendment to the Registration Rights Amendment (dated July 28, 1995) among Nextel, Digital Radio and Option Acquisition, L.L.C., dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.7 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.4.3	Option Exercise and Lending Commitment Agreement between Nextel and Digital Radio dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.4.4	Incentive Option Agreement between Nextel and Eagle River dated April 4, 1995 (filed April 11, 1995 as Exhibit 99.3 to Nextel’s current report on Form 8-K dated April 10, 1995 and incorporated herein by reference).
10	.4.5	Agreement dated March 5, 2003 between Nextel, Digital Radio, L.L.C. and Craig O. McCaw (filed March 6, 2003 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.5.1	Option Purchase Agreement among Nextel, Unrestricted Subsidiary Funding Company and Option Acquisition dated June 16, 1997 (filed July 9, 1997 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.5.2	Registration Rights Agreement between Nextel and Option Acquisition dated June 18, 1997 (filed July 9, 1997 as Exhibit 10.6 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.6.1**	Form of Officer and Director Indemnification Agreement of Nextel (filed August 9, 2004 as Exhibit 10.3 to the 2004 Second Quarter 10-Q and incorporated herein by reference).
10	.6.2**	Nextel Amended and Restated Incentive Equity Plan (filed April 2, 2001 as Exhibit 10.8 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10	.6.3**	Form of Deferred Share Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed November 8, 2004 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “2004 Third Quarter 10-Q”) and incorporated herein by reference).
10	.6.4**	Form of Deferred Share Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed November 8, 2004 as Exhibit 10.2 to the 2004 Third Quarter 10-Q and incorporated herein by reference).
10	.6.5**	Form of Deferred Share Agreement — Recognition Award under the Nextel Amended and Restated Incentive Equity Plan (filed March 2, 2005 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.6.6**	Form of Nonqualified Stock Option Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed November 8, 2004 as Exhibit 10.3 to the 2004 Third Quarter 10-Q and incorporated herein by reference).
10	.6.7**	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed November 8, 2004 as Exhibit 10.4 to the 2004 Third Quarter 10-Q and incorporated herein by reference).
10	.6.8**	Nextel Severance Benefits Plan (filed March 29, 2002 as Exhibit 10.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10	.6.9**	Nextel Amended and Restated Associate Stock Purchase Plan (filed April 16, 2004 as Annex A to Nextel’s proxy statement in connection with its 2004 annual meeting of stockholders and incorporated herein by reference).
10	.6.10**	Nextel Amended and Restated Cash Compensation Deferral Plan (filed December 13, 2004 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

10	.6.11**	Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed April 2, 2001 as Exhibit 10.12 to Nextel’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10	.6.12**	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed November 14, 2002 as Exhibit 10.1 to Nextel’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10	.6.13**	Nextel Communications, Inc. 2002/2003 Long-Term Incentive Plan (filed March 27, 2003 as Exhibit 10.19 to Nextel’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).
10	.6.14**	Nextel Communications, Inc. 2004/2005 Long-Term Incentive Plan (filed March 11, 2004 as Exhibit 10.6.9 to Nextel’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10	.7.1**	Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue (filed August 8, 2003 as Exhibit 10.1 to the 2003 Second Quarter 10-Q and incorporated herein by reference).
10	.7.2**	Letter, dated December 15, 2004, from Timothy M. Donahue to Nextel (filed December 17, 2004 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.7.3**	Employment Agreement dated April 1, 2004 between Thomas N. Kelly, Jr. and Nextel (filed May 10, 2004 as Exhibit 10.2.1 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.7.4**	Employment Agreement dated April 1, 2004 between Paul N. Saleh and Nextel (filed May 10, 2004 as Exhibit 10.2.2 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.7.5**	Employment Agreement dated April 1, 2004 between Barry J. West and Nextel (filed May 10, 2004 as Exhibit 10.2.3 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.7.6**	Employment Agreement dated April 1, 2004 between Leonard J. Kennedy and Nextel (filed May 10, 2004 as Exhibit 10.2.4 to the 2004 First Quarter 10-Q and incorporated herein by reference).
10	.7.7**	Resignation and Non-Competition Agreement dated November 11, 2003, between Morgan E. O’Brien and Nextel (filed March 11, 2004 as Exhibit 10.7.4 to Nextel’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10	.8.1	Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.1 to Nextel’s current report on Form 8-K and incorporated herein by reference).
10	.8.2	Amended and Restated Shareholders’ Agreement among Nextel Partners and the shareholders named therein dated February 18, 2000 (the “Nextel Partners Shareholder Agreement”)(filed by Nextel Partners February 22, 2000 as Exhibit 10.2 to amendment no. 2 to the registration statement no. 333-95473 on Form S-1 and incorporated herein by reference).
10	.8.3	Amendment no. 1 dated February 22, 2000 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on October 23, 2000 as Exhibit 10.2 to the registration statement no. 333-48470 on Form S-4 and incorporated herein by reference).
10	.8.4	Amendment no. 2 dated March 20, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(b) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10	.8.5	Amendment no. 3 dated April 18, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 11, 2001 as Exhibit 10.2(c) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).

Exhibit
Number

10	.8.6	Amendment no. 4 dated July 25, 2001 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on November 13, 2001 as Exhibit 10.2(d) to Nextel Partners’ current report on Form 8-K and incorporated herein by reference).
10	.8.7	Amendment No. 5 dated June 13, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(e) to Nextel Partners quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (the “Nextel Partners 2003 First Quarter Form 10-Q”)).
10	.8.8	Amendment No. 6 dated July 24, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(f) to the Nextel Partners 2003 First Quarter Form 10-Q).
10	.8.9	Amendment No. 7 dated October 18, 2002 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(g) to the Nextel Partners 2003 First Quarter Form 10-Q).
10	.8.10	Amendment No. 8 dated May 12, 2003 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 13, 2003 as Exhibit 10.2(h) to the Nextel Partners 2003 First Quarter Form 10-Q).
10	.8.11	Amendment No. 9 to the Nextel Partners Shareholders Agreement (filed by Nextel Partners on May 10, 2004 as Exhibit 10.2(i) to the Nextel Partners quarterly report on Form 10-Q for the quarterly period ended March 31, 2004).
10	.8.12	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel dated January 29, 1999 (filed February 24, 1999 as Exhibit 10.3 to Nextel’s current report on Form 8-K and incorporated herein by reference).
21		Subsidiaries of Nextel.
23		Consent of Deloitte & Touche LLP.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certifications.

*	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and
Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia
      We have audited the accompanying consolidated balance sheets of Nextel Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules I and II listed in the Index at Item 15. These consolidated financial statements and financial statement schedules I and II are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedules I and II based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003. As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia
      We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting listed in the Index at Item 9A, that Nextel Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 14, 2005

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003

		(as restated)
		(see note 1)
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,479	$806
Short-term investments	335	1,165
Accounts and notes receivable, net	1,452	1,276
Due from related parties	132	70
Handset and accessory inventory	322	223
Deferred tax assets (note 9)	882	—
Prepaid expenses and other current assets (note 2)	605	148

Total current assets	5,207	3,688
Investments	360	408
Property, plant and equipment, net	9,613	9,093
Intangible assets, net (note 5)	7,223	7,038
Other assets	341	283

	$22,744	$20,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$986	$663
Accrued expenses and other	1,304	1,382
Due to related parties	297	285
Current portion of long-term debt and capital lease obligation	22	487

Total current liabilities	2,609	2,817
Long-term debt	8,527	9,725
Deferred income taxes (note 9)	1,781	1,873
Other liabilities	311	258

Total liabilities	13,228	14,673

Commitments and contingencies (notes 6 and 10)
Zero coupon mandatorily redeemable preferred stock, convertible, 245,245 shares issued and outstanding	108	99
Stockholders’ equity
Common stock, class A, 1.088 billion and 1.068 billion shares issued and outstanding	1	1
Common stock, class B, nonvoting convertible, 36 million shares issued; 30 million and 36 million shares outstanding	—	—
Paid-in capital	12,610	11,942
Accumulated deficit	(3,363)	(6,363)
Treasury stock, at cost	(141)	—
Deferred compensation, net	(33)	(16)
Accumulated other comprehensive income	334	174

Total stockholders’ equity	9,408	5,738

	$22,744	$20,510

The accompanying notes including note 13 “— Related Party Transactions”
are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

		(as restated)	(as restated)
		(see note 1)	(see note 1)
	(in millions, except per share amounts)
Operating revenues
Service revenues	$11,925	$9,892	$8,186
Handset and accessory revenues	1,443	928	535

	13,368	10,820	8,721

Operating expenses
Cost of service (exclusive of depreciation included below)	1,926	1,674	1,488
Cost of handset and accessory revenues	2,077	1,495	1,047
Selling, general and administrative	4,241	3,453	3,039
Restructuring and impairment charges	—	—	35
Depreciation	1,807	1,643	1,541
Amortization	34	51	54

	10,085	8,316	7,204

Operating income	3,283	2,504	1,517

Other income (expense)
Interest expense	(594)	(844)	(1,048)
Interest income	29	42	58
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $0 and $160	(117)	(245)	354
Gain on deconsolidation of NII Holdings	—	—	1,218
Equity in earnings (losses) of unconsolidated affiliates, net	15	(58)	(309)
Realized gain on sale of investments, net	26	223	—
Other, net	3	2	(39)

	(638)	(880)	234

Income before income tax benefit (provision)	2,645	1,624	1,751
Income tax benefit (provision)	355	(113)	(391)

Net income	3,000	1,511	1,360
(Loss) gain on retirement of mandatorily redeemable preferred stock	—	(7)	485
Mandatorily redeemable preferred stock dividends and accretion	(9)	(58)	(211)

Income available to common stockholders	$2,991	$1,446	$1,634

Earnings per common share
Basic	$2.69	$1.38	$1.85

Diluted	$2.62	$1.34	$1.75

Weighted average number of common shares outstanding
Basic	1,111	1,047	884

Diluted	1,152	1,089	966

The accompanying notes including note 13 “— Related Party Transactions”
are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

												Accumulated Other
												Comprehensive Income

	Convertible		Class A		Class B							Unrealized
	Preferred Stock		Common Stock		Common Stock				Treasury Stock			Gain	Cumulative	Cash
							Paid-in	Accumulated			Deferred	(Loss) on	Translation	Flow
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Investments	Adjustments	Hedge	Total

	(in millions)
Balance, December 31, 2001 (as restated) (note 1)	8	$283	763	$1	36	$—	$8,581	$(9,234)	—	$—	$(17)	$7	$(229)	$(29)	$(637)
Net income (as restated)								1,360							1,360
Other comprehensive income, net of income tax:
Foreign currency translation adjustment													228		228
Net unrealized gains on available- for-sale securities:
Unrealized holding losses												(37)			(37)
Reclassification adjustment for losses included in net income												37			37
Cash flow hedge:
Reclassification of transition adjustment included in net income														8	8
Unrealized loss on cash flow hedge														(6)	(6)

Total comprehensive income															1,590
Common stock issued under equity plans			8	—			49								49
Conversion of preferred stock into common stock	(4)	(147)	24	—			147								—
Exchange of debt securities for common stock			98	—			867								867
Exchange of mandatorily redeemable preferred stock for common stock			75	—			601								601
Deferred compensation and other							11				10				21
Gain on retirement of mandatorily redeemable preferred stock							485								485
Dividends and accretion on mandatorily redeemable preferred stock							(211)								(211)

Balance, December 31, 2002 (as restated) (note 1)	4	136	968	1	36	—	10,530	(7,874)	—	—	(7)	7	(1)	(27)	2,765
Net income (as restated)								1,511							1,511
Other comprehensive income, net of income tax:
Foreign currency translation adjustment													(4)		(4)
Net unrealized gains on available- for-sale securities:
Unrealized holding gains, net of income tax of $102 (as restated)												172			172
Cash flow hedge:
Reclassification of transition adjustment included in net income														4	4
Unrealized gain on cash flow hedge														23	23

Total comprehensive income															1,706
Common stock issued under direct stock purchase plan and other equity plans			47	—			707								707
Conversion of preferred stock into common stock	(4)	(136)	22	—			136								—
Exchange of debt securities for common stock			31	—			588								588
Deferred compensation and other							24				(9)				15
Increase on issuance of equity by affiliates, net of deferred income tax							22								22
Loss on retirement of mandatorily redeemable preferred stock							(7)								(7)
Dividends and accretion on mandatorily redeemable preferred stock							(58)								(58)

Balance, December 31, 2003 (as restated) (note 1)	—	—	1,068	1	36	—	11,942	(6,363)	—	$—	(16)	179	(5)	—	5,738
Net income								3,000							3,000
Other comprehensive income, net of income tax:
Foreign currency translation adjustment													2		2
Unrealized holding gains on available- for-sale securities, net of income tax of $109												158			158

Total comprehensive income															3,160
Common stock issued under equity plans and other			20	—			267								267
Deferred compensation							32				(17)				15
Purchase of treasury stock (note 1)				—	(6)				6	(141)					(141)
Release of valuation allowance attributable to stock options (note 9)							337								337
Stock option tax deduction benefit							82								82
Adjustment to equity method investment, net of deferred income tax							(41)								(41)
Accretion on zero coupon mandatorily redeemable preferred stock							(9)								(9)

Balance, December 31, 2004	—	$—	1,088	$1	30	$—	$12,610	$(3,363)	6	$(141)	$(33)	$337	$(3)	$—	$9,408

The accompanying notes including note 13 “— Related Party Transactions” are an integral part of these consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

		(as restated)	(as restated)
		(see note 1)	(see note 1)
	(in millions)
Cash flows from operating activities
Net income	$3,000	$1,511	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	24	46	316
Provision for losses on accounts receivable	127	129	334
Amortization of deferred gain from sale of towers	(96)	(105)	—
Restructuring and impairment charges	—	—	24
Depreciation and amortization	1,841	1,694	1,595
Loss (gain) on retirement of debt	117	245	(514)
Debt conversion expense	—	—	160
Gain on deconsolidation of NII Holdings	—	—	(1,228)
Equity in (earnings) losses of unconsolidated affiliates, net	(15)	58	309
Realized gain on investments, net	(26)	(223)	—
Tax benefit from the release of valuation allowance, net	(1,113)	—	—
Income tax provision	651	62	391
Other, net	41	59	71
Change in assets and liabilities, net of effects from acquisitions
Accounts and notes receivable	(328)	(350)	(492)
Handset and accessory inventory	(110)	29	(21)
Prepaid expenses and other assets	(285)	(65)	(21)
Accounts payable, accrued expenses and other	460	222	239

Net cash provided by operating activities	4,288	3,312	2,523

Cash flows from investing activities
Capital expenditures	(2,513)	(1,716)	(1,863)
Proceeds from maturities and sales of short-term investments	2,761	2,511	3,486
Purchases of short-term investments	(1,933)	(2,825)	(3,068)
Payments for purchases of licenses, investments and other, net of cash acquired	(338)	(279)	(432)
Proceeds from sales of investments and other	77	248	2
Cash relinquished as a result of the deconsolidation of NII Holdings	—	—	(250)
Payments for acquisitions, net of cash acquired	—	—	(111)

Net cash used in investing activities	(1,946)	(2,061)	(2,236)

Cash flows from financing activities
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(1,421)	(4,598)	(843)
Proceeds from issuance of debt securities	494	2,483	—
Repayments under bank credit facility	(1,626)	(2,965)	(47)
Borrowings under bank credit facility	1,000	2,269	47
Proceeds from issuance of stock	236	689	35
Repayments under capital lease and finance obligations	(9)	(44)	(100)
Payment for capital lease buy-out	(156)	(54)	—
Mandatorily redeemable preferred stock dividends paid	—	(57)	(19)
Purchase of treasury stock	(141)	—	—
Debt financing costs and other	(46)	(14)	(1)
Proceeds from sale-leaseback transactions	—	—	6

Net cash used in financing activities	(1,669)	(2,291)	(922)

Net increase (decrease) in cash and cash equivalents	673	(1,040)	(635)
Cash and cash equivalents, beginning of period	806	1,846	2,481

Cash and cash equivalents, end of period	$1,479	$806	$1,846

The accompanying notes including note 13 “— Related Party Transactions”
are an integral part of these consolidated financial statements

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies
      Operations. We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, that include: digital wireless mobile telephone service, walkie-talkie features including our Nextel Direct Connect®, and Nextel Nationwide Direct Connectsm, and Nextel International Direct Connectsm walkie-talkie features, and wireless data transmission services. As of December 31, 2004, we provided service to over 16.2 million subscribers, which consisted of 15.0 million subscribers of Nextel-branded service and 1.2 million subscribers of Boost Mobiletm — branded pre-paid service.
      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 U.S. markets where about 260 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of December 31, 2004, we owned about 32% of the outstanding common stock of Nextel Partners. In addition, as of December 31, 2004, we also owned about 18% of the outstanding common stock of NII Holdings, Inc, which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect walkie-talkie features in the Latin American markets that it serves as well as between the United States and those markets.
      On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint Corporation pursuant to which we will merge into a wholly-owned subsidiary of Sprint. The new company will be called Sprint Nextel Corporation. The merger is expected to close in the second half of 2005 and is subject to shareholder and regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof.
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
      Use of Estimates. We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.
      Cash and Cash Equivalents. Cash equivalents consist of time deposits and highly liquid short-term investments with maturities of 90 days or less at the time of purchase.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information.

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$2,513	$1,716	$1,863
Change in capital expenditures accrued and unpaid or financed	(153)	140	41

	$2,360	$1,856	$1,904

Interest costs
Interest expense	$594	$844	$1,048
Interest capitalized	9	35	48

	$603	$879	$1,096

Cash paid for interest, net of amounts capitalized	$586	$794	$712

Cash received for interest	$27	$30	$54

Cash paid for income taxes	$85	$50	$7

      Investments. Marketable debt securities with maturities greater than 90 days and less than one year at the time of purchase are classified as short-term investments. Debt securities that we have the ability and intent to hold until maturity are accounted for as held-to-maturity securities and recorded at amortized cost. As of December 31, 2004 and 2003, our short-term investments consisted of commercial paper and corporate and government bonds.
      Marketable debt and equity securities intended to be held more than one year are classified within investments. All of our investments in marketable debt and equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of income tax, are recorded as other comprehensive income (loss). We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in other income (expense). We record restricted investments in publicly traded companies intended to be held-to-maturity at amortized cost. We record equity investments in privately held companies at cost.
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
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have well over seven million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts.
      Handset and Accessory Inventory. Handsets and accessories are valued at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because we expect to recover the handset subsidies through service revenues. We account for rebates received from vendors in accordance with Emerging Issues Task Force, or EITF, Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received by a Vendor.” Additional information can be found in “— Customer Related Direct Costs.” Each month, we estimate future handset purchases and related discounts. To the extent that such estimates change period to period, adjustments are made to our estimates of discounts earned, which could impact our cost of handset revenues. The amount of these discounts recorded for the year ended December 31, 2004 was less than 5% of our cost of handset and accessory revenues recorded for the year.
      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost. We capitalize costs for network and non-network software, which are included in property, plant and equipment, developed or obtained for internal use when incurred during the application development stage. For those software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required. The gross amount of assets recorded under capital lease and finance obligations included in property, plant and equipment is $6 million as of December 31, 2004 and $276 million as of December 31, 2003. Amortization of assets recorded under capital leases is recorded in depreciation expense. Maintenance and repairs are charged to operations as incurred.
      Network asset inventory and construction in progress includes materials, transmission and related equipment, labor, engineering, site development, interest and other costs relating to the construction and development of our network. Assets under construction are not depreciated until placed into service.
      We calculate depreciation using the straight-line method based on estimated economic useful lives of up to 31 years for buildings, 3 to 20 years for network equipment and internal-use software and 3 to 12 years for non-network internal-use software, office equipment and other assets. We amortize leasehold improvements over the shorter of the lease terms or the estimated useful lives of the assets. We periodically review the estimated economic useful lives and salvage value of our property, plant and equipment and make adjustments to those estimates after considering historical experience, capacity requirements, consulting with the vendor and assessing new product and market demands, strategic decisions or technology matters and other factors. When these factors indicate property, plant and equipment assets may not be useful for as long as originally anticipated, we depreciate the remaining book values over the remaining estimated useful lives. In the first quarter 2003, we shortened the estimated useful lives of some of our network assets. As a result of these changes in estimates, we recorded $79 million or $0.08 per common share of additional depreciation expense for the year ended December 31, 2003.
      Asset Retirement Obligations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our equipment from such lease sites.
      Capitalized Software to be Sold, Leased or Otherwise Marketed. We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established. At each balance sheet date, we evaluate the recoverability of the unamortized capitalized costs of these software products. We classify software products to be sold, leased or otherwise marketed as noncurrent other assets. As of December 31, 2004 and 2003, we had $93 million and $74 million in net unamortized software, respectively.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible Assets. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we are no longer required to amortize goodwill and intangible assets with indefinite useful lives, which consist of our Federal Communications Commission, or FCC, licenses. We are required to test these assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual review for impairment on October 1 of each year using a residual value approach. We measure the fair value of our 800 and 900 megahertz, or MHz, licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis. The analysis was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. If the fair value of the goodwill or intangible asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Prior to 2002, we amortized our indefinite useful life assets and goodwill over their respective useful lives, which for our FCC licenses is 40 years and for the goodwill related to the acquisition of our Nextel stores is 10 years. For those intangible assets that have finite useful lives, we continue to amortize them over their estimated useful lives using the straight-line method. Additional information regarding our intangible assets and the adoption of SFAS No. 142 can be found in note 5.
      At the September 2004 meeting of the EITF, the Securities and Exchange Commission, or SEC, staff announced that companies must use the direct value method to determine the fair value of their intangible assets acquired in business combinations completed after September 29, 2004. The SEC staff also announced that companies that currently apply the residual value approach for valuing intangible assets with indefinite useful lives for purposes of impairment testing, must use the direct value method by no later than the beginning of their first fiscal year after December 15, 2004. Under this new accounting guidance, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses in the first quarter 2005 using the direct value method. As we have not yet completed an impairment test using the direct value method, we are unable to assess the impact on our financial statements of adopting this requirement. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results.
      Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of these assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement of impairment losses, we group our long-lived assets with other assets and liabilities at the enterprise level, which for us is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
      Derivative Instruments and Hedging Activities. From time to time, we use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt, which is caused by interest rate fluctuations. We do not use derivative instruments for trading or other speculative purposes.
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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At inception of the hedge and quarterly thereafter, we perform a correlation assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If at any time subsequent to the inception of the hedge, the correlation assessment indicates that the derivative is no longer highly effective as a hedge, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in the results of operations.
      Debt Financing Costs. We amortize our debt financing costs as interest expense over the terms of the underlying obligations.
      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes of use. We recognize revenue from handset sales when title to the handset passes to the customer. In addition, we recognize the portion of the activation fees allocated to the handset unit of accounting in the statement of operations when title to the handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, together with an equal amount of costs, and recognize such deferred fees and costs on a straight-line basis over the contract life in the statement of operations.
      Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, for all handset sale arrangements entered into beginning in the third quarter 2003, we recognize revenue when title to the handset passes to the customer. Prior to July 1, 2003, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the then expected customer relationship period of 3.5 years, beginning when title to the handset passed to the customer. Accordingly, on July 1, 2003, we reduced our current assets and liabilities by about $563 million and our noncurrent assets and liabilities by about $783 million, representing substantially all of the revenues and costs associated with the original sale of the handsets that were deferred under SAB No. 101. The cumulative effect of adopting EITF Issue No. 00-21 did not materially impact our statements of operations. We have recognized revenue from accessory sales when title passes upon delivery of the accessory to the customer in all reporting periods included in the financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customer Related Direct Costs. Upon the adoption of EITF Issue No. 00-21 effective July 1, 2003, we recognize the cost of handset revenues when title to the handset passes to the customer. Other customer related direct costs, such as commissions are expensed as incurred. Prior to July 1, 2003, we recognized the costs of handset revenues over the then expected customer relationship period of 3.5 years in amounts equivalent to revenues recognized from handset sales and handset costs in excess of the revenues generated from handset sales, or subsidies, were expensed at the time of sale.
      Treasury Stock. In 2004, we purchased 6 million shares of our class B common stock from Motorola for $141 million in cash. We account for treasury stock under the cost method. In 2005, we converted these shares into shares of our class A common stock pursuant to the terms of our certificate of incorporation.
      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is calculated on a straight-line basis over the vesting period and is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $15 million during 2004, $15 million during 2003 and $13 million during 2002. In addition, in February 2004, we elected to settle $21 million of obligations under our long-term incentive plan with deferred shares as permitted by that plan. See note 12.
      We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Consistent with the provisions of SFAS No. 123 as amended, had compensation costs been determined based on the fair value of the awards granted since 1995, our income available to common stockholders and earnings per common share would have been as follows:

	Year Ended December 31,

	2004	2003	2002

	(in millions, except
	per share amounts)
Income available to common stockholders, as reported	$2,991	$1,446	$1,634
Stock-based compensation expense included in reported net income, net of income tax of $4, $0 and $0	11	35	8
Stock-based compensation expense determined under fair value based method, net of income tax of $55, $0 and $0	(205)	(360)	(350)

Income available to common stockholders, pro forma	$2,797	$1,121	$1,292

Earnings per common share
As reported
Basic	$2.69	$1.38	$1.85

Diluted	$2.62	$1.34	$1.75

Pro forma
Basic	$2.52	$1.07	$1.46

Diluted	$2.45	$1.04	$1.40

      Additional information regarding the assumptions used in our calculation of the fair value of the awards can be found in note 12.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $642 million during 2004, $462 million during 2003 and $345 million during 2002.
      Research and Development. Research and development costs are fully expensed as incurred.
      Foreign Currency. In May 2002, we began accounting for our investment in NII Holdings and its non-U.S. subsidiaries and affiliates under the equity method, and in November 2003, we began accounting for our investment in NII Holdings under the cost method. Prior to the change to the equity method, results of operations for our non-U.S. subsidiaries and affiliates were translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities were translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements were reported as other comprehensive income (loss). The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated were recorded as foreign currency transaction gains (losses). We no longer have any significant non-U.S. subsidiaries and affiliates.
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

	Year Ended December 31,

	2004	2003	2002

	(in millions, except
	per share amounts)
Income available to common stockholders — basic	$2,991	$1,446	$1,634
Interest expense and accretion eliminated upon the assumed conversion of:
4.75% convertible senior notes due 2007	—	13	15
6% convertible senior notes due 2011	16	—	37
Zero coupon convertible preferred stock mandatorily redeemable 2013	10	—	8

Income available to common stockholders — diluted	$3,017	$1,459	$1,694

Weighted average number of common shares outstanding — basic	1,111	1,047	884
Effect of dilutive securities:
Class A convertible preferred stock	—	4	33
Equity plans	25	27	6
4.75% convertible senior notes due 2007	—	11	12
6% convertible senior notes due 2011	11	—	26
Zero coupon convertible preferred stock mandatorily redeemable 2013	5	—	5

Weighted average number of common shares outstanding — diluted	1,152	1,089	966

Earnings per common share
Basic	$2.69	$1.38	$1.85

Diluted	$2.62	$1.34	$1.75

      About 8.2 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2004 due to their antidilutive effects. Additionally, about 65.8 million shares issuable under our incentive and other equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2004 as the exercise prices exceeded the average market price of our class A common stock.
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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Motorola is our primary source of network equipment and manufactures all of the handsets we sell, other than the BlackBerry® devices, which are manufactured by Research in Motion, or RIM. We expect to continue to rely principally on Motorola or its licensees for the manufacture of handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN network. Accordingly, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to our customers. In addition, because we are one of a limited number of wireless carriers that have deployed iDEN technology, we bear a substantially greater portion of the costs associated with the development of new equipment and features than would be the case if our network utilized a more widely adopted technology platform. If Motorola fails or refuses to develop and deliver system infrastructure and handsets or enhancements that we require on a timely, cost- effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services; thereby materially and adversely affecting our results. If Motorola is unable or unwilling to provide handsets and related equipment and software applications, or to develop new technologies or features for us due to changes in our relationship, or if Motorola fails or refuses to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services. If Motorola fails or refuses to provide its cooperation and support in connection with the FCC’s reconfiguration process related to the 800 MHz spectrum band, then our ability to satisfy our obligations under the Report and Order described in note 15 would be adversely affected.
      We also have arrangements with several third party outsourcing vendors that provide services related to such activities as customer care, customer billing and network construction. An adverse change in the ability of any such vendor to provide services to us could adversely affect our operations.
      We operate in a highly regulated environment subject to rapid technological and competitive changes. To the extent that there are changes in economic conditions, technology or the regulatory environment, our business plans could change, which could affect the recoverability of certain assets.

Restatement of Consolidated Financial Statements.
      Like other companies, we have reviewed our accounting practices with respect to leasing transactions. We have concluded that there was an error in our practices related to the determination of the lease term under certain leases that relate primarily to our cell sites. We have historically used the initial non-cancelable portion of the lease as the lease term, excluding any renewal periods. We have determined that SFAS No. 13, “Accounting for Leases”, requires consideration of renewal periods when the existence of a “penalty”, as defined in SFAS No. 13, would require us to conclude at the inception of the lease that there was reasonable assurance that one or more of the renewal options would be exercised. We considered a number of factors in determining whether a penalty, as defined in SFAS No. 13, existed such that the exercise of one or more of the renewal options would be reasonably assured at the inception of the lease. The primary factor that we considered is that a significant dollar amount of leasehold improvements at a lease site would be impaired by non-renewal after the initial non-cancelable portion of the lease. The result of our assessment was to increase the lease term as defined in SFAS No. 13 for most of our operating leases. As we recognize rent expense on

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our operating leases on a straight-line basis and many of our leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to increase deferred rent liability at December 31, 2003 by approximately $92 million.
      NII Holdings has advised us that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. During the period November 2002 through October 2003, we owned on average 33% of the common stock of NII Holdings and accounted for our investment under the equity method. Accordingly, we have restated our consolidated statements of operations for the years ended December 31, 2003 and December 31, 2002 to reflect our percentage share of these adjustments. Although these adjustments did not impact our operating income for 2003 or 2002, they increased our losses on the line item “Equity in losses of unconsolidated affiliates, net” by $18 million in 2003 and by $7 million in 2002 and decreased our “Income available to common stockholders” by $8 million in 2003 and by $7 million in 2002 in our consolidated statements of operations.
      The combined effect of these two changes were increases to accumulated deficit of $107 million and $81 million as of December 31, 2003 and 2002, respectively, and an increase to accumulated deficit of $55 million as of January 1, 2002.
      The following is a summary of the effects of the restatement on our (a) consolidated balance sheet as of December 31, 2003, (b) consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002 and (c) consolidated statements of changes in stockholders’ equity as of December 31, 2003, 2002 and 2001.
Consolidated Balance Sheet

	As Previously
	Reported	As Restated

	(in millions)
As of December 31, 2003
Deferred income taxes	$1,867	$1,873
Other liabilities	166	258
Total liabilities	14,575	14,673
Accumulated deficit	(6,256)	(6,363)
Accumulated other comprehensive income	165	174
Total stockholders’ equity	5,836	5,738

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations

	As Previously
	Reported	As Restated

	(in millions, except
	per share amounts)
Year ended December 31, 2003
Cost of service (exclusive of depreciation)	$1,656	$1,674
Operating income	2,522	2,504
Equity in losses of unconsolidated affiliates, net	(40)	(58)
Realized gain on sale of investments, net	213	223
Income before income tax provision	1,650	1,624
Net income	1,537	1,511
Income available to common stockholders	1,472	1,446
Earnings per common share
Basic	$1.41	$1.38

Diluted	$1.36	$1.34

Year ended December 31, 2002
Cost of service (exclusive of depreciation)	$1,469	$1,488
Operating income	1,536	1,517
Equity in losses of unconsolidated affiliates, net	(302)	(309)
Income before income tax provision	1,777	1,751
Net income	1,386	1,360
Income available to common stockholders	1,660	1,634
Earnings per common share
Basic	$1.88	$1.85

Diluted	$1.78	$1.75

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	As Previously
	Reported	As Restated

	(in millions)
As of December 31, 2003
Net income	$1,537	$1,511
Unrealized holding gains	163	172
Total comprehensive income	1,723	1,706
Accumulated deficit	(6,256)	(6,363)
Total stockholders’ equity	5,836	5,738
As of December 31, 2002
Net income	$1,386	$1,360
Total comprehensive income	1,616	1,590
Accumulated deficit	(7,793)	(7,874)
Total stockholders’ equity	2,846	2,765
As of December 31, 2001
Accumulated deficit	$(9,179)	$(9,234)
Total stockholders’ deficit	(582)	(637)
Consolidated Statements of Cash Flows

	As Previously
	Reported	As Restated

	(in millions)
Year ended December 31, 2003
Net income	$1,537	$1,511
Equity in losses of unconsolidated affiliates, net	40	58
Realized gain on investments, net	(213)	(223)
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	204	222
Year ended December 31, 2002
Net income	$1,386	$1,360
Equity in losses of unconsolidated affiliates, net	302	309
Changes in assets and liabilities, net of effects from acquisitions Accounts payable, accrued expenses and other	220	239

New Accounting Pronouncements.
      FASB Interpretation No 46. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of Interpretation No. 46, the FASB announced a deferral for certain entities, and an amendment to Interpretation No. 46 entitled FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46 establishes consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which is based on the premise that equity holders control the entity by virtue of voting rights. Interpretation No. 46 provides

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. Interpretation No. 46 defines the term variable interest entity, or VIE, and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. Under Interpretation No. 46, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary. We were required to apply the provisions of Interpretation No. 46R in the first quarter 2004. As we did not have any VIEs during 2004, the adoption of this new method of accounting for VIEs did not affect our financial condition or results of operations.
      EITF Topic D-108. In September 2004, the EITF issued Topic D-108, “Use of the Direct Method to Value Intangible Assets”. In EITF Topic D-108, the SEC staff announced that companies must use the direct value method to determine the fair value of their intangible assets acquired in business combinations completed after September 29, 2004. The SEC staff also announced that companies that currently apply the residual value approach for valuing intangible assets with indefinite useful lives for purposes of impairment testing must use the direct value method by no later than the beginning of their first fiscal year after December 15, 2004. As permitted we performed our annual impairment test as of October 1, 2004 to measure the fair value of our 800 and 900 MHz FCC licenses in our national footprint using the residual value approach. Under this new accounting guidance, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses in the first quarter 2005 using the direct value method. As we have not yet completed an impairment test using the direct value method, we are unable to assess the impact on our financial statements of adopting this requirement. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results.
      SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is scheduled to become effective in the first interim reporting period beginning after June 15, 2005. Assuming that the effective date is not delayed, we will apply this new standard to our interim reporting period beginning July 1, 2005. We have not yet determined the amount of impact on the consolidated statements of operations following adoption and subsequent to 2005 or the transition method we will use.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Balance Sheet Information

	December 31,

	2004	2003

	(in millions)
Accounts and notes receivable
Trade	$1,482	$1,336
Other receivables	34	26
Less allowance for doubtful accounts	(64)	(86)

	$1,452	$1,276

Prepaid expenses and other current assets
Prepaid expenses	$262	$120
Investment in NII Holdings	293	—
Deferred costs of handset sales and activation (note 1)	50	28

	$605	$148

Property, plant and equipment
Buildings and improvements	$303	$221
Network equipment and software	14,343	12,541
Non-network internal use software, office equipment and other	1,351	1,095
Less accumulated depreciation and amortization	(7,340)	(5,562)

	8,657	8,295
Network asset inventory and construction in progress	956	798

	$9,613	$9,093

Accounts payable
Trade	$519	$343
Other payables	467	320

	$986	$663

Accrued expenses and other
Payroll related	$220	$288
Deferred access revenues	367	310
Accrued interest	129	148
Deferred gain from sale of towers	61	94
Deferred handset sales and activation fees (note 1)	42	28
Other	485	514

	$1,304	$1,382

Other liabilities
Deferred gain from sale of towers	$32	$92
Other	279	166

	$311	$258

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

	December 31,

	2004	2003

	(in millions)
Marketable equity securities, excluding current portion of NII Holdings investment of $293	$293	$307
Marketable debt securities, NII Holdings	—	67
Equity method investments, at cost net of equity in earnings (loss)
Nextel Partners, net of equity in net losses of $330 and $346	24	—
Other	3	4
Nonmarketable equity securities, at cost	40	30

	$360	$408

      NII Holdings. NII Holdings provides wireless communications services using iDEN technology primarily in selected Latin American markets. In November 2002, NII Holdings, which prior to that time had been our substantially wholly-owned subsidiary, completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code, having filed a voluntary petition for reorganization in May 2002 in the United States Bankruptcy Court for the District of Delaware after it and one of its subsidiaries defaulted on credit and vendor finance facilities. Prior to its bankruptcy filing, NII Holdings was accounted for as one of our consolidated subsidiaries. As a result of NII Holdings’ bankruptcy filing in May 2002, we began accounting for our investment in NII Holdings using the equity method. In accordance with the equity method of accounting, we did not recognize equity losses of NII Holdings after May 2002 as we had already recognized $1,408 million of losses in excess of our investment in NII Holdings through that date. NII Holdings’ net operating results through May 2002 have been presented as equity in losses of unconsolidated affiliates, as permitted under the accounting rules governing a mid-year change from consolidating a subsidiary to accounting for the investment using the equity method.
      Upon NII Holdings’ emergence from bankruptcy in November 2002, we recognized a non-cash pre-tax gain on deconsolidation of NII Holdings in the amount of $1,218 million consisting primarily of the reversal of equity losses we had recorded in excess of our investment in NII Holdings, partially offset by charges recorded when we consolidated NII Holdings, including, among other items, $185 million of cumulative foreign currency translation losses. At the same time, we began accounting for our new ownership interest in NII Holdings using the equity method, under which we recorded our proportionate share of NII Holdings’ results of operations. In November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million, based on an average per share carrying amount.
      In 2004, we tendered NII Holdings’ 13% notes that we owned to NII Holdings, in exchange for $77 million in cash resulting in a $28 million realized gain in other (expense) income in the accompanying condensed consolidated statements of operations. As of December 31, 2004, we accounted for the shares of NII Holdings common stock as an available-for-sale investment. A portion of our investment in NII Holdings was reclassified to other current assets as of December 31, 2004. As of December 31, 2004, we owned about 18% of the outstanding common stock of NII Holdings.
      Under roaming agreements with NII Holdings, we expensed $21 million during 2004, $8 million during 2003 and $7 million during 2002 for our subscribers roaming on NII Holdings’ networks and earned roaming revenues of $6 million during 2004 and $1 million during 2003 and 2002 for NII Holdings’ subscribers roaming on our network. We recorded the roaming revenues we earned from NII Holdings as service revenues and we recorded the roaming expenses we were charged as cost of service. We had a net payable due

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to NII Holdings of $2 million as of December 31, 2004 and we had a net receivable due from NII Holdings of $1 million as of December 31, 2003. All payments due to and due from NII Holdings are settled in accordance with customary commercial terms for comparable transactions.
      Timothy M. Donahue, a member of our board of directors and our President and Chief Executive Officer, was a director of NII Holdings until March 2004.
      Nextel Partners. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets having the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. As part of those transactions in 1999, we sold assets and transferred specified FCC licenses to Nextel Partners in exchange for equity interests in Nextel Partners having a total agreed value of $140 million and cash of $142 million, which also included the reimbursement of costs and net operating expenses.
      As a result of Nextel Partners’ initial public offering in February 2000, our equity interest was converted into voting class B common stock and our total ownership interest was diluted. As a result of the initial public offering and subsequent transactions, including our purchase from Motorola in 2004 of about 5.6 million shares of Nextel Partners common stock, we owned about 32% of the outstanding common stock of Nextel Partners as of December 31, 2004. We account for our investment in Nextel Partners using the equity method. As of December 31, 2004, assuming conversion of our class B shares of Nextel Partners into class A shares of Nextel Partners, the market value of our investment is about $1,654 million.
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
      Specifically, under the terms of the certificate of incorporation of Nextel Partners, during the 18 month period following completion of the proposed merger with Sprint, the holders of a majority of the Nextel Partners class A common stock can vote to require us to purchase all of the outstanding shares of Nextel Partners that we do not already own for the appraised fair market value of those shares. The Nextel Partners stockholders will not be entitled to take that action if the proposed merger with Sprint is not completed. We do not know if the stockholders of Nextel Partners will elect to require us to purchase the Nextel Partners class A shares if the proposed merger with Sprint is completed.
      Subject to various limitations and conditions, we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock in certain other circumstances if:

•	(i) we elect to cease using iDEN technology on a nationwide basis; (ii) this technology change means that Nextel Partners cannot offer nationwide roaming comparable to that available to its subscribers before our change; and (iii) we elect not to pay for the equipment necessary to permit Nextel Partners to make a technology change;

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During 2003, we received $15 million for the sale of FCC licenses and network assets to Nextel Partners. Additionally, Nextel Partners completed an offering of its common stock in 2003 and as a result, we recorded an increase of $5 million in paid-in capital in our stockholders’ equity in accordance with SAB No. 51. Also in the second half of 2003, Nextel Partners redeemed its 12% nonvoting mandatorily redeemable preferred stock that we held for $39 million. As our investment in Nextel Partners had been written down to zero during the second quarter 2003 through the application of the equity method of accounting, we recorded a gain of $39 million.
      Under our roaming agreement with Nextel Partners, we expensed $155 million during 2004, $112 million during 2003 and $78 million during 2002 for our customers roaming on Nextel Partners’ network and earned roaming revenues of $87 million during 2004, $61 million during 2003 and $38 million during 2002 for Nextel Partners subscribers roaming on our network. We also provide telecommunications switching services to Nextel Partners under a switch sharing agreement. For these services, we earned $39 million in 2004, $44 million in 2003 and $52 million in 2002, which we recorded as a reduction to cost of service. We also charged Nextel Partners $20 million in 2004, $11 million in 2003 and $6 million in 2002 for administrative services provided under a services agreement. We recorded these amounts as a reduction to selling, general and administrative expenses. We earned $5 million in 2004 and $4 million in 2003 in royalty fees, which we recorded as other income (expense). We have a net receivable due from Nextel Partners of $10 million as of December 31, 2004 and $16 million as of December 31, 2003. All payments due to and due from Nextel Partners are settled in accordance with customary commercial terms for comparable transactions.
      As of December 31, 2004, Mr. Donahue was a director of Nextel Partners.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SpectraSite. In 1999, we received an ownership interest in SpectraSite Holdings, Inc. in connection with a sale and leaseback transaction of certain of our telecommunication towers. The ownership interest constituted continuing involvement and, accordingly, these transactions were accounted for by the financing method. In the exchange, we also received $560 million in cash, which we reflected as a finance obligation on our balance sheet.
      During 2002, we recognized a $37 million other-than temporary reduction in the fair value of our investment in SpectraSite and we sold all of our equity investment in SpectraSite for a de minimis amount. The sale of our equity investment ended our continuing involvement in SpectraSite for substantially all of our tower leases and we recorded a $291 million deferred gain, which we began amortizing over the original remaining lease terms through 2007. Payments under the leases are accounted for as operating leases and are included in rent expense in cost of service. As of December 31, 2004, we had a remaining deferred gain of $93 million.

4.	Significant Transactions
      Acquisitions. In May 2004, we purchased certain multichannel multipoint distribution system, or MMDS, FCC licenses, interests in certain MMDS FCC licenses and other immaterial network assets of WorldCom, Inc. We paid an aggregate cash purchase price of $144 million, of which $137 million was paid in 2004 and the remainder was paid prior to 2004. Also, in June 2004, we purchased certain MMDS FCC licenses, interests in certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks, Inc. We paid an aggregate cash purchase price of $51 million, of which $49 million was paid in 2004 and the remainder was paid prior to 2004. Both of these transactions were accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services.
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
      In February 2002, we purchased from Chadmoore Wireless Group, Inc. 800 MHz and 900 MHz FCC licenses for an aggregate cash purchase price of $142 million, including $6 million of accrued acquisition and transaction costs, $111 million of which was paid to Chadmoore in 2002. We accounted for this acquisition as a business combination and substantially all of the purchase price was allocated to licenses.
      No significant business combinations were completed during 2004 or 2003.
      Restructuring and Impairment Charges. In January 2002, we announced a five-year information technology outsourcing agreement with Electronic Data Systems Corp., or EDS, under which EDS manages our corporate data center, database administration, helpdesk, desktop services and other technical functions. Additionally, in January 2002, we announced an eight-year customer relationship management agreement with International Business Machines Corporation and TeleTech Holdings, Inc. to manage our customer care centers. In connection with these outsourcing agreements, we recorded a $35 million restructuring and impairment charge in the first quarter 2002, which primarily represents the future lease payments related to facilities we planned to vacate net of estimated sublease income. The restructuring charge also includes employee separation costs associated with the involuntary termination of about 700 employees throughout the organization and the write-off of impaired assets. The employee separations were completed by the end of 2002. As of December 31, 2004, our restructuring liability was $6 million relating to lease cancellation costs.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

		December 31, 2004			December 31, 2003

		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	3 years	$40	$38	$2	$98	$75	$23
Spectrum sharing and noncompete agreements and other	Up to 10 years	77	24	53	82	17	65

		117	62	55	180	92	88

Unamortized intangible assets
FCC licenses	Indefinite	7,140		7,140	6,922		6,922
Goodwill	Indefinite	28		28	28		28

		7,168		7,168	6,950		6,950

Total intangible assets		$7,285	$62	$7,223	$7,130	$92	$7,038

      FCC licenses, our most significant intangible assets, authorize wireless carriers to use radio frequency spectrum, and are issued on both a site-specific and wide-area basis, enabling wireless carriers to provide service either in specific 800 MHz economic areas or 900 MHz metropolitan trading areas in the United States. Currently, our 800 MHz and 900 MHz licenses are issued for periods of 10 years and our 700 MHz licenses are issued for a period of 15 years. All of our FCC licenses are subject to construction and/or operational and technical requirements. The FCC has routinely granted license renewals if the licensees provide substantial services in their licensed area and have complied with applicable rules and policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses. Our book value in our FCC licenses are at cost or if acquired in a business combination at an allocated amount based on the fair value.
      During the year ended December 31, 2004, we acquired FCC licenses for an aggregate purchase price of $225 million, which included deposits for licenses paid prior to 2004 that were recorded in other assets until we acquired the relevant licenses. These acquisitions consisted primarily of two transactions. In May 2004, we purchased certain MMDS FCC licenses, interests in certain MMDS FCC licenses and other immaterial network assets of WorldCom. We paid an aggregate cash purchase price of $144 million, of which $137 million was paid in 2004 and the remainder was paid prior to 2004. Also, in June 2004, we purchased certain MMDS FCC licenses, interests in certain MMDS FCC licenses and other immaterial network assets of Nucentrix Broadband Networks. We paid an aggregate cash purchase price of $51 million, of which $49 million was paid in 2004 and the remainder was paid prior to 2004. Both of these transactions were accounted for as asset purchases. These licenses relate to spectrum that we may use in connection with the deployment of certain broadband or other wireless services. During the year ended December 31, 2004, we also wrote off $58 million of fully amortized customer lists, which did not have an impact on our results of operations or financial condition.
      During the year ended December 31, 2003, we acquired FCC licenses for an aggregate purchase price of $366 million, which included both the licenses of NeoWorld Communications and deposits for other licenses paid prior to 2003 that were recorded in other assets until we acquired the relevant licenses. In connection with the acquisition of stock of NeoWorld Communications, we recorded an additional deferred tax liability of $86 million, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to FCC licenses.
      For intangible assets with finite lives, we recorded aggregate amortization expense of $34 million and $51 million for the years ended December 31, 2004 and 2003, respectively. Based only on the amortized

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets existing at December 31, 2004, we estimate the amortization expense to be $9 million during 2005, $5 million during 2006, $4 million during 2007, $3 million during 2008 and $3 million during 2009. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.
      We performed our annual impairment test of FCC licenses and goodwill as of October 1, 2004 and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We concluded, based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” that the unit of accounting for our 800 MHz and 900 MHz FCC licenses is our nationwide footprint. Using a residual value approach, we measured the fair value of our 800 MHz and 900 MHz FCC licenses by deducting the fair values of our net assets as well as the fair values of certain unrecorded identified intangible assets, other than these FCC licenses, from our reporting unit’s fair value, which was determined using a discounted cash flow analysis that was based on our long-term cash flow projections, discounted at our corporate weighted average cost of capital. Under the new accounting guidance announced by the SEC staff at the September 2004 EITF meeting, we must perform an impairment test to measure the fair value of our 800 and 900 MHz licenses as of January 1, 2005 using the direct value method, see note 1. We will reflect an impairment charge, if any, resulting from the change to a direct value method as a cumulative effect of a change in accounting principle in our first quarter 2005 results.
      We have invested about $350 million in 700 MHz licenses that are currently not used in our network. The FCC, as part of its resolution of the problem of interference with public safety systems operating in the 800 MHz band, as described in note 15, gave us minimal credit for our 700 MHz licenses against our total obligation under the FCC’s process to resolve the interference problem. In the third quarter of 2004, we performed a direct method valuation of our 700 MHz licenses and determined that the 700 MHz licenses were not impaired.
      Adoption of SFAS No. 142. In connection with the adoption of SFAS No. 142 in 2002, we ceased amortizing FCC license costs, as we believe that our portfolio of FCC licenses represents an intangible asset with an indefinite useful life. As a result, in the first quarter of 2002, we incurred a one-time cumulative non-cash charge to the income tax provision of $335 million to increase the valuation allowance related to our net operating losses. This cumulative charge was required because we had significant deferred tax liabilities related to our FCC licenses that have a significantly lower tax basis than book basis. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to deferred tax liabilities related to FCC licenses expected to reverse during our net operating loss carryforward period. Because we ceased amortizing FCC licenses in connection with the adoption of SFAS No. 142, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses that will reverse during the carryforward period. Accordingly, we increased our valuation allowance. We have recorded an incremental non-cash charge of $33 million during 2004, $62 million during 2003, and $51 million during 2002 to the income tax provision related to FCC licenses for which we have a tax basis. As these FCC licenses are no longer amortized for book purposes but are amortized for tax purposes, we are recording additional deferred tax liabilities as amortization occurs for tax purposes. In 2004 we released our net operating loss valuation allowance, which reversed all of the previous incremental charges recorded to the income tax provision related to FCC licenses for which we have a tax basis.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt, Capital Lease and Mandatorily Redeemable Preferred Stock

		Retirements	Borrowings,
	Balance	and	Debt-for-Debt	Balance
	December 31,	Repayments	Exchange and	December 31,
	2003	of Principal	Other	2004

	(dollars in millions)
9.375% senior serial redeemable notes due 2009	$1,599	$(567)	$(1,032)	$—
5.25% convertible senior notes due 2010	607	—	—	607
9.5% senior serial redeemable notes due 2011, including a deferred premium of $36 and $7	895	(171)	(510)	214
6% convertible senior notes due 2011	608	(608)	—	—
6.875% senior serial redeemable notes due 2013, including a deferred premium of $0 and $5 and net of an unamortized discount of $0 and $58	500	—	864	1,364
5.95% senior serial redeemable notes due 2014, including a deferred premium of $0 and $12 and net of an unamortized discount of $0 and $59	—	—	1,046	1,046
7.375% senior serial redeemable notes due 2015, net of unamortized premium of $8 and unamortized discount of $3	2,008	—	126	2,134
Bank credit facility, interest payable quarterly at an adjusted rate calculated based either on the U.S. prime rate or London Interbank Offered Rate, or LIBOR (2.4% to 4.7% — 2004; 2.4% to 6.9% — 2003)	3,804	(1,626)	1,000	3,178
Capital lease obligation	165	(165)	—	—
Other	26	(16)	(4)	6

Total long-term debt	10,212	$(3,153)	$1,490	8,549

Less current portion	(487)			(22)

	$9,725			$8,527

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; convertible into 4,779,386 shares of class A common stock; 245,245 shares issued and outstanding; stated at accreted liquidation preference value at 9.25% compounded quarterly	$99	$—	$9	$108

      9.375% Senior Notes. Cash interest on the 9.375% senior serial redeemable notes due 2009 began to accrue May 15, 2000, at an annual rate of 9.375%. These notes were senior unsecured indebtedness and ranked equal in right of payment with all of our other unsubordinated, unsecured indebtedness. These senior notes were partially exchanged through debt-for-debt exchange transactions in 2004 and were fully retired later in 2004. See “— 2004 Debt-for-Debt Exchanges” and “— 2004 Debt Retirements.”

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      5.25% Convertible Senior Notes. Cash interest on the 5.25% convertible senior notes due 2010 is payable semiannually in arrears on January 15 and July  15, at an annual rate of 5.25%. We may choose to redeem some or all of these notes at a redemption price that currently is 102.333% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are convertible at the option of the holders into our class A common stock at any time prior to redemption, repurchase or maturity at a conversion price of $74.40 per share, subject to adjustment. These notes are senior unsecured indebtedness and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness.
      9.5% Senior Notes. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1, at an annual rate of 9.5%. We may choose to redeem some or all of these notes commencing on February 1, 2006 at an initial redemption price of 104.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. In July 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $500 million of our 9.5% senior serial redeemable notes. As a result of this hedge and in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognized an increase to the carrying value of these notes. During the third quarter 2003, we terminated all three swap agreements in exchange for cash received of about $38 million. As a result of the terminations, we recorded a premium of about $38 million, which is recognized as an adjustment to interest expense in our statement of operations over the remaining life of the hedged debt. Additional information regarding our hedging activities can be found in note 8. These senior notes were partially exchanged through debt-for-debt exchange transactions in 2004. See “— 2004 Debt-for-Debt Exchanges.”
      6% Convertible Senior Notes. Cash interest on these notes began to accrue on June 1, 2001, at an annual rate of 6%. These notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. These senior notes were retired in 2004. See “— 2004 Debt Retirements.”
      6.875% Senior Notes. In October 2003, we completed the sale of $500 million in principal amount of our 6.875% senior serial redeemable notes due 2013, which we refer to as the 6.875% senior notes, in a transaction that generated about $500 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on April 30 and October 31 commencing April 30, 2004, at an annual rate of 6.875%. We may choose to redeem some or all of these notes commencing on October 31, 2008 at an initial redemption price of 103.438% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before October 31, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 106.875% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. Additional 6.875% senior notes were issued through debt-for-debt exchange transactions in 2004. See “— 2004 Debt-for-Debt Exchanges.”
      5.95% Senior Notes. In March 2004, we completed the sale of $500 million in principal amount of our 5.95% senior serial redeemable notes due 2014, which we refer to as the 5.95% senior notes, in a transaction that generated about $494 million in net cash proceeds to us. Cash interest on these notes is payable semiannually in arrears on March 15 and September 15 commencing September 15, 2004, at an annual rate of 5.95%. We may choose to redeem some or all of these notes commencing on March 15, 2009 at an initial redemption price of 102.975% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before March 15, 2007, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 105.95% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. Additional 5.95% senior notes were issued through debt-for-debt exchange transactions in 2004. See “— 2004 Debt-for-Debt Exchanges.”
      7.375% Senior Notes. In July 2003, we completed the sale of $1,000 million in principal amount of our 7.375% senior serial redeemable notes due 2015, which we refer to as the 7.375% senior notes, in a transaction that generated about $983 million in net cash proceeds to us. In September 2003, we completed the sale of an additional $1,000 million in principal amount of our 7.375% senior notes due 2015, which generated about $1,000 million in net cash proceeds to us. The senior notes issued in July 2003 and September 2003 are a single series of notes. Cash interest on these notes is payable semiannually in arrears on February 1 and August 1, at an annual rate of 7.375%. We may choose to redeem some or all of these notes commencing on August 1, 2008 at an initial redemption price of 103.688% of the aggregate principal amount of these notes, plus accrued and unpaid interest. On or before August 1, 2006, we may choose to redeem a portion of the principal amount of the outstanding notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 107.375% of the notes’ principal amount, plus accrued and unpaid interest to the date of redemption, so long as a specified principal amount of notes remains outstanding immediately following the redemption. These notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. Additional 7.375% senior notes were issued through debt-for-debt exchange transactions in 2004. See “— 2004 Debt-for-Debt Exchanges.”
      Zero Coupon Preferred Stock. No dividends are payable with respect to the zero coupon convertible preferred stock due 2013; however, the liquidation preference accretes from the initial liquidation preference of $253.675 per share at issuance date at an annual rate of 9.25% compounded quarterly to a liquidation preference of $1,000 per share at maturity in 2013. The zero coupon preferred stock is convertible at the option of the holders prior to redemption or maturity into our class A common stock at a conversion rate of 19.4882 shares of our class A common stock for each share of zero coupon preferred stock, subject to adjustment upon the occurrence of specified events. Generally, holders of our zero coupon convertible preferred stock are not entitled to vote on any matter required or permitted to be voted on by the holders of our class A common stock. We may choose to redeem some or all of the preferred stock starting December 23, 2005, and the preferred stock may be tendered by the holders for acquisition by us on December 23, 2005 and 2008, in each case at a redemption price equal to the liquidation preference on the redemption date. The zero coupon preferred stock is mandatorily redeemable on December 23, 2013 at the fully accreted liquidation preference of $1,000 per share. We may elect, subject to the satisfaction of specified requirements, to pay any redemption or tender price with our class A common stock.
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
      2004 Debt Retirements. For the year ended December 31, 2004, we purchased and retired a total of $1,346 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $1,421 million in cash. As a result, we recognized an $83 million loss in other income (expense) in the statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps. Additional information regarding out interest rate swaps and the deferred premium can be found in note 8.
      2004 Debt-for-Debt Exchanges. For the year ended December 31, 2004, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $1,032 million in principal amount of the 9.375% senior notes and $481 million in principal amount of our 9.5% senior notes for a total of $1,647 million in principal amount of new senior notes. The new senior notes consist of $918 million in principal amount of 6.875% senior notes issued at a $61 million discount to their principal amount, $592 million in principal amount of 5.95% senior notes issued at a $54 million discount to their principal amount, and $137 million in principal amount of 7.375% senior notes issued at an $11 million discount to their principal amount. These transactions were accounted for as debt modifications. As a result, the $17 million of the deferred premium resulting from the settlement of a fair value hedge associated with the 9.5% senior notes is now associated with the 5.95% and 6.875% senior notes and will be recognized as an adjustment to interest expense over the remaining life of the 5.95% and 6.875% senior notes. Additional information regarding our interest rate swaps and the related deferred premium can be found in note 8.
      2003 and 2002 Debt and Preferred Stock Retirements. For the year ended December 31, 2003, we purchased and retired a total of $4,049 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 30.6 million shares of class A common stock valued at $588 million and $3,626 million in cash. As a result, we recognized a $204 million loss in other income (expense) in the accompanying consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs. During the same period, we also purchased and retired a total of $932 million in aggregate face amount of our outstanding mandatorily redeemable preferred stock in exchange for about $972 million in cash. As a part of these transactions, we recognized a $48 million loss in the accompanying consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired preferred stock and the write-off of unamortized financing costs. In connection with the implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003 the losses associated with our third quarter 2003 preferred stock retirements are included in other income (expense) in the accompanying consolidated statements of operations.
      For the year ended December 31, 2002, we purchased and retired a total of $1,928 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for 97.7 million shares of class A common stock valued at $596 million and about $666 million in cash. As a result, we recognized a $514 million gain in other income (expense) in the statement of operations, representing the excess of the carrying value over the purchase price of the purchased and retired notes and the write-off of unamortized debt financing costs. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the shares of our class A common stock issued in excess of the shares that the holders would have been entitled to had they converted under the original terms of the convertible notes are multiplied by the fair value of the shares on the transaction date and the result is recorded as debt conversion expense of $160 million in other income (expense) in the statement of operations.
      Bank Credit Facility. As of December 31, 2004, our bank credit facility provided for total secured financing capacity of $6,178 million, subject to the satisfaction or waiver of applicable borrowing conditions. This facility consisted of a $4,000 million revolving loan commitment, of which $1,000 million has been borrowed, and a term loan outstanding of $2,178 million, all of which has been borrowed.
      In 2004, we amended our bank credit facility to create a new $4,000 million revolving credit facility that replaced our then-existing revolving credit facility and one of our then-existing term loans. In connection with the amendment, we borrowed $1,000 million of this new facility and used $476 million of cash on hand to

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repay the entire outstanding balance of one of our then-existing term loans in the amount of $1,360 million and our then-outstanding revolving loan in the amount of $116 million. This transaction was accounted for as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Thus, we recognized a $34 million loss in other income (expense) in the accompanying consolidated statements of operations, representing the write-off of unamortized debt financing costs associated with the old credit facility. The new revolving credit facility can be used to secure letters of credit for the full amount available under the facility.
      In 2005, we entered into a secured term loan agreement of $2,200 million, the proceeds of which were used to refinance our outstanding term loan of $2,178 million. Under the terms of the new loan, the initial interest rate will be the London Interbank Offered Rate, or LIBOR plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the then-existing term loan. The interest rate automatically will adjust to the applicable rate of our existing $4,000 million revolving credit facility, currently LIBOR plus 100 basis points, on December 31, 2005 or earlier, if the merger agreement between Nextel and Sprint is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which will remain unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default.
      Our credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined under the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio tests, which could have a material adverse effect on our financial condition. As of December 31, 2004, we were in compliance with all financial ratio tests under our credit facility. We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. Our credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in debt ratings and the repayment of our remaining outstanding term loan. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.
      Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2004, we have satisfied the conditions under this facility and the applicable provisions of our senior note indentures did not restrict our ability to borrow the remaining amount available under the revolving credit commitment. In February 2005, we accepted the terms of the Report and Order, which requires us to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum.
      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. Although these covenants are similar to those contained in our previous credit facility, they have been revised under the amended credit facility to provide us with greater operating flexibility. In addition, in February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude the proposed merger with Sprint.
      Capital Lease Obligation. In February 2004, we exercised the early buy-out option for our capital lease in which we paid $191 million in cash, $156 million of which related to the reduction of the capital lease

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligation, and recorded the $35 million difference as an adjustment to the book basis of the switch assets that were being leased.
      In March 2003, we exercised the early buy-out option on another capital lease in which we paid $69 million in cash, $54 million of which related to the reduction of the capital lease obligation, and recorded the $15 million difference as an adjustment to the book basis of the switch assets that were being leased.
Future Maturities of Long-Term Debt
      For the years subsequent to December 31, 2004, scheduled annual maturities of long-term debt, including our bank credit facility and finance obligation outstanding, as of December 31, 2004 are as follows:

December 31,
2004

(in millions)
2005	$22
2006	22
2007	22
2008	22
2009	1,028
Thereafter	7,529

8,645
Add deferred premium	24
Less unamortized discount	(120)

$8,549

      We may, from time to time as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.

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

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Marketable equity securities, NII Holdings (including current portion of $293)	$586	$586	$307	$307
Marketable debt securities, NII Holdings	—	—	67	67
Long-term debt, including current portion	8,549	9,084	10,047	10,565
Mandatorily redeemable preferred stock	108	150	99	146

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Cash Equivalents, Short-Term Investments, Accounts and Notes Receivable, Accounts Payable, Accrued Expenses and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.
      Marketable Debt and Equity Securities. We estimate the fair value of these securities based on quoted market prices. At December 31, 2004 and 2003, marketable debt and equity securities included within prepaid expenses and other current assets and investments consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(in millions)
2004
Available-for-sale equity securities	$33	$553	$—	$586
2003
Available-for-sale equity securities	$33	$274	$—	$307
Available-for-sale debt securities	47	20	—	67
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
      Letters of Credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $8 million at December 31, 2004 and $24 million at December 31, 2003. Pursuant to the terms of the Report and Order described in note 15 below, we are required to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum in connection with the band reconfiguration process. We obtained the letter of credit using borrowing capacity under our existing revolving credit facility. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In 2001, we entered into three interest rate swap agreements to hedge the risk of changes in fair value of a portion of our long-term fixed rate debt, which were attributable to changes in the LIBOR, as the benchmark interest rate. These fair value hedges qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt. Accordingly, there was no net effect on our results of operations for the year ended December 31, 2003 relating to the ineffectiveness of these fair value hedges. During 2003, we terminated all three swap agreements. As a result of the terminations, we recorded a deferred premium of $38 million, which we recognize as an adjustment to interest expense over the remaining life of the hedged debt. As described in note 6, a portion of this deferred premium associated with our purchase and retirement of a portion of the hedged debt was recognized as an offset to the loss on early retirement of the related senior notes. Additionally, a portion of this deferred premium has been transferred from one series of senior notes to two other series of senior notes as a result of debt-for-debt exchanges entered into during 2004. As a result, the portion of the deferred premium that was transferred to the different series of notes will now be recognized as an adjustment to the interest expense over the remaining life of those series.
      Additionally, from time to time, we use interest rate swaps to hedge the variability of future cash flows, which are caused by changes in LIBOR, as the benchmark interest rate, associated with some of our long-term variable rate debt. In February 2003, we terminated a variable-to-variable interest rate swap in the notional amount of $400 million in accordance with its original terms. There was no realized gain or loss associated with this termination. Since this swap did not qualify for cash flow hedge accounting, we recognized changes in its fair value up to the termination date in our statement of operations in the period of the change. Interest expense includes a gain of $2 million in 2003 and a gain of $10 million in 2002, representing changes in the fair value of this swap. During 2003, we terminated our remaining cash flow hedge, which was recorded at its fair value, and paid $91 million in cash to satisfy our obligations under it. As a result of the termination, unrealized losses of about $10 million, representing the effective portion of the change in fair value reported in accumulated other comprehensive loss, were recognized in our statement of operations. The ineffective portion of the change in fair value of our swap qualifying for cash flow hedge accounting was recognized as interest expense in our statement of operations up to the termination date in the period of the change. Interest expense includes a loss of $8 million for the year ended December 31, 2003, related to the ineffective portion of the change in the fair value, offset by a gain of $3 million relating to the termination of the swap. Interest expense includes a loss of $22 million for the year ended December 31, 2002 related to the ineffective portion of the change in the fair value of this swap.
      Interest expense related to the periodic net cash settlements on all swaps was $12 million in 2003 and $26 million in 2002. As of December 31, 2004, we did not have any significant derivative instruments.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The components of the income tax benefit (provision) were as follows:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Current
State	$(107)	$(51)	$(5)
Deferred
Federal	452	(51)	(325)
State	10	(11)	(61)

	462	(62)	(386)

Income tax benefit (provision)	$355	$(113)	$(391)

      Our income tax benefit (provision) reconciles to the amount computed by applying the U.S. statutory rate to loss before extraordinary item as follows:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Income tax provision at statutory rate	$(926)	$(568)	$(613)
State tax provision, net	(123)	(59)	(83)
Tax contingencies	(142)	—	—
Gain on deconsolidation of NII Holdings	—	—	482
Gain on retirement of debt	—	—	(109)
Decrease in valuation allowance	1,546	531	34
Equity in losses of unconsolidated affiliates	—	(16)	(86)
Other	—	(1)	(16)

	$355	$(113)	$(391)

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As further discussed below, during 2004 we released substantially all our net operating loss valuation allowance and a portion of our capital loss carryforward valuation allowance which had the effect of changing the balance sheet presentation of our deferred tax assets and liabilities beginning in 2004.

	December 31, 2004

	Current	Long-term

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$925	$1,452
Capital loss carryforward	—	713
Accruals and other liabilities	70	64
Federal AMT	—	30
Research credit	—	3
Investments	—	85

	995	2,347
Valuation allowance	(1)	(657)

	994	1,690

Deferred tax liabilities
Property, plant and equipment	—	1,596
Intangibles	—	1,735
Investments	112	112
Other	—	28

	112	3,471

Current deferred tax asset	$882

Long-term deferred tax liability		$1,781

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities as of December 31, 2003 consisted of the following:

December 31,
2003

(in millions)
Deferred tax assets
Net operating loss carryforwards	$2,805
Capital loss carryforward	723
Accruals and other liabilities	176
Federal AMT	14
Research credit	3
Investments	64

3,785
Valuation allowance	(2,544)

1,241

Deferred tax liabilities
Property, plant and equipment	1,320
Intangibles	1,665
Investments	129

3,114

Net deferred tax liability	$1,873

      At December 31, 2004, we had $6,376 million of consolidated net operating loss carryforwards for federal income tax that expire in varying amounts through 2023. The net operating loss carryforwards include additional deductions for depreciation and amortization that were reported on our most recently filed tax returns. At the end of 2003, we believed that our cumulative losses, when evaluated in connection with other qualitative factors and uncertainties concerning our business and industry, provided substantial negative evidence regarding the likelihood of our eventual realization of the tax benefit of our net operating and capital loss carryforwards, which outweighed the positive evidence available. Therefore, we maintained a valuation allowance of $2,544 million as of December 31, 2003 including reserves primarily for the tax benefit of net operating loss carryforwards, as well as for capital loss carryforwards and transactions associated with the tax benefit of stock option deductions.
      Based on our cumulative operating results through June 30, 2004, and an assessment of our expected future operations, we concluded that it was more likely than not that we would be able to realize the tax benefits of our federal net operating loss carryforwards. Therefore in 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. We have established a $142 million liability for probable tax exposures relating to the potential non-deductibility of certain federal and state income tax benefits.
      During 2004, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration. Accordingly, we decreased the valuation allowance primarily attributable to capital loss carryforwards by $212 million as a credit to tax expense during 2004. Significant changes in our assessment of the future realization of our capital loss carryforwards would require us to reconsider the need for a valuation allowance associated with the capital loss deferred tax asset.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

10.	Commitments and Contingencies
      Operating Lease Commitments. We lease various equipment, office facilities, retail outlets and kiosks, switching facilities, and transmitter and receiver sites under operating leases. The non-cancelable portion of these leases ranges from monthly up to 10 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus one renewal period, as the exercise of the related renewal option is reasonably assured (see note 1). Our cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with 5 renewal options for 5 years each.
      For years subsequent to December 31, 2004, minimum lease payments for all operating lease obligations that have lease terms exceeding one year, net of rental income, are as follows (in millions):

2005	$515
2006	532
2007	497
2008	442
2009	373
Thereafter	726

$3,085

      Total rental expense, net of rental income, was $548 million during 2004, $500 million during 2003 and $390 million during 2002.
      Other Commitments. We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under some of the more significant agreements are $864 million in 2005, $707 million in 2006, $504 million in 2007, $288 million in 2008, $263 million in 2009 and $507 million thereafter. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. In addition, significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not included in the figures above due to the uncertainty surrounding the timing and extent of these payments; however, the figures above do include the minimum contractual amounts. See note 13 with respect to amounts paid to Motorola in 2004, 2003 and 2002.
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

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. On March 5, 2003, the court granted the defendants’ motions to dismiss. The plaintiffs have appealed this decision.
      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a settlement with the plaintiff, who purports to represent a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement was found to be fair and was approved by the court, which approval recently was affirmed by the appellate court, and a motion for rehearing was filed by one of the objectors. Assuming no further appeal is sought, the settlement renders moot a majority of these lawsuits and would not have a material effect on our business or results of operations.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.
      On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint. The merger agreement contains certain termination rights for each of us and Sprint and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.

11.	Capital Stock and Stock Rights
      Under our certificate of incorporation, we have the authority to issue 2,180,000,000 shares of capital stock as follows:

•	2,060,000,000 shares of class A voting common stock, par value $0.001 per share;

•	100,000,000 shares of class B nonvoting common stock, par value $0.001 per share; and

•	20,000,000 shares of preferred stock, par value $0.01 per share, 800,000 shares of which have been designated as zero coupon convertible preferred stock due 2013 described in note 6.
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
      Class B Common Stock. Motorola is currently the only holder of our outstanding class B nonvoting common stock. During 2004, we purchased 6 million shares of our class B common stock from Motorola. We

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounted for this transaction under the cost method and currently hold these shares in treasury. A holder of our class B common stock has no right to vote on any matters submitted for action by the stockholders. However, a holder of the class B common stock does have the right to vote as a separate class, with each share having one vote, on:

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

Common Stock Reserved for Issuance
      As of December 31, 2004, we had reserved class A common stock for future issuance as detailed below (in millions).

5.25% convertible debt conversion rights	8.1
Zero coupon preferred stock conversion rights	4.8
Class B common stock conversion rights	29.7
Incentive equity and employee stock purchase plan and other options outstanding	114.3
Acquisitions and other	39.5

196.4

      An additional $1,000 million in aggregate dollar amount of shares of our class A common stock is available for issuance and sale under our Direct Stock Purchase Plan.

12.	Stock and Employee Benefit Plans
      Incentive Equity Plan. Our incentive equity plan provides for the issuance to our directors, officers, employees and consultants of up to 180.0 million shares of class A common stock upon the exercise or issuance of a variety of forms of equity rights, including grants of options to purchase stock and deferred shares. Typically, we grant nonqualified stock options to purchase stock under our equity incentive plan, and such options that currently are outstanding generally:

•	have been granted at prices equal to or exceeding the market value of the stock on the grant date;

•	vest over periods up to four years; and

•	expire ten years subsequent to award.
      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel, then that holder’s unvested options will immediately vest or otherwise become

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payable, subject to some limits. Stock options are nontransferable, except to family members or by will, as provided for in the incentive equity plan, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.
      A summary of the Incentive Equity Plan stock option activity for employees and directors is as follows (shares in millions):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2001	78.8	$27.14
Granted	28.6	5.37
Exercised	(4.8)	7.12
Canceled	(14.4)	25.40

Outstanding, December 31, 2002	88.2	21.45
Granted	20.9	16.87
Exercised	(16.9)	11.23
Canceled	(6.1)	30.02

Outstanding, December 31, 2003	86.1	21.70
Granted	24.4	26.02
Exercised	(17.5)	13.07
Canceled	(3.7)	24.94

Outstanding, December 31, 2004	89.3	24.45

Exercisable, December 31, 2002	46.2	23.51

Exercisable, December 31, 2003	46.0	25.73

Exercisable, December 31, 2004	48.9	28.46

      The following is a summary of the status of employees’ stock options outstanding and exercisable at December 31, 2004 (shares in millions):

	Options Outstanding			Options Exercisable

Exercise		Weighted Average	Weighted Average		Weighted Average
Price Range	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$ 2.91 - $ 6.99	13.0	7.24 years	$5.24	6.3	$5.24
7.01 - 12.98	11.0	6.98 years	10.99	5.8	10.29
13.08 - 18.97	11.5	5.68 years	15.23	8.9	15.18
19.00 - 22.97	12.0	6.88 years	21.46	9.1	21.97
23.00 - 26.66	13.0	9.16 years	23.85	2.7	24.18
27.33 - 30.94	14.9	9.28 years	27.72	2.2	27.53
31.25 - 49.16	0.9	5.30 years	39.74	0.9	39.75
50.00 - 79.59	13.0	5.15 years	61.78	13.0	61.78

	89.3			48.9

      The Incentive Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control of our company. We granted deferred shares during the following years with the weighted average

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair values per share at grant date as indicated: 2004 — 1.2 million shares at $24.40, 2003 — 1.1 million shares at $17.37; and 2002 — 0.2 million shares at $6.59.
      Associate Stock Purchase Plan. Under our associate stock purchase plan, eligible employees may subscribe to purchase shares of class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value on the last trading day preceding the first or last day of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 20.0 million shares are authorized for purchase under the plan. The Employee Stock Purchase Plan will terminate on the tenth anniversary of its adoption. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2004 — 0.7 million shares at $19.62, 2003 — 1.3 million shares at $11.06 and 2002 — 3.9 million shares at $3.79.
      Fair Value Disclosures. The fair value of each option, deferred share and employee stock purchase plan grant is estimated on the measurement date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2004	2003	2002

Expected stock price volatility	78% - 82%	82% - 84%	69% - 83%
Risk-free interest rates	2.8% - 4.2%	2.2% - 3.6%	2.5% - 5.1%
Expected life of option and deferred share grants in years	3 - 5	3 - 5	3 - 5
Expected life of stock purchase plan grants in years	0.25	0.25	0.25
Expected dividend yield	—	—	—
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility, which we estimate based on five years of our historical stock price in accordance with the provisions of SFAS No. 123. Because our stock options issued under our incentive equity plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of those stock options. See note 1 for the effect on our income (loss) available to common stockholders and earnings (loss) per common share had we recorded compensation costs determined based on the fair value of the awards granted using the foregoing valuation methodology. The weighted average estimated fair value of our stock options granted during 2004 was $17.25, during 2003 was $11.35 and during 2002 was $3.40.
      Employee Benefit Plans. We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. Participants may contribute up to 80% of their base salary compensation. We provide a matching contribution of 100% of the first 4% of salary contribution by employees that, prior to 2005, vested over four years. Effective January 1, 2005, the matching contribution will vest immediately, including any unvested portion of matching contributions made prior to 2005. Our contributions were $25 million during 2004, $22 million during 2003 and $18 million during 2002.
      Under our Cash Compensation Deferral Plan, we provide specified eligible employees and directors the opportunity to defer cash compensation in excess of amounts permitted under our 401(k) defined contribution plan. Eligible employees may defer up to 90% of base salary and 100% of annual bonus. We may, but are not obligated to, make discretionary contributions, but have made no such contributions to date. Distribution payments are made at retirement, death, disability, termination of employment or a specific future year designated by the employee at the time of deferral. The Cash Compensation Deferral Plan is unfunded and all benefits will be paid from our general assets. Other liabilities includes $9 million as of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and $6 million as of December 31, 2003, representing deferrals made by participating employees and investment earnings based on hypothetical investment elections.
      Long-Term Incentive Plan. In 2003, we adopted a long-term incentive plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2004. This plan offers management the opportunity to receive a cash-based payment, or a combination of cash and stock-based payments at the discretion of the compensation committee of the board of directors. We recorded compensation expense related to the long-term incentive plan of $15 million in 2004. In 2002, we had a similar long-term incentive plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2002. We recorded compensation expense related to this long-term incentive plan of $26 million in 2003 and $22 million in 2002.

13.	Related Party Transactions
      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have a similar impact in the future. Of these, we believe that our material relationships are with Motorola, Nextel Partners, NII Holdings and Craig O. McCaw, all of which are or have been related parties of ours. See note 3 for discussions of our transactions with NII Holdings and Nextel Partners.
      Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola is the sole supplier of the iDEN infrastructure equipment and substantially all of the handsets used throughout our network. We work closely with Motorola to improve existing products and develop new technologies and enhancements to existing technologies for use in our network. We also rely on Motorola for network maintenance and enhancement.
      In July 1995, we acquired all of Motorola’s 800 MHz SMR FCC licenses in the continental United States in exchange for shares of our class A common stock and nonvoting class B common stock. As described in note 1, in September 2004, we purchased 6 million shares of our nonvoting class B common stock from Motorola for $141 million in cash which was based on the then-current market value of the shares. As of February 28, 2005, Motorola owned 47.5 million shares of our class A common stock and 29.7 million shares of our nonvoting class B common stock, all of which can be converted into shares of class A common stock in specified circumstances at Motorola’s election, representing about 7% of our outstanding class A common stock, assuming that conversion. As a result of the reduction in Motorola’s ownership of our common stock, Motorola is no longer entitled to nominate any persons for election as members of our board of directors. In September 2004, we also purchased about 5.6 million shares of Nextel Partners class A common stock from Motorola for an aggregate cash purchase price of $77 million, which was based on the then-current market value of the shares.
      On December 14, 2004, in contemplation of our merger agreement with Sprint, and to help facilitate a tax-free spin off of Sprint’s local wireline business following the merger, we entered into an agreement with Motorola under which Motorola agreed, subject to the terms and conditions of the agreement, not to enter into a transaction that constitutes a disposition of its class B common stock of Nextel or shares of non-voting common stock issued to Motorola in connection with the transactions contemplated by the merger agreement. In consideration of Motorola’s compliance with the terms of this agreement, upon the occurrence of certain events, we have agreed to pay Motorola a consent fee of $50 million, which Motorola must return to us upon the occurrence of certain events, including, specifically, if the merger with Sprint is not completed.
      Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of network equipment manufactured by Motorola. Motorola and we have also agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training. We entered into a new funding model for the purchase of handset models that we introduced in late 2003 and for other new models to be introduced throughout 2004

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2005. Under this model, we prepay a certain quantity of handsets in exchange for discounts on all future handset purchases. We are also reimbursed by Motorola for co-op advertising and various marketing and promotional agreements.
      Net payables to Motorola were $169 million at December 31, 2004 and $230 million at December 31, 2003. Net amounts paid to Motorola by us during the years ended December 31, 2004, 2003 and 2002 consisted of the following:

Total
Payments

(in millions)
2004
Handsets and accessory inventory	$2,356
Network equipment and software	814
Warranty, maintenance, training and other	93

$3,263

2003
Handsets and accessory inventory	$1,461
Network equipment and software	528
Warranty, maintenance, training and other	166

$2,155

2002
Handsets and accessory inventory	$1,444
Network equipment and software	776
Warranty, maintenance, training and other	94

$2,314

      All payments due to and due from Motorola are settled in accordance with customary commercial terms for comparable transactions.
      McCaw Affiliates. In December 2003, Mr. McCaw resigned from our board, on which he had served since 1995. In 1995, Mr. McCaw acquired significant equity interests in Nextel, and we agreed to certain arrangements related to our corporate governance, including terms relating to the election of directors selected by Digital Radio, L.L.C., an affiliate of Mr. McCaw, and the approval of specified transactions and corporate actions and the formulation of specified aspects of our business strategy. In connection with these equity investments, we also reached an agreement with Mr. McCaw and Digital Radio on a number of matters relating to the ownership, acquisition and disposition of our securities and limitations on Mr. McCaw and Digital Radio’s participation in two-way terrestrial-based mobile wireless systems in North America and South America. Concurrently with the execution of the securities purchase agreement with Digital Radio and Mr. McCaw, we entered into a management support agreement with Eagle River, Inc., a controlled affiliate of Digital Radio, pursuant to which Eagle River would provide management and consulting services to us, our board of directors and the operations committee of the board from time to time as requested. In consideration of the services to be provided to us under the management support agreement, we entered into an incentive option agreement granting to Eagle River the option to purchase an aggregate of 2.0 million

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of our class A common stock at an exercise price of $6.13 per share. In November 2004, Eagle River exercised its option to purchase 1.2 million shares and has an option to purchase an additional 0.8 million shares. The remaining option is fully exercisable and expires in April 2005.
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
      Other Related Party Transactions. One of our directors is chairman of the board and chief executive officer of CommScope, Inc. We paid CommScope $6 million during 2004, $4 million during 2003 and $1 million during 2002 for coaxial cables and related equipment for our transmitter and receiver sites. We had amounts payable to CommScope outstanding of $1 million at December 31, 2004 and less than $1 million at December 31, 2003. One of our executive officers was a member of the board of directors of RadioFrame Networks, Inc. through December 31, 2003. We paid RadioFrame $9 million during 2003 and $6 million during 2002 for network equipment and software. We had amounts payable to RadioFrame outstanding of about $1 million as of December 31, 2003. All payments due to and due from other related parties are settled in accordance with customary commercial terms for comparable transactions.

14.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(1)	(1)	(1)
	(in millions, except per share amounts)
2004
Operating revenues	$3,103	$3,289	$3,398	$3,578
Operating income	764	807	855	857
Income tax benefit (provision)	(33)	717	(98)	(231)
Net income	595	1,342	590	473
Income available to common stockholders	593	1,340	588	470
Earnings per common share(2)
Basic	$0.54	$1.21	$0.53	$0.42

Diluted	$0.52	$1.16	$0.52	$0.42

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth

	(1)	(1)	(1)	(as restated)(1)
	(in millions, except per share amounts)
2003
Operating revenues	$2,371	$2,556	$2,887	$3,006
Operating income	488	578	695	743
Income tax provision	(22)	(27)	(21)	(43)
Net income	235	294	340	642
Income available to common stockholders	203	266	338	639
Earnings per common share(2)
Basic	$0.20	$0.26	$0.32	$0.58

Diluted	$0.19	$0.25	$0.31	$0.56

      As described in note 9, we released certain income tax valuation allowances and recorded a tax benefit of $901 million in the second quarter and $175 million in the third quarter of 2004 associated with these releases.
      As described in note 3, in November 2003, we sold 3.0 million shares of NII Holdings common stock, which generated $209 million in net proceeds and a gain of $184 million.

(1)	The fourth quarter 2003 results presented above have been restated for the effects of correcting the errors described in note 1 to the consolidated financial statements. Management believes the effects of these restatements on the quarterly amounts presented are not material. The results for the first three quarters of 2003 and 2004 will be restated in our respective 2004 10-Q/A’s filed separately.

(2)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

15.	Subsequent Events
      Report and Order. As part of an ongoing FCC proceeding to eliminate interference with public safety operators in the 800 MHz band, in August 2004, the FCC released the Report and Order, as supplemented by an errata and by a Supplemental Order released on December 22, 2004, which together we refer to as the Report and Order, which provides for the exchange of a portion of our FCC licenses of spectrum, which the FCC is effecting through modifications to these licenses. Related rules would be implemented in order to realign spectrum in the 800 MHz band to resolve the problem of interference with public safety systems operating in that band. The Report and Order calls for a band reconfiguration plan similar to the joint proposals submitted by the leading public safety associations and us during the course of the proceeding. In February 2005, we accepted the Report and Order and the related rights, obligations and responsibilities, which obligate us to surrender all of our holdings in the 700 MHz spectrum band and certain portions of our holdings in the 800 MHz spectrum band, and to fund the cost to public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band through a 36-month phased transition process. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 gigahertz, or GHz, band, but we are required to relocate and reimburse the incumbent licensees in the 1.9 GHz band for their costs of relocation to another band designated by the FCC.
      The Report and Order requires us to make a payment to the United States Department of the Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we will incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that,

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for purposes of calculating that payment amount, the value of this 1.9 GHz spectrum is about $4,860 million and the aggregate value of this 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2,059 million, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures by us of about $2,801 million by us under the Report and Order. We may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury. In addition, under the Report and Order, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2,801 million.
      Pursuant to the terms of the Report and Order, to ensure that the band reconfiguration process will be completed, we are required to establish a letter of credit in the amount of $2,500 million to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We obtained the letter of credit using borrowing capacity under our existing revolving credit facility. See “— K. Regulation — 2. 800 MHz band spectrum reconfiguration.”
      Term loan refinancing. In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. Under the terms of the new term loan, the initial interest rate will be LIBOR plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the existing term loan. The interest rate automatically will adjust to the applicable rate of our existing $4,000 million revolving credit facility, currently LIBOR plus 100 basis points, on December 31, 2005 or earlier, if the merger agreement between Nextel and Sprint is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which will remain unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default.

NEXTEL COMMUNICATIONS, INC.
(Parent Only)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
As of December 31, 2004 and 2003

	2004	2003

		(as restated)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$857	$457
Short-term investments	335	1,135
Other current assets	25	21

Total current assets	1,217	1,613
Due from subsidiaries (notes 2 and 5)	2,741	2,216
Investments in subsidiaries (note 2)	10,472	8,454
Property, plant and equipment, net	26	24
Deferred tax assets	805	128
Other assets	44	66

	$15,305	$12,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$394	$430
Long-term debt (note 3)	5,366	6,217
Other liabilities	29	17
Mandatorily redeemable preferred stock	108	99
Stockholders’ equity	9,408	5,738

	$15,305	$12,501

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.
(Parent Only)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

		(as restated)	(as restated)
	(in millions)
Operating expenses
Selling, general and administrative	$136	$140	$124
Restructuring and impairment charges	—	—	35
Depreciation and amortization	3	10	41

	139	150	200

Other income (expense)
Interest expense	(462)	(634)	(753)
Interest income	19	16	44
Intercompany income (note 4)	675	758	753
(Loss) gain on retirement of debt, net of debt conversion costs of $0, $0 and $160 (note 3)	(83)	(245)	354
Intercompany management fee (note 5)	109	140	124
Equity in net income (losses) of subsidiaries	2,392	1,626	(710)

	2,650	1,661	(188)

Income (loss) before income tax benefit	2,511	1,511	(388)
Income tax benefit	489	—	—

Net income (loss)	3,000	1,511	(388)
(Loss) gain on retirement of mandatorily redeemable preferred stock	—	(7)	485
Mandatorily redeemable preferred stock dividends and accretion	(9)	(58)	(211)

Income (loss) available to common stockholders	$2,991	$1,446	$(114)

Comprehensive income (loss), net of income tax
Net income (loss)	$3,000	$1,511	$(388)
Net unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	158	172	(37)
Reclassification adjustment for loss included in net loss	—	—	(8)
Foreign currency translation adjustment	2	(4)	228
Cash flow hedge:
Reclassification of transition adjustment included in net income (loss)	—	4	8
Unrealized gain (loss) on cash flow hedge	—	23	(6)

Comprehensive income (loss)	$3,160	$1,706	$(203)

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.
(Parent Only)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statement of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

		(as restated)	(as restated)
	(in millions)
Cash flows from operating activities
Net income (loss)	$3,000	$1,511	$(388)
Adjustment to reconcile net income (loss) to net cash used in operating activities	(3,438)	(1,940)	309

Net cash used in operating activities	(438)	(429)	(79)

Cash flows from investing activities
Purchases of short-term investments	(1,905)	(2,738)	(3,068)
Proceeds from maturities and sales of short-term investments	2,703	2,454	3,486
Other investments and advances from (to) affiliates	681	(784)	(780)
Cash dividend from subsidiary	196	2,604	—
Capital expenditures and other	(5)	(4)	—

Net cash provided by (used in) investing activities	1,670	1,532	(362)

Cash flows from financing activities
Issuance of debt securities	494	2,483	—
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	(1,421)	(4,598)	(843)
Proceeds from exercise of stock options, warrants and other	236	689	35
Debt financing costs and other	(141)	(57)	(19)

Net cash used in financing activities	(832)	(1,483)	(827)

Net increase (decrease) in cash and cash equivalents	400	(380)	(1,268)
Cash and cash equivalents, beginning of period	457	837	2,105

Cash and cash equivalents, end of period	$857	$457	$837

The accompanying notes are an integral part of the condensed financial statements.

NEXTEL COMMUNICATIONS, INC.
(Parent only)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Notes to Condensed Financial Statements
      1. For accounting policies and other information, see the notes to the consolidated financial statements of Nextel Communications Inc. (parent) and subsidiaries, the company, included elsewhere herein. The parent accounts for its wholly owned subsidiaries under the equity method of accounting.
      2. In 1997 the parent entered into a tax sharing agreement with each of its wholly owned subsidiaries, pursuant to which the parties have agreed to share the Federal, state and local income tax liabilities incurred by the parties to the agreement under the parent’s consolidated returns. The parent has recorded an amount due from its subsidiaries associated with this tax sharing arrangement in the amount of $2,772 million in 2004 and $2,160 million in 2003.
      3. For the year ended December 31, 2004, the parent purchased and retired a total of $1,346 million in aggregate principal amount at maturity of our outstanding senior notes and convertible senior notes in exchange for $1,421 million in cash. Additionally, for the year ended December 31, 2004, the parent entered into several non-cash debt-for-debt exchange transactions with holders of its securities. As a result, the parent exchanged $1,032 million in principal amount of the 9.375% senior notes and $481 million in principal amount of our 9.5% senior notes for a total of $1,647 million in principal amount of new senior notes. The new senior notes consist of $918 million in principal amount of 6.875% senior notes issued at a $61 million discount to their principal amount, $592 million in principal amount of 5.95% senior notes issued at a $54 million discount to their principal amount, and $137 million in principal amount of 7.375% senior notes issued at an $11 million discount to their principal amount. These transactions were accounted for as debt modifications. As a result, the $17 million of the deferred premium resulting from the settlement of a fair value hedge associated with the 9.5% senior notes is now associated with the 5.95% and 6.875% senior notes and will be recognized as an adjustment to interest expense over the remaining life of the 5.95% and 6.875% senior notes. Additional information regarding the parent’s interest rate swaps and the related deferred premium can be found in note 8 to the consolidated financial statements.
      For the year ended December 31, 2003, the parent purchased and retired a total of $4,049 million in aggregate principal amount at maturity of its outstanding senior notes and convertible senior notes and $932 million in aggregate face amount of its outstanding mandatorily redeemable preferred stock in exchange for 30.6 million shares of class A common stock valued at $588 million and $4,598 million in cash. In addition, the parent issued a total of $2,500 million in principal amount of new senior notes, consisting of $500 million of 6.875% senior serial redeemable notes due 2013 and $2,000 million of 7.375% senior serial redeemable notes due 2015.
      See note 6 to the consolidated financial statements for additional information on the terms of the senior notes and the redeemable preferred stock, both of which are indebtedness of the parent.
      4. The parent allocated interest expense to its subsidiaries in the amount of $462 million in 2004, $634 million in 2003, and $753 million in 2002.
      5. The parent has an agreement with each of its wholly owned subsidiaries whereby the parent provides administrative services for each of its subsidiaries and charges the subsidiaries a fee based on the actual costs incurred in performing these administrative services.
      6. In certain limited circumstances, the parent’s operating subsidiaries have entered into executory agreements with third parties that require a parent company guarantee. These guarantees relate to certain equipment and facility leases and vendor/promotional arrangements and range in duration from two to ten years. In addition, the parent and substantially all of its operating subsidiaries are guarantors of the borrowings of one of its wholly owned subsidiaries under that subsidiary’s bank credit facility, which obligations are secured by liens on substantially all of the parent’s assets. As of December 31, 2004, these guarantees aggregated about $3.6 billion, of which about $3.2 billion related to the subsidiary’s bank credit facility. We believe that the likelihood of the parent having to make any payments under the guarantees is remote since our operating subsidiaries have been, and we believe they will continue to be, able to pay their obligations with cash flows from their operations or cash balances on hand. From time to time, we may enter into other agreements with third parties that require a parent company guarantee.
      7. Like other companies, the parent’s subsidiaries have reviewed their accounting practices with respect to leasing transactions. As more detailed in note 1 to the consolidated financial statements of Nextel Communications Inc. and subsidiaries, the subsidiaries have concluded that there was an error in their practices related to the determination of the lease term under certain of their leases that relate primarily to cell sites and that it was necessary to increase the lease term as defined in SFAS No. 13, “Accounting for Leases.” As these subsidiaries recognize rent expense on operating leases on a straight-line basis and because many of these leases contain escalating rent payments over the term of the lease, the impact of this change in lease term was to reduce the parent’s stockholders’ equity as of December 31, 2003 by approximately $92 million.
      Further, NII Holdings, Inc., in which a wholly owned subsidiary holds an equity interest, has advised the parent that it will restate certain financial results for the year ended December 31, 2003 and for the two months ended December 31, 2002. Because during the period November 2002 through October 2003, a subsidiary owned on average 33% of the common stock of NII Holdings, the parent has restated its consolidated statements of operations and comprehensive income for the years ended December 31, 2003 and 2002 to reflect its percentage share of this adjustment.
      The combined effect of these two items increased the parent’s losses on the line item “Equity in net income (losses) of subsidiaries” by $26 million for each years ended December 31, 2003 and December 31, 2002.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Charged to			Balance
	Beginning	Costs and		Other			at End of
	of Period	Expenses		Accounts		Deductions	Period

	(in millions)
Year Ended December 31, 2004
Allowance for doubtful accounts	$86	$130		$—		$(152)	$64

Reserve for inventory obsolescence	$6	$6		$—		$(1)	$11

Valuation allowance for deferred tax assets	$2,544	$—		$(340	)(1)	$(1,546)	$658

Year Ended December 31, 2003
Allowance for doubtful accounts	$127	$129		$—		$(170)	$86

Reserve for inventory obsolescence	$8	$2		$—		$(4)	$6

Valuation allowance for deferred tax assets	$3,075	$—		$—		$(531)	$2,544

Year Ended December 31, 2002
Allowance for doubtful accounts	$167	$334		$(9)		$(365)	$127

Reserve for inventory obsolescence	$17	$11		$(9)		$(11)	$8

Valuation allowance for deferred tax assets	$3,054	$766	(3)	$(711	)(2)	$(34)	$3,075

(1)	Represents the release of the valuation allowance primarily attributable to the tax benefit of stock option deductions.

(2)	In 2002, NII Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of NII Holdings’ bankruptcy filing, we deconsolidated NII Holdings in 2002 and deducted the December 31, 2001 amounts relating to NII Holdings in the “Charged to Other Accounts” column in 2002. Accordingly, our ending 2002 balances are not directly comparable to our ending 2001 and 2000 balances.

(3)	As a result of NII Holdings’ bankruptcy, we incurred a capital loss for tax purposes of $1,938 million, and accordingly we increased our valuation allowance by $766 million.