Form 10-K/A
period 2004-12-31
NEXTEL COMMUNICATIONS INC
filed 2005-04-29
CIK 824169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
class A common stock, $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Based on the closing sales price on June 30, 2004, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was about $27,378,648,906.
      On February 28, 2005, the number of shares outstanding of the registrant’s class A common stock, $0.001 par value, and class B nonvoting common stock, $0.001 par value, was 1,097,064,630 and 29,660,000, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

EXPLANATORY NOTE
      This Amendment to our annual report on Form 10-K for the year ended December 31, 2004 is being filed to include information required by Part III, Items 10-14 rather than incorporate such information by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Board of Directors

Directors Holding Office until the 2005 Annual Meeting
      Timothy M. Donahue (age 56). Mr. Donahue has served as our Chief Executive Officer since July 1999. Mr. Donahue has served as our President since joining the company in February 1996 and also served as our Chief Operating Officer from February 1996 until July 1999. Mr. Donahue has served as one of our directors since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including regional President for the northeast. Mr. Donahue serves as a director of Nextel Partners, Inc. and Eastman Kodak Company.
      Frank M. Drendel (age 60). Mr. Drendel has served as one of our directors since August 1997. Mr. Drendel has served as Chairman and Chief Executive Officer of CommScope, Inc., a manufacturer of coaxial cable and supplier of high-performance electronics cables, since 1976. Mr. Drendel is also a director of the National Cable Television Association.
      William E. Kennard (age 48). Mr. Kennard has served as one of our directors since May 2001. Mr. Kennard has served as a managing director of The Carlyle Group, a private global investment firm, since May 2001. From 1997 until January 2001, Mr. Kennard served as Chairman of the Federal Communications Commission. From 1993 until 1997, Mr. Kennard served as general counsel of the Federal Communications Commission. Mr. Kennard also serves as a director of The New York Times Company, Dex Holdings, LLC and eAccess, Ltd.

Directors Holding Office until the 2007 Annual Meeting
      Keith J. Bane (age 65). Mr. Bane has served as one of our directors since July 1995. Mr. Bane retired in November 2002 as Executive Vice President and President, global strategy and corporate development of Motorola, Inc., a position that he had held since May 2000. From March 1997 until May 2000, Mr. Bane served as Executive Vice President and President, Americas region of Motorola. From 1973 to August 1997, Mr. Bane held various senior management positions with Motorola.
      V. Janet Hill (age 57). Mrs. Hill has served as one of our directors since November 1999. Since 1981, Mrs. Hill has been Vice President of Alexander & Associates, Inc., a corporate consulting firm in Washington, D.C. Mrs. Hill also serves as a director of Wendy’s International, Inc. and Dean Foods, Inc.

Directors Holding Office until the 2006 Annual Meeting
      William E. Conway, Jr. (age 55). Mr. Conway has served as Chairman of our board of directors since February 2001 and as one of our directors since February 1997. Mr. Conway is a founder, and since 1987 has been a managing director, of The Carlyle Group. From 1984 until 1987, Mr. Conway served as Senior Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Conway was a Vice President of MCI from 1981 to 1984. Before joining MCI, Mr. Conway served in a variety of positions for almost ten years with First National Bank of Chicago in the areas of corporate finance, commercial lending, workout loans and general management. Mr. Conway currently serves as the Chairman of United Defense Industries, Inc.
      Morgan E. O’Brien (age 60). Mr. O’Brien has served as one of our directors since co-founding Nextel in 1987. Since March 1996, Mr. O’Brien has served as our Vice Chairman, although he resigned from his employment with us in November 2003. From 1987 to March 1996, Mr. O’Brien served as Chairman of our board of directors. From 1987 to October 1994, Mr. O’Brien also served as our General Counsel.
      Stephanie M. Shern (age 57). Mrs. Shern has served as one of our directors since March 2003. From 2001 until February 2002, Mrs. Shern served as Senior Vice President of Kurt Salmon Associates, a retail consulting and business advisory firm. From 1969 until July 2001, Mrs. Shern held various positions with Ernst & Young, LLP, including Vice Chair. Mrs. Shern also serves as a director of GameStop Corp. and The Scotts Company.

Audit Committee
      Our audit committee is comprised of Mrs. Shern (Chair), Messrs. Conway and Drendel, and Mrs. Hill. The audit committee primarily reviews our financial reporting and accounting practices and internal control functions. Among other responsibilities, the audit committee:

•	retains our independent registered public accounting firm and approves the terms of the engagement, as well as approves any non-audit relationships with the independent registered public accounting firm;

•	reviews with our management significant accounting matters;

•	reviews the nature of all services performed by our independent registered public accounting firm and their audit examination, as well as such registered public accounting firm’s independence and quality control procedures;

•	reviews the audited annual financial statements and the quarterly financial statements, as well as certain other financial disclosures;

•	reviews our systems of internal accounting controls;

•	reviews and approves, pursuant to applicable Nasdaq rules, proposed transactions between us and related parties (as defined in the rules); and

•	reviews compliance issues.
      The audit committee is authorized to engage or consult from time to time, as appropriate, at our expense, independent legal counsel and other experts and advisors it considers necessary, appropriate or advisable in the discharge of its responsibilities.
      The board of directors has determined that each of Mr. Conway and Mrs. Shern is an “audit committee financial expert” as that term is defined in applicable regulations of the Securities and Exchange Commission, or SEC.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Reports received by us indicate that the following persons failed to file on a timely basis reports of changes in beneficial ownership of our equity securities: V. Janet Hill, with respect to a grant of stock options, and Morgan O’Brien, with respect to three transactions involving gifts of our class A common stock.
      Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to us under Rule 16a-3(e) during 2004, and written representations of our directors and executive officers that no Forms 5 were required to be filed, we believe that, except as specified in the preceding paragraph, all directors, executive officers and beneficial owners of more than 10% of our class A common stock have filed with the SEC on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.
Executive Officers
      The information required by this item regarding our executive officers is incorporated by reference to the information under the caption “Executive Officers of the Registrant” in Part I of our Form 10-K filed on March 15, 2005.

Code of Conduct
      The Nextel Communications, Inc. Code of Corporate Conduct applies to all of our directors, officers and employees. The Code of Corporate Conduct is publicly available on our website at http://www.nextel.com in the “Corporate Governance” section of the “About Nextel” tab. If we make any amendment to our Code of Corporate Conduct, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the Code of Corporate Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

Director Compensation
      Directors are reimbursed for direct expenses relating to their activities as members of the board of directors. In order to attract and retain the most qualified candidates, and to align the interests of these candidates most closely with those of our stockholders, as part of their compensation, our outside directors have been granted interests in our class A common stock, as described below. Our outside directors are directors who are not our employees.
      During 2004, our Chairman of the Board received each quarter, in lieu of all other compensation, options to purchase 62,500 shares of our class A common stock, which options expire ten years after the date of grant and have terms substantially identical to grants made to our employees, except that such options become fully vested on the grant date of the following quarterly outside director stock option grants.
      The other outside directors received the following compensation in 2004:

•	an annual retainer of $50,000, payable generally at the time of the annual meeting, of which $20,000 was paid in cash (subject to the director’s election to defer all or a portion into shares of deferred stock) and $30,000 was paid in shares of deferred stock, valued as of May 27, 2004, which are subject to a one-year vesting period and a one-year holding period thereafter;

•	options to purchase 2,500 shares of our class A common stock granted quarterly, with the same terms as those granted to the Chairman of the Board;

•	options to purchase 1,250 shares of our class A common stock for each committee chaired granted quarterly, with the same terms as those granted to the Chairman of the Board; and

•	a $1,000 payment (subject to the director’s election to defer all or a portion into shares of deferred stock) for each meeting attended that lasts more than three hours.
      In 2004, the outside directors were granted options to purchase shares of our class A common stock, as follows:

	Number of
	Shares Underlying	Exercise
Director/Grant Date	Options Granted	Price

William E. Conway, Jr.
2/27/2004	62,500	$26.49
5/27/2004	62,500	$22.90
8/31/2004	62,500	$23.19
11/30/2004	62,500	$28.46

	Number of
	Shares Underlying	Exercise
Director/Grant Date	Options Granted	Price

Keith J. Bane
2/27/2004	2,500	$26.49
5/27/2004	2,500	$22.90
8/31/2004	2,500	$23.19
11/30/2004	2,500	$28.46
Frank M. Drendel
2/27/2004	3,750	$26.49
5/27/2004	3,750	$22.90
8/31/2004	3,750	$23.19
11/30/2004	3,750	$28.46
V. Janet Hill
2/27/2004	2,500	$26.49
5/27/2004	3,750	$22.90
8/31/2004	3,750	$23.19
11/30/2004	2,500	$28.46
William E. Kennard
2/27/2004	3,750	$26.49
5/27/2004	3,750	$22.90
8/31/2004	3,750	$23.19
11/30/2004	3,750	$28.46
Morgan E. O’Brien
2/27/2004	2,500	$26.49
5/27/2004	2,500	$22.90
8/31/2004	2,500	$23.19
11/30/2004	2,500	$28.46
Stephanie M. Shern
2/27/2004	2,500	$26.49
5/27/2004	3,750	$22.90
8/31/2004	3,750	$23.19
11/30/2004	3,750	$28.46
      In addition, our board of directors has established stock ownership guidelines requiring directors to hold at least $200,000 of our equity, subject to the board’s consideration of individual circumstances. Directors are expected to achieve this ownership level by the later of five years from the date of their first election to the board and November 14, 2007.
      Outside directors are provided, at no cost, two free Nextel phones, one free BlackBerry unit and all related services, as well as all accessories and replacement parts related to these devices. Each outside director also has the option to purchase up to four additional phones per year at rates available to our employees and related services for $10 per month, or other service rate plans available to employees, and also receives, at no cost, accessories and replacement parts related to these phones. The outside directors are reimbursed for any income taxes that they are deemed to incur as a result of these benefits.
      Under our plans, directors who serve on the board pursuant to contractual rights do not receive the options, compensation and benefits that outside directors receive. No director served on the board pursuant to contractual rights during 2004 and no person presently has the right to designate or nominate a director to serve on our board.

Executive Compensation
      The table below summarizes the compensation for the years indicated of our Chief Executive Officer and each of our four other most highly compensated executive officers during 2004 to whom we refer collectively as the “named executive officers.”

Summary Compensation Table

						Long-term Compensation

		Annual Compensation				Awards			Payouts

				Other		Restricted		Securities
				Annual		Stock		Underlying	LTIP		All Other
Name and				Compensation		Awards		Options	Payouts		Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)		($)(2)		(#)	($)		($)(3)

Timothy M. Donahue	2004	1,004,692	1,800,000	—		—		250,000	675,000		8,120
President and Chief	2003	938,461	2,760,000	7,859		17,900,000	(9)	400,000	4,725,000	(17)	8,000
Executive Officer	2002	697,115	1,500,000	24,156		—		2,000,000	675,000		7,070

Thomas N. Kelly, Jr.	2004	634,630	800,000	1,154		1,695,400	(10)	245,000	325,000		8,200
Executive Vice President	2003	588,846	1,204,000	9,745		615,500	(11)	405,000	1,417,500	(17)	8,000
and Chief Operating Officer	2002	464,631	473,813	—		—		245,000	202,500		6,863

Paul N. Saleh	2004	546,503	700,000	50,813	(4)	1,695,400	(12)	220,000	275,000		7,531
Executive Vice President	2003	516,769	1,056,800	69,295	(5)	615,500	(13)	105,000	1,653,750	(17)	—
and Chief Financial Officer	2002	495,994	765,000	177,990	(6)	700,000	(14)	350,000	236,250		—

Barry J. West	2004	376,573	271,461	27,356	(7)	726,600	(15)	140,010	202,500		—
Executive Vice President	2003	361,739	401,856	27,356	(7)	—		105,000	1,417,500	(17)	—
and Chief Technology	2002	342,696	279,300	24,000	(7)	—		235,000	202,500		—
Officer

Leonard J. Kennedy	2004	430,449	387,900	117,728	(8)	484,400	(16)	100,000	168,750		2,048
Senior Vice President	2003	413,415	574,080	—		—		70,000	1,181,250	(17)	8,000
and General Counsel	2002	395,545	399,000	—		—		170,000	168,750		7,458

(1)	“Other Annual Compensation” is comprised of the value of the named executive officers’ use of corporate aviation services, except as otherwise indicated. In 2003, we revised our policy on personal use of Nextel-owned aircraft to provide that the CEO, and certain other employees with the approval of the CEO, may use Nextel-owned aircraft for personal use so long as they reimburse us for the cost of any personal travel. For purposes of determining the amount to be reimbursed, the cost of personal travel is based on the Standard Industrial Fare Level, or SIFL, tables found in the tax regulations. The amounts for personal use of Nextel-owned aircraft included in this table represent the difference between the incremental cost to operate the aircraft for personal use and the cost based on the SIFL tables. The incremental cost is based on an annual average per-flight-hour cost to operate the aircraft, which is determined by dividing the direct costs to operate the aircraft by the total number of flight hours for the year in question. Direct costs include fuel costs, on-board catering, landing/ramp fees, hotel, meals, transportation and tips for crew, equipment and aircraft maintenance and an engine reserve, but do not include such indirect costs as depreciation, hangar costs, insurance, property taxes, salary and benefits and utilities. In 2002, the costs associated with personal use of Nextel-owned aircraft were based on the SIFL rates.

Additionally, in 2004, Messrs. Donahue and Kelly were provided with security upgrades, and annual service and monitoring for the security systems included in such upgrades, for their residences. The costs of these upgrades and the service and monitoring for the security systems were incurred as a result of business-related concerns and were not maintained as perquisites or otherwise for the personal benefit of Messrs. Donahue and Kelly. As a result, we did not include such costs in the column captioned “Other Annual Compensation,” but note the following costs to us of providing these upgrades and monitoring services:

	Security
	Upgrade	Annual Service and
	Installation Cost	Monitoring Cost

Timothy M. Donahue	$65,544	$2,719
Thomas N. Kelly, Jr.	$43,509	$3,431

(2)	Values of the stock awards are determined by multiplying the number of shares granted times the closing price of our class A common stock on the date of the award.

(3)	“All Other Compensation” in 2004 is comprised of our contributions to our 401(k) plan on behalf of the named executive officers, except as otherwise indicated.

(4)	Represents loan forgiveness and imputed interest.

(5)	Represents $68,757 relating to loan forgiveness and imputed interest and $538 related to allowances for relocation expenses.

(6)	Represents $79,715 in allowances for relocation expenses, $73,756 relating to loan forgiveness and imputed interest and $24,519 in value for Mr. Saleh’s use of corporate aviation services.

(7)	Represents allowances for housing expenses.

(8)	Represents an allowance for relocation expenses incurred by Mr. Kennedy in 2001 but not reimbursed until 2004.

(9)	On August 11, 2003, Mr. Donahue was granted 1,000,000 deferred shares, which vest ratably on each of the first three anniversaries of the July 1, 2003 effective date of his employment agreement. The value of the unvested shares covered by Mr. Donahue’s deferred stock award as of December 31, 2004 was $20,006,647 (666,666 shares times $30.01).

(10)	On April 1, 2004, Mr. Kelly was granted 70,000 deferred shares, which vest ratably on each of the first three anniversaries of the grant date. The value of the unvested shares covered by Mr. Kelly’s deferred stock award as of December 31, 2004 was $2,100,700 (70,000 shares times $30.01).

(11)	On February 13, 2003, Mr. Kelly was granted 50,000 deferred shares, which vest ratably on each of the first two anniversaries of the grant date. The value of the unvested shares covered by Mr. Kelly’s deferred stock award as of December 31, 2004 was $750,250 (25,000 shares times $30.01).

(12)	On April 1, 2004, Mr. Saleh was granted 70,000 deferred shares, which vest ratably on each of the first three anniversaries of the grant date. The value of the unvested shares covered by Mr. Saleh’s deferred stock award as of December 31, 2004 was $2,100,700 (70,000 shares times $30.01).

(13)	On February 13, 2003, Mr. Saleh was granted 50,000 deferred shares, which vest ratably on each of the first two anniversaries of the grant date. The value of the unvested shares covered by Mr. Saleh’s deferred stock award as of December 31, 2004 was $750,250 (25,000 shares times $30.01).

(14)	On September 19, 2002, Mr. Saleh was granted 100,000 deferred shares, which vested ratably on each of the first two anniversaries of the grant date.

(15)	On April 1, 2004, Mr. West was granted 30,000 deferred shares, which vest ratably on each of the first three anniversaries of the grant date. The value of the unvested shares covered by Mr. West’s deferred stock award as of December 31, 2004 was $900,300 (30,000 shares times $30.01).

(16)	On April 1, 2004, Mr. Kennedy was granted 20,000 deferred shares, which vest ratably on each of the first three anniversaries of the grant date. The value of the unvested shares covered by Mr. Kennedy’s deferred stock award as of December 31, 2004 was $600,200 (20,000 shares times $30.01).

(17)	Pursuant to the long-term incentive plan, the compensation committee elected to pay 50% of this payout in cash and 50% in shares of deferred stock, half of which vested on June 30, 2004 and the other half of which vested on December 31, 2004.

2004 Option Grants
      The table below sets forth information about options to purchase our class A common stock that were granted in 2004 to the named executive officers.

Option Grants in Last Fiscal Year

	Individual Grants

	Number of		Percent of
	Securities		Total Options	Exercise		Grant Date
	Underlying		Granted to	or Base		Present
	Options		Employees in	Price	Expiration	Value
Name	Granted(#)		2004	($/Share)	Date	($)(1)

Timothy M. Donahue	250,000	(2)	1.04%	27.34	2/11/14	4,552,186
Thomas N. Kelly, Jr.	200,000	(3)	0.83%	27.34	2/11/14	3,641,749
	15,000	(4)	0.06%	23.13	5/28/14	232,550
	15,000	(5)	0.06%	23.19	8/31/14	229,738
	15,000	(6)	0.06%	28.46	11/30/14	278,753
Paul N. Saleh	175,000	(3)	0.73%	27.34	2/11/14	3,186,530
	15,000	(4)	0.06%	23.13	5/28/14	232,550
	15,000	(5)	0.06%	23.19	8/31/14	229,738
	15,000	(6)	0.06%	28.46	11/30/14	278,753
Barry J. West	95,000	(3)	0.39%	27.34	02/11/14	1,729,831
	15,000	(4)	0.06%	23.13	05/28/14	232,550
	15,000	(5)	0.06%	23.19	08/31/14	229,738
	15,000	(6)	0.06%	28.46	11/30/14	278,753
Leonard J. Kennedy	70,000	(3)	0.29%	27.34	2/11/14	1,274,612
	10,000	(4)	0.04%	23.13	5/28/14	155,034
	10,000	(5)	0.04%	23.19	8/31/14	153,159
	10,000	(6)	0.04%	28.46	11/30/14	185,836

(1)	The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions below.

	Expected
	Stock Price	Risk-free	Expected	Expected
Date	Volatility	Interest Rate	Life in Years	Dividend Yield

2/11/04	81.60%	3.13%	5	0.00%
5/28/04	81.10%	3.94%	5	0.00%
8/31/04	80.10%	3.43%	5	0.00%
11/30/04	78.30%	3.70%	5	0.00%

(2)	These options were granted on February 11, 2004 and vest in equal yearly installments over a two-year period from the date of grant.

(3)	These options were granted on February 11, 2004 and vest in equal monthly installments over a four-year period from the date of grant.

(4)	These options were granted on May 28, 2004 and vest in equal monthly installments over a four-year period from the date of grant.

(5)	These options were granted on August 31, 2004 and vest in equal monthly installments over a four-year period from the date of grant.

(6)	These options were granted on November 30, 2004 and vest in equal monthly installments over a four-year period from the date of grant.

      Our stock options are nontransferable, except, in limited circumstances, to family members or by will, or as otherwise provided in our incentive equity plan. The actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.
2004 Option Exercises and Long-Term Performance Plan
      The table below lists information concerning the exercise by the named executive officers of options to purchase our class A common stock during 2004 and the unexercised options to purchase our class A common stock held by the named executive officers as of December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money Options at
	Shares		Year-end (#)		Fiscal Year-end ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy M. Donahue	950,000	19,047,104	3,117,049	1,082,951	44,489,798	19,236,510
Thomas N. Kelly, Jr.	302,700	3,372,294	321,347	507,615	1,204,574	6,307,638
Paul N. Saleh	—	—	770,515	419,485	15,608,600	5,473,600
Barry J. West	154,616	3,032,914	500,414	255,738	5,038,763	3,088,332
Leonard J. Kennedy	72,855	1,501,974	192,500	182,626	1,729,214	2,204,877

(1)	The value of the in-the-money options is based on the closing price of our class A common stock as reported by the Nasdaq National Market on December 31, 2004 ($30.01), less the total exercise price, multiplied by the total number of shares underlying the options.
Long-Term Performance Plan—Awards in Last Fiscal Year

		Performance or	Current and Future Payments Made Under
	Number of Shares,	Other Period	Prior Price-based Plan
	Units or Other	Until Maturation
Name	Rights (#)	or Payment	Threshold ($)	Target ($)	Maximum ($)

Timothy M. Donahue	—	12/31/05	2,160,000	2,700,000	5,400,000
Thomas N. Kelly, Jr.	—	12/31/05	1,040,000	1,300,000	2,600,000
Paul N. Saleh	—	12/31/05	880,000	1,100,000	2,200,000
Barry J. West	—	12/31/05	648,000	810,000	1,620,000
Leonard J. Kennedy	—	12/31/05	540,000	675,000	1,350,000
      In 2004, we adopted the Nextel long-term performance plan designed to reward key members of our management for achieving specific performance goals over a two-year period commencing January 1, 2004. This plan offers management the opportunity to receive a cash-based payment, or a combination of cash and stock-based payments at the discretion of the compensation committee of the board of directors, if we achieve certain objectives over the two-year period that are deemed critical to our long-term success. A special interim payment equal to 25% of the target amount occurred based on performance with respect to the one-year period from January 1, 2004 to December 31, 2004 based on our achievement of specified targets for the one-year interim period. The awards earned under the plan are determined based on our actual performance versus approved targets. The priority performance targets are operating cash flow (as defined under the plan) and net subscriber additions.

Employment Agreements

Mr. Donahue
      We entered into an employment agreement with Mr. Donahue with an initial term of three years effective July 1, 2003. On the third anniversary of the effective date, and on each subsequent anniversary of the date of the agreement, the employment term shall be extended for an additional year unless 12 months prior thereto either party gives the other notice of non-renewal.
      Mr. Donahue’s employment agreement currently provides for an annual salary of $1,000,000, which may be increased by our compensation committee but may not be decreased, a minimum annual target bonus equal to 150% of his base salary, and a minimum target award under our long-term incentive plan of $2,700,000. Under the agreement, in August 2003, Mr. Donahue was granted 1,000,000 shares of deferred stock, one-third of which vest and become nonforfeitable on each of the first three anniversaries of the effective date of the agreement. Under the agreement, Mr. Donahue was also granted an option to purchase 250,000 shares of our class A common stock in 2004, which will vest over two years from the date of grant, the second half of which will vest no later than June 30, 2006, and is entitled to be granted an option to purchase 250,000 shares of our class A common stock in 2005, which will vest one year from the date of grant, but no later than June 30, 2006. In addition, Mr. Donahue is entitled to participate in incentive plans and to other benefits generally available to our other senior executives.
      In the event of Mr. Donahue’s death or permanent disability during the employment term, we will pay an amount equal to Mr. Donahue’s existing base salary for a period of 12 months and a pro rata portion of his bonus and long-term incentive awards, we will make all benefit payments on his behalf for a period of 12 months (in the event of disability) and the vesting of his incentive equity awards will be accelerated. In the event Mr. Donahue is terminated without cause (as defined in the agreement) or terminates his employment for good reason (as defined in the agreement), then we will pay Mr. Donahue an amount equal to his then-current base salary, bonus and benefits for a period of two years and his award under our long-term incentive plan, calculated at the greater of target or actual performance, and his options and deferred share grants will vest. Mr. Donahue is subject to specific confidentiality restrictions during his employment term and thereafter, and he is also subject to non-competition restrictions for a period of two years after the termination of his employment term.
      On December 15, 2004, in connection with our agreement to merge with Sprint Corporation (which will be renamed Sprint Nextel Corporation), Mr. Donahue agreed not to claim that his change of title to and assignment of duties as the Chairman of Sprint Nextel pursuant to the merger agreement would be a basis for him to terminate his existing employment agreement for good reason for six months following completion of the merger. As of March 15, 2005, Mr. Donahue agreed that the waiver would be effective for a period of 12 months after completion of the merger and that he may resign from his position with Sprint Nextel for good reason based only upon the changes to his title and duties due to his assignment to the position of Chairman of Sprint Nextel, during the 12-month period commencing on the first anniversary of the completion of the merger.
      As of March 15, 2005, and effective only upon the completion of the merger, Mr. Donahue’s employment agreement was amended to provide that his salary would be increased to $1.4 million, from $1.2 million previously approved by the Nextel compensation committee, and his bonus target opportunity would be increased to not less than 170% of his base salary, with a maximum bonus opportunity of not more than 200% of his target bonus opportunity. For the year in which the merger is completed, Mr. Donahue’s bonus would be equal to the sum of $1,800,000 prorated for the portion of the year before the completion of the merger and $2,380,000 prorated for the portion of the year subsequent to the completion of the merger. His agreement was also amended to provide for his participation in a long-term incentive plan with a minimum target value performance-based opportunity of $10 million in the first year following the completion of the merger and a $10 million guideline target value performance-based opportunity for the second year following the completion of the merger (which may be in the form of cash opportunity and/or equity-based awards). Upon Mr. Donahue’s termination for good reason or without cause at any time or upon his resignation for any reason after the second anniversary of the completion of the merger, the portion of the awards consisting of stock options and service-based awards other than stock options would fully vest, he would have three years from the date of termination to exercise the stock options and the portion of the awards consisting of performance-based awards other than stock options would vest at the end of the performance period based on actual performance and the actual number of days in the performance period up to the date of Mr. Donahue’s termination. Upon Mr. Donahue’s resignation during the 12-month period beginning on the first anniversary of the completion of the merger for good reason based upon the changes to his title and duties due to his assignment to the position of Chairman of Sprint Nextel, no portion of the second long-term incentive award granted after the completion of the merger would vest, but he would be entitled to the other rights specified in his existing employment agreement with respect to his termination for good reason. Upon Mr. Donahue’s death or disability, the long-term incentive awards would vest as though his employment was terminated without cause, except that the stock option portion of the award will be exercisable for one year after his death or disability.

Other Named Executive Officers
      In April 2004, we entered into employment agreements with Messrs. Kelly, Saleh, West and Kennedy, each with a term of three years. On the third anniversary of the effective date, and on each subsequent anniversary, the employment term shall be extended for an additional year unless 12 months prior thereto either party gives the other notice of nonrenewal. The agreements provide for the following compensation:

		2004
	Minimum	Minimum Annual Target Bonus
Name	Base Salary	(as a percentage of salary)	Deferred Share Awards

Thomas N. Kelly, Jr.	$600,000	100%	200,000
Paul N. Saleh	$520,000	100%	200,000
Barry J. West	$364,000	60%	90,000
Leonard J. Kennedy	$416,000	75%	60,000
      Under the terms of each agreement, each executive’s current base salary may be increased by our compensation committee but may not be decreased. Under each agreement, the awards of shares of deferred stock will vest over various periods such that all awards shall be fully vested on the third anniversary of each applicable agreement. Each agreement provides that, upon a change of control (as defined in our incentive equity plan), any unawarded deferred shares under that agreement will be awarded and the unvested portions of all deferred share awards under the agreement will become fully vested. Assuming completion of the merger with Sprint, these officers will be entitled to immediate award of any unawarded deferred shares, and immediate vesting of all unvested deferred shares awarded under these agreements. Under each agreement, each applicable executive is also entitled to participate in our long-term incentive plan.
      Under the terms of each agreement, in the event of the death or permanent disability of the executive during his employment term, we will pay such executive an amount equal to his existing annual base salary and a pro rata portion of such executive’s bonus and long-term incentive awards, we will make all benefit payments on his behalf for a period of 12 months (in the event of disability) and the vesting of certain of his incentive equity awards will be accelerated. Each agreement also provides that, in the event the executive is terminated without cause (as defined in the agreement) or terminates his employment for good reason (as defined in the agreement), then we will pay such executive an amount equal to his then-current base salary, bonus and benefits for a period of the greater of two years or the remainder of his employment term (or one year in the event of good reason termination due to relocation) and at least a pro rata portion of his minimum target award under our long-term incentive plan, his options and deferred share grants will vest and he will receive certain outplacement services (except in the event of a good reason termination due to relocation). Under the terms of each agreement, each executive is subject to specific confidentiality and non-competition restrictions during his employment term and after the termination of his employment term for a period of two years in the case of his non-competition restrictions and on a permanent basis with respect to his confidentiality restrictions.
Change of Control Retention Bonus and Severance Pay Plan
      Each of our named executive officers participates in our change of control retention bonus and severance pay plan. Under this plan, in the event of a change of control of Nextel (which includes the proposed merger with Sprint), each executive officer will receive a retention bonus if he continues his employment with Nextel through the date of completion of the change of control transaction and the one-year period after the date of completion, or if Nextel terminates his employment without cause (as defined in the plan) before the date of completion or before the end of this one-year period. The amount of the retention bonus for each of the named executive officers is 150% of the base salary and target bonus for the year in which the transaction occurs. In addition, if Nextel terminates an executive officer’s employment without cause (as defined in the plan) within one year after a change of control of Nextel, or the executive officer terminates his employment during this period for good reason (as defined in the plan), then that executive officer will receive an amount equal to 200% of that individual’s base salary and 200% of that individual’s target bonus for the year, and the individual’s insurance and medical benefits will be continued for two years from termination. Under the terms of each named executive’s employment agreement described above, to the extent there is a change of control of Nextel, severance compensation and benefits payable under the employment agreements will be reduced dollar for dollar (but not below zero) by any severance compensation and benefits (but not retention bonuses) payable under the change of control plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The table below lists, as of March 31, 2005, the amount and percentage of shares of each class of our capital stock that are deemed under the rules of the SEC to be “beneficially owned” by (1) each of our current directors, (2) each of our named executive officers, (3) all of our directors and executive officers as a group, and (4) each person or group known by us to beneficially own more than 5% of each class of our common stock, as indicated in the table. Under SEC rules, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to vote or direct the voting of that security or the power to dispose or direct the disposition of that security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of March 31, 2005. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise specified, the persons indicated have sole voting and investment power over the securities shown.

	Title of Class of Nextel	Amount and Nature of		Approximate
Name of Beneficial Owner	Capital Stock	Beneficial Ownership		% of Class

Keith J. Bane	Class A common stock	14,810	(1)	*
William E. Conway, Jr.	Class A common stock	1,719,987	(2)	*
Timothy M. Donahue	Class A common stock	4,238,815	(3)	*
Frank M. Drendel	Class A common stock	231,184	(4)	*
V. Janet Hill	Class A common stock	130,265	(5)	*
William E. Kennard	Class A common stock	112,960	(6)	*
Morgan E. O’Brien	Class A common stock	1,005,268	(7)	*
Stephanie M. Shern	Class A common stock	30,811	(8)	*
Thomas N. Kelly, Jr.	Class A common stock	482,348	(9)	*
Paul N. Saleh	Class A common stock	1,113,936	(10)	*
Barry J. West	Class A common stock	597,044	(11)	*
Leonard J. Kennedy	Class A common stock	253,476	(12)	*

	Title of Class of Nextel	Amount and Nature of		Approximate
Name of Beneficial Owner	Capital Stock	Beneficial Ownership		% of Class

All directors and executive officers as a group (14 persons)	Class A common stock	10,306,338	(13)	*
5% Stockholders:
Motorola, Inc	Class A common stock	77,190,768	(14)	6.9	%(15)
1303 East Algonquin Road	Class B common stock	29,660,000		100%
Schaumburg, Illinois 60196
FMR Corp.	Class A common stock	120,257,070	(16)	11.1%
83 Devonshire Street
Boston, Massachusetts 02109
Legg Mason	Class A common stock	110,356,654	(17)	10.2%
100 Light Street
Baltimore, Maryland 21202
Wellington Management Company, LLP	Class A common stock	57,897,526	(18)	5.4%
75 State Street
Boston, Massachusetts 02109

*	Less than one percent (1%).

(1)	Includes 1,310 deferred shares that are subject to forfeiture until they vest and 12,500 shares of class A common stock obtainable upon exercise of options.

(2)	Includes 81,085 shares of class A common stock held through various entities with respect to which Mr. Conway disclaims beneficial ownership, except to the extent of his pecuniary interest in these entities, and 1,007,554 shares of class A common stock obtainable upon exercise of options.

(3)	Includes 3,530,834 shares of class A common stock obtainable upon exercise of options.

(4)	Includes 2,183 deferred shares that are subject to forfeiture until they vest and 158,665 shares of class A common stock obtainable upon exercise of options.

(5)	Includes 1,310 deferred shares that are subject to forfeiture until they vest and 123,054 shares of class A common stock obtainable upon exercise of options.

(6)	Includes 2,183 deferred shares that are subject to forfeiture until they vest and 108,776 shares of class A common stock obtainable upon exercise of options.

(7)	Includes 2,183 deferred shares that are subject to forfeiture until they vest and 563,223 shares of class A common stock obtainable upon exercise of options.

(8)	Includes 1,310 deferred shares that are subject to forfeiture until they vest and 22,500 shares of class A common stock obtainable upon exercise of options.

(9)	Includes 23,333 deferred shares that are subject to forfeiture until they vest and 426,041 shares of class A common stock obtainable upon exercise of options.

(10)	Includes 23,333 deferred shares that are subject to forfeiture until they vest and 887,816 shares of class A common stock obtainable upon exercise of options.

(11)	Includes 10,000 deferred shares that are subject to forfeiture until they vest and 558,339 shares of class A common stock obtainable upon exercise of options.

(12)	Includes 6,666 deferred shares that are subject to forfeiture until they vest and 236,518 shares of class A common stock obtainable upon exercise of options.

(13)	Includes 73,811 deferred shares that are subject to forfeiture until they vest and 7,990,086 shares of class A common stock obtainable upon exercise of options.

(14)	According to the Schedule 13D filed on December 20, 2004 by Motorola, comprised of (a) 47,530,768 shares of class A common stock beneficially owned by Motorola and (b) 29,660,000 shares of class B common stock beneficially owned by Motorola.

(15)	Assuming conversion of the class B common stock held by Motorola into class A common stock.

(16)	According to the Schedule 13G filed on February 14, 2005 by FMR Corp., on behalf of itself, and certain of its subsidiaries, Edward C. Johnson, III and Abigail P. Johnson, includes 120,257,070 shares of class A common stock including shares attributable to the assumed conversion of various amounts of our convertible debt and preferred stock, and the reporting persons have sole voting power with respect to 23,290,114 shares and sole dispositive power with respect to all shares.

(17)	According to the Schedule 13G filed on February 15, 2005 by Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., LMM, LLC and Legg Mason Focus Capital, Inc., represents 72,228,829 shares of class A common stock as to which Legg Mason Funds Management, Inc. has shared voting and dispositive power, 35,761,200 shares of class A common stock as to which Legg Mason Capital Management, Inc. has shared voting and dispositive power, 2,300,000 shares of class A common stock as to which LMM, LLC has shared voting and dispositive power and 96,625 shares of class A common stock as to which Legg Mason Focus Capital, Inc. has shared voting and dispositive power.

(18)	According to Schedule 13G filed on February 14, 2005 by Wellington Management Company, LLP, it and its subsidiary, Wellington Trust Company, have shared voting power with respect to 36,507,286 of such shares and shared dispositive power with respect to all shares.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	91,441,158		$23.94	13,185,685
Equity compensation plans not approved by security holders	212	(1)	7.01	N/A

Total	91,441,370			13,185,685

(1)	These shares are issuable under an equity compensation plan assumed in connection with our acquisition of Dial Page, Inc. in 1996.

Item 13.	Certain Relationships and Related Transactions.
Motorola
      We purchase handsets and accessories and a substantial portion of our network equipment from Motorola, which owns about 7% of our common stock. We also pay Motorola for handset service and repair, transmitter and receiver site rent and training and are reimbursed for some costs we incur under various marketing and promotional arrangements. We paid Motorola $3,263 million during 2004 for these goods and services, and net payables to Motorola were $169 million at December 31, 2004. At December 31, 2004, we also had a $177 million prepayment recorded in prepaid expenses and other current assets on the consolidated balance sheet related to handset, network infrastructure and other services to be provided by Motorola in the future.
      In September 2004, we purchased shares of our and Nextel Partners’ common stock from Motorola. We purchased 6,000,000 shares of our class B common stock at an aggregate cash purchase price of $141 million and 5,576,376 shares of Nextel Partners class A common stock at an aggregate cash purchase price of about $77 million. Under the terms of Nextel Partners’ certificate of incorporation, each Nextel Partners class A common share purchased from Motorola automatically converted into a Nextel Partners class B common share. We currently hold 84,632,604 shares of Nextel Partners class B common stock. Motorola continues to hold 47,530,768 shares of our class A common stock and 29,660,000 shares of our class B common stock. As a result of the reduction in Motorola’s ownership of our common stock, it is no longer entitled to nominate anyone to our board of directors.
      On December 14, 2004, in contemplation of the merger agreement between us and Sprint, we and Motorola entered into an agreement under which Motorola agreed, subject to the terms and conditions of the agreement, not to enter into a transaction that constitutes a disposition (as defined therein) of its class B common stock of Nextel or shares of non-voting common stock issued to Motorola in connection with the transactions contemplated by the merger agreement. In consideration of Motorola’s compliance with the terms of this agreement, upon the occurrence of certain events, we have agreed to pay Motorola a consent fee of $50 million, which must be returned in certain events.
NII Holdings
      NII Holdings, our former subsidiary, provides telecommunications services in selected Latin American markets. As of December 31, 2004, we owned about 18% of the outstanding common stock of NII Holdings.
      Under roaming agreements with NII Holdings, we were charged $15 million during 2004 for our subscribers roaming on NII Holdings’ network, net of roaming revenues earned. We had a net payable due to NII Holdings of $2 million as of December 31, 2004.
      In March 2004, we tendered our $66 million of the NII Holdings 13% senior notes to NII Holdings in exchange for $77 million in cash.
      Mr. Donahue was a director of NII Holdings until March 2004.
Nextel Partners
      Under our roaming agreement with Nextel Partners, we were charged $68 million during 2004 for our subscribers roaming on Nextel Partners’ network, net of roaming revenues earned. We also provide telecommunications switching services to Nextel Partners under a switch sharing agreement, for which we earned $39 million in 2004. We charged Nextel Partners $20 million in 2004 for administrative services provided under a services agreement. We also earned $5 million in 2004 in royalty fees. We had a net receivable due from Nextel Partners of $10 million as of December 31, 2004.
      As of December 31, 2004, Mr. Donahue was a director of Nextel Partners.
Loan Transaction
      In connection with the commencement of his employment in August 2001, we provided Mr. Saleh with a $200,000 interest free loan. Since that time, in accordance with its initial terms, this loan has been forgiven, including $50,000 in 2004. This loan was part of a compensation package designed to induce Mr. Saleh to join Nextel and to provide an incentive for him to remain in the company’s employment.

Item 14.	Principal Accountant Fees and Services.
      The following is a summary of the aggregate fees billed to us for 2004 and 2003 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, including Deloitte Consulting, which we refer to collectively as Deloitte & Touche.
      Audit Fees. Fees for audit services totaled about $5.8 million in 2004 and $3.0 million in 2003, including fees for professional services for the audit of our annual financial statements, for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q for 2003, and for registration statements related to our financing transactions as well as consultations concerning financial accounting and reporting standards.
      Audit-Related Fees. Fees for audit-related services totaled about $1.2 million in 2004 and $0.04 million in 2003. Audit-related services principally included audit and attest services for our benefit plans and consultation on internal control matters.
      Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning, totaled about $1.6 million for 2004 and $1.5 million for 2003. These services included assistance regarding federal, state and local tax compliance, return preparation and tax audits and related proceedings.
      All Other Fees. No other services were performed in 2004. Fees for all other services not described above totaled about $12.4 million for 2003, substantially all of which amounts were billed by Deloitte Consulting. These services primarily included assistance with respect to the assessment of the cost competitiveness of certain vendor products and services and the subsequent renegotiation of terms with those vendors, compliance with regulatory requirements related to wireless number portability, and financial information systems design and implementation.
      The audit committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. The audit committee pre-approves all audit and permissible non-audit services, as defined by applicable SEC regulations, provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The policy sets forth particular permitted services that the audit committee pre-approved for 2003, and requires that the audit committee pre-approve any permitted service not set forth in the policy. As part of its pre-approval process, the audit committee considers whether such services are consistent with the rules of the SEC on auditor independence. The policy delegates to a designated member of the audit committee the authority to address any requests for pre-approval of services between audit committee meetings, and the designated member must report any pre-approval decisions to the audit committee at its next scheduled meeting. The policy does not delegate to management the audit committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm. The policy provides that it will be reviewed annually by the audit committee.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15( d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By: /s/ PAUL N. SALEH

Paul N. Saleh
Executive Vice President & Chief Financial Officer
April 29, 2005

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.