Form 10-Q
period 2005-03-31
NEXTEL COMMUNICATIONS INC
filed 2005-05-10
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 29, 2005

Class A Common Stock, $0.001 par value	1,095,723,962
Class B Nonvoting Common Stock, $0.001 par value	29,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.
Item 1.     Financial Statements — Unaudited.
NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004
(in millions)
Unaudited

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$2,195	$1,479
Short-term investments	266	335
Accounts and notes receivable, less allowance for doubtful accounts of $61 and $64.	1,444	1,452
Due from related parties	222	132
Handset and accessory inventory	318	322
Deferred tax assets	936	882
Prepaid expenses and other current assets	694	605

Total current assets	6,075	5,207
Investments	439	360
Property, plant and equipment, net of accumulated depreciation of $7,839 and $7,340	9,886	9,613
Intangible assets, net of accumulated amortization of $29 and $62.	7,670	7,223
Other assets	322	341

	$24,392	$22,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$984	$986
Accrued expenses and other	1,427	1,304
Due to related parties	662	297
Current portion of long-term debt	—	22

Total current liabilities	3,073	2,609
Long-term debt	8,574	8,527
Deferred income taxes	1,861	1,781
Other liabilities	610	311

Total liabilities	14,118	13,228

Commitments and contingencies (note 6)
Zero coupon mandatorily redeemable convertible preferred stock	110	108
Stockholders’ equity
Common stock, class A, 1,099 and 1,088 shares issued; 1,093 and 1,088 shares outstanding	1	1
Common stock, class B, nonvoting convertible, 30 and 36 shares issued; 30 shares outstanding	—	—
Paid-in capital	12,705	12,610
Accumulated deficit	(2,768)	(3,363)
Treasury stock, at cost	(141)	(141)
Deferred compensation, net	(43)	(33)
Accumulated other comprehensive income	410	334

Total stockholders’ equity	10,164	9,408

	$24,392	$22,744

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004
(in millions, except per share amounts)
Unaudited

	2005	2004

Operating revenues
Service revenues	$3,256	$2,776
Handset and accessory revenues	352	327

	3,608	3,103

Operating expenses
Cost of service (exclusive of depreciation included below)	552	436
Cost of handset and accessory revenues	532	489
Selling, general and administrative	1,200	971
Depreciation	503	432
Amortization	4	11

	2,791	2,339

Operating income	817	764

Other (expense) income
Interest expense	(128)	(154)
Interest income	13	8
Loss on retirement of debt	(37)	(17)
Equity in earnings of unconsolidated affiliates, net	17	—
Realized gain on sale of investment	—	26
Other, net	2	1

	(133)	(136)

Income before income tax provision	684	628
Income tax provision	(89)	(33)

Net income	595	595
Mandatorily redeemable preferred stock dividends and accretion	(6)	(2)

Income available to common stockholders	$589	$593

Earnings per common share
Basic	$0.53	$0.54

Diluted	$0.52	$0.52

Weighted average number of common shares outstanding
Basic	1,121	1,106

Diluted	1,139	1,172

Comprehensive income, net of income tax
Unrealized gain on available-for-sale securities:
Net unrealized holding gains arising during the period	$76	$77
Reclassification adjustment for gain included in net income	—	(12)
Foreign currency translation adjustment	—	2

Other comprehensive income	76	67
Net income	595	595

Comprehensive income, net of income tax	$671	$662

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2005
(in millions)
Unaudited

										Accumulated Other
										Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock				Treasury Stock			Unrealized	Cumulative
					Paid-in	Accumulated			Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2005	1,088	$1	30	$—	$12,610	$(3,363)	6	$(141)	$(33)	$337	$(3)	$9,408
Net income						595						595
Other comprehensive income										76		76
Common stock issued under equity plans and other	5	—			67							67
Deferred compensation					13				(10)			3
Release of valuation allowance attributable to stock options					21							21
Zero coupon mandatorily redeemable preferred stock dividends and accretion					(6)							(6)

Balance, March 31, 2005	1,093	$1	30	$—	$12,705	$(2,768)	6	$(141)	$(43)	$413	$(3)	$10,164

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(in millions)
Unaudited

	2005	2004

Cash flows from operating activities
Net income	$595	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	6	5
Provision for losses on accounts receivable	35	34
Amortization of deferred gain from sale of towers	(20)	(26)
Depreciation and amortization	507	443
Loss on retirement of debt	37	17
Equity in earnings of unconsolidated affiliates, net	(17)	—
Realized gain on investment	—	(26)
Net tax benefit from the release of valuation allowance	(178)	—
Deferred income tax provision	245	16
Other, net	11	4
Change in assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(34)	(5)
Handset and accessory inventory	3	(87)
Prepaid expenses and other assets	(137)	(130)
Accounts payable, accrued expenses and other	152	404

Net cash provided by operating activities	1,205	1,244

Cash flows from investing activities
Capital expenditures	(619)	(684)
Purchases of short-term investments	(254)	(553)
Proceeds from maturities and sales of short-term investments	323	695
Payments for purchases of licenses, investments and other, net of cash acquired	(24)	(56)
Proceeds from sale of investments and other	—	77

Net cash used in investing activities	(574)	(521)

Cash flows from financing activities
Borrowings under long-term credit facility	2,200	—
Repayments under long-term credit facility	(2,178)	(48)
Proceeds from issuance of debt securities	—	494
Purchase and retirement of debt securities and mandatorily redeemable preferred stock	—	(191)
Proceeds from issuance of stock	68	68
Payment for capital lease buy-out	—	(156)
Repayments under capital lease and finance obligations	—	(9)
Preferred stock dividends and other	(5)	—

Net cash provided by financing activities	85	158

Net increase in cash and cash equivalents	716	881
Cash and cash equivalents, beginning of period	1,479	806

Cash and cash equivalents, end of period	$2,195	$1,687

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 1.     Basis of Presentation
      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. You should not expect the results of operations for interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended
	March 31,

	2005	2004

	(in millions, except
	per share amounts)
Income available to common stockholders — basic	$589	$593
Interest expense and preferred stock accretion eliminated upon the assumed conversion of:
6% convertible senior notes due 2011	—	10
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	2

Income available to common stockholders — diluted	$589	$605

Weighted average number of common shares outstanding — basic	1,121	1,106
Effect of dilutive securities:
Equity plans	18	35
6% convertible senior notes due 2011	—	26
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	5

Weighted average number of common shares outstanding — diluted	1,139	1,172

Earnings per common share
Basic	$0.53	$0.54

Diluted	$0.52	$0.52

      About 13 million shares issuable upon the assumed conversion of our convertible senior notes and convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2005 due to their antidilutive effects. Additionally, about 26 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2005 as the exercise prices exceeded the average market price of our class A common stock.
      About 8 million shares issuable upon the assumed conversion of certain of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2004 due to their antidilutive effects. Additionally, about 25 million shares issuable under our equity plans that could also potentially dilute earnings

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
per share in the future were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2004 as the exercise prices exceeded the average market price of our class A common stock.
      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is recognized on a straight-line basis over the vesting period and is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $5 million for the three months ended March 31, 2005 and $1 million for the three months ended March 31, 2004.
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

	Three Months Ended
	March 31,

	2005	2004

	(in millions, except
	per share amounts)
Income available to common stockholders, as reported	$589	$593
Stock-based compensation expense included in reported net income, net of income tax of $2 and $0	3	1
Stock-based compensation expense determined under fair value based method, net of income tax of $28 and $0	(44)	(55)

Income available to common stockholders, pro forma	$548	$539

Earnings per common share
As reported
Basic	$0.53	$0.54

Diluted	$0.52	$0.52

Pro forma
Basic	$0.49	$0.49

Diluted	$0.48	$0.47

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
          Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2005	2004

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$619	$684
Changes in capital expenditures accrued, unpaid or financed	157	(144)

	$776	$540

Interest costs
Interest expense	$128	$154
Interest capitalized	2	3

	$130	$157

Cash paid for interest, net of amounts capitalized	$157	$169

Cash received for interest	$13	$6

Cash paid for income taxes	$27	$7

      New Accounting Pronouncements. In September 2004, the Emerging Issues Task Force, or EITF, issued Topic D-108, “Use of the Direct Method to Value Intangible Assets.” In EITF Topic D-108, the SEC staff announced that companies must use the direct value method to determine the fair value of their intangible assets acquired in business combinations completed after September 29, 2004. The SEC staff also announced that companies that currently apply the residual value approach for valuing intangible assets with indefinite useful lives for purposes of impairment testing must use the direct value method by no later than the beginning of their first fiscal year after December 15, 2004. Under this new accounting guidance, we performed an impairment test to measure the fair value of our 800 and 900 megahertz, or MHz, and 2.5 gigahertz, or GHz, licenses in the first quarter 2005 using the direct value method and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. In October 2005, we will perform our annual impairment test of these Federal Communications Commission, or FCC, licenses and goodwill.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R (revised 2004), “Share-Based Payment.” The statement is a revision of SFAS No. 123, and supercedes APB Opinion No. 25. The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and contemplates a number of alternative transition methods for implementing the statement in the period in which it is adopted. In April 2005, the SEC delayed the effective date of this statement for most public companies. This statement is now effective for annual periods that begin after June 15, 2005. We are in the process of determining the amount of the impact that the adoption of SFAS No. 123R will have on our consolidated statements of operations in the reporting period in which it is adopted and for the periods following its adoption and the transition method we will use.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined the amount of the impact, if any, that the adoption of SFAS No. 153 will have on our consolidated statements of operations or consolidated balance sheets in the reporting period in which it is adopted or for the periods following its adoption.
Note 2.     Intangible Assets

		March 31, 2005			December 31, 2004

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

		(in millions)
Amortized intangible assets
Customer lists	3 years	$8	$8	$—	$40	$38	$2
Spectrum sharing and noncompete agreements and other	Up to 10 years	72	21	51	77	24	53

		80	29	51	117	62	55

Unamortized intangible assets
FCC licenses	Indefinite	7,591		7,591	7,140		7,140
Goodwill	Indefinite	28		28	28		28

		7,619		7,619	7,168		7,168

Total intangible assets		$7,699	$29	$7,670	$7,285	$62	$7,223

      On February 7, 2005, we accepted the terms and conditions of the FCC’s Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, we surrendered our spectrum rights in the 700 MHz spectrum band and certain portions of our spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 GHz band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by us and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights we received and relinquished, the minimum obligation incurred by us under the Report and Order will be $2,801 million. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2,801 million; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.
      The Report and Order requires us to complete the reconfiguration plan within a 36-month period. In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation at which time we would be required to make a payment to the United States Department of the Treasury to the extent that the value of the spectrum rights that we received exceeds the total of (i) the value of spectrum rights that we surrendered and (ii) the qualifying costs referred to above.
      We have accounted for this transaction as a nonmonetary exchange in accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Accordingly, we have recorded the spectrum rights for the 1.9 GHz and the 800 MHz spectrum that we received under the Report and Order as FCC licenses at a value equal to the book value of the spectrum rights for the 800 MHz and 700 MHz spectrum that we surrendered under the Report and Order plus an amount equal to the portion (preliminarily estimated at $430 million) of the reconfiguration costs that represents our current estimate of amounts to be paid under the Report and Order that will not benefit our infrastructure or spectrum positions. We will account for all other costs incurred pursuant to the Report and Order that relate to our spectrum and infrastructure, when expended, either as fixed assets or as additions to the FCC license intangible asset, consistent with our

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
accounting and capitalization policy. We have recorded no gain or loss as this transaction did not represent the culmination of an earnings process.
      During the three months ended March 31, 2005, we also wrote-off $37 million of fully amortized customer lists and non-compete agreements. For intangible assets with finite lives, we recorded aggregate amortization expense of $4 million for the three months ended March 31, 2005 and $11 million for the three months ended March 31, 2004.
Note 3.     Long-Term Debt and Mandatorily Redeemable Preferred Stock

			Borrowings,
	December 31,		Debt-for-Debt	March 31,
	2004		Exchanges	2005
	Balance	Retirements	and Other	Balance

	(dollars in millions)
5.25% convertible senior notes due 2010	$607	$—	$—	$607
9.5% senior serial redeemable notes due 2011, including a deferred premium of $7 and $3	214		(126)	88
6.875% senior serial redeemable notes due 2013, including a deferred premium of $5 and $7 and net of an unamortized discount of $58 and $61	1,364	—	55	1,419
5.95% senior serial redeemable notes due 2014, including a deferred premium of $12 and $14 and net of unamortized discount of $59 and $64	1,046	—	74	1,120
7.375% senior serial redeemable notes due 2015, net of unamortized discount of $3 and $3	2,134	—	—	2,134
Bank credit facility	3,178	(2,178)	2,200	3,200
Other	6	—	—	6

Total long-term debt	8,549	$(2,178)	$2,203	8,574

Less current portion	(22)			—

	$8,527			$8,574

Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; stated at accreted liquidation preference value at 9.25% compounded quarterly; 245,245 shares issued and outstanding	$108	$—	$2	$110

      Senior Notes. During the three months ended March 31, 2005, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $122 million in principal amount of the 9.5% senior notes for a total of $133 million in principal amount of new senior notes. The new senior notes consist of $77 million in principal amount of 5.95% senior notes issued at a $7 million discount to their principal amount, and $56 million in principal amount of 6.875% senior notes issued at a $4 million discount to their principal amount. As a result, the $4 million of the deferred premium resulting from the settlement of a fair value hedge associated with the 9.5% senior notes is now associated with the 5.95% and 6.875% senior notes and will be recognized as an adjustment to interest expense over the remaining life of the 5.95% and 6.875% senior notes.
      During the three months ended March 31, 2004, we made a cash tender offer for the outstanding principal amount of our 9.5% senior notes. As a result, we purchased and retired a total of $167 million in aggregate principal amount at maturity of our outstanding 9.5% senior notes in exchange for $191 million in cash. As part of these transactions, we recognized a $17 million loss in other (expense) income in the

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
accompanying condensed consolidated statements of operations, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps.
      Bank Credit Facility. In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. The new loan provides for an initial interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the refinanced term loan. The interest rate on the new term loan automatically will adjust to the applicable rate of the existing $4,000 million revolving credit facility, currently LIBOR, plus 100 basis points, on December 31, 2005 or earlier, if the merger agreement between Nextel and Sprint Corporation is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which remains unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default. This transaction was accounted for as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Thus, we recognized a $37 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the write-off of unamortized debt financing costs associated with the old term loan.
      In February 2005, we amended our credit facility to modify the facility’s definition of “change in control” to exclude our proposed merger with Sprint Corporation.
      In March 2005, we obtained a $2,500 million letter of credit that was required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding increase in the amount of available revolving loan commitments.
      Zero Coupon Convertible Preferred Stock. In March 2005, we commenced a consent solicitation with respect to our outstanding zero coupon convertible preferred stock due 2013 to effect certain proposed amendments to the terms of the preferred stock and to the related certificate of designation, primarily to provide incentives to holders of the preferred stock to convert their shares into shares of our class A common stock. We since have received consents from holders of all of the outstanding preferred stock and, pursuant to the terms of the consent solicitation, made a cash consent payment of $15.00 per share, or a total of $4 million, to those holders, which has been recorded as preferred stock dividends in the accompanying condensed consolidated statement of changes in stockholders’ equity. To be effective, the holders of our common stock must also approve the proposed amendments. Among other things, these amendments would (i) provide for a special dividend of $30.00 per share payable upon conversion of the preferred stock into shares of our class A common stock, (ii) change the notice period and accelerate the date on which the preferred stock may be redeemed by us from December 23, 2005 to April 30, 2005, and (iii) eliminate certain rights of the holders of the preferred stock.
      In March 2005, we also made an offer to exchange any and all outstanding shares of the zero coupon convertible preferred stock due 2013 for an equal number of shares of our newly issued series B zero coupon convertible preferred stock due 2013, or series B preferred stock, the terms of which are substantially identical to the terms of the outstanding preferred stock after giving effect to the proposed amendments described above, including the right to receive the special dividend of $30.00 per share payable upon conversion and the acceleration of the date on which the preferred stock may be redeemed. The exchange offer was made to give all holders of preferred stock an opportunity to realize the benefits of the proposed

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
amendments without having to wait for the amendments to be approved by the holders of our common stock. The exchange offer expired on March 31, 2005. Substantially all of the shares of outstanding zero coupon convertible preferred stock were properly tendered and not withdrawn as of the expiration date. We accepted all of the tendered shares for exchange in the exchange offer and in April 2005, we issued shares of our series B preferred stock in the exchange.
      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.
Note 4.     Income Taxes
      We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Our valuation allowance has historically included reserves primarily for the benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and the tax benefit of stock option deductions relating to employee compensation. Prior to June 30, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred. Based on our cumulative operating results through June 30, 2004, and an assessment of our expected future operations at that time, we concluded that it was more likely than not that we would be able to realize the tax benefits of our federal net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards during the quarter ended June 30, 2004 and began recording an income tax provision based on applicable federal and state statutory rates.
      Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and the positions may not be probable of being fully sustained. For the three months ended March 31, 2005, our income tax provision was $89 million consisting of an income tax provision of $267 million, based on the combined federal and state estimated statutory rate of 39%, and a net benefit of $178 million. The net benefit is derived from the release of the portion of valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order, and capital gains that are more likely than not to be recognized on anticipated transactions. The benefit was partially offset by an increase in our tax reserves of $46 million.
Note 5.     Related Party Transactions
      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our relationships with Motorola, Inc., Nextel Partners, Inc., and NII Holdings, Inc., all of which are related parties of ours for purposes of financial reporting, are the most significant.
      We paid a total of $631 million during the three months ended March 31, 2005 and $708 million during the three months ended March 31, 2004 to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, net roaming charges and other costs. We received a total of $15 million during the three months ended March 31, 2005 and $16 million during the three months ended

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2004 from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services. As of March 31, 2005, we had $222 million due from these related parties and $657 million due to these related parties. We also had a $193 million prepayment recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet related to handset and network infrastructure to be provided by Motorola in the future. As of December 31, 2004, we had $132 million due from these related parties and $294 million due to these related parties.
      As of March 31, 2005, we owned about 18% of the outstanding common stock of NII Holdings and about 32% of the outstanding common stock of Nextel Partners.
Note 6.     Commitments and Contingencies
      In April 2001, a purported class action lawsuit was filed in the Circuit Court in Baltimore, Maryland by the Law Offices of Peter Angelos, and subsequently in other state courts in Pennsylvania, New York and Georgia by Mr. Angelos and other firms, alleging that wireless telephones pose a health risk to users of those telephones and that the defendants failed to disclose these risks. We, along with numerous other companies, were named as defendants in these cases. The cases, together with a similar case filed earlier in Louisiana state court, were ultimately transferred to federal court in Baltimore, Maryland. In March 2003, the court granted the defendants’ motions to dismiss. In April 2004, the United States Court of Appeals for the Fourth Circuit reversed that dismissal and reinstated the cases, and a motion for rehearing was denied.
      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide enhanced 911, or E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who represents a nationwide class of affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement has been approved by the court and affirmed by the United States Court of Appeals for the Seventh Circuit and, if not appealed successfully to the U.S. Supreme Court, would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.
      On December 15, 2004, we entered into a definitive agreement for a merger of equals with Sprint. The merger agreement contains certain termination rights for both Sprint and us and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.
      See note 2 for information regarding our obligations under the FCC’s Report and Order.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia
      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.
      We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nextel Communications, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in 2003 and Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in 2002). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
McLean, Virginia
May 10, 2005

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A. Overview
Company Overview.
      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2005 and 2004, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie features, and wireless data transmission services. As of March 31, 2005, we provided service to over 17.0 million subscribers, which consisted of 15.5 million subscribers of Nextel-branded service and 1.5 million subscribers of Boost Mobile™ branded prepaid service. For the first quarter 2005, we had operating revenues of $3,608 million and income available to common stockholders of $589 million. We ended the first quarter 2005 with over 19,000 employees.
      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 U.S. markets where about 262 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of March 31, 2005, we owned about 32% of the outstanding common stock of Nextel Partners. In addition, as of March 31, 2005, we also owned about 18% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect walkie-talkie features in the Latin American markets that it serves as well as between the United States and those markets.
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

      This quarterly report on Form 10-Q relates only to Nextel Communications, Inc. and its direct and indirect subsidiaries prior to consummation of the merger. The merger is expected to close in the second half of 2005 and is subject to shareholder and regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof. The merger agreement contains certain termination rights for both Sprint and us and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.
Management’s Summary.
      Our business strategy is to provide differentiated products and services in order to acquire and retain the most valuable customers in the wireless telecommunications industry. Our services include:

•	Direct Connect® long-range walkie-talkie features that allow communication at the touch of one button, including our Nationwide Direct Connect and International Direct Connect services;

•	mobile telephone services, including advanced digital features such as speakerphones, additional line service, conference calling, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, advanced phonebook and date book tools; and

•	data services, including email, mobile messaging, location-based, Nextel Online® and Multimedia Messaging services, that allow Nextel subscribers to exchange images and audio memos.
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
      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Consolidation within the industry involving other carriers has created and may continue to create large, well-capitalized competitors, many of which are affiliated with incumbent local exchange carriers, including the former Regional Bell Operating Companies, that offer or have the capability to offer bundled telecommunications services that include local, long distance and data services, thereby increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect walkie-talkie features, that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service:

•	we placed nearly 500 transmitter and receiver sites in service in the three months ended March 31, 2005 to accommodate the 800 megahertz, or MHz, band spectrum reconfiguration discussed below and to both improve the geographic coverage of our network and to meet the capacity needs of our growing customer base;

•	we continue to develop customized solutions that support a broad range of applications including Group ConnectSM walkie-talkie applications and a variety of location-based services that allow business users to more effectively and efficiently manage their business; and

•	we have developed an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds.
      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. We are the title sponsor of the NASCAR NEXTEL Cup Seriestm, the premier racing series of the National Association for Stock Car Auto Racing, or NASCAR®, and one of the most popular sports in the United States. Our marketing and advertising initiatives associated with this 10-year sponsorship provide unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States, many of whom fall within our targeted customer groups. We continue to build upon our “Nextel. Done.™” branding and related advertising initiatives that focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth. For example, we offer prepaid wireless services marketed under our Boost Mobile brand as a means to target the youth and prepaid calling wireless markets. In 2004, we expanded the distribution of Boost Mobile branded prepaid products and services into a number of additional markets, and are in the process of expanding distribution into nearly all of our remaining markets. The number of subscribers to our Boost Mobile branded prepaid service has grown from 0.5 million at March 31, 2004 to 1.5 million at March 31, 2005.
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
      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2005, we have continued to expand our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We had nearly 800 Nextel stores as of March 31, 2005.
      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in our 2004 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We will realize the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base and the related network infrastructure software is activated. Handsets that operate in both modes now make up nearly all of the handsets that we sell. We have activated 6:1 voice coder network software in all of our markets. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the capacity and quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry® devices, which are manufactured by Research In Motion.
      We also continue to focus on reducing our financing expenses by taking steps to reduce our borrowing costs while extending our debt maturities and maintaining or increasing our overall liquidity. During the three months ended March 31, 2005, we entered into a secured term loan agreement of $2,200 million, the proceeds of which were used to refinance our outstanding term loan of $2,178 million. In addition, during the three-month period ended March 31, 2005, we issued $133 million in aggregate principal amount of our 5.95% and 6.875% senior notes in exchange for $122 million in aggregate principal amount of our 9.5% senior notes, which had the effect of reducing our borrowing costs and extending maturities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.
      On February 7, 2005, we accepted the terms and conditions of the FCC’s Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, we surrendered our spectrum rights in the 700 MHz spectrum band and certain portions of our spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 gigahertz, or GHz, band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by us and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights we received and relinquished, the minimum obligation incurred by us under the Report and Order will be $2,801 million. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2,801 million; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.
      The Report and Order requires us to complete the reconfiguration plan within a 36-month period. In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation at which time we would be required to make a payment to the United States Department of the Treasury to the extent that the value of the spectrum rights that we received exceeds the total of (i) the value of spectrum rights that we surrendered and (ii) the qualifying costs referred to above.
      In March 2005, we obtained a $2,500 million letter of credit that was required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding increase in the amount of available revolving loan commitments.
Enhanced 911 Services.
      With respect to the FCC’s proceeding regarding enhanced 911, or E911, services, we have notified the FCC that we may be unable to satisfy by December 31, 2005 the requirement that 95% of our total subscriber base use handsets that enable us to transmit location information that meets the Phase II requirements of the E911 regulations. Our ability to meet the Phase II requirements on the schedule currently contemplated by the E911 regulations and the costs we may incur in an effort to accelerate our customers’ transition to assisted global positioning system, or A-GPS, capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase A-GPS capable handsets, the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets, the rate of our customer churn and the cost of A-GPS capable handsets.
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
      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance as of March 31, 2005. Our estimates have been consistent with our actual results.
      Cost of Handsets. Under our handset supply agreement with Motorola, we receive various rebates and discounts, collectively discounts, based on purchases of specified numbers and models of handsets and specified expenditures for the purchase of handsets. In addition, we have made purchase advances to Motorola that are recoverable based on future purchases of certain handset models. If we do not achieve specified minimum purchases, a portion of the advances may not be recovered. Historically, we have successfully recovered all purchase advances made to Motorola. We account for these discounts pursuant to Emerging Issues Task Force, or EITF, Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” We estimate the aggregate amount of discounts that we expect to receive over the life of particular models or groups of models, and allocate that amount equally over all handset purchases that earn the respective rebates and discount. These estimates, and the related amount of purchase advances and volume discounts recorded during any period, take into account a number of factors, including actual volumes purchased, reasonable and predictable estimates of future volumes, estimated mix of handsets, anticipated life of each handset and changes in product availability. To the extent that such estimates change period to period, adjustments would be made to our estimates of discounts earned and our allocation of purchase advances and could impact our cost of handset revenues. In accordance with EITF Issue No. 02-16, changes in these estimates are recognized in the period of change as a cumulative catch-up adjustment, for handsets that had been purchased from the inception of the applicable program to the date of the change in estimate. An increase in our estimate of future handset purchases could reduce our handset costs and handset subsidies in the period of change, and, similarly, a decrease in those estimates could increase handset costs and subsidies, which, depending on the degree to which our estimates change, could be significant. Historically, the amount of these estimated discounts has been less than 8% of our cost of handset and accessory revenues recorded in a given period.
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have well over seven million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection and write-off experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $61 million as of March 31, 2005. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict.
      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant, and equipment represented about $9,886 million of our $24,392 million in total assets as of March 31, 2005. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Estimated
Long-Lived Asset	Useful Life

Buildings	Up to 31 years
Network equipment and internal-use software	3 to 20 years
Non-network internal-use software, office equipment and other assets	3 to 12 years
      The substantial majority of property, plant, and equipment is comprised of iDEN network equipment and software. Our iDEN nationwide network is highly complex and, due to constant innovation and enhancements, some network assets may lose their utility more rapidly than initially anticipated. We periodically review the estimated useful lives and salvage values of these assets and make adjustments to our estimates after considering historical experience and capacity requirements, consulting with the vendor, and assessing new product and market demands. While the remaining useful lives for iDEN network equipment and software represent our best estimate at this time, we recognize that at some point in the future we may migrate to a next generation technology, which could impact the remaining economic lives of our iDEN network equipment and software. Further, our acceptance of the Report and Order requires us to assess the lives of certain network components. These factors, among others, could increase depreciation expense in future periods if we determine to shorten the lives of these assets. A reduction or increase of three months in the weighted average depreciable lives of all our depreciable assets would impact recorded depreciation expense by about $80 million per year.
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
      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $7,619 million of our $24,392 million in total assets as of March 31, 2005. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. Under new accounting guidance announced by the Securities and Exchange Commission, or SEC, staff at the September 2004 EITF meeting, we performed an impairment test to measure the fair value of our 800 and 900 MHz and 2.5 GHz licenses in the first quarter 2005 using the direct value method and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We estimate the fair value of our aggregated FCC licenses using the Greenfield method, a discounted cash flow model, developed on the assumption that a new business based upon the FCC licenses is built as a start-up company with no other assets in place. The approach used in determining the fair value of the FCC licenses includes the following assumptions:

•	start-up model assumption with FCC licenses as the only asset owned by us;

•	cash flow assumptions with respect to the construction of, and investment in, a related network, the development of distribution channels and a customer base and other critical activities that would be required to make the business operational. The assumptions underlying these inputs to the cash flow model are based upon a combination of our historical results and trends, our business plans and market participant data since these factors are included in our determination of free cash flows of the business, the present value of the free cash flows of the business after investment in the network and customers attributable to the FCC licenses;

•	weighted average cost of capital for a start-up asset; and

•	the rate of growth for a start-up business over the long term.

      The use of different estimates or assumptions within our discounted cash flow model used to determine the fair value of our FCC licenses or the use of a methodology other than a discounted cash flow model assuming a start-up asset could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate and the growth rate. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 and amortize the intangible asset over its remaining useful life. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics.
      Recoverability of Capitalized Software. As of March 31, 2005, we have about $94 million in net unamortized costs for software accounted for under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.
      Income Tax Valuation Allowance. We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. During the three months ended March 31, 2005, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration and therefore, we released a portion of the valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order, and capital gains that are more likely than not to be recognized on anticipated transactions. As of March 31, 2005, our valuation allowance of $434 million was comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and the positions may not be probable of being fully sustained.
B. Results of Operations
      Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from handset and accessory sales when title to the handset and accessory passes to the customer.
      Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our network, primarily including direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees, frequency leasing costs and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of transmitter and receiver sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks and fluctuates in relation to the level and duration of those terminating calls;

•	costs to operate our handset service and repair program; and

•	costs to activate service for new subscribers.

      Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales, and accessory revenues when title to the handset or accessory passes to the customer.
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
      General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in general and administrative costs are research and development costs associated with certain wireless broadband initiatives and costs related to planning for our proposed merger with Sprint.
Selected Financial and Operating Data.

	Three Months Ended
	March 31,

	2005	2004

Nextel branded service:
Handsets in service, end of period (in thousands)	15,543	13,356
Net handset additions (in thousands)	496	474
Average monthly minutes of use per handset	820	750
Customer churn rate	1.5%	1.7%
Boost Mobile branded prepaid service:
Handsets in service, end of period (in thousands)	1,474	537
Net handset additions (in thousands)	314	132
Customer churn rate	5%	NM
System minutes of use (in billions)	39.3	30.3
Net transmitter and receiver sites placed in service	500	400
Transmitter and receiver sites in service, end of period	20,250	17,900
Nextel stores in service, end of period	797	649

NM – Not Meaningful
      One measurement we use to manage our business is the rate of customer churn, which is an indicator of customer retention and represents the monthly percentage of the customer base that disconnects from service. The churn rate consists of both involuntary churn and voluntary churn. Involuntary churn occurs when we have taken action to disconnect the handset from service, usually due to lack of payment. Voluntary churn occurs when a customer elects to disconnect service. Customer churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. We focus our efforts on retaining customers, and keeping our churn rate low, because the cost to acquire new customers generally is higher than the cost to retain existing customers.

      Our average monthly customer churn rate, excluding handsets sold under our Boost Mobile branded prepaid service, was about 1.5% during the first quarter 2005 as compared to about 1.7% during the first quarter 2004. We believe that this decline in the churn rate is attributable to our ongoing focus on customer retention efforts through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. Our churn also reflects the strength of our credit policies and procedures and our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.
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
Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Service revenues	$3,256	90%	$2,776	89%	$480	17%
Cost of service (exclusive of depreciation)	552	15%	436	14%	116	27%

Service gross margin	$2,704		$2,340		$364	16%

Service gross margin percentage	83%		84%

      Service Revenues. Service revenues increased 17% from the three months ended March 31, 2004 to the three months ended March 31, 2005. This increase was primarily attributable to the increase in the number of handsets in service, partially offset by the slight decline in the service revenue per handset. The number of handsets in service, including Boost Mobile branded handsets in service, increased 22% from March 31, 2004 to March 31, 2005. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

•	increased brand name recognition as a result of increased advertising and marketing campaigns, including advertising and marketing related to our sponsorship of NASCAR;

•	our differentiated products and services, including our Direct Connect walkie-talkie features and our Nextel Online services;

•	the market expansion of our Boost Mobile branded prepaid service during 2004 and 2005;

•	increased market penetration as a result of the opening of additional Nextel stores and selling efforts targeted at specific vertical markets;

•	the improvement in subscriber retention that we attribute to our ongoing focus on customer care and other retention efforts and our focus on attracting high quality subscribers;

•	the introduction of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering bundled monthly minutes and other integrated services and features;

•	selected handset pricing promotions and improved handset choices;

•	the high quality of our network; and

•	add-on subscribers from existing customer accounts.

      Our service revenue per handset declined about 4% from the three months ended March 31, 2004 to the three months ended March 31, 2005 as:

•	we continue to offer more competitive service pricing plans, including lower priced plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features; and

•	the number of handsets in service associated with our Boost Mobile branded prepaid service, which generates lower service revenues per handset, became a larger component of our overall customer base.
      We expect that service revenues will increase in absolute terms in the future as a result of an increasing subscriber base. We also expect that the pricing of service plans will continue to be competitive in the market place. See “— Forward Looking Statements.”
      Cost of Service. Cost of service increased 27% from the three months ended March 31, 2004 to the three months ended March 31, 2005, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced:

•	a 32% net increase in costs incurred in the operation and maintenance of our network and fixed interconnection costs; and

•	an 18% increase in our handset service and repair program costs.
      Costs related to the operation and maintenance of our network and fixed interconnection fees increased 32% primarily due to:

•	an increase in transmitter and receiver and switch related operational costs and fixed interconnection costs due to a 13% increase in transmitter and receiver sites placed into service from the three months ended March 31, 2004 to the three months ended March 31, 2005;

•	an increase in headcount and related employee costs to support our expanding network; and

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email, ring-tones and wallpaper applications.
      The 18% increase in our handset service and repair program costs from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to the increase in the subscriber base electing handset insurance and participating in service and repair programs as well as higher costs to operate the programs.
      Variable interconnection fees remained relatively flat from the three months ended March 31, 2004 to the three months ended March 31, 2005. Cost per minute of use declined due to renegotiated lower rates with existing vendors even though the total system minutes of use increased 30% from the three months ended March 31, 2004 to the three months ended March 31, 2005. This increase in total system minutes of use is principally due to a 22% increase in the number of handsets in service as well as an increase in the average monthly billable minutes of use per handset between the periods.
      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites and other equipment to expand the coverage and capacity of our network. Cost of service could increase in the future as a result of new site leasing agreements that we may execute. See “— Forward-Looking Statements “— C. Liquidity and Capital Resources” and “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”
      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues decreased from 84% for the three months ended March 31, 2004 to 83% for the three months ended March 31, 2005 due to the increase in costs related to the operation and maintenance of our network and fixed interconnection fees.

Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Handset and accessory revenues	$352	10%	$327	11%	$25	8%
Cost of handset and accessory revenues	532	15%	489	16%	43	9%

Handset and accessory net subsidy	$180		$162		$18	11%

Handset and accessory net subsidy percentage	51%		50%

      Handset and Accessory Revenues. The number of handsets sold and the sales prices of the handsets sold influence handset and accessory revenues. Handset and accessory sales increased $25 million or 8% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase reflects an increase of about 22% in the number of handsets sold, partially offset by about an 11% decrease in the average sales price of the handsets.
      Cost of Handset and Accessory Revenues. The number of handsets sold and the cost of the handsets sold influence cost of handset and accessory revenues. We receive rebate and volume discounts from Motorola based on purchases of handsets. See “— A. Overview — Critical Accounting Policies and Estimates — Cost of Handsets.” Cost of handset and accessory sales increased $43 million or 9% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase reflects an increase of about 22% in the number of handsets sold, partially offset by about an 11% decrease in the average cost of handsets. The reduction in cost of handsets sold for the quarter ended March 31, 2005 as compared to the same period for 2004 reflects a lower average cost of handsets due to lower negotiated handset prices and increases in forecasted purchases resulting in greater volume discounts.
      Handset and Accessory Net Subsidy. The handset and accessory net subsidy primarily consists of handset subsidies, as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers and gross margin on accessory sales, which are generally higher margin products.
      Handset and accessory net subsidy as a percentage of handset and accessory revenues increased to 51% for the three months ended March 31, 2005 from 50% for the same period in 2004. This increase reflects an increase of about 22% in the number of handsets sold, partially offset by about an 11% decrease in the average subsidy per handset. The reduction in the average subsidy per handset reflects lower negotiated handset prices and increases in forecasted purchases resulting in greater volume discounts.
      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”
Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Selling and marketing	$595	16%	$495	16%	$100	20%
General and administrative	605	17%	476	15%	129	27%

Selling, general and administrative	$1,200	33%	$971	31%	$229	24%

      Selling and Marketing. The increase in selling and marketing expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 reflects:

•	a $53 million increase in dealer commission expenses in the first quarter 2005 as compared to the same period in 2004 primarily due to:

•	with respect to our Nextel branded service, a significant increase in the rate of commissions earned by indirect dealers and distributors and an increase in volume of handset sales delivered outside of our direct handset fulfillment system which results in increased commissions; and

•	commission expenses associated with the increase in Boost Mobile branded prepaid service subscribers;

•	a $22 million increase in sales payroll and related expenses primarily associated with a 23% increase in the number of Nextel stores between March 31, 2004 and March 31, 2005, and

•	a $15 million increase in advertising expenses primarily as a result of advertising and promotional costs related to the national expansion of our Boost Mobile branded prepaid service beginning in the first quarter 2005 and various other new advertising initiatives.
      General and Administrative. The increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 reflects:

•	a $66 million increase in customer care costs, including costs related to billing, collection and customer retention activities, primarily due to the costs to support a larger customer base, including customers of our Boost Mobile branded prepaid service, costs related to our customer Touch Point strategy and costs related to an upgrade and retention dealer compensation plan implemented during the third quarter 2004; and

•	a $62 million increase in personnel, facilities, professional fees and general corporate expenses due to technology initiatives, primarily related to product development and costs related to our proposed merger with Sprint.
      Our selling, general and administrative expenses as a percentage of operating revenues increased from the three months ended March 31, 2004 to the three months ended March 31, 2005 primarily as a result of the increases in billing, collection, customer retention and customer care activities, as well as costs related to our proposed merger with Sprint.
      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to the national expansion of our Boost Mobile branded prepaid service;

•	costs relating to the proposed merger with Sprint; and

•	increased costs associated with opening additional Nextel stores.

Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Three Months Ended
Depreciation	$503	14%	$432	14%	$71	16%
Amortization	4	—	11	—	(7)	(64)%

Depreciation and amortization	$507	14%	$443	14%	$64	14%

      Depreciation expense increased $71 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. Depreciation increased as a result of a 13% increase in transmitter and receiver sites in service and the shortening of the lives of some of our network assets, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets that generally have much shorter depreciable lives as compared to network assets.
      Amortization expense decreased $7 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 related to intangible assets, primarily customer lists, which became fully amortized in 2004.
Interest and Other.

			Change from
	March 31,		Previous Year

	2005	2004	Dollars	Percent

	(dollars in millions)
Three Months Ended
Interest expense	$(128)	$(154)	$26	17%
Interest income	13	8	5	63%
Loss on retirement of debt	(37)	(17)	(20)	(118)%
Equity in earnings of unconsolidated affiliates, net	17	—	17	NM
Realized gain on sale of investment	—	26	(26)	(100)%
Other, net	2	1	1	100%
Income tax provision	(89)	(33)	(56)	(170)%
Income available to common stockholders	589	593	(4)	(1)%

NM — Not Meaningful
      Interest Expense. The $26 million decrease in interest expense for the three months ended March 31, 2005 compared to the same period in 2004 primarily relates to:

•	a $64 million decrease in interest expense attributable to the reductions in the aggregate outstanding principal amount of our senior notes, as discussed below; partially offset by

•	a $38 million increase in interest expense attributable to our 5.95%, 6.875% and 7.375% senior notes issued in 2004 and 2005.
      Interest expense related to our senior notes decreased for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the purchase and retirement of $1,346 million in aggregate principal amount at maturity of our senior notes and convertible senior notes since the beginning of

2004, partially offset by the interest expense associated with the additional $500 million in aggregate principal amount of our 5.95% senior notes issued. We also entered into several non-cash debt-for-debt exchange transactions, exchanging $1,635 million in principal amount of higher yield interest rate notes for $1,780 million of lower interest rate notes with longer maturity periods. In addition, in 2004 and the first quarter 2005, we amended our credit facility to create a $4,000 million revolving credit facility and entered into a new secured term loan of $2,200 million allowing us to repay our then-existing term loans of $3,538 million and our then-outstanding revolving loan of $116 million.
      Interest Income. The $5 million increase in interest income for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is due to an increase in average interest rates during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      Loss on Retirement of Debt. For the three months ended March 31, 2005, we recognized a loss of $37 million on the extinguishment of the term loan under our credit facility representing the write-off of the related unamortized debt financing costs. For the three months ended March 31, 2004, we recognized a loss of $17 million on the retirement of some of our 9.5% senior notes representing the excess of the purchase prices over the carrying value of the purchased and retired notes and the write-off of the related unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps.
      Equity in Earnings of Unconsolidated Affiliates. The $17 million in equity in earnings of unconsolidated affiliates for the three months ended March 31, 2005 is primarily attributable to our equity method investment in Nextel Partners.
      Realized Gain on Investment. In the first quarter 2004, we tendered our interest in NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.
      Income Tax Provision. Our income tax provision increased from $33 million for the three months ended March 31, 2004 to $89 million for the three months ended March 31, 2005. Prior to June 30, 2004, we had recorded a full reserve against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred. Based on our cumulative operating results through June 30, 2004, and an assessment of our expected future operations at that time, we concluded that it was more likely than not that we would be able to realize the tax benefits of our federal net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards during the quarter ended June 30, 2004 and began recording an income tax provision based on applicable federal and state statutory rates. For the three months ended March 31, 2005, our income tax provision was $89 million consisting of an income tax provision of $267 million, based on the combined federal and state estimated statutory rate of 39%, and a net benefit of $178 million. The net benefit is derived from the release of the portion of the valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order, and capital gains that are more likely than not to be recognized on anticipated transactions. The benefit was partially offset by an increase in our tax reserves of $46 million.
C. Liquidity and Capital Resources
      As of March 31, 2005, we had total liquidity of $2,953 million available to fund our operations including $2,461 million of cash, cash equivalents and short-term investments and $492 million available under the revolving loan commitment of our bank credit facility, which takes into account the $2,500 million of availability pledged in connection with the letter of credit that we obtained in March 2005 as required under the terms of the Report and Order. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would increase the amount of available revolving loan commitments by the amount of the letter of credit reductions. Additional information regarding the Report and Order can be found in note 2 to the condensed consolidated financial statements in this Form 10-Q. The availability of the revolving credit commitments is subject to the terms and conditions of our credit facility. Our liquidity has decreased from December 31, 2004, when we had total liquidity of $4,806 million, due to the issuance of the letter of credit described above, offset by an increase in cash, cash equivalents and short-term investments of $647 million from December 31, 2004 to March 31, 2005. This increase in cash, cash equivalents and short-term investments is primarily due to cash provided by operating activities.
      As of March 31, 2005, we had working capital of $3,002 million compared to $2,598 million as of December 31, 2004. In addition to cash, cash equivalents and short-term investments, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligation. The increase in working capital is due to the increase in cash, cash equivalents and short-term investments discussed above, partially offset by the increase in amounts due to our related parties primarily due to the timing of scheduled payments to Motorola.
Cash Flows.

	Three Months		Change from
	Ended March 31,		Previous Year

	2005	2004	Dollars	Percent

	(dollars in millions)
Net cash provided by operating activities	$1,205	$1,244	$(39)	(3)%
Net cash used in investing activities	(574)	(521)	(53)	(10)%
Net cash provided by financing activities	85	158	(73)	(46)%
      Net cash provided by operating activities for the first quarter 2005 declined by $39 million over the first quarter 2004 primarily due to a $661 million increase in cash paid to our suppliers and employees in order to support the larger customer base, partially offset by a $613 million increase in cash received from our customers as a result of growth in our customer base.
      Net cash used in investing activities for the three months ended March 31, 2005 increased by $53 million over the three months ended March 31, 2004 due to:

•	a $73 million decrease in net proceeds from short-term investments;

•	a $77 million decrease in proceeds from sale of a portion of our investment in NII Holdings in 2004; partially offset by

•	a $65 million decrease in cash paid for capital expenditures; and

•	a $32 million decrease in cash paid for licenses, acquisitions, investments and other, net of cash acquired.
      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $619 million for the first quarter 2005 and $684 million for the first quarter 2004 and decreased primarily due to the timing of scheduled payments.
      We will incur capital expenditures as we continue to expand the capacity and geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features and the development of dispatch technologies and services. Additionally, we will incur expenditures related to retuning incumbents and our own facilities under the FCC’s Report and Order. See “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”
      Net cash provided by financing activities of $85 million during the three months ended March 31, 2005 consisted primarily of $68 million of net proceeds from the issuance of shares of our class A common stock primarily under our equity plans and $22 million of net proceeds from the refinancing of our term loan. Net cash provided by financing activities of $158 million during the three months ended March 31, 2004 consisted of $494 million of net proceeds from the sale of our 5.95% senior notes and $68 million of net proceeds from the issuance of shares of our class A common stock under our equity plans, partially offset by $191 million paid for the purchase and retirement of some of our senior notes and $165 million for repayments under our capital lease and $48 million of repayments under our long-term credit facility. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities that in the aggregate may be material.
D. Future Capital Needs and Resources
Capital Resources.
      As of March 31, 2005, our capital resources included $2,461 million of cash, cash equivalents and short-term investments and $492 million of available revolving loan commitments under our credit facility, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $2,953 million, which takes into account the $2,500 million of availability related to the letter of credit that we obtained in March 2005 as required under the terms of the Report and Order. The availability of the revolving credit commitments is subject to the terms and conditions of our credit facility. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding increase in the amount of available revolving loan commitments. Additional information regarding the Report and Order can be found in note 3 to the condensed consolidated financial statements in this Form 10-Q.
      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. To the extent we continue to generate sufficient cash flow from our operating activities to fund our investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines, is not sufficient to also fund expenditures, including, for example, those required under the FCC’s Report and Order that we recently accepted, or if significant additional funding is required for our investing activities, including, for example, for deployment of next generation technologies, we may be required to fund our investing activities by using our existing liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. Our ability to generate sufficient cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers, which in turn is dependent on our ability to attract new and retain existing customers;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	the amount of operating expenses required to provide our services, including network operating expenses and general and administrative expenses; and

•	the amount of non-operating expenses we are obligated to pay, consisting primarily of interest expense.
      As of March 31, 2005, our bank credit facility provided for total secured financing capacity of up to $6,200 million, which consisted of a $4,000 million revolving loan facility that matures on July 31, 2009, of which $1,000 million had been borrowed and $2,508 million had been utilized in connection with the issuance of letters of credit pursuant to that facility, and a $2,200 million term loan, all of which has been borrowed. In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. The new term loan provides for an initial interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the refinanced term loan. The interest rate on the new term loan automatically will adjust to the applicable rate of the existing $4,000 million revolving credit facility, currently LIBOR plus 100 basis points, on December 31, 2005, or earlier if the merger agreement between Nextel and Sprint is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which remains unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default.
      Our credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined in the credit agreement. The maturity dates of the loans may accelerate if we do not comply with these financial ratio tests, which could have a material adverse effect on our financial condition. As of March 31, 2005, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. Our credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in our debt ratings. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.
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
Capital Needs.
      We currently anticipate that our future funding needs will principally relate to:

•	operating expenses relating to our network;

•	capital expenditures, as discussed immediately below under “— Capital Expenditures;”

•	potential investments in new business opportunities and spectrum purchases, including amounts required to be expended in connection with the Report and Order;

•	potential material increases in the cost of compliance with regulatory mandates, particularly the requirement to deploy location-based Phase II E911 capabilities;

•	interest payments, and, in future periods, scheduled principal payments, related to our long-term debt, and any of our securities that we choose to purchase or redeem; and

•	other general corporate expenditures including the anticipated impact on our available cash of becoming a full federal cash taxpayer.
      The company resulting from the merger with Sprint may be obligated to make significant cash payments to holders of our senior notes. If the merger is completed, the resulting company will be required to make an offer to repurchase our outstanding non-convertible senior notes, $4,865 million of which were outstanding as of March 31, 2005, at a price equal to 101% of the then-outstanding principal amount, plus accrued and unpaid interest, unless:

•	Sprint Nextel’s long-term debt is rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor’s Service, Inc. for at least 90 consecutive days from the completion of the merger, or

•	with respect to three series of our notes (of which there was $4,780 million in principal amount outstanding as of March 31, 2005), both S&P and Moody’s reaffirm or increase the rating of all of our senior notes within 30 days from the completion of the merger or, with respect to any one of the three series, that series is rated investment grade by both S&P and Moody’s. As of March 31, 2005, both S&P and Moody’s have rated Sprint’s long-term debt as investment grade. These repurchase obligations do not apply if the merger with Sprint is not completed.
      Also, if the merger with Sprint is completed, the resulting company may be required to purchase the outstanding shares of Nextel Partners that we do not already own. See “— Future Contractual Obligations.”
      Although we generally are obligated to repay the loans under our credit facility if certain change of control events occur, in February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude the proposed merger with Sprint.
      Capital Expenditures. Our cash payments for capital expenditures during the first quarter 2005 totaled $619 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

•	the purchase and construction of additional transmitter and receiver sites and related equipment to enhance our existing iDEN network’s geographic coverage and to maintain our network quality;

•	amounts to be expended in connection with the Report and Order;

•	the enhancements to our existing iDEN technology to increase data speeds and voice capacity;

•	any potential future enhancement of our network through the deployment of next generation technologies; and

•	capital expenditures required to support our back office operations and additional Nextel stores.
      Our future capital expenditures are affected by our decisions with respect to the deployment of new technologies and the performance of current and future technology improvements. As described in more detail above and in our 2004 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network, particularly in areas where the amount of licensed spectrum available for our use is reduced in connection with the spectrum reconfiguration contemplated by the FCC’s Report and Order. Technology enhancements like the 6:1 voice coder are designed to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. Accordingly, if there are delays in the availability of these types of enhancements or if they do not perform as expected, additional capital expenditures could be required. Moreover, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services. See “— Forward-Looking Statements.”
      Future Contractual Obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of March 31, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

Future		Remainder					2010 and
Contractual Obligations	Total	of 2005	2006	2007	2008	2009	Thereafter

	(in millions)
Public senior notes	$8,871	$235	$368	$368	$368	$368	$7,164
Bank credit facility(1)	4,123	138	196	204	200	1,173	2,212
Preferred stock cash payments	245	—	—	—	—	—	245
Operating leases	3,058	387	542	507	452	380	790
Purchase obligations and other(2)	2,976	603	707	553	313	277	523

Total	$19,273	$1,363	$1,813	$1,632	$1,333	$2,198	$10,934

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	These amounts do not take into account costs to be paid over the next three years in connection with the Report and Order, which will be at least $2,801 million.
      In addition, we have about $2.5 billion of open purchase orders for goods or services as of March 31, 2005 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of March 31, 2005. We expect substantially all of these commitments to become due in the next twelve months. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $170 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments; however, the table does include the minimum contractual amounts. See note 5 to the condensed consolidated financial statements in this Form 10-Q for amounts paid to Motorola in the first quarter 2005.
      In addition, the table above does not reflect amounts that we may be required to, or elect to, pay with respect to the purchase of equity interests in Nextel Partners that we do not currently own. At March 31, 2005, we held approximately 32% of the common equity interests in Nextel Partners. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. The certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices.
      Specifically, during the 18-month period following completion of the proposed merger with Sprint, the holders of a majority of the Nextel Partners class A common stock can vote to require us to purchase all of the outstanding shares of Nextel Partners that we do not already own for the appraised fair market value of those shares. The Nextel Partners stockholders will not be entitled to take action if the proposed merger with Sprint is not completed. We do not know if the stockholders of Nextel Partners will elect to require us to purchase the Nextel Partners class A shares if the proposed merger with Sprint is completed. There are also a number of other circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock, which would continue to apply following completion of the proposed merger with Sprint. In general, we may pay the consideration for the purchase of the Nextel Partners class A common stock in the circumstances described above in cash, shares of our stock, or a combination of both.
      Subject to certain limitations and conditions, including possible deferrals by Nextel Partners, we will have the right to purchase the outstanding shares of Nextel Partners’ class A common stock on January 29, 2008. We may not transfer our interest in Nextel Partners to a third party before January 29, 2011, and Nextel Partners’ class A common stockholders have the right, and in specified instances the obligation, to participate in any sale of our interest. Additional information regarding the circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock can be found in our 2004 annual report on Form 10-K.
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
      Any of these events or circumstances could involve significant additional funding needs in excess of our anticipated cash flows from operating activities and the identified currently available funding sources, including our existing cash on hand and borrowings available under our revolving credit facility. If our existing capital resources are not sufficient to meet these funding needs, it would be necessary for us to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot currently predict with certainty, including:

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
Regulatory Update
      Truth in Billing and Consumer Protection. In March 2005, the FCC issued an order modifying the Truth in Billing rules applicable to commercial mobile radio service, or CMRS, licensees, like us. As part of the modifications, the FCC adopted a rule requiring that carriers’ bills and billing descriptions be brief, clear, not misleading and in plain language. The order also required all telecommunications carriers to separate on billing statements descriptions of assessments and fees that carriers recover from customers and remit to a governmental agency from administrative fees or other costs that carriers spend, recover or collect to comply with other government mandates. In addition, the order clarified that states were preempted under the Communications Act of 1934, as amended from either requiring or prohibiting carriers from listing state taxes, fees or assessments on billing statements. The FCC also is considering a proposal to adopt further federal rules governing carrier billing practices, including a proposal that may require carriers to provide all material rates and terms of service at the customer point-of-sale. The Truth in Billing rules and policies adopted in the order, along with future rules that may be adopted as part of the further notice could increase our billing and customer service costs. Also federal legislation has been proposed that calls for a wireless subscriber “bill of rights”, which, if enacted, could significantly increase the cost to us and other wireless providers of providing wireless services, and could, among other things, authorize the FCC to monitor cell phone service quality. In addition, over twenty states have commenced inquiries to examine the billing and advertising practices of certain nationwide wireless carriers and we have been requested to provide, and have provided, information relating to billing and advertising practices in connection with some of these inquiries.
      Local Number Portability. In 2004, wireless providers implemented nationwide telephone number portability, which enables customers to keep their telephone numbers when they change carriers within established geographic markets. The FCC also has issued rules mandating porting between wireless and wireline carriers, known as intermodal porting. The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC rules mandating intermodal porting. The court stated that the FCC had failed to study the impact of intermodal porting on small entities as defined by the Regulatory Flexibility Act, or RFA, and stayed enforcement of the intermodal porting rules as applied to small entities covered by the RFA. Some small wireline carriers from or to which prospective customers may attempt to port are covered by this stay. Also, certain small wireline carriers have received exemptions from various state utility commissions. Accordingly, until the FCC resolves this issue, we may not be able to port numbers to or from certain small wireline carriers.
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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the uncertainties related to our proposed merger with Sprint;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance, including any performance issues resulting from the reconfiguration of the 800MHz band as contemplated by the FCC’s Report and Order;

•	the timely development and availability of new handsets with expanded applications and features;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the absence of any significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	our ability to successfully scale our business and support operations in order to meet our goals for subscriber and revenue growth, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie features that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order and to deploy location-based E911 capabilities;

•	access to sufficient debt or equity capital to meet any operating and financing needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the LIBOR and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of March 31, 2005, we did not have any material derivative instruments.
      As of March 31, 2005, we held $266 million of short-term investments and $2,195 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments, and cash and cash equivalents, results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.
      The table below summarizes our remaining interest rate risks as of March 31, 2005 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, finance obligations and mandatorily redeemable preferred stock in effect at March 31, 2005. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

•	quoted market prices for senior notes, loans under our bank credit facility and mandatorily redeemable preferred stock; and

•	present value of future cash flows for our finance obligation using a discount rate available for similar obligations.
      Notes 6, 7, and 8 to the consolidated financial statements included in our 2004 annual report on Form 10-K contain descriptions and significant changes in outstanding amounts of our senior notes, bank credit facility, finance obligation, interest rate swap agreements and mandatorily redeemable preferred stock and should be read together with the following table.

	Year of Maturity
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligation
Fixed Rate(1)	$—	$—	$—	$—	$—	$5,723	$5,723	$5,805
Average Interest Rate	8%	8%	8%	8%	8%	7%	7%
Variable Rate	$—	$—	$—	$—	$1,000	$2,200	$3,200	$3,190
Average Interest Rate	—	—	—	—	4%	4%	4%

(1)	Amounts individually round to less than $1 million annually, except where otherwise noted.
Item 4.     Controls and Procedures.
      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.
      As discussed in our 2004 annual report on Form 10-K, in the first quarter 2005, we effected a change in our internal control over financial reporting to remediate internal control deficiencies in our lease accounting policies and practices. Additionally, as a matter of course, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have been no other changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

PART II — OTHER INFORMATION.
Item 1.     Legal Proceedings.
      We are involved in certain legal proceedings that are described in our 2004 annual report on Form 10-K. Except as described in note 6 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, during the three months ended March 31, 2005, there were no material developments in the status of those legal proceedings.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.
Item 6.     Exhibits.

Exhibit
Number	Exhibit Description

15	Letter in Lieu of Consent for Review Report
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL COMMUNICATIONS, INC.

By:	/s/ William G. Arendt

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)
Date: May 10, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

15	Letter in Lieu of Consent for Review Report
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications