Form 10-Q
period 2005-06-30
NEXTEL COMMUNICATIONS INC
filed 2005-07-29
CIK 824169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]          No [     ]
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 22, 2005

Class A Common Stock, $0.001 par value	1,110,244,006
Class B Nonvoting Common Stock, $0.001 par value	29,660,000

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements — Unaudited.
NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(in millions)
Unaudited

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$2,286	$1,479
Short-term investments	488	335
Accounts receivable, less allowance for doubtful accounts of $65 and $64	1,613	1,452
Due from related parties	243	132
Handset and accessory inventory	380	322
Deferred tax assets	911	882
Prepaid expenses and other current assets	700	605

Total current assets	6,621	5,207
Investments	509	360
Property, plant and equipment, net of accumulated depreciation of $8,314 and $7,340	10,279	9,613
Intangible assets, net of accumulated amortization of $20 and $62	7,728	7,223
Other assets	289	341

	$25,426	$22,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,004	$986
Accrued expenses and other	1,453	1,304
Due to related parties	660	297
Current portion of long-term debt	—	22

Total current liabilities	3,117	2,609
Long-term debt	8,576	8,527
Deferred income taxes	2,028	1,781
Other liabilities	687	311

Total liabilities	14,408	13,228

Commitments and contingencies (note 6)
Mandatorily redeemable preferred stock	7	108
Stockholders’ equity
Common stock, class A, 1,114 and 1,088 shares issued; 1,108 and 1,088 shares outstanding	1	1
Common stock, class B, nonvoting convertible, 30 and 36 shares issued; 30 shares outstanding	—	—
Paid-in capital	12,966	12,610
Accumulated deficit	(2,234)	(3,363)
Treasury stock, at cost	(141)	(141)
Deferred compensation, net	(40)	(33)
Accumulated other comprehensive income	459	334

Total stockholders’ equity	11,011	9,408

	$25,426	$22,744

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Six and Three Months Ended June 30, 2005 and 2004
(in millions, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues
Service revenues	$6,695	$5,715	$3,439	$2,939
Handset and accessory revenues	732	677	380	350

	7,427	6,392	3,819	3,289

Operating expenses
Cost of service (exclusive of depreciation included below)	1,150	891	598	455
Cost of handset and accessory revenues	1,093	985	561	496
Selling, general and administrative	2,451	2,049	1,251	1,078
Depreciation	1,020	874	517	442
Amortization	6	22	2	11

	5,720	4,821	2,929	2,482

Operating income	1,707	1,571	890	807

Other (expense) income
Interest expense	(256)	(309)	(128)	(155)
Interest income	31	15	18	7
Loss on retirement of debt	(37)	(51)	—	(34)
Equity in earnings (losses) of unconsolidated affiliates, net	39	(2)	22	(2)
Realized gain on sale of investment	—	26	—	—
Other, net	6	3	4	2

	(217)	(318)	(84)	(182)

Income before income tax (provision) benefit	1,490	1,253	806	625
Income tax (provision) benefit	(361)	684	(272)	717

Net income	1,129	1,937	534	1,342
Mandatorily redeemable preferred stock dividends and accretion	(16)	(4)	(10)	(2)

Income available to common stockholders	$1,113	$1,933	$524	$1,340

Earnings per common share
Basic	$0.99	$1.74	$0.46	$1.21

Diluted	$0.97	$1.67	$0.46	$1.16

Weighted average number of common shares outstanding
Basic	1,125	1,108	1,129	1,110

Diluted	1,143	1,168	1,146	1,173

Comprehensive income, net of income tax
Unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	$125	$67	$49	$(10)
Reclassification adjustment for gain included in net income	—	(12)	—	—
Foreign currency translation adjustment	—	2	—	—

Other comprehensive income (loss)	125	57	49	(10)
Net income	1,129	1,937	534	1,342

Comprehensive income, net of income tax	$1,254	$1,994	$583	$1,332

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2005
(in millions)
Unaudited

										Accumulated Other
										Comprehensive Income
	Class A		Class B
	Common Stock		Common Stock				Treasury Stock			Unrealized	Cumulative
					Paid-in	Accumulated			Deferred	Gain on	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2005	1,088	$1	30	$—	$12,610	$(3,363)	6	$(141)	$(33)	$337	$(3)	$9,408
Net income						1,129						1,129
Other comprehensive income										125		125
Common stock issued under equity plans and other	15	—			201							201
Conversion of mandatorily redeemable preferred stock into common stock	5	—			105							105
Deferred compensation					17				(7)			10
Release of valuation allowance attributable to stock options					49							49
Mandatorily redeemable preferred stock dividends and accretion					(16)							(16)

Balance, June 30, 2005	1,108	$1	30	$—	$12,966	$(2,234)	6	$(141)	$(40)	$462	$(3)	$11,011

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(in millions)
Unaudited

	2005	2004

Cash flows from operating activities
Net income	$1,129	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior notes	12	11
Provision for losses on accounts receivable	80	68
Amortization of deferred gain from sale of towers	(28)	(53)
Depreciation and amortization	1,026	896
Loss on retirement of debt	37	51
Equity in (earnings) losses of unconsolidated affiliates, net	(39)	2
Realized gain on investment	—	(26)
Net tax benefit from the release of valuation allowance	(203)	(761)
Deferred income tax provision	469	30
Other, net	24	19
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(240)	(173)
Handset and accessory inventory	(60)	(246)
Prepaid expenses and other assets	(117)	(237)
Accounts payable, accrued expenses and other	261	487

Net cash provided by operating activities	2,351	2,005

Cash flows from investing activities
Capital expenditures	(1,520)	(1,188)
Purchases of short-term investments	(594)	(1,116)
Proceeds from maturities and sales of short-term investments	442	1,275
Payments for purchases of licenses, investments and other	(72)	(243)
Proceeds from sale of investment	—	77

Net cash used in investing activities	(1,744)	(1,195)

Cash flows from financing activities
Borrowings under long-term credit facility	2,200	—
Repayments under long-term credit facility	(2,178)	(139)
Proceeds from issuance of debt securities	—	494
Purchase and retirement of debt securities	—	(827)
Proceeds from issuance of stock	190	104
Payment for capital lease buy-out	—	(156)
Repayments under capital lease obligation	—	(9)
Preferred stock dividends and other	(12)	(1)

Net cash provided by (used in) financing activities	200	(534)

Net increase in cash and cash equivalents	807	276
Cash and cash equivalents, beginning of period	1,479	806

Cash and cash equivalents, end of period	$2,286	$1,082

The accompanying notes, including note 5 “— Related Party Transactions,” are an integral part of these condensed consolidated financial statements.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.	Basis of Presentation
      Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. You should not expect the results of operations for interim periods to be an indication of the results for a full year. You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2004 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2005.
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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Income available to common stockholders — basic	$1,113	$1,933	$524	$1,340
Interest expense and preferred stock accretion eliminated upon the assumed conversion of:
5.25% convertible senior notes due 2010	—	—	—	8
6% convertible senior notes due 2011	—	16	—	7
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	5	—	3

Income available to common stockholders — diluted	$1,113	$1,954	$524	$1,358

Weighted average number of common shares outstanding — basic	1,125	1,108	1,129	1,110
Effect of dilutive securities:
Equity plans	18	33	17	31
5.25% convertible senior notes due 2010	—	—	—	8
6% convertible senior notes due 2011	—	22	—	19
Zero coupon convertible preferred stock mandatorily redeemable 2013	—	5	—	5

Weighted average number of common shares outstanding — diluted	1,143	1,168	1,146	1,173

Earnings per common share
Basic	$0.99	$1.74	$0.46	$1.21

Diluted	$0.97	$1.67	$0.46	$1.16

      About 12 million shares issuable upon the assumed conversion of our convertible senior notes and zero coupon convertible preferred stock could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2005 due to their antidilutive effects. Additionally, about 14 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
earnings per common share for the six and three months ended June 30, 2005 as the exercise prices exceeded the average market price of our class A common stock during these periods.
      About 8 million shares issuable upon the assumed conversion of certain of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2004 due to their antidilutive effects. All shares issuable upon the assumed conversion of our convertible senior notes were included in the calculation of diluted earnings per common share for the three months ended June 30, 2004 due to their dilutive effects. Additionally, about 29 million shares issuable under our equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the six and three months ended June 30, 2004 as the exercise prices exceeded the average market price of our class A common stock during these periods.
      Stock-Based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is recognized on a straight-line basis over the vesting period and is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the class A common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles. We recorded stock-based compensation expense of $11 million and $5 million for the six months ended June 30, 2005 and 2004, and $6 million and $4 million for the three months ended June 30, 2005 and 2004.
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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions, except per share amounts)
Income available to common stockholders, as reported	$1,113	$1,933	$524	$1,340
Stock-based compensation expense included in reported net income, net of income tax of $4, $0, $2 and $0	6	5	3	4
Stock-based compensation expense determined under fair value based method, net of income tax of $57, $0, $29 and $0	(89)	(118)	(45)	(63)

Income available to common stockholders, pro forma	$1,030	$1,820	$482	$1,281

Earnings per common share
As reported
Basic	$0.99	$1.74	$0.46	$1.21

Diluted	$0.97	$1.67	$0.46	$1.16

Pro forma
Basic	$0.92	$1.64	$0.43	$1.15

Diluted	$0.90	$1.58	$0.42	$1.11

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2005	2004

	(in millions)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$1,520	$1,188
Changes in capital expenditures accrued, unpaid or financed	166	(65)

	$1,686	$1,123

Interest costs
Interest expense	$256	$309
Interest capitalized	4	5

	$260	$314

Cash paid for interest, net of amounts capitalized	$238	$310

Cash received for interest	$31	$13

Cash paid for income taxes	$134	$38

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
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R (revised 2004), “Share-Based Payment.” The statement is a revision of SFAS No. 123, and supercedes APB Opinion No. 25. The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and contemplates a number of alternative transition methods for implementing the statement in the period in which it is adopted. In April 2005, the SEC delayed the effective date of this statement for most public companies. This statement is now effective for annual periods that begin after June 15, 2005. We are still in the process of determining the amount of the impact that the adoption of SFAS No. 123R will have on our consolidated statements of operations in the reporting period in which it is adopted and for the periods following its adoption and the transition method we will use.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for nonmonetary exchanges that do not have

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are in the process of determining the impact of the adoption of SFAS No. 153. However, we do not expect that the adoption of this statement will have a material impact on our consolidated statements of operations or consolidated balance sheets in the reporting period in which it is adopted or for the periods following its adoption.
      In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We are in the process of determining the impact of the adoption of EITF Issue No. 05-6. However, we do not expect that the adoption of this issue will have a material impact on our consolidated statements of operations or consolidated balance sheets in the reporting period in which adopted or for those periods following adoption.

Note 2.	Intangible Assets

		June 30, 2005			December 31, 2004

		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

	(in millions)
Amortized intangible assets
Customer lists	3 years	$3	$3	$—	$40	$38	$2
Spectrum sharing and noncompete agreements and other	Upto 10 years	66	17	49	77	24	53

		69	20	49	117	62	55

Unamortized intangible assets
FCC licenses	Indefinite	7,651		7,651	7,140		7,140
Goodwill	Indefinite	28		28	28		28

		7,679		7,679	7,168		7,168

Total intangible assets		$7,748	$20	$7,728	$7,285	$62	$7,223

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
      We have accounted for this transaction as a nonmonetary exchange in accordance with APB Opinion No. 29. Accordingly, upon our acceptance of the Report and Order, we recorded the spectrum rights for the 1.9 GHz and the 800 MHz spectrum that we received under the Report and Order as FCC licenses at a value equal to the book value of the spectrum rights for the 800 MHz and 700 MHz spectrum that we surrendered under the Report and Order plus an amount equal to the portion (preliminarily estimated at $430 million) of the reconfiguration costs that represents our current estimate of amounts to be paid under the Report and Order that will not benefit our infrastructure or spectrum positions. We have recorded no gain or loss as this transaction did not represent the culmination of an earnings process. We account for all other costs incurred pursuant to the Report and Order that relate to our spectrum and infrastructure, when expended, either as fixed assets or as additions to the FCC license intangible asset, consistent with our accounting and capitalization policy. The following table presents the activities related to the Report and Order during the six months ended June 30, 2005:

	December 31,	Acceptance of		June 30,
	2004	Report and	Costs	2005
	Balance	Order	Incurred	Balance

	(in millions)
Property, plant and equipment	$—	$—	$193	$193
FCC licenses	—	430	18	448
Recorded liabilities under the Report and Order, including current portion	—	(430)	24	(406)

	$—	$—	$235	$235

      As of June 30, 2005, we had submitted $9 million in costs to the Transition Administrator under the Report and Order, all of which had been approved for credit against the $2,801 million obligation. We will seek credit against the $2,801 million minimum obligation for substantially all of the remaining $226 million of reconfiguration-related costs incurred through June 30, 2005. As of June 30, 2005, assuming full credit for expenditures made to date, our remaining minimum obligation would have been $2,566 million.
      During the six months ended June 30, 2005, we also wrote-off $48 million of fully amortized customer lists, non-compete agreements and other intangible assets with finite lives. For intangible assets with finite lives, we recorded aggregate amortization expense of $6 million and $2 million for the six months and three months ended June 30, 2005. We recorded aggregate amortization expense of $22 million and $11 million for the six months and three months ended June 30, 2004.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Long-Term Debt and Mandatorily Redeemable Preferred Stock

			Borrowings,
	December 31,		Debt-for-Debt	June 30,
	2004		Exchanges	2005
	Balance	Retirements	and Other	Balance

	(dollars in millions)
5.25% convertible senior notes due 2010	$607	$—	$—	$607
9.5% senior serial redeemable notes due 2011, including a deferred premium of $7 and $3	214	—	(126)	88
6.875% senior serial redeemable notes due 2013, including a deferred premium of $5 and $7 and net of an unamortized discount of $58 and $60	1,364	—	56	1,420
5.95% senior serial redeemable notes due 2014, including a deferred premium of $12 and $14 and net of unamortized discount of $59 and $63	1,046	—	75	1,121
7.375% senior serial redeemable notes due 2015, net of unamortized discount of $3 and $3	2,134	—	—	2,134
Bank credit facility	3,178	(2,178)	2,200	3,200
Other	6	—	—	6

Total long-term debt	8,549	$(2,178)	$2,205	8,576

Less current portion	(22)			—

	$8,527			$8,576

	December 31,		Preferred Stock	June 30,
	2004		Exchange and	2005
	Balance	Accretion	Conversion	Balance

	(in millions)
Zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; stated at accreted liquidation preference value at 9.25% compounded quarterly; 245,245 and 0 shares issued and outstanding	$108	$3	$(111)	$—
Series B zero coupon convertible preferred stock mandatorily redeemable 2013, no dividend; stated at accreted liquidation preference value at 9.25% compounded quarterly; 0 and 15,695 shares issued and outstanding	—	1	6	7

Total mandatorily redeemable preferred stock	$108	$4	$(105)	$7

      Debt-for-Debt Exchanges. During the six months ended June 30, 2005, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $122 million in principal amount of the 9.5% senior notes for a total of $133 million in principal amount of new senior notes. The new senior notes consist of $77 million in principal amount of 5.95% senior notes issued at a $7 million discount to their principal amount, and $56 million in principal amount of 6.875% senior notes issued at a $4 million discount to their principal amount. As a result, the $4 million of the deferred premium resulting from the settlement of a fair value hedge associated with the 9.5% senior notes is now associated with the 5.95% and 6.875% senior notes and will be recognized as an adjustment to interest expense over the remaining lives of the 5.95% and 6.875% senior notes. During the three months ended June 30, 2005, we did not enter into any non-cash debt-for-debt exchange transactions with holders of our securities.

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      During the three months ended June 30, 2004, we entered into several non-cash debt-for-debt exchange transactions with holders of our securities. As a result, we exchanged $326 million in principal amount of our 9.375% senior notes for a total of $350 million in principal amount of new senior notes. The new senior notes consisted of $213 million in principal amount of 6.875% senior notes issued at a $16 million discount to their principal amount, and $137 million in principal amount of 7.375% senior notes issued at an $11 million discount to their principal amount.
      In July 2005, we commenced an offer to exchange our 7.375%, 6.875% and 5.95% senior notes for an equal aggregate principal amount of new senior notes. Additional information regarding the offer can be found in note 7 below.
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
      Bank Credit Facility. In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. The new loan provides for an initial interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the refinanced term loan. The interest rate on the new term loan automatically will adjust to the applicable rate of the existing $4,000 million revolving credit facility, currently LIBOR, plus 100 basis points, on December 31, 2005 or earlier if the merger agreement between us and Sprint Corporation is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which remains unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default. This transaction was accounted for as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Thus, we recognized a $37 million loss in other income (expense) in the accompanying condensed consolidated statements of operations, representing the write-off of unamortized debt financing costs associated with the old term loan.
      In February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude our proposed merger with Sprint.
      In June 2005, we delivered a $2,500 million letter of credit as required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was issued pursuant to our bank credit facility and results in a corresponding reduction in the amount available under our revolving credit facility. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
increase in the amount of available revolving loan commitments.
      Mandatorily Redeemable Preferred Stock. In March 2005, we commenced a consent solicitation with respect to our outstanding zero coupon convertible preferred stock, or zero coupon preferred stock, to effect certain proposed amendments to the terms of the zero coupon preferred stock and to the related certificate of designation, primarily to provide incentives to holders of the zero coupon preferred stock to convert their shares into shares of our class A common stock. We received consents from holders of all of the outstanding zero coupon preferred stock and, pursuant to the terms of the consent solicitation, made a cash consent payment of $15.00 per share, or a total of $4 million, to those holders during the three months ended March 31, 2005, which has been recorded as preferred stock dividends in the accompanying condensed consolidated statement of changes in stockholders’ equity.
      During the three months ended June 30, 2005, we completed an offer to exchange any and all outstanding shares of the zero coupon preferred stock for an equal number of shares of our newly issued series B zero coupon preferred stock, or series B preferred stock, the terms of which are substantially identical to the terms of the zero coupon preferred stock after giving effect to the proposed amendments, including the right to receive the special dividend of $30.00 per share payable upon conversion of the series B preferred stock into shares of our class A common stock and the acceleration of the date on which the series B preferred stock may be redeemed. The exchange offer was made to give all holders of series B preferred stock an opportunity to realize the benefits of the proposed amendments without having to wait for the amendments to be approved by the holders of our common stock. All of the shares of outstanding zero coupon preferred stock were properly tendered and accepted, and during the three months ended June 30, 2005, we issued shares of our series B preferred stock in the exchange at the liquidation preference value of $111 million.
      The series B preferred stock is convertible, at the option of the holder, at any time prior to the close of business on December 23, 2013 into shares of our class A common stock at an initial conversion rate of 19.4882 shares of class A common stock for every share of series B preferred stock. As of June 30, 2005, holders of the series B preferred stock have converted 229,550 of their shares into 4.5 million shares of our class A common stock at the liquidation preference value of $105 million. As a result of these transactions, we recorded the related special dividend of $7 million as preferred stock dividends in the accompanying condensed consolidated statement of changes in stockholders’ equity and the write-off of unamortized debt financing costs related to the zero coupon preferred stock. In July 2005, all of the remaining shares of the series B preferred stock were converted to our class A common stock.
      We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions that in the aggregate may be material.

Note 4.	Income Taxes
      We maintain a valuation allowance against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Historically, our valuation allowance has included amounts primarily for the benefit of net operating loss carryforwards, as well as for capital loss carryforwards, separate return net operating loss carryforwards and the tax benefit of stock option deductions relating to employee compensation. Prior to June 30, 2004, we had recorded a full valuation allowance against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions)
Federal and state current and deferred income tax expense	$(564)	$(217)	$(297)	$(184)
Valuation allowance release	203	901	25	901

Income tax (provision) benefit	$(361)	$684	$(272)	$717

      For the six and three months ended June 30, 2005, our income tax provision was based on the combined federal and state estimated statutory rate of about 39%. The net benefit for these periods is derived primarily from the release of the portion of valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order during first quarter 2005, and capital gains that are more likely than not to be recognized on anticipated transactions. The benefit was partially offset by an increase in our tax reserves of $46 million during the first quarter 2005.
      During the six months ended June 30, 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. Additionally, we released the valuation allowance attributable to the tax benefit of stock option deductions and credited stockholders’ equity by $389 million. For the three months ended June 30, 2004, we recorded a $717 million tax benefit that includes the valuation allowance reversal discussed above, net of accrued amounts for current and prior years’ federal and state income taxes.
      As of June 30, 2005, our valuation allowance of $409 million was comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required.

Note 5.	Related Party Transactions
      We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results and have the potential to have such an impact in the future. Of these, we believe that our relationships with Motorola, Inc., Nextel Partners, Inc., and NII Holdings, Inc., all of which are deemed to be related parties of ours for purposes of financial reporting under generally accepted accounting principles, are the most significant.
      In December 2004, in contemplation of our merger agreement with Sprint, and to help facilitate a tax-free spin off of Sprint’s local wireline business following the merger, we entered into an agreement with Motorola under which Motorola agreed, subject to the terms and conditions of the agreement, not to enter into a transaction that constitutes a disposition of its class B common stock of Nextel or shares of nonvoting common stock to be issued to Motorola in connection with the merger of Sprint and Nextel. In consideration of Motorola’s compliance with the terms of this agreement, upon the occurrence of certain events, we agreed to pay Motorola a consent fee of $50 million, which Motorola must return to us upon the occurrence of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
certain events, including, specifically, if the merger with Sprint is not completed. In July 2005, we paid the consent fee to Motorola.
      During the second quarter 2005, Motorola sold about 12 million shares of its class A common stock of Nextel. As a result, as of June 30, 2005, Motorola owned less than 5% of our outstanding class A common stock, assuming the conversion of its class B common stock of Nextel.
      As of June 30, 2005, we owned about 31% of the outstanding common stock of Nextel Partners. Nextel Partners recently filed preliminary proxy materials with the SEC regarding a potential exercise of certain “put rights” that may arise upon completion of the currently pending Sprint/ Nextel merger, the closing of which will entitle Nextel Partners stockholders to trigger a process that would lead to the purchase of all outstanding Nextel Partners common shares that we do not own. The put process can be initiated at the request of the holders of at least 20% of the Nextel Partners shares. Nextel Partners’ certificate of incorporation specifies steps for this process and for determining “fair market value,” which would be the price at which we could be required to purchase the Nextel Partners shares. These put rights do not arise if the merger with Sprint is not completed.
      As of June 30, 2005, we owned about 16% of the outstanding common stock of NII Holdings.
      We paid a total of $1,635 million during the six months ended June 30, 2005 and $1,563 million during the six months ended June 30, 2004 to these related parties, net of discounts and rebates, for infrastructure, handsets and related costs, net roaming charges and other costs. We received a total of $34 million during the six months ended June 30, 2005 and $33 million during the six months ended June 30, 2004 from these related parties for providing telecommunication switch, engineering and technology, marketing and administrative services. As of June 30, 2005, we had $243 million due from these related parties and $657 million due to these related parties. We also had a $170 million prepayment recorded in prepaid expenses and other assets on our condensed consolidated balance sheet related to handset and network infrastructure to be provided by Motorola in the future. As of December 31, 2004, we had $132 million due from these related parties and $294 million due to these related parties.

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
      A number of lawsuits have been filed against us in several state and federal courts around the United States, challenging the manner by which we recover the costs to us of federally mandated universal service, Telecommunications Relay Service payment requirements imposed by the FCC, and the costs (including costs to implement changes to our network) to comply with federal regulatory requirements to provide enhanced 911, or E911, telephone number pooling and telephone number portability. In general, these plaintiffs claim that our rate structure that breaks out and assesses federal program cost recovery fees on monthly customer bills is misleading and unlawful. The plaintiffs generally seek injunctive relief and damages on behalf of a class of customers, including a refund of amounts collected under these regulatory line item assessments. We have reached a preliminary settlement with the plaintiff, who represents a nationwide class of

NEXTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
affected customers, in one of the lawsuits that challenged the manner by which we recover the costs to comply with federal regulatory requirements to provide E911, telephone number pooling and telephone number portability. The settlement has been approved by the court and affirmed by the United States Court of Appeals for the Seventh Circuit, but a petition for certiorari was filed with the U.S. Supreme Court. If not appealed successfully, the settlement would render moot a majority of these lawsuits, and would not have a material effect on our business or results of operations.
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
      See note 2 for information regarding our obligations under the FCC’s Report and Order.

Note 7.	Subsequent Events
      Exchange Offer and Consent Solicitations. In July 2005, we commenced an offer to exchange any and all of our outstanding 7.375%, 6.875% and 5.95% senior notes, which we refer to as the original series of senior notes, for an equal aggregate principal amount of newly issued series of 7.375%, 6.875% and 5.95% senior notes, which we refer to as the exchange series of senior notes. We are also soliciting consents from the holders of all of the original series of senior notes to effect certain proposed amendments to the terms of the original series of senior notes and the related indenture.
      The exchange series of senior notes to be issued in the exchange offer will be substantially identical to the corresponding original series of senior notes with the exception that, among other items, the exchange series of senior notes will have the benefit of a new covenant under which we will undertake to seek from Sprint, following consummation of the proposed merger between us and a subsidiary of Sprint, a guarantee of our payment obligations with respect to the exchange series of senior notes. The proposed amendments to the indenture being sought in the consent solicitation provide, among other items, that certain of the restrictive covenants relating to the original series of senior notes will terminate upon the earlier of (i) the consummation of the proposed merger between us and Sprint or (ii) the original series of senior notes achieving a rating of investment grade. Under the terms of the consent solicitation, to effect the amendments, we must receive consents from holders of not less than a majority in aggregate principal amount at stated maturity of all outstanding original series of senior notes, with the holders of all such series of notes voting together as a single class on or prior to the expiration date of August 5, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nextel Communications, Inc.
Reston, Virginia
      We have reviewed the accompanying condensed consolidated balance sheet of Nextel Communications, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
July 28, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.	Overview

Company Overview.
      The following is a discussion and analysis of our consolidated financial condition and results of operations for the six-and three-month periods ended June 30, 2005 and 2004, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance. See “— Forward-Looking Statements.”
      We are a leading provider of wireless communications services in the United States. We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, walkie-talkie services including our Nextel Nationwide Direct ConnectSM and Nextel International Direct ConnectSM walkie-talkie features, and wireless data transmission services. As of June 30, 2005, we provided service to over 17.8 million subscribers, which consisted of 16.1 million subscribers of Nextel-branded service and 1.7 million subscribers of Boost MobileTM branded prepaid service. For the six months ended June 30, 2005, we had operating revenues of $7,427 million and income available to common stockholders of $1,113 million. We ended the second quarter 2005 with over 19,000 employees.
      Our all-digital packet data network is based on integrated Digital Enhanced Network, or iDEN®, wireless technology provided by Motorola, Inc. We, together with Nextel Partners, Inc., currently utilize the iDEN technology to serve 297 of the top 300 U.S. markets where about 264 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As of June 30, 2005, we owned about 31% of the outstanding common stock of Nextel Partners. In addition, as of June 30, 2005, we owned about 16% of the outstanding common stock of NII Holdings, Inc., which provides wireless communications services primarily in selected Latin American markets. We have agreements with NII Holdings that enable our subscribers to use our Direct Connect walkie-talkie features in the Latin American markets that it serves as well as between the United States and those markets.
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
      The Sprint Nextel board of directors initially will consist of 14 directors, seven from each company, including two co-lead independent directors, one from Sprint and one from our board of directors. Sprint Nextel will have its executive headquarters in Reston, Virginia, and its operational headquarters in Overland Park, Kansas. Gary D. Forsee, currently Chairman and Chief Executive Officer of Sprint, will become President and Chief Executive Officer of Sprint Nextel. Timothy M. Donahue, our President and Chief Executive Officer, will become Chairman of Sprint Nextel.

      This quarterly report on Form 10-Q relates only to Nextel Communications, Inc. and its direct and indirect subsidiaries prior to consummation of the merger. The merger is expected to close in the third quarter 2005 and is subject to regulatory approvals, as well as other customary closing conditions. As a result, there can be no assurances that the merger will be completed or as to the timing thereof. The merger agreement contains certain termination rights for both Sprint and us and further provides for the payment of a termination fee of $1,000 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.

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
      We believe that the wireless communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Consolidation within the industry involving other carriers has created and may continue to create large, well-capitalized competitors, many of which are affiliated with incumbent local exchange carriers, including the former Regional Bell Operating Companies, that offer or have the capability to offer bundled telecommunications services that include local, long distance and data services, thereby increasing the level of competition. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of business users, government agencies and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect walkie-talkie features, that make it easier for them to get things done quickly and efficiently. A number of our competitors have launched or announced plans to launch services that are designed to compete with our Direct Connect services. Although we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use, in the event that our competitors are able to provide walkie-talkie service comparable to ours, one of our key competitive advantages would be reduced. Consequently, in an effort to continue to provide differentiated products and services that are attractive to this targeted customer base, and to enhance the quality of our service:

•	we placed about 1,020 transmitter and receiver sites in service during the six months ended June 30, 2005 to accommodate the 800 megahertz, or MHz, band spectrum reconfiguration discussed below and to both improve the geographic coverage of our network and to meet the capacity needs of our growing customer base;

•	we continue to develop customized solutions that support a broad range of applications including Group ConnectSM walkie-talkie applications and a variety of location-based services that allow business users to more effectively and efficiently manage their business; and

•	we have developed an enhancement to our existing iDEN technology, known as WiDENSM, designed to increase the data speeds of our network by up to four times the current speeds.
      We continually seek the appropriate balance between our cost to acquire a new customer and the lifetime value for that customer. We focus our marketing efforts principally on identifying and targeting high-value customers that recognize the value of our unique service offerings, and focus our advertising efforts on communicating the benefits of our services to those targeted groups. We are the title sponsor of the NASCAR NEXTEL Cup SeriesTM, the premier racing series of the National Association for Stock Car Auto Racing, or NASCAR®, and one of the most popular sports in the United States. Our marketing and advertising initiatives associated with this 10-year sponsorship provide unique exposure for our products and services to an estimated 75 million loyal NASCAR racing fans throughout the United States, many of whom fall within our targeted customer groups. We continue to build upon our “Nextel. Done.TM” branding and related advertising initiatives that focus attention on productivity, speed, and getting things done. We are also exploring other markets and customers that have the potential to support future profitable growth. For example, we offer prepaid wireless services marketed under our Boost Mobile brand as a means to target the youth and prepaid calling wireless markets. The number of subscribers to our Boost Mobile branded prepaid service has grown from about 600,000 at June 30, 2004 to 1.7 million at June 30, 2005.
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
      Because the wireless communications industry continues to be highly competitive, particularly with regard to customer pricing plans, we are continually seeking new ways to create or improve capital and operating efficiencies in our business in order to maintain our operating margins. In 2005, we expanded our customer convenient, and cost-efficient, distribution channels by opening additional retail stores. We had over 800 Nextel stores as of June 30, 2005.
      We continually seek to cost-efficiently optimize the performance of our nationwide network. As described in more detail in our 2004 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network. We are realizing the benefits of this upgrade as handsets that operate using the 6:1 voice coder for wireless interconnection are introduced into our customer base. Handsets that operate in both modes now make up nearly all of the handsets that we sell. We have activated 6:1 voice coder network software in all of our markets. We rely on Motorola to provide us with handsets and the infrastructure and software enhancements discussed above and others that are designed to improve the capacity and quality of our network. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except the BlackBerry® devices, which are manufactured by Research In Motion.
      We also continue to focus on reducing our financing expenses by taking steps to reduce our borrowing costs while extending our debt maturities and maintaining or increasing our overall liquidity. During the six months ended June 30, 2005, we entered into a secured term loan agreement of $2,200 million, the proceeds of which were used to refinance our outstanding term loan of $2,178 million. In addition, during the six-month period ended June 30, 2005, we issued $133 million in aggregate principal amount of our 5.95% and 6.875% senior notes in exchange for $122 million in aggregate principal amount of our 9.5% senior notes, which had the effect of reducing our borrowing costs and extending maturities. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations, and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities, that in the aggregate may be material.
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
      In June 2005, we delivered a $2,500 million letter of credit that was required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was issued pursuant to our bank credit facility and results in a corresponding reduction in the amount available under the revolving credit facility. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding increase in the amount of available revolving loan commitments.

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
      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from handset and accessory sales. Service revenues primarily include fixed monthly access charges for mobile telephone, Nextel Direct Connect and other wireless services, variable charges for mobile telephone and Nextel Direct Connect usage in excess of plan minutes, long-distance charges derived from calls placed by our customers and activation fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical minutes and represented less than 10% of our accounts receivable balance as of June 30, 2005. Our estimates have been consistent with our actual results.
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
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because we have well over eight million accounts, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection and write-off experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. When collection efforts on individual accounts have been exhausted, the account is written off by reducing the allowance for doubtful accounts. Our allowance for doubtful accounts was $65 million as of June 30, 2005. Write-offs in the future could be impacted by general economic and business conditions that are difficult to predict.
      Valuation and Recoverability of Long-Lived Assets. Long-lived assets such as property, plant, and equipment represented about $10,279 million of our $25,426 million in total assets as of June 30, 2005. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

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
      Valuation and Recoverability of Intangible Assets. Intangible assets with indefinite useful lives represented about $7,679 million of our $25,426 million in total assets as of June 30, 2005. Intangible assets with indefinite useful lives primarily consist of our FCC licenses. Under new accounting guidance announced by the Securities and Exchange Commission, or SEC, staff at the September 2004 EITF meeting, we performed an impairment test to measure the fair value of our 800 and 900 MHz and 2.5 GHz licenses during the first quarter 2005 using the direct value method and concluded that there was no impairment as the fair values of these intangible assets were greater than their carrying values. We estimate the fair value of our aggregated FCC licenses using the so-called Greenfield method, a discounted cash flow model, developed on the assumption that a new business based upon the FCC licenses is built as a start-up company with no other assets in place. The approach used in determining the fair value of the FCC licenses includes the following assumptions:

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

      The use of different estimates or assumptions within our discounted cash flow model used to determine the fair value of our FCC licenses or the use of a methodology other than a discounted cash flow model assuming a start-up asset could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate and the growth rate. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” and amortize the intangible asset over its remaining useful life. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics.
      Recoverability of Capitalized Software. As of June 30, 2005, we have about $92 million in net unamortized costs for software accounted for under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Our current plans indicate that we will recover the value of the assets; however, to the extent there are changes in economic conditions, technology or the regulatory environment, or demand for the software, our plans could change and some or all of these assets could become impaired.
      Income Tax Valuation Allowance. We maintain a valuation allowance against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. During the six months ended June 30, 2005, we determined that it was more likely than not that we would utilize a portion of our capital loss carryforwards before their expiration and, therefore, we released a portion of the valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order, and capital gains that are more likely than not to be recognized on anticipated transactions. As of June 30, 2005, our valuation allowance of $409 million was comprised primarily of the tax effect of capital losses incurred in prior years for which an allowance is still required. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and the positions may not be probable of being fully sustained.

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

Selected Financial and Operating Data.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Nextel branded service:
Handsets in service, end of period (in thousands)	16,093	13,902	16,093	13,902
Net handset additions (in thousands)	1,046	1,020	550	546
Average monthly minutes of use per handset	860	765	900	780
Customer churn rate	1.5%	1.6%	1.4%	1.6%
Boost Mobile branded prepaid service:
Handsets in service, end of period (in thousands)	1,687	605	1,687	605
Net handset additions (in thousands)	527	200	213	68
Customer churn rate	5.7%	NM	6.2%	NM
System minutes of use (in billions)	84.1	63.0	44.7	32.6
Net transmitter and receiver sites placed in service	1,020	820	570	420
Transmitter and receiver sites in service, end of period	20,820	18,320	20,820	18,320
Nextel stores in service, end of period	812	697	812	697

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
      Our average monthly customer churn rate, excluding handsets sold under our Boost Mobile branded prepaid service, was about 1.4% during the second quarter 2005 as compared to about 1.6% during the second quarter 2004. We believe that this decline in the churn rate is attributable to our ongoing focus on customer retention efforts through our Touch Point strategy, acquiring high quality subscribers, including add-on subscribers from existing customer accounts, and the attractiveness of our differentiated products and services. These customer retention initiatives include such programs as strategic care provided to customers with certain attributes and efforts to migrate customers to more optimal service pricing plans, as well as targeted handset upgrade programs. Our churn also reflects the strength of our credit policies and procedures and our integrated billing, customer care and collections system, which allow us to better manage our customer relationships.
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

Service Revenues and Cost of Service.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Service revenues	$6,695	90%	$5,715	89%	$980	17%
Cost of service (exclusive of depreciation)	1,150	15%	891	14%	259	29%

Service gross margin	$5,545		$4,824		$721	15%

Service gross margin percentage	83%		84%

Three Months Ended
Service revenues	$3,439	90%	$2,939	89%	$500	17%
Cost of service (exclusive of depreciation)	598	16%	455	14%	143	31%

Service gross margin	$2,841		$2,484		$357	14%

Service gross margin percentage	83%		85%

      Service Revenues. Service revenues increased 17% from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005. This increase was primarily attributable to the increase in the number of handsets in service, partially offset by the decline in the average service revenue per handset. The number of handsets in service, including Boost Mobile branded handsets in service, increased 23% from June 30, 2004 to June 30, 2005. We believe that the growth in the number of handsets in service is the result of a number of factors, principally:

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
      Our average service revenue per handset declined about 4% from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005 as:

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
      Cost of Service. Cost of service increased 29% from the six months ended June 30, 2004 to the six months ended June 30, 2005 and 31% from the three months ended June 30, 2004 to the three months ended June 30, 2005, primarily due to increased minutes of use resulting from the combined effect of the increase in handsets in service and an increase in the average monthly minutes of use per handset. Specifically, we experienced for the six and three months ended June 30 2005 as compared to the same periods in 2004:

•	a 30% and 32% net increase in costs incurred for the operation and maintenance of our network, including fixed and variable interconnection costs; and

•	a 24% and 31% increase in our handset service and repair program costs.
      Costs related to the operation and maintenance of our network, including fixed and variable interconnection fees, increased 30% and 32% from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005 primarily due to:

•	an increase in transmitter and receiver and switch related operational costs and fixed interconnection costs due to a 14% increase in transmitter and receiver sites placed into service from June 30, 2004 to June 30, 2005 as well as a reduction in the amortization of deferred gain recorded during the second quarter 2005 as a result of a new site leasing agreement discussed below;

•	an increase in headcount and related employee costs to support our expanding network;

•	an increase in royalties paid to online service providers as we increase the data services available to subscribers, such as wireless email and digital media which includes ringtones, wallpaper and java games;

•	a 33% and 37% increase in total system minutes of use during the six and three months ending June 30, 2005 compared to the same periods in 2004, principally due to a 23% increase in the number of handsets in service as well as an increase in the average monthly minutes of use per handset between the periods, partially offset by

•	a decrease in variable interconnect cost, in the aggregate and on a per system minute of use basis, due to renegotiated lower rates with existing vendors in addition to the movement of some long distance traffic onto our own network beginning in the second quarter 2005.

      The 24% and 31% increase in our handset service and repair program costs from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005 is primarily due to the increase in the subscriber base participating in service and repair programs and electing handset insurance as well as higher costs to operate the programs.
      We expect the aggregate amount of cost of service to increase as customer usage of our network increases and as we add more sites and other equipment to expand the coverage and capacity of our network. During the second quarter 2005, we entered into a new site leasing agreement with one of our cell site vendors that extended lease terms for various cell sites, thereby extending the period for the amortization of the deferred gain that resulted from our 1999 sale of these cell sites to this vendor. Additionally, cost of service could increase in the future as a result of other new site leasing agreements that we may execute. See “— Forward-Looking Statements “— C. Liquidity and Capital Resources” and “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”
      Service Gross Margin. Service gross margin, exclusive of depreciation expense, as a percentage of service revenues decreased from 84% for the six months ended June 30, 2004 to 83% for the six months ended June 30, 2005 and from 85% for the three months ended June 30, 2004 to 83% for the three months ended June 30, 2005, due to the combination of decreasing average service revenues per handset and the costs associated with supporting increasing average monthly minutes per handset.
Handset and Accessory Revenues and Cost of Handset and Accessory Revenues.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Handset and accessory revenues	$732	10%	$677	11%	$55	8%
Cost of handset and accessory revenues	1,093	15%	985	15%	108	11%

Handset and accessory net subsidy	$(361)		$(308)		$(53)	(17)%

Handset and accessory net subsidy percentage	(49)%		(45)%

Three Months Ended
Handset and accessory revenues	$380	10%	$350	11%	$30	9%
Cost of handset and accessory revenues	561	15%	496	15%	65	13%

Handset and accessory net subsidy	$(181)		$(146)		$(35)	(24)%

Handset and accessory net subsidy percentage	(48)%		(42)%

      Handset and Accessory Revenues. The number of handsets sold and the sales prices of the handsets sold influence handset and accessory revenues. Handset and accessory sales increased $55 million or 8% for the six months ended June 30, 2005 as compared to the same period in 2004. This increase reflects an increase of about 17% in the number of handsets sold, partially offset by about a 7% decrease in the average sales price of the handsets. Handset and accessory sales increased $30 million or 9% for the three months ended June 30, 2005 as compared to the same period in 2004. This increase reflects an increase of about 12% in the number of handsets sold, partially offset by about a 2% decrease in the average sales price of the handsets.
      Cost of Handset and Accessory Revenues. The number of handsets sold and the cost of the handsets sold influence cost of handset and accessory revenues. We receive rebate and volume discounts from Motorola based on purchases of handsets. See “— A. Overview — Critical Accounting Policies and Estimates — Cost of Handsets.” Cost of handset and accessory sales increased $108 million or 11% for the six months ended June 30, 2005 as compared to the same period in 2004. This increase reflects an increase of about 17% in the number of handsets sold, partially offset by about a 5% decrease in the average cost of handsets reflecting lower negotiated handset prices and increases in forecasted purchases during 2005 which resulted in greater volume discounts. Cost of handset and accessory sales increased $65 million or 13% for the three months ended June 30, 2005 as compared to same period in 2004. This increase reflects an increase of about 12% in the number of handsets sold and about a 1% increase in the average cost of handsets.
      Handset and Accessory Net Subsidy. The handset and accessory net subsidy primarily consists of handset subsidies, as we generally sell our handsets at prices below cost in response to competition, to attract new customers and as retention inducements for existing customers and gross margin on accessory sales, which are generally higher margin products.
      Handset and accessory net subsidy as a percentage of handset and accessory revenues increased to 49% for the six months ended June 30, 2005 from 45% for the same period in 2004. This increase reflects an increase of about 17% in the number of handsets sold, partially offset by about a 3% decrease in the average subsidy per handset reflecting lower negotiated handset prices and increases in forecasted purchases during 2005 which resulted in greater volume discounts. Handset and accessory net subsidy as a percentage of handset and accessory revenues increased to 48% for the three months ended June 30, 2005 from 42% for the same period in 2004. This increase reflects an increase of about 12% in the number of handsets sold, partially offset by about a 7% increase in the average subsidy per handset.
      We expect to continue the industry practice of selling handsets at prices below cost. Our retention efforts may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”
Selling, General and Administrative Expenses.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Selling and marketing	$1,211	16%	$1,029	16%	$182	18%
General and administrative	1,240	17%	1,020	16%	220	22%

Selling, general and administrative	$2,451	33%	$2,049	32%	$402	20%

Three Months Ended
Selling and marketing	$616	16%	$534	16%	$82	15%
General and administrative	635	17%	544	17%	91	17%

Selling, general and administrative	$1,251	33%	$1,078	33%	$173	16%

      Selling and Marketing. The increase in selling and marketing expenses for the six months and three months ended June 30, 2004 to the six months and three months ended June 30, 2005 reflects:

•	a $103 million and $50 million increase in dealer commission expenses primarily due to:

•	with respect to our Nextel branded service, a significant increase in the rate of commissions earned by indirect dealers and distributors, an increase in volume of new subscriber activations and an increase in volume of handset sales delivered outside of our direct handset fulfillment system which results in increased commissions; and

•	commission expenses associated with the increase in Boost Mobile branded prepaid service subscribers.

•	a $53 million and $24 million increase in sales payroll, facilities and related expenses primarily associated with a 16% increase in the number of Nextel stores between June 30, 2004 and June 30, 2005; and

•	a $22 million and $7 million increase in advertising expenses primarily as a result of advertising and promotional costs related to the national expansion of our Boost Mobile branded prepaid service beginning in the first quarter 2005 and various other new advertising initiatives.
      General and Administrative. The increase in general and administrative expenses reflects:

•	for the six months and three months ended June 30, 2005 compared to the six months and three months ended June 30, 2004, a $123 million and $57 million increase in customer care costs, including costs related to billing, collection and customer retention activities, primarily due to the costs to support a larger customer base, costs related to our customer Touch Point strategy and costs related to an upgrade and retention dealer compensation plan implemented during the third quarter 2004;

•	for the six months and three months ended June 30, 2005, $34 million and $24 million in direct costs related to our proposed merger with Sprint; and

•	for the six months ended June 30, 2004 compared to the six months ended June 30, 2005, a $51 million increase due to increases in personnel, facilities, professional fees and general corporate expenses as a result of technology initiatives, primarily related to product development. For the three months ended June 30, 2004 as compared to the same period in 2005, these increases were offset by the decreases in legal and settlement costs, costs associated with our wireless broadband initiative and other general overhead costs.
      Our selling, general and administrative expenses as a percentage of operating revenues increased from the six months ended June 30, 2004 to the six months ended June 30, 2005 primarily as a result of the increases in billing, collection, customer retention and customer care activities, as well as costs related to our proposed merger with Sprint.
      We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future as a result of a number of factors, including but not limited to:

•	increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities;

•	increased marketing and advertising expenses in connection with sponsorships and branding and promotional initiatives that are designed to increase brand awareness in our markets, including our NASCAR sponsorship;

•	increased costs relating to our Boost Mobile branded prepaid service; and

•	costs relating to the proposed merger with Sprint.
Depreciation and Amortization.

					Change from
		% of		% of	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in millions)
Six Months Ended
Depreciation	$1,020	14%	$874	14%	$146	17%
Amortization	6	—	22	—	(16)	(73)%

Depreciation and amortization	$1,026	14%	$896	14%	$130	15%

Three Months Ended
Depreciation	$517	14%	$442	14%	$75	17%
Amortization	2	—	11	—	(9)	(82)%

Depreciation and amortization	$519	14%	$453	14%	$66	15%

      Depreciation expense increased $146 million and $75 million from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005. Depreciation increased as a result of a 14% increase in transmitter and receiver sites in service and the shortening of the lives of some of our network assets, as well as costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our network. We periodically review the estimated useful lives of our property, plant and equipment assets as circumstances warrant. Events that would likely cause us to review the useful lives of our property, plant and equipment assets include decisions made by regulatory agencies and our decisions surrounding strategic or technology matters. It is possible that depreciation expense may increase in future periods as a result of one or a combination of these decisions. Variances in depreciation expense recorded between periods can also be impacted by several factors, including the effect of fully depreciated assets, the timing between when capital assets are purchased and when they are deployed into service, which is when depreciation commences, company-wide decisions surrounding levels of capital spending and the level of spending on non-network assets that generally have much shorter depreciable lives as compared to network assets.
      Amortization expense decreased $16 million and $9 million from the six months ended June 30, 2004 to the six months ended June 30, 2005 related to intangible assets, primarily customer lists, which became fully amortized during 2004 and the first quarter 2005.
Interest and Other.

			Change from
	June 30,		Previous Year

	2005	2004	Dollars	Percent

	(dollars in millions)
Six Months Ended
Interest expense	$(256)	$(309)	$53	17%
Interest income	31	15	16	107%
Loss on retirement of debt	(37)	(51)	14	27%
Equity in earnings (losses) of unconsolidated affiliates, net	39	(2)	41	NM
Realized gain on sale of investment	—	26	(26)	(100)%
Other, net	6	3	3	100%
Income tax (provision) benefit	(361)	684	(1,045)	(153)%
Mandatorily redeemable preferred stock dividends and accretion	(16)	(4)	(12)	NM
Income available to common stockholders	1,113	1,933	(820)	(42)%
Three Months Ended
Interest expense	$(128)	$(155)	$27	17%
Interest income	18	7	11	157%
Loss on retirement of debt	—	(34)	34	100%
Equity in earnings (losses) of unconsolidated affiliates, net	22	(2)	24	NM
Other, net	4	2	2	100%
Income tax (provision) benefit	(272)	717	(989)	(138)%
Mandatorily redeemable preferred stock dividends and accretion	(10)	(2)	(8)	NM
Income available to common stockholders	524	1,340	(816)	(61)%

NM – Not Meaningful
      Interest Expense. The $53 million and $27 million decrease in interest expense for the six and three months ended June 30, 2005 compared to the same periods in 2004 primarily relates to the decrease in interest expense associated with our senior notes primarily due to the purchase and retirement of $1,346 million in aggregate principal amount at maturity of our senior notes and convertible senior notes since the beginning of 2004, partially offset by the interest expense associated with the additional $500 million in aggregate principal amount of our 5.95% senior notes issued. We also entered into several non-cash debt-for-debt exchange transactions, exchanging $1,635 million in principal amount of higher yield interest rate notes for $1,780 million of lower interest rate notes with longer maturity periods.
      Interest Income. The $16 million and $11 million increase in interest income for the six and three months ended June 30, 2005 compared to the six and three months ended June 30, 2004 is due to an increase in average interest rates during 2005 compared to 2004.
      Loss on Retirement of Debt. During the first quarter 2005, we recognized a loss of $37 million on the extinguishment of the term loan under our credit facility representing the write-off of the related unamortized debt financing costs. For the six months and three months ended June 30, 2004, we recognized a loss of $51 million and $34 million on the retirement of some of our senior notes and convertible senior notes, representing the excess of the purchase price over the carrying value of the purchased and retired notes and the write-off of the related unamortized debt financing costs, net of the recognition of a portion of the deferred premium associated with the termination of some of our interest rate swaps.
      Equity in Earnings (Losses) of Unconsolidated Affiliates. The $41 million and $24 million net increase in equity in earnings of unconsolidated affiliates for the six and three months ended June 30, 2005 as compared to the same periods in 2004 is primarily attributable to our equity method investment in Nextel Partners. Prior to 2004, our investment in Nextel Partners was written down to zero through the application of the equity method of accounting. During the third quarter 2004, Nextel Partners began reporting net income, thereby allowing us to recover our unrecorded losses and begin recognizing equity in earnings in our investment.
      Realized Gain on Sale of Investment. In the first quarter 2004, we tendered our interest in NII Holdings’ senior notes in exchange for $77 million, resulting in a $28 million gain.
      Income Tax (Provision) Benefit. Our income tax (provision) benefit changed from a net benefit of $684 million and $717 million for the six and three months ended June 30, 2004 to a net provision of $361 million and $272 million for the six and three months ended June 30, 2005. Prior to June 30, 2004, we had recorded a full valuation allowance against the tax benefits relating to our net operating loss carryforwards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our income statement only a small provision for income taxes, as our net operating loss carryforwards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred. Based on our cumulative operating results through June 30, 2004, and an assessment of our expected future operations at that time, we concluded that it was more likely than not that we would be able to realize the tax benefits of our federal net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards during the quarter ended June 30, 2004 and began recording an income tax provision based on applicable federal and state statutory rates.
      For the six months ended June 30, 2005, our income tax provision was $361 million consisting of an income tax provision of $564 million, based on the combined federal and state estimated statutory rate of about 39%, and offset by a net benefit of $203 million. For the three months ended June 30, 2005, our income tax provision was $272 million consisting of an income tax provision of $297 million, based on the combined federal and state estimated statutory rate of about 39%, and offset by a net benefit of $25 million. The net benefit for the six and three months ended June 30, 2005 is derived primarily from the release of the portion of valuation allowance attributable to the tax impact of recognized capital gains on completed transactions, including the transaction described in the Report and Order during the first quarter 2005, and capital gains that are more likely than not to be recognized on anticipated transactions. The benefit was partially offset by an increase in our tax reserves of $46 million during the first quarter 2005.
      During the six months ended June 30, 2004, we decreased the valuation allowance attributable to our net operating loss carryforwards by $901 million as a credit to tax expense. For the three months ended June 30,

2004, we recorded a $717 million tax benefit that includes the valuation allowance reversal discussed above, net of accrued amounts for current and prior years’ federal and state income taxes.
      Mandatorily Redeemable Preferred Stock Dividends and Accretion. The $12 million and $8 million increase in the preferred stock dividends for the six and three months ended June 30, 2005 as compared to the same periods in 2004 is due primarily to the $4 million cash consent payment made to holders of our zero coupon convertible preferred stock during the first quarter 2005 and the $7 million special dividend payment made to holders of our series B zero coupon convertible preferred stock, or series B preferred stock, during the three months ended June 30, 2005 related to the conversion of their shares of series B preferred stock into shares of our class A common stock.

C.	Liquidity and Capital Resources
      As of June 30, 2005, we had total liquidity of $3,266 million available to fund our operations including $2,774 million of cash, cash equivalents and short-term investments and $492 million available under the revolving loan commitment of our bank credit facility. Our liquidity has decreased from December 31, 2004, when we had total liquidity of $4,806 million, due to the issuance in the second quarter 2005 of the $2,500 million letter of credit required under the terms of the Report and Order, but the decrease has been offset in part by an increase in cash, cash equivalents and short-term investments of $960 million from December 31, 2004 to June 30, 2005. This increase in cash, cash equivalents and short-term investments is primarily due to cash provided by operating activities.
      As of June 30, 2005, we had working capital of $3,504 million compared to $2,598 million as of December 31, 2004. In addition to cash, cash equivalents and short-term investments, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and any current portion of long-term debt. The increase in working capital is due to the increase in cash, cash equivalents and short-term investments discussed above, partially offset by an increase in the net amounts due to related parties, which is primarily attributable to the timing of scheduled payments to Motorola.
Cash Flows.

	Six Months Ended		Change from
	June 30,		Previous Year

	2005	2004	Dollars	Percent

	(dollars in millions)
Net cash provided by operating activities	$2,351	$2,005	$346	17%
Net cash used in investing activities	(1,744)	(1,195)	(549)	(46)%
Net cash provided by (used in) financing activities	200	(534)	734	137%
      Net cash provided by operating activities for the six months ended June 30, 2005 increased by $346 million as compared to the same period in 2004 primarily due to a $1,159 million increase in cash received from our customers as a result of growth in our customer base, partially offset by a $820 million increase in cash paid to our suppliers and employees in order to support the larger customer base.
      Net cash used in investing activities for the six months ended June 30, 2005 increased by $549 million over the six months ended June 30, 2004 due to:

•	a $332 million increase in cash paid for capital expenditures;

•	a $311 million increase in net purchases of short-term investments; and

•	a $77 million decrease in proceeds from sale of a portion of our investment in NII Holdings in 2004; partially offset by

•	a $171 million decrease in cash paid for licenses, acquisitions, investments and other primarily due to the purchase of 2.5 GHz licenses in 2004.

      Capital expenditures to fund the ongoing investment in our network continued to represent the largest use of our funds for investing activities. Cash payments for capital expenditures totaled $1,520 million for the six months ended June 30, 2005 and $1,188 million for the six months ended June 30, 2004 and increased due to 2005 expenditures related to retuning incumbents and our own facilities under the FCC’s Report and Order. Additionally, we increased our investment in our iDEN network during 2005 as reflected in the 24% increase in transmitter and receiver sites placed into service for the six months ended June 30, 2005 as compared to the same period in 2004. We will incur capital expenditures as we continue to expand the capacity and geographic coverage of our iDEN network through the addition of new transmitter and receiver sites, the implementation of new applications and features and the development of dispatch technologies and services. Additionally, we will incur expenditures under the Report and Order. See “— D. Future Capital Needs and Resources — Capital Needs — Capital Expenditures” and “— Forward-Looking Statements.”
      Net cash provided by financing activities of $200 million for the six months ended June 30, 2005 consisted primarily of $190 million of net proceeds from the issuance of shares of our class A common stock primarily under our equity plans and $22 million of net proceeds from the refinancing of our term loan under our bank credit facility during the three months ended March 31, 2005. Net cash used for financing activities of $534 million for the six months ended June 30, 2004 consisted primarily of $827 million paid for the purchase and retirement of our senior notes and convertible senior notes; $165 million in repayments related to our remaining capital lease obligation; and $139 million in repayments under our bank credit facility; partially offset by $494 million of net proceeds from the sale of our 5.95% senior notes; and $104 million of net proceeds from the issuance of shares of our class A common stock primarily under our equity plans. We may, from time to time, as we deem appropriate, enter into additional refinancing and similar transactions, including exchanges of our common stock or other securities for our debt and other long-term obligations and redemption, repurchase or retirement transactions involving our outstanding debt and equity securities that in the aggregate may be material.

D.	Future Capital Needs and Resources
Capital Resources.
      As of June 30, 2005, our capital resources included $2,774 million of cash, cash equivalents and short-term investments and $492 million of available revolving loan commitments under our credit facility, resulting in a total amount of liquidity to fund our operating, investing and financing activities of $3,266 million.
      Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operating activities. To the extent we continue to generate sufficient cash flow from our operating activities to fund our investing activities, we will use less of our available liquidity and will have less of a need to raise additional capital from the capital markets to fund these types of expenditures. If, however, our cash flow from operating activities declines, is not sufficient to also fund expenditures, including, for example, those required under the FCC’s Report and Order or if significant additional funding is required for our investing activities, including, for example, for deployment of next generation technologies, we may be required to fund our investing activities by using our existing liquidity, to the extent available, or by raising additional capital from the capital markets, which may not be available on acceptable terms, if at all. Our ability to generate sufficient cash flow from operating activities is dependent upon, among other things:

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

      As of June 30, 2005, our bank credit facility provided for total secured financing capacity of up to $6,200 million, which consisted of a $4,000 million revolving loan facility that matures on July 31, 2009, of which $1,000 million had been borrowed and $2,508 million had been utilized in connection with the issuance of letters of credit pursuant to that facility, and a $2,200 million term loan, all of which has been borrowed. In January 2005, we entered into a new $2,200 million secured term loan agreement, the proceeds of which were used to refinance the existing $2,178 million Term Loan E under our credit facility. The new term loan provides for an initial interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 75 basis points, reflecting a reduction of 150 basis points from the rate on the refinanced term loan. The interest rate on the new term loan automatically will adjust to the applicable rate of the existing $4,000 million revolving credit facility, currently LIBOR plus 100 basis points, on December 31, 2005, or earlier if the merger agreement between us and Sprint is terminated. The new term loan matures on February 1, 2010, at which time we will be obligated to pay the principal of the new term loan in one installment, and is subject to the terms and conditions of our existing revolving credit facility, which remain unchanged, including provisions that allow the lenders to declare borrowings due immediately in the event of default.
      In June 2005, we delivered a $2,500 million letter of credit as required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was issued pursuant to our bank credit facility and results in a corresponding reduction in the amount available under the revolving credit facility. The Report and Order provides for periodic reductions in the amount of the letter of credit, which would result in a corresponding increase in the amount of available revolving loan commitments. Additional information regarding the Report and Order can be found in note 2 to the condensed consolidated financial statements in this Form 10-Q.
      Our credit facility requires compliance with two financial ratio tests: total indebtedness to operating cash flow and operating cash flow to interest expense, each as defined in the credit agreement. The maturity dates of the loans may accelerate if we do not comply with these financial ratio tests, which could have a material adverse effect on our financial condition. As of June 30, 2005, we were in compliance with all financial ratio tests under our credit facility and we expect to remain in full compliance with these ratio tests for the foreseeable future. See “— Forward-Looking Statements.” Borrowings under the facility are currently secured by liens on substantially all of our assets, and are guaranteed by us and by substantially all of our subsidiaries. Our credit facility provides for the termination of these liens and subsidiary guarantees upon satisfaction of certain conditions, including improvements in our debt ratings. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.
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
      The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness; create liens; pay dividends or make distributions in respect of our or their capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the telecommunications business. In February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude our proposed merger with Sprint.
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
      The company resulting from the merger with Sprint may be obligated to make significant cash payments to holders of our senior notes. If the merger is completed, the resulting company will be required to make an offer to repurchase our outstanding non-convertible senior notes, of which there was $4,865 million in principal amount outstanding as of June 30, 2005, at a price equal to 101% of the then-outstanding principal amount, plus accrued and unpaid interest, unless:

•	Sprint Nextel’s long-term debt is rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor’s Service, Inc. for at least 90 consecutive days from the completion of the merger, or

•	with respect to three series of our notes (of which there was $4,780 million in principal amount outstanding as of June 30, 2005), both S&P and Moody’s reaffirm or increase the rating of all of our senior notes within 30 days from the completion of the merger or, with respect to any one of the three series, that series is rated investment grade by both S&P and Moody’s. As of June 30, 2005, both S&P and Moody’s have rated Sprint’s long-term debt as investment grade. These repurchase obligations do not apply if the merger with Sprint is not completed.
      Also, if the merger with Sprint is completed, the resulting company may be required to purchase the outstanding shares of Nextel Partners that we do not already own. See “— Future Contractual Obligations.”
      Although we generally are obligated to repay the loans under our credit facility if certain change of control events occur, in February 2005, we amended our credit facility primarily to modify the facility’s definition of “change in control” to exclude our proposed merger with Sprint.
      Capital Expenditures. Our cash payments for capital expenditures during the six months ended June 30, 2005 totaled $1,520 million, including capitalized interest. In the future, we expect our capital spending to be driven by several factors including:

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
      Our future capital expenditures are affected by our decisions with respect to the deployment of new technologies and the performance of current and future technology improvements. As described in more detail above and in our 2004 annual report on Form 10-K, we have implemented modifications to our handsets and network infrastructure software necessary to support deployment of the 6:1 voice coder that is designed to more efficiently utilize radio spectrum and, thereby, significantly increase the capacity of our network, particularly in areas where the amount of licensed spectrum available for our use is reduced in connection with the spectrum reconfiguration contemplated by the FCC’s Report and Order. Technology enhancements like the 6:1 voice coder are designed to reduce the amount of capital expenditures we would need to make to enhance our network voice capacity in future years. Accordingly, if there are delays in the availability of these types of enhancements or if they do not perform as expected, additional capital expenditures could be required. Moreover, any anticipated reductions in capital expenditures could be offset to the extent we incur additional capital expenditures to deploy next generation technologies. We will deploy a next generation technology only when deployment is warranted by expected customer demand and when the anticipated benefits of services requiring this technology outweigh the costs of providing those services. Except for testing and evaluation of new technologies, we do not expect to deploy a next generation technology prior to the closing of the merger with Sprint or the termination of the merger agreement, if applicable. See “— Forward-Looking Statements.”
      Future Contractual Obligations. The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of June 30, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

Future		Remainder					2010 and
Contractual Obligations	Total	of 2005	2006	2007	2008	2009	Thereafter

	(in millions)
Public senior notes	$8,822	$184	$368	$368	$368	$368	$7,166
Bank credit facility(1)	3,939	86	158	165	171	1,149	2,210
Mandatorily redeemable preferred stock cash payments(2)	16	—	—	—	—	—	16
Operating leases	3,676	255	606	586	535	465	1,229
Purchase obligations and other	2,913	536	708	553	314	277	525

Total	$19,366	$1,061	$1,840	$1,672	$1,388	$2,259	$11,146

(1)	These amounts include principal amortization and estimated interest payments based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

(2)	All outstanding shares of the mandatorily redeemable preferred stock as of June 30, 2005 were converted into shares of our class A common stock in July 2005. Additional information regarding our mandatorily redeemable preferred stock can be found in note 3 to the condensed consolidated financial statements in this Form 10-Q.
      The table above does not include those costs to be paid over the next approximately three years in connection with the Report and Order. We currently estimate our total minimum cash obligation to be approximately $2,801 million, of which $406 million was recorded as a liability as of June 30, 2005. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2,801 million obligation, subject to approval by the Transition Administrator under the Report and Order. As of June 30, 2005, we had submitted $9 million in costs to the Transition Administrator for approval, all of which had been approved for credit against the $2,801 million obligation. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire rebanding process; however, we have incurred $16 million associated with the reconfiguration of the 1.9 GHz spectrum that we believe will ultimately be approved for credit against the $2,801 million obligation. Because the final reconciliation and audit of the entire rebanding obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for these expenditures that we currently believe should be applied to fulfillment of our obligation. As of June 30, 2005, assuming full credit for expenditures made to date, our remaining minimum obligation would have been $2,566 million.

      In addition, we have about $2.5 billion of open purchase orders for goods or services as of June 30, 2005 that are enforceable and legally binding and that specify all significant terms, but are not recorded as liabilities as of June 30, 2005. We expect substantially all of these commitments to become due in the next twelve months. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions which may not be met, to pay up to about $254 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our most significant service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to our information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. Significant amounts expected to be paid to Motorola for infrastructure, handsets and related services are not shown above due to the uncertainty surrounding the timing and extent of these payments; however, the table does include the minimum contractual amounts. The table above does not include the $50 million consent fee paid to Motorola in July 2005 as discussed in note 5 to the condensed consolidated financial statements in this Form 10-Q. Also, see note 5 to the condensed consolidated financial statements in this Form 10-Q for amounts paid to related parties in the six months ended June 30, 2005, substantially all of which was paid to Motorola.
      In addition, the table above does not reflect amounts that we may be required to, or elect to, pay with respect to the purchase of equity interests in Nextel Partners that we do not currently own. At June 30, 2005, we held approximately 31% of the common equity interests in Nextel Partners. In January 1999, we entered into agreements with Nextel Partners and other parties, including Motorola, relating to the formation, capitalization, governance, financing and operation of Nextel Partners. The certificate of incorporation of Nextel Partners establishes circumstances in which we will have the right or obligation to purchase the outstanding shares of class A common stock of Nextel Partners at specified prices.
      Specifically, during the 18-month period following completion of the proposed merger with Sprint, the holders of a majority of the Nextel Partners class A common stock can vote to require us to purchase all of the outstanding shares of Nextel Partners that we do not already own for the appraised fair market value of those shares. The Nextel Partners stockholders will not be entitled to take action if the proposed merger with Sprint is not completed. The put process can be initiated at the request of the holders of at least 20% of the Nextel Partners shares. Nextel Partners recently filed preliminary proxy materials with the SEC regarding the potential exercise of these “put rights.” We do not know if the stockholders of Nextel Partners will elect to require us to purchase the Nextel Partners class A shares if the proposed merger with Sprint is completed. Nextel Partners’ certificate of incorporation specifies steps for this process and for determining “fair market value,” which would be the price at which we could be required to purchase the Nextel Partners shares. There are also a number of other circumstances in which we may be required to purchase the outstanding shares of Nextel Partners’ class A common stock, which would continue to apply following completion of the proposed merger with Sprint. In general, we may pay the consideration for the purchase of the Nextel Partners class A common stock in the circumstances described above in cash, shares of our stock, or a combination of both.
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
      If we deploy next generation technologies, our anticipated cash needs could increase significantly. If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business could change significantly.
      The conclusion that we expect to meet our funding needs for at least the next twelve months as described above does not take into account:

•	the impact of our participation in any future auctions for the purchase of licenses for significant amounts of spectrum;

•	any significant acquisition transactions or the pursuit of any significant new business opportunities other than those currently being pursued by us;

•	payments that could be made to satisfy the Nextel Partners “put rights”, which could arise if the merger with Sprint is completed;

•	the funding required in connection with a deployment of next generation technologies;

•	potential material additional purchases or redemptions of our outstanding debt and equity securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to Phase II E911 service.
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
Forward-Looking Statements
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in, or incorporated by reference into, this quarterly report, or that are made in other reports that are referred to in this quarterly report, are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties including technological uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. The operation and results of our wireless communications business may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the uncertainties related to our proposed merger with Sprint and whether the Nextel Partners “put rights” will arise or be exercised;

•	the success of efforts to improve, and satisfactorily address any issues relating to, our network performance, including any performance issues resulting from the reconfiguration of the 800 MHz band as contemplated by the FCC’s Report and Order;

•	the timely development and availability of new handsets with expanded applications and features;

•	market acceptance of our data service offerings, including our Nextel Online services;

•	the timely delivery and successful implementation of new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the absence of any significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us;

•	the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	our ability to successfully scale our business and support operations in order to meet our goals for subscriber and revenue growth, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and personal communication services including, for example, two-way walkie-talkie features that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications generally;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order and to deploy location-based Phase II E911 capabilities;

•	access to sufficient debt or equity capital to meet any operating and financing needs; and

•	other risks and uncertainties described from time to time in our reports filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the three months ended March 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      We primarily use senior notes, credit facilities, mandatorily redeemable preferred stock and issuances of common stock to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the LIBOR and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our bank credit facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of June 30, 2005, we did not have any material derivative instruments.
      As of June 30, 2005, we held $488 million of short-term investments and $2,286 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government securities and money market deposits. Our primary interest rate risk on these short-term investments, and cash and cash equivalents, results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.
      The table below summarizes our remaining interest rate risks as of June 30, 2005 in U.S. dollars. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related interest rates by year of maturity for our senior notes, bank credit facilities, finance obligations and mandatorily redeemable preferred stock in effect at June 30, 2005. In the case of the mandatorily redeemable preferred stock and senior notes, the table excludes the potential exercise of the relevant redemption or conversion features. Fair values included in this section have been determined based on:

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

	Year of Maturity
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(dollars in millions)
I. Interest Rate Sensitivity
Mandatorily Redeemable Preferred Stock, Long-term Debt and Finance Obligation
Fixed rate(1)	$—	$—	$1	$1	$1	$5,490	$5,493	$5,821
Average interest rate	8%	8%	8%	8%	8%	7%	7%
Variable rate	$—	$—	$—	$—	$1,000	$2,200	$3,200	$3,201
Average interest rate	—	—	—	—	4%	4%	4%

(1)	Amounts individually round to less than $1 million annually, except where otherwise noted.

Item 4.	Controls and Procedures.
      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Nextel Communications, Inc. (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
      As a matter of course, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the three months ended June 30, 2005, we streamlined certain key processes with regard to the interface between our billing system and financial system. There have been no other changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Nextel’s internal controls over financial reporting.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.
      We are involved in certain legal proceedings that are described in our 2004 annual report on Form 10-K. Except as described in note 6 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, during the three months ended June 30, 2005, there were no material developments in the status of those legal proceedings.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operation.

Item 5.	Other Information.
      Sprint supplements the coverage of its wireless network through arrangements with third party network operators, which we refer to as Sprint PCS Affiliates. The Sprint PCS Affiliates provide services to subscribers under the Sprint brand name on wireless networks built and operated by the Sprint PCS Affiliates at their expense in specified geographic areas. Several of the Sprint PCS Affiliates have raised concerns that, following the merger, the operation of the combined company will violate certain rights that they claim under their arrangements with Sprint. Several other Sprint PCS Affiliates have filed lawsuits against Sprint alleging these potential violations, and some of these lawsuits also name us as a party and allege that we have improperly interfered with the rights of these Sprint PCS Affiliates under their respective agreements with Sprint. The Sprint PCS Affiliate plaintiffs seek various remedies in connection with these lawsuits. Some seek to enjoin the merger, and all seek to limit the post-merger conduct of Sprint Nextel in the respective geographic areas designated as the service areas of the Sprint PCS Affiliates, in each case to the extent that such conduct would violate the respective Sprint PCS Affiliate’s agreements with Sprint.
      With respect to the lawsuits brought by Sprint PCS Affiliates in which we are a party, we intend to vigorously defend these matters, and we have been advised by Sprint that it intends to vigorously defend all of these lawsuits. There can be no assurance that additional lawsuits seeking similar or additional remedies will not be filed by one or more other Sprint PCS Affiliates, of the outcome of any lawsuits or that any relief granted to any of the Sprint PCS Affiliate plaintiffs would not have a material effect on the business or results of operations of us or Sprint Nextel following the merger. Any relief granted to any of the Sprint PCS Affiliate plaintiffs, or the outcome of any agreements that may be reached with one or more of the Sprint PCS Affiliate plaintiffs or other Sprint PCS Affiliates as a result of pending or future discussions or negotiations or in connection with a settlement of lawsuits, could prevent Sprint Nextel from fully realizing some of the anticipated benefits of the merger.

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

William G. Arendt
Senior Vice President and Controller
(Principal Accounting Officer)
Date: July 28, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

15	Letter in Lieu of Consent for Review Report

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications